Form 10-Q
period 1998-12-31
CORINTHIAN COLLEGES INC
filed 1999-03-19
CIK 1066134

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to __________________

                        Commission file number 0-25283

                           CORINTHIAN COLLEGES, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                           33-0717312
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                           Identification No.)

            6 Hutton Centre Drive, Suite 400, Santa Ana, California
                   (Address of principal executive offices)

                                     92707
                                  (Zip Code)

                                (714) 427-3000
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]  No [X]

At March 15, 1999, 10,345,623 shares of Common Stock and Nonvoting Common Stock of the Registrant were outstanding.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at
         June 30, 1998 and December 31, 1998..............................  3

         Condensed Consolidated Statements of Operation for the
         quarter and six months ended December 31, 1997 and 1998..........  4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended December 31, 1997 and 1998......................  5

         Notes to Condensed Consolidated Financial Statements.............  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  7

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........ 11


PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds........................ 11

Item 6.  Exhibits and Reports on Form 8-K................................. 11


SIGNATURES................................................................ 12
----------

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                               June 30,     December 31,
                                                                                 1998           1998
                                                                             ------------   ------------
                                                                                             (Unaudited)
       ASSETS
--------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents................................................      $ 2,402        $   467
 Restricted cash..........................................................          760            760
 Accounts receivable, net of allowance for doubtful accounts of
   $3,519 and $2,764 at June 30, 1998 and December 31, 1998,
   respectively...........................................................       10,077         11,705
 Student notes receivable, net of allowance for doubtful accounts of
   $457 and $424 at June 30, 1998 and December 31, 1998, respectively.....        1,776          1,621
 Deferred income taxes....................................................        2,396          2,396
 Prepaid expenses and other current assets................................        3,126          3,450
                                                                                -------        -------
      Total current assets................................................       20,537         20,399
PROPERTY AND EQUIPMENT, net...............................................       10,332         10,481
OTHER ASSETS:
 Intangibles, net of accumulated amortization of $2,010 and $2,564 at
   June 30, 1998 and December 31, 1998, respectively......................       22,719         21,764
 Student notes receivable, net of allowance for doubtful accounts of
   $1,829 and $1,697 at June 30, 1998 and December 31, 1998, respectively.        4,408          4,789
 Deposits and other assets................................................        1,909          2,647
                                                                                -------        -------
      TOTAL ASSETS........................................................      $59,905        $60,080
                                                                                =======        =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
CURRENT LIABILITIES:
 Accounts payable.........................................................      $ 4,727        $ 5,645
 Accrued compensation and related liabilities.............................        3,704          2,766
 Accrued expenses.........................................................          880          1,127
 Accrued interest.........................................................        1,295          1,512
 Income tax payable.......................................................        1,739          1,844
 Prepaid tuition..........................................................        2,952          3,081
 Current portion of long-term debt........................................        4,634          8,139
                                                                                -------        -------
      Total current liabilities...........................................       19,931         24,114
                                                                                -------        -------
LONG-TERM DEBT, net of current portion....................................       31,535         25,464
                                                                                -------        -------
DEFERRED INCOME TAXES.....................................................          121            371
                                                                                -------        -------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK................................................        2,167          2,233
                                                                                -------        -------
CONVERTIBLE PREFERRED STOCK...............................................        5,174          5,388
                                                                                -------        -------
STOCKHOLDERS' EQUITY:
 Common Stock, $0.0001 par value:
      Common Stock, 40,000 shares authorized, 4,924 shares
        issued and outstanding at June 30, 1998 and December 31, 1998.....            1              1
      Nonvoting Common Stock, 2,500 shares authorized, 1,415 shares
        issued and outstanding at June 30, 1998 and December 31, 1998.....            -              -
      Additional paid-in capital..........................................        1,374          1,374
 Notes receivable for stock...............................................         (187)          (187)
 Retained earnings (Accumulated deficit)..................................         (211)         1,322
                                                                                -------        -------
      Total stockholders' equity..........................................          977          2,510
                                                                                -------        -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................      $59,905        $60,080
                                                                                =======        =======

                            See accompanying notes.

                    CORINTHIAN COLLEGES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                  (Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                        December 31,          December 31,
                                                    --------------------   -------------------
                                                      1997        1998       1997       1998
                                                    ---------   --------   --------   --------

NET REVENUES.....................................    $26,440    $32,974    $50,786    $63,270
                                                     -------    -------    -------    -------
OPERATING EXPENSES:
  Educational services...........................     15,881     18,711     31,293     36,689
  General and administrative.....................      2,640      3,468      5,201      6,758
  Marketing and advertising......................      5,844      7,221     12,147     14,856
                                                     -------    -------    -------    -------
     Total operating expenses....................     24,365     29,400     48,641     58,303
                                                     -------    -------    -------    -------
     Income from operations......................      2,075      3,574      2,145      4,967
INTEREST EXPENSE, net............................        862        791      1,671      1,694
                                                     -------    -------    -------    -------
     Income before provision for income taxes....      1,213      2,783        474      3,273
PROVISION FOR INCOME TAXES.......................        501      1,265        190      1,460
                                                     -------    -------    -------    -------
NET INCOME.......................................    $   712    $ 1,518    $   284    $ 1,813
                                                     =======    =======    =======    =======

INCOME ATTRIBUTABLE TO
 COMMON STOCKHOLDERS:
  Net income.....................................    $   712    $ 1,518    $   284    $ 1,813
  Less preferred stock dividends.................        (31)      (147)       (61)      (280)
                                                     -------    -------    -------    -------
     Income attributable to common stockholders..    $   681    $ 1,371    $   223    $ 1,533
                                                     =======    =======    =======    =======
Net income per common share:.....................
  Basic..........................................    $  0.14    $  0.26    $  0.04    $  0.29
                                                     =======    =======    =======    =======
  Diluted........................................    $  0.10    $  0.19    $  0.03    $  0.21
                                                     =======    =======    =======    =======
Weighted average number of common shares
 outstanding:
  Basic..........................................      4,961      5,236      4,961      5,236
                                                     =======    =======    =======    =======
  Diluted........................................      7,040      7,333      6,952      7,333
                                                     =======    =======    =======    =======

                            See accompanying notes.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                              Six Months Ended
                                                             ------------------
                                                                December 31,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................   $   284   $ 1,813
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities--
   Depreciation and amortization...........................     1,474     1,682
   Deferred income taxes...................................        --       250
   Changes in assets and liabilities:
     Accounts receivable...................................        13    (1,628)
     Student notes receivable..............................      (834)     (226)
     Income tax refund receivable..........................       190        --
     Prepaid expenses and other assets.....................    (1,897)     (914)
     Accounts payable......................................    (1,342)      918
     Accrued expenses......................................      (244)     (474)
     Income tax payable....................................        --       105
     Prepaid tuition.......................................    (1,919)      129
                                                              -------   -------
   Net cash provided by (used in) operating activities.....    (4,275)    1,655
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Phillips Colleges acquisition purchase price adjustment...        --       402
 Capital expenditures......................................    (1,007)   (1,168)
                                                              -------   -------
   Net cash used in investing activities...................    (1,007)     (766)
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of convertible preferred stock.........     4,934        --
 Increase in deferred financing costs......................      (163)     (259)
 Borrowings under long-term debt...........................     1,000     3,200
 Principal repayments on long-term debt....................    (3,059)   (5,765)
                                                              -------   -------
   Net cash provided by (used in) financing activities.....     2,712    (2,824)
                                                              -------   -------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS................    (2,570)   (1,935)
CASH AND CASH EQUIVALENTS, beginning of period.............     2,821     2,402
                                                              -------   -------
CASH AND CASH EQUIVALENTS, end of period...................   $   251   $   467
                                                              =======   =======

                            See accompanying notes.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - The Company and Basis of Presentation

     Corinthian Colleges, Inc. (the "Company") is in the business of operating degree and non-degree granting private, for-profit post-secondary schools devoted to career program training primarily in the medical, technical and business fields.

     The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operation of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's final Prospectus, as filed with the Securities and Exchange Commission on February 5, 1999. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of results that could be expected for the entire fiscal year.

     The consolidated financial statements as of December 31, 1998 and for the three and six months then ended are consolidated and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


Note 2 - Weighted Average Number of Common Shares Outstanding

     The table below indicates the weighted average number of common share calculations used in computing basic and diluted net income per common share utilizing the treasury stock method (in thousands):

                                                 Three Months Ended     Six Months Ended
                                                     December 31,          December 31,
                                                 -------------------   -------------------
                                                   1997       1998       1997       1998
                                                 --------   --------   --------   --------
Basic common shares outstanding................    4,961      5,236      4,961      5,236
Effects of dilutive securities:
  Warrants.....................................      701        968        613        968
  Non-vested executive Common Stock............      551        275        551        275
  Non-vested executive Nonvoting Common Stock..      827        827        827        827
  Stock options................................      n/a         27        n/a         27
                                                   -----      -----      -----      -----
Diluted common shares outstanding:.............    7,040      7,333      6,952      7,333
                                                   =====      =====      =====      =====


Note 3 - Subsequent Events

    On February 10, 1999 the Company completed an initial public offering of Common Stock (the "Offering"). Prior to the Offering, on February 3, 1999 the Company filed with the Delaware Secretary of State its Restated Certificate of Incorporation, which was thereby amended, to provide for, among other things,
(i) an increase in the authorized capital stock of the Company to 43,000,000 shares, (ii) a 44.094522 for 1 split of all shares of the Common Stock and Nonvoting Common Stock, and (iii) a change in par value for the Common Stock and Nonvoting Common Stock to $0.0001 per share. All share and per share amounts shown in the accompanying consolidated financial statements have been retroactively adjusted to reflect this increase in authorized shares, stock split and change in par value.

     In connection with the Offering, the Company also caused the conversion of all existing Series 2 Convertible Preferred Stock into 388,334 shares of Nonvoting Common Stock and all existing Series 3

Convertible Preferred Stock into 388,334 shares of Common Stock. The holders of 826,773 shares of Nonvoting Common Stock exercised their contractual rights to exchange all such shares of Nonvoting Common Stock for an equal number of shares of Common Stock. The holders of all outstanding exercisable warrants to purchase Common Stock and Nonvoting Common Stock exercised such warrants for an aggregate of 330,362 shares of Common Stock and 200,005 shares of Nonvoting Common Stock. Concurrent with the Offering, the Company granted an option to purchase 6,000 shares of Common Stock at $18.00 to each of its four directors who are not employees of the Company. The options will vest at the rate of 50% on each of the first and second anniversaries of the grant date.

     In the Offering, the Company issued and sold 2,700,000 shares of Common Stock at a price of $18.00 per share. The Company received total net proceeds, after deduction of underwriting discounts, of approximately $45.2 million. Subsequent to the Offering, the Company applied $1.8 million of the proceeds to the expenses of the Offering, repaid $22.6 million of senior indebtedness, including a prepayment penalty of $2.6 million, repaid $5.0 million of subordinated indebtedness, repaid $3.0 million of outstanding credit facility borrowings, redeemed $2.2 million in redeemable preferred stock including accumulated dividends thereon, and paid accumulated dividends of $0.5 million on convertible preferred stock. The remaining $10.1 million of proceeds are available for general corporate purposes.

     In February, 1999 the Company recorded a $2.0 million extraordinary loss, net of tax benefit, resulting from the prepayment penalty and the write-off of deferred loan fees associated with the early extinguishment of the indebtedness mentioned above. Also in February 1999, the Company received $187,312 from five executive officers of the Company as full payment for notes receivable from such executive officers, plus the accumulated interest thereon.

     On February 22, 1999 the underwriters of the Offering exercised their over-allotment option to purchase an additional 405,000 shares of Common Stock from certain selling shareholders. The Company received no proceeds from sale of the over-allotment shares.

     Concurrent with the consummation of the Offering, the Company entered into a $10.0 million credit facility with Union Bank of California (the "Credit Facility"). The Credit Facility is a one-year, secured revolving credit facility, bears interest at LIBOR plus 200 basis points and includes a non-usage fee of 1/8 % per year on the unused portion. At maturity, any Acquisition Advances (as defined in the Credit Facility) will convert to a three year fully amortizing term loan. Under the Credit Facility, the Company will be required to maintain certain financial and other covenants. Borrowings under the Credit Facility will be secured by substantially all personal property of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would," or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, and other factors, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (File No. 333-59505), filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the aforementioned Registration Statement on Form S-1.

Results of Operations

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

     Net revenues increased $6.5 million, or 24.7%, from $26.4 million in the second quarter of fiscal 1998 to $33.0 million in the second quarter of fiscal 1999, due primarily to an 11.3% increase in the average student population during the quarter and a 10.1% increase in the average tuition rate per student. At December 31, 1998, the total student population was 15,073, compared with 13,591 at December 31, 1997.

     Educational services expense increased $2.8 million, or 17.8%, from $15.9 million in the second quarter of fiscal 1998 to $18.7 million in the second quarter of fiscal 1999, due primarily to the increase in student population, wage increases for employees, and higher bad debt expense related to the colleges which lost access to Title IV loan funds in the second quarter of fiscal 1997. As a percentage of net revenue, educational services expense decreased from 60.1% to 56.7%.

     General and administrative expense increased $0.8 million, or 31.4%, from $2.6 million in the second quarter of fiscal 1998 to $3.5 million in the second quarter of fiscal 1999, primarily as a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees, (iii) increased performance bonus accrual, (iv) increased travel and training, and (v) Year 2000 remediation expenses. As a percentage of net revenue, general and administrative expense increased from 10.0% to 10.5%.

     Marketing and advertising expense increased $1.4 million, or 23.6%, from $5.8 million in the second quarter of fiscal 1998 to $7.2 million in the second quarter of fiscal 1999, primarily due to increased advertising expenditures (both quantity and cost inflation) and increased staff costs resulting from wage increases and additional high school admissions representatives. As a percentage of net revenue, marketing and advertising expense decreased from 22.1% to 21.9%.

     Net interest expense decreased $0.1 million, or 8.2%, from $0.9 million in the second quarter of fiscal 1998 to $0.8 million in the second quarter of fiscal 1999, due primarily to a $2.5 million principal payment made in October 1998. The Company expects interest expense to decrease in the third and fourth fiscal quarters as a result of certain debt retirement in connection with the Offering.

     The Company's effective income tax rate increased from 41.3% in fiscal 1998 to 45.5% in fiscal 1999 due to increases in permanent differences and one-time separate state tax filing issues.

     Net income increased $0.8 million, or 113.2%, from $0.7 million in the second quarter of fiscal 1998 to $1.5 million in the second quarter of fiscal 1999, due primarily to the factors discussed above.

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31,
1997

     Net revenues increased $12.5 million, or 24.6%, from $50.8 million in the first six months of fiscal 1998 to $63.3 million in the first six months of fiscal 1999, due primarily to an 11.4% increase in the average student population during the six month period and a 9.6% increase in the average tuition rate per student.

     Educational services expense increased $5.4 million, or 17.2%, from $31.3 million in the first six months of fiscal 1998 to $36.7 million in the first six months of fiscal 1999, due primarily to the increase in student population, wage increases for employees, and higher bad debt expense related to the colleges which lost access to Title IV loan funds in the first six months of fiscal 1997. As a percentage of net revenue, educational services expense decreased from 61.6% to 58.0%.

     General and administrative expense increased $1.6 million, or 29.9%, from $5.2 million in the first six months of fiscal 1998 to $6.8 million in the first six months of fiscal 1999, primarily as a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees, (iii) increased performance bonus accrual, (iv) increased travel and training, and (v) Year 2000 remediation expenses. As a percentage of net revenue, general and administrative expense increased from 10.2% to 10.7%.

     Marketing and advertising expense increased $2.7 million, or 22.3%, from $12.1 million in the first six months of fiscal 1998 to $14.9 million in the first six months of fiscal 1999, primarily due to increased advertising expenditures (both quantity and cost inflation) and increased staff costs resulting from wage increases and additional high school admissions representatives. As a percentage of net revenue, marketing and advertising expense decreased from 23.9% to 23.5%.

     Net interest expense remained relatively constant at $1.7 million.
Interest expense increased slightly due to a restructuring of the Company's senior debt in November 1997 and increased usage of the Company's revolving credit facility partially offset by the $2.5 million principal payment made in October 1998. This increase in interest expense was almost totally offset by an increase in interest income from the student notes receivable.

     The Company's effective income tax rate increased from 40.1% in fiscal 1998 to 44.6% for fiscal 1999 due to increases in permanent differences and one-time separate state tax filing issues.

     Net income increased $1.5 million, or 538.4%, from $0.3 million in the first six months of fiscal 1998 to $1.8 million in the first six months of fiscal 1999, due primarily to the factors discussed above.

     The 10.1% and 9.6% increases in the average tuition rate per student for the quarter and six months ended December 31, 1999, respectively, resulted from a combination of (i) tuition price increases averaging approximately 7.5% and
(ii) the effect of graduation and attrition of students in the degree granting colleges that had fixed tuition contracts significantly below the prevailing rate being charged new students. Under prior ownership, students in these colleges were guaranteed a fixed tuition price for the duration of their programs. Thus, any subsequent tuition price increases applied only to new students. Subsequent to the Company's acquisition of these colleges, the pricing mechanism has been changed so that tuition increases now affect both new students and continuing students. However, the Company honored the fixed price commitment to those students already in school when the Company acquired the colleges. The result is a greater increase in the average tuition rate per student than the actual period to period tuition price increase because of the period to period mix impact of new to "grandfathered" students. The Company expects that the majority of the remaining "grandfathered" students will graduate or discontinue over the next 12 to 18 months. After that time, the Company expects period to period increases in the average tuition rate per student to more closely track the actual tuition price increases implemented period to period. Additionally, the approximately 7.5% tuition price increase implemented in the period is higher than the historical increase of approximately 5.0% annually due to some increases in certain markets and for certain programs where the Company was underpriced relative to its competition. Accordingly, the average tuition rate increases discussed herein are not necessarily indicative of future increases.

Seasonality and Other Factors Affecting Quarterly Results

     The Company's revenues normally fluctuate as a result of seasonal variations in its business, principally in its total student population.
Student population varies as a result of new student enrollments and student attrition. Historically, the Company's colleges have had lower student populations in the first fiscal quarter than in the remainder of the year. The Company's expenses, however, do not vary as significantly as student population and revenue. The Company expects quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results that could be expected for the full fiscal year or for any future period.

Liquidity and Capital Resources

     Cash flow provided by operations totaled $1.7 million in the first six months of fiscal 1999 compared to $4.3 million used in operations in the same period of fiscal 1998. The Company had a $3.7 million working capital deficit as of December 31, 1998 compared to $0.6 million of working capital as of June 30, 1998. The decrease in working capital was due primarily to additional long term debt becoming current during the period, partially offset by favorable operating results. Included in working capital as of June 30, 1998 and December 31, 1998 is $760,000 of restricted cash, of which $750,000 secures a letter of credit to the U.S. Department of Education.

     Capital expenditures increased from $1.0 million in the six months ended December 31, 1997 to $1.2 million in the same period in 1998. The increase was due to continued upgrading of school equipment and facilities and purchases of additional equipment to accommodate the increasing student population. Capital expenditures are expected to continue to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment and add new campuses. The Company does not have any material commitments for capital expenditures for the remainder of fiscal 1999.

     The Company believes that the cash flow from operations, supplemented from time to time by borrowings from the revolving credit facility with Union Bank of California, will provide adequate funds for ongoing operations, planned routine capital expenditures, planned expansion to new locations and debt service during the term of the revolving credit agreement.

     As a result of repayment of indebtedness subsequent to the Offering, the Company expects interest expense to be lower and have a lesser impact on net income in comparison to periods prior to the Offering.

     The Company leases all of its facilities except five. The Company expects that future commitments on existing leases will be paid from cash flow from operations.

Year 2000 Compliance

     A complete discussion of the Company's status regarding the Year 2000 compliance is contained in the Company's final Prospectus, as filed with the Securities and Exchange Commission on February 5, 1999. Except as set forth below, there has been no significant change in the Company's status regarding the Year 2000 compliance issues since the filing of the final Prospectus.

     State of Readiness. The Company has evaluated the readiness of its internal and third party information technology and non-information technology systems which, if not Year 2000 compliant, could have a direct material impact on the Company. This evaluation identified the following areas of concern which have not been previously remediated: (i) the Company's proprietary student database system (School's Automation System or "SAS"), and (ii) the Department of Education's (the "DOE's") systems for processing and disbursing student financial aid.

     The Company's SAS system is not compliant and the updates to this system are not yet complete. To date, a detailed assessment of the system has been completed wherein each date occurrence has been identified and documented, and a detailed plan has been developed to complete the necessary remedial work. The remediation project is approximately 75% complete and the Company expects that all the necessary corrections to this system will be completed and tested by July 1, 1999.

     The Company has also assessed the state of readiness of its major servers and shared hardware devices. It has determined that its hardware systems are either already Year 2000 compliant or can be made so through upgrades of operating system software. Where necessary, these upgrades are expected to be finalized by July 1, 1999.

     The Company is highly dependent on student funding provided through Title IV programs. Processing of student applications for this funding and actual disbursement of a significant portion of these funds are accomplished through the DOE's computer systems. According to the DOE, their systems should be brought into certifiable compliance by March 1999. However, the Company is not able to reliably assess the DOE's progress to date, and any problems in the DOE's systems could result in interruption of funding for the Company's students and have a material adverse impact on the Company, its business and results of operations.

    Year 2000 Costs. The Company now estimates that it will expense approximately $600,000 in fiscal 1999 to complete its remediation efforts, of which approximately $340,000 was expensed in the first two fiscal quarters. These efforts have been, and are expected to continue to be, funded through cash from operations. The Year 2000 compliance project has not resulted in the deferral of any significant information systems initiatives by the Company.

    Risks from Year 2000 Issues. The Company believes the greatest Year 2000 compliance risk, in terms of magnitude of risk, is that the DOE may fail to complete its remediation efforts in a timely manner and Title IV funding for its students could be interrupted for a period of time. Other than public comments provided by the DOE, the Company is unable to predict the likelihood of this risk occurring. Any significant interruption of this funding could have a material adverse effect on the Company's results of operations, liquidity or financial condition. As mentioned earlier, the Company is dependent upon DOE assertions as to their progress to date and timetable for completion of their remediation efforts. As of the date of this Quarterly Report, the latest public pronouncement by the DOE indicated its remediation work was scheduled to be completed by March 1999.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Subsequent to the Offering on February 10, 1999, and the application of the proceeds therefrom (including repayment of certain debt), the only assets or liabilities of the Company which are subject to risks from interest rate changes are (i) the mortgage debt of the Company in the aggregate amount of $3.6 million, and (ii) notes receivable from students for the aggregate amount of $6.4 million, both at December 31, 1998. The mortgage debt of the Company and the student notes receivable are at fixed interest rates. Additionally, the Company does not currently borrow to finance student notes receivable. Accordingly, the Company does not believe it is subject to material risks from reasonably possible near-term changes in market interest rates.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
           The use of proceeds from the Offering is described in Note 3 in the Notes to Financial Statements in Part I above and is hereby incorporated by this reference.

Item 6.  Exhibits and Reports on Form 8-K.
           The exhibits filed with the Company's Registration Statement on Form S-1, as amended (File No. 333-59505), are hereby incorporated herein by this reference and made a part hereof.

           (a) Exhibits:

               27  Financial Data Schedule.

           (b) Reports on Form 8-K: There were no reports filed on Form 8K for the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CORINTHIAN COLLEGES, INC.
(Registrant)


March 19, 1999                           /s/ David G. Moore
                                         --------------------------------------
                                         David G. Moore
                                         President and Chief Executive Officer
                                         (Principle Executive Officer)


March 19, 1999                           /s/ Frank J. McCord
                                         -------------------------------------
                                         Frank J. McCord
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principle Accounting Officer)