Form 10-Q
period 1999-03-31
CORINTHIAN COLLEGES INC
filed 1999-05-11
CIK 1066134

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Yes  [X]   No  [_]

At May 10, 1999, 10,345,623 shares of Common Stock and Nonvoting Common Stock of the Registrant were outstanding.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets at
              June 30, 1998 and March 31, 1999..........................     3

              Condensed Consolidated Statements of Operations for the
              quarter and nine months ended March 31, 1998 and 1999.....     4

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended March 31, 1998 and 1999.................     5

              Notes to Condensed Consolidated Financial Statements......     6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................     7

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk.    12

PART II - OTHER INFORMATION
---------------------------

     Item 2.  Changes in Securities and Use of Proceeds.................    12

     Item 6.  Exhibits and Reports on Form 8-K..........................    12


SIGNATURES..............................................................    13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                      June 30,     March 31,
                                                                                        1998         1999
                                                                                     ----------   -----------
                                                                                                  (Unaudited)
                                    ASSETS
   ---------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents.....................................................      $ 2,402       $ 7,684
   Restricted cash...............................................................          760            10
   Marketable investments........................................................            -         4,459
   Accounts receivable, net of allowance for doubtful accounts of
      $3,519 and $2,855 at June 30, 1998 and March 31, 1999,
      respectively ..............................................................       10,077        11,636
   Student notes receivable, net of allowance for doubtful accounts of
      $457 and $459 at June 30, 1998 and March 31, 1999, respectively............        1,776         1,489
   Deferred income taxes.........................................................        2,396         2,396
   Prepaid expenses and other current assets.....................................        3,126         4,655
                                                                                       -------       -------
         Total current assets....................................................       20,537        32,329
PROPERTY AND EQUIPMENT, net......................................................       10,332        10,700
OTHER ASSETS:
   Intangibles, net of accumulated amortization of $2,010 and $2,837 at
      June 30, 1998 and March 31, 1999, respectively.............................       22,719        21,491
   Student notes receivable, net of allowance for doubtful accounts of
      $1,829 and $1,734 at June 30, 1998 and March 31, 1999, respectively........        4,408         4,781
   Deposits and other assets.....................................................        1,909           655
                                                                                       -------       -------
         TOTAL ASSETS............................................................      $59,905       $69,956
                                                                                       =======       =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
   ---------------------------------------------------------------------------
CURRENT LIABILITIES:
   Accounts payable..............................................................      $ 4,727       $ 4,642
   Accrued compensation and related liabilities..................................        3,704         3,697
   Accrued expenses..............................................................          880         2,023
   Accrued interest..............................................................        1,295            69
   Income tax payable............................................................        1,739           810
   Prepaid tuition...............................................................        2,952         3,570
   Current portion of long-term debt.............................................        4,634           139
                                                                                       -------       -------
         Total current liabilities...............................................       19,931        14,950
                                                                                       -------       -------
LONG-TERM DEBT, net of current portion...........................................       31,535         3,431
                                                                                       -------       -------
DEFERRED INCOME TAXES............................................................          121           371
                                                                                       -------       -------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK.......................................................        2,167             -
                                                                                       -------       -------
CONVERTIBLE PREFERRED STOCK......................................................        5,174             -
                                                                                       -------       -------
STOCKHOLDERS' EQUITY:
   Common Stock, $0.0001 par value:
      Common Stock, 40,000 shares authorized, 4,924 shares and 9,169 shares issued and outstanding at June 30, 1998 and March 31, 1999,
         respectively............................................................            1             1
      Nonvoting Common Stock, 2,500 shares authorized, 1,415 shares and
         1,177 shares issued and outstanding at June 30, 1998 and March 31, 1999,
         respectively............................................................            -             -

   Additional paid-in capital....................................................        1,374        49,615
   Notes receivable for stock....................................................         (187)            -
   Retained earnings (Accumulated deficit).......................................         (211)        1,588
                                                                                       -------       -------
         Total stockholders' equity..............................................          977        51,204
                                                                                       -------       -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................      $59,905       $69,956
                                                                                       =======       =======

                            See accompanying notes.

                   CORINTHIAN COLLEGES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)
                                  (Unaudited)

                                                         Three Months Ended       Nine Months Ended
                                                              March 31,               March 31,
                                                        ---------------------   ---------------------
                                                          1998        1999        1998        1999
                                                        ---------   ---------   ---------   ---------

NET REVENUE..........................................    $27,841     $34,939     $78,627     $98,209
                                                         -------     -------     -------     -------
OPERATING EXPENSES:
  Educational services...............................     16,978      19,791      48,271      56,480
  General and administrative.........................      2,891       3,617       8,092      10,374
  Marketing and advertising..........................      6,139       7,306      18,286      22,163
                                                         -------     -------     -------     -------
     Total operating expenses........................     26,008      30,714      74,649      89,017
                                                         -------     -------     -------     -------
     Income from operations..........................      1,833       4,225       3,978       9,192
INTEREST EXPENSE, net................................        809         190       2,479       1,884
                                                         -------     -------     -------     -------
     Income before provision for income taxes
       and extraordinary loss........................      1,024       4,035       1,499       7,308
PROVISION FOR INCOME TAXES...........................        410       1,683         600       3,143
                                                         -------     -------     -------     -------
INCOME BEFORE EXTRAORDINARY LOSS.....................        614       2,352         899       4,165
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT
     OF DEBT (net of tax benefit of $1,518)..........          -       2,011           -       2,011
                                                         -------     -------     -------     -------
NET INCOME...........................................    $   614     $   341     $   899     $ 2,154
                                                         =======     =======     =======     =======

INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
 BEFORE EXTRAORDINARY LOSS:
  Income before extraordinary loss...................    $   614     $ 2,352     $   899     $ 4,165
  Less preferred stock dividends.....................       (172)        (75)       (233)       (355)
                                                         -------     -------     -------     -------
     Income attributable to common stockholders
       before extraordinary loss.....................    $   442     $ 2,277     $   666     $ 3,810
                                                         =======     =======     =======     =======
Income per common share before extraordinary loss
  Basic..............................................    $  0.09     $  0.27     $  0.13     $  0.61
                                                         =======     =======     =======     =======
  Diluted............................................    $  0.06     $  0.25     $  0.09     $  0.48
                                                         =======     =======     =======     =======
INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS FROM EXTRAORDINARY LOSS:
Income (loss) per common share from extraordinary
 loss................................................
  Basic..............................................   $      -     $ (0.24)   $      -     $ (0.32)
                                                        ========     =======    ========     =======
  Diluted............................................   $      -     $ (0.22)   $      -     $ (0.25)
                                                        ========     =======    ========     =======
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
 AFTER EXTRAORDINARY LOSS:
  Net income.........................................    $   614     $   341     $   899     $ 2,154
  Less preferred stock dividends.....................       (172)        (75)       (233)       (355)
                                                         -------     -------     -------     -------
     Income attributable to common stockholders
       after extraordinary loss......................    $   442     $   266     $   666     $ 1,799
                                                         =======     =======     =======     =======
Income per common share after extraordinary loss
  Basic..............................................    $  0.09     $  0.03     $  0.13     $  0.29
                                                         =======     =======     =======     =======
  Diluted............................................    $  0.06     $  0.03     $  0.09     $  0.23
                                                         =======     =======     =======     =======
Weighted average number of common shares
 outstanding:
  Basic..............................................      4,961       8,302       4,961       6,243
                                                         =======     =======     =======     =======
  Diluted............................................      7,301       9,178       7,067       7,940
                                                         =======     =======     =======     =======

                            See accompanying notes.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                       March 31,
                                                                ----------------------
                                                                   1998         1999
                                                                ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................................    $   899     $  2,154
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities--
   Depreciation and amortization..............................      2,250        2,585
   Deferred income taxes......................................        405          250
   Write-off of deferred financing costs......................          -          913
   Changes in assets and liabilities:
     Accounts receivable......................................     (1,104)      (1,559)
     Student notes receivable.................................     (2,567)         (86)
     Income tax refund receivable.............................        195            -
     Prepaid expenses and other assets........................     (2,016)      (3,016)
     Accounts payable.........................................       (785)         (85)
     Accrued expenses.........................................        528          (90)
     Income tax payable.......................................          -         (929)
     Prepaid tuition..........................................     (1,830)         618
                                                                  -------     --------
   Net cash provided by (used in) operating activities........     (4,025)         755
                                                                  -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Phillips Colleges acquisition purchase price adjustment......          -          402
 Decrease in restricted cash..................................        250          750
 Increase in marketable investments...........................          -       (4,459)
 Capital expenditures.........................................     (1,707)      (1,931)
                                                                  -------     --------
   Net cash used in investing activities......................     (1,457)      (5,238)
                                                                  -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from initial public offering........................          -       45,198
 Proceeds from sale of convertible preferred stock............      4,934            -
 Payment of redeemable preferred stock and accrued dividends..          -       (2,252)
 Payment of convertible preferred stock dividends.............          -         (510)
 Proceeds from stock subscription receivable..................          -          187
 Increase in deferred financing costs.........................       (183)        (259)
 Borrowings under long-term debt..............................      1,000        3,200
 Principal repayments on long-term debt.......................     (3,090)     (35,799)
                                                                  -------     --------
   Net cash provided by financing activities..................      2,661        9,765
                                                                  -------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........     (2,821)       5,282
CASH AND CASH EQUIVALENTS, beginning of period................      2,821        2,402
                                                                  -------     --------
CASH AND CASH EQUIVALENTS, end of period......................    $     -     $  7,684
                                                                  =======     ========

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

     The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operation of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's final Prospectus, as filed with the Securities and Exchange Commission (the "SEC") on February 5, 1999. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of results that could be expected for the entire fiscal year.

     The consolidated financial statements as of March 31, 1999 and for the three and nine months then ended are consolidated and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Marketable Investments

     Statement of Financial Accounting Standards No. 115, "Accounting For Certain Debt and Equity Securities" (SFAS No. 115) requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

     Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At March 31, 1999, the unrealized gain on available-for-sale securities was immaterial.

Note 3 - Weighted Average Number of  Common Shares Outstanding

     The table below indicates the weighted average number of common share calculations used in computing basic and diluted net income per common share utilizing the treasury stock method (in thousands):

                                                            Three Months Ended           Nine Months Ended
                                                                March 31,                    March 31,
                                                                ---------                    ---------
                                                           1998            1999          1998         1999
                                                           ----            ----          ----         ----
Basic common shares outstanding.....................       4,961           8,302         4,961        6,243
Effects of dilutive securities:
  Warrants..........................................         962             387           728          777
  Non-vested executive Common Stock.................         551             110           551          221
  Non-vested executive Nonvoting Common
    Stock...........................................         827             331           827          664
  Stock options.....................................         n/a              48           n/a           35
                                                           -----           -----         -----        -----
Diluted common shares outstanding:..................       7,301           9,178         7,067        7,940
                                                           =====           =====         =====        =====

Note 4 - Initial Public Offering

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

     In the Offering, the Company issued and sold 2,700,000 shares of Common Stock at a price of $18.00 per share. The Company received total net proceeds, after deduction of underwriting discounts, of approximately $45.2 million. Subsequent to the Offering, the Company applied $1.9 million of the proceeds to the expenses of the Offering, repaid $22.6 million of senior indebtedness, including a prepayment penalty of $2.6 million, repaid $5.0 million of subordinated indebtedness, repaid $3.0 million of outstanding credit facility borrowings, redeemed $2.2 million in redeemable preferred stock including accumulated dividends thereon, and paid accumulated dividends of $0.5 million on convertible preferred stock. The remaining $10.0 million of proceeds are available for general corporate purposes.

     In February, 1999 the Company recorded a $2.0 million extraordinary loss, net of tax benefit of $1.5 million, resulting from the prepayment penalty and the write-off of deferred loan fees associated with the early extinguishment of the indebtedness mentioned above. Also in February 1999, the Company received $187,312 from five executive officers of the Company as full payment for notes receivable from such executive officers, plus the accumulated interest thereon.

     On February 22, 1999 the underwriters of the Offering exercised their over-allotment option to purchase an additional 405,000 shares of Common Stock from certain selling shareholders. The Company received no proceeds from sale of the over-allotment shares.

     Concurrent with the consummation of the Offering, the Company entered into a $10.0 million credit facility with Union Bank of California (the "Credit Facility"). The Credit Facility is a one-year, secured revolving credit facility, bears interest at LIBOR plus 200 basis points and includes a non-usage fee of 1/8 % per year on the unused portion. At maturity, any Acquisition Advances (as defined in the Credit Facility) will convert to a three year fully amortizing term loan. Under the Credit Facility, the Company will be required to maintain certain financial and other covenants. Borrowings under the Credit Facility will be secured by substantially all personal property of the Company. At March 31, 1999 the Company had no outstanding borrowings under this credit facility.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "estimates,"

"anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would," or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company's tuition pricing, and other factors, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (File No. 333-59505), filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the aforementioned Registration Statement on Form S-1.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net revenues increased $7.1 million, or 25.5%, from $27.8 million in the third quarter of fiscal 1998 to $34.9 million in the third quarter of fiscal 1999, due primarily to a 12.9% increase in the average student population during the quarter and a 9.6% increase in the average tuition rate per student. At March 31, 1999, the total student population was 16,467, compared with 14,398 at March 31, 1998.

     Educational services expense increased $2.8 million, or 16.6%, from $17.0 million in the third quarter of fiscal 1998 to $19.8 million in the third quarter of fiscal 1999, due primarily to the increase in student population, wage increases for employees, higher bad debt expense related to the colleges which lost access to Title IV loan funds in the second quarter of fiscal 1997, and higher rent from certain school relocations to larger upgraded facilities and annual lease escalations. As a percentage of net revenue, educational services expense decreased from 61.0% to 56.6%.

     General and administrative expense increased $0.7 million, or 25.1%, from $2.9 million in the third quarter of fiscal 1998 to $3.6 million in the third quarter of fiscal 1999, primarily as a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees, (iii) increased performance bonus accrual, (iv) increased travel and training, and (v) Year 2000 remediation expenses. As a percentage of net revenue, general and administrative expense remained relatively constant at 10.4%.

     Marketing and advertising expense increased $1.2 million, or 19.0%, from $6.1 million in the third quarter of fiscal 1998 to $7.3 million in the third quarter of fiscal 1999, primarily due to increased advertising expenditures (both quantity and cost inflation) and increased staff costs resulting from wage increases and additional high school admissions representatives. As a percentage of net revenue, marketing and advertising expense decreased from 22.1% to 20.9%.

     Net interest expense decreased $0.6 million, or 76.5%, from $0.8 million in the third quarter of fiscal 1998 to $0.2 million in the third quarter of fiscal 1999, due primarily to the repayment of debt with a portion of the Offering proceeds in February 1999. The Company expects interest expense to decrease further in the fourth fiscal quarter as a result of that debt retirement in connection with the Offering.

     The Company's effective income tax rate increased from 40.0% in the third quarter of fiscal 1998 to 41.7% in the third quarter of fiscal 1999 due to increases in permanent differences and one-time separate state tax filing issues.

     Income before extraordinary loss increased $1.8 million, or 283.1%, from $0.6 million in the third quarter of fiscal 1998 to $2.4 million in the third quarter of fiscal 1999, due primarily to the factors discussed above.

     In the third quarter of fiscal 1999, the Company recorded an extraordinary loss of $2.0 million (net of a $1.5 million tax benefit) related to a prepayment penalty and the write-off of deferred loan fees associated with the early extinguishment of debt with a portion of the Offering proceeds, compared to no extraordinary items in the third quarter of fiscal 1998.

     Net income decreased $0.3 million, or 44.5% from $0.6 million in the third quarter of fiscal 1998 to $0.3 million in the third quarter of fiscal 1999, due primarily to the factors discussed above.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

     Net revenues increased $19.6 million, or 24.9%, from $78.6 million in the first nine months of fiscal 1998 to $98.2 million in the first nine months of fiscal 1999, due primarily to an 11.9% increase in the average student population during the nine month period and a 9.7% increase in the average tuition rate per student.

     Educational services expense increased $8.2 million, or 17.0%, from $48.3 million in the first nine months of fiscal 1998 to $56.5 million in the first nine months of fiscal 1999, due primarily to the increase in student population, wage increases for employees, higher bad debt expense related to the colleges which lost access to Title IV loan funds in the second quarter of fiscal 1997, and higher rent from certain school relocations to larger upgraded facilities and annual lease escalations. As a percentage of net revenue, educational services expense decreased from 61.4% to 57.5%.

     General and administrative expense increased $2.3 million, or 28.2%, from $8.1 million in the first nine months of fiscal 1998 to $10.4 million in the first nine months of fiscal 1999, primarily as a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees,
(iii) increased performance bonus accrual, (iv) increased travel and training, and (v) Year 2000 remediation expenses. As a percentage of net revenue, general and administrative expense increased from 10.3% to 10.6%.

     Marketing and advertising expense increased $3.9 million, or 21.2%, from $18.3 million in the first nine months of fiscal 1998 to $22.2 million in the first nine months of fiscal 1999, primarily due to increased advertising expenditures (both quantity and cost inflation) and increased staff costs resulting from wage increases and additional high school admissions representatives. As a percentage of net revenue, marketing and advertising expense decreased from 23.3% to 22.6%.

     Net interest expense decreased $0.6 million, or 24.0%, from $2.5 million in the first nine months of fiscal 1998 to $1.9 million for the same period in fiscal 1999, due primarily to the retirement of $28.0 million of debt subsequent to the Offering in February 1999.

     The Company's effective income tax rate increased from 40.0% in the first nine months of fiscal 1998 to 43.0% for the same period in fiscal 1999 due to increases in permanent differences and one-time separate state tax filing issues.

     Income before extraordinary loss increased $3.3 million, or 363.3%, from $0.9 million in the first nine months of fiscal 1998 to $4.2 million in the first nine months of fiscal 1999, due primarily to the factors discussed above.

     In the first nine months of fiscal 1999, the Company recorded an extraordinary loss of $2.0 million (net of a $1.5 million tax benefit) related to a prepayment penalty and the write-off of deferred loan fees associated with the early extinguishment of debt with a portion of the Offering proceeds, compared with no extraordinary items in the first nine months of fiscal 1998.

     Net income increased $1.3 million, or 139.6%, from $0.9 million in the first nine months of fiscal 1998 to $2.2 million in the first nine months of fiscal 1999, due primarily to the factors discussed above.

Tuition Price Increases

     The 9.6% and 9.7% increases in the average tuition rate per student for the quarter and nine months ended March 31, 1999, respectively, resulted from a combination of (i) tuition price increases averaging approximately 7.5% and (ii) the effect of graduation and attrition of students in the degree granting colleges that had fixed tuition contracts significantly below the prevailing rate being charged new students. Under prior ownership, students in these colleges were guaranteed a fixed tuition price for the duration of their programs. Thus, any subsequent tuition price increases applied only to new students. Subsequent to the Company's acquisition of these colleges, the pricing mechanism has been changed so that tuition increases now affect both new students and continuing students. However, the Company honored the fixed price commitment to those students already in school when the Company acquired the colleges. The result is a greater increase in the average tuition rate per student than the actual period to period tuition price increase because of the period to period mix impact of new to "grandfathered" students. The Company expects that the majority of the remaining "grandfathered" students will graduate or discontinue over the next 9 to 15 months. After that time, the Company expects period to period increases in the average tuition rate per student to more closely track the actual tuition price increases implemented period to period. Additionally, the approximately 7.5% tuition price increase implemented in the period is higher than the expected future annual average increase due to some increases in certain markets and for certain programs where the Company was underpriced relative to its competition. Accordingly, the average tuition rate increases discussed herein are not necessarily indicative of future increases.

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

Liquidity and Capital Resources

     Cash provided by operating activities totaled $0.8 million in the first nine months of fiscal 1999 compared to $4.0 million used in operating activities in the same period of fiscal 1998. The Company had $17.4 million of working capital as of March 31, 1999 compared to $0.6 million of working capital as of June 30, 1998. The increase in working capital was due primarily to the receipt of proceeds from the Offering and favorable operating results during the period, partially offset by debt repayment, redemption of preferred stock, and payment of preferred stock dividends. Included in working capital as of June 30, 1998 and March 31, 1999 is $760,000 and $10,000, respectively, of restricted cash respectively. At June 30, 1998, $750,000 of the restricted cash secured a letter of credit to the U.S. Department of Education. Subsequent to the Offering in February 1999 the bank which provided the letter of credit released the restricted funds to the Company.

     Capital expenditures increased from $1.7 million in the nine months ended March 31, 1998 to $1.9 million in the same period in 1999. The increase was due to continued upgrading of school equipment and facilities and purchases of additional equipment to accommodate the increasing student population. Capital expenditures are expected to continue to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment and add new campuses. The Company does not have any material commitments for capital expenditures for the remainder of fiscal 1999.

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

Year 2000 Compliance

     A detailed discussion of the Company's compliance and remediation efforts regarding the Year 2000 computer date issue is contained in the Company's final Prospectus, as filed with the Securities and Exchange Commission on February 5, 1999. Set forth below are the most significant developments in the Company's status regarding the Year 2000 compliance since the filing of the final Prospectus.

     State of Readiness.     The Company has evaluated the readiness of its
internal and third party information technology and non-information technology systems which, if not Year 2000 compliant, could have a direct material impact on the Company. This evaluation identified several areas of concern, the following two of which have not been previously remediated: (i) the Company's proprietary student database system (School's Automation System or "SAS"), and
(ii) the Department of Education's (the "DOE's") systems for processing and disbursing student financial aid.

     The Company's SAS system is not compliant and the updates to this system are not yet complete. To date, a detailed assessment of the system has been completed wherein each date occurrence has been identified and documented, and a detailed plan has been developed to complete the necessary remedial work. The remediation project is approximately 90% complete and the Company expects that all the necessary corrections to this system will be completed and tested by the first quarter of fiscal 2000.

     The Company is highly dependent on student funding provided through Title IV programs. Processing of student applications for this funding and actual disbursement of a significant portion of these funds are accomplished through the DOE's computer systems. According to the DOE, their systems have now been renovated, independently validated and verified, and implemented to be Year 2000 compliant. However, the Company is not able to independently verify the DOE's assertions, and any problems in the DOE's systems could result in interruption of funding for the Company's students and have a material adverse impact on the Company, its business and results of operations.

     The Company has also assessed the state of readiness of its major servers and shared hardware devices. It has determined that its hardware systems are either already Year 2000 compliant or can be made so through upgrades of operating system software. Where necessary, these upgrades are expected to be finalized during the first quarter of fiscal 2000.

     Year 2000 Costs.     The Company now estimates that it will expense
approximately $600,000 in fiscal 1999 to complete its remediation efforts, of which approximately $442,000 was expensed in the first three fiscal quarters. These efforts have been, and are expected to continue to be, funded through cash from operations. The Year 2000 compliance project has not resulted in the deferral of any significant information systems initiatives by the Company.

     Risks from Year 2000 Issues.     The Company believes the greatest Year
2000 compliance risk, in terms of magnitude of risk, is that the DOE's systems experience a failure, despite their public pronouncement that they are now Year 2000 compliant, and Title IV funding for the Company's students could be interrupted for a period of time. Other than public comments provided by the DOE, the Company is unable to predict the likelihood of this risk occurring. Any significant interruption of this funding could have a material adverse effect on the Company's results of operations, liquidity or financial condition. As mentioned earlier, the Company is dependent upon DOE assertions as to the completion of their remediation efforts. As of the date of this Quarterly Report, the latest public pronouncement by the DOE indicated its remediation work was completed and implemented prior to the end of March 1999.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Subsequent to the Offering on February 10, 1999, and the application of the proceeds therefrom (including repayment of certain debt), the only assets or liabilities of the Company which are subject to risks from interest rate changes are (i) the mortgage debt of the Company in the aggregate amount of $3.6 million, (ii) notes receivable from students for the aggregate amount of $6.3 million, and (iii) marketable investments of $4.5 million, all at March 31, 1999. The mortgage debt of the Company, the student notes receivable, and the marketable investments are all at fixed interest rates. The Company does not believe it is subject to material risks from reasonably possible near-term changes in market interest rates.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
           The use of proceeds from the Offering is described in Note 4 in the Notes to Financial Statements in Part I above and is hereby incorporated by this reference.

Item 6.  Exhibits and Reports on Form 8-K.

           The exhibits filed with the Company's Registration Statement on Form S-1, as amended (File No. 333-59505), are hereby incorporated herein by this reference and made a part hereof.

            (a) Exhibits:

                27  Financial Data Schedule.

            (b) Reports on Form 8-K:

                    A report on Form 8-K dated March 4, 1999 was filed during the three months ended March 31, 1999 related to the Company's Initial Public Offering and subsequent exercise of the underwriter's overallotment option, both in February 1999, and the Company's new credit facility with Union Bank of California which became effective concurrent with the Initial Public Offering. The Item listed was Item 5, Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.
(Registrant)


May 11, 1999                        /s/ David G. Moore
                                  ---------------------------------------
                                    David G. Moore
                                    President and Chief Executive Officer
                                    (Principle Executive Officer)


May 11, 1999                        /s/ Frank J. McCord
                                  -------------------------------------------
                                    Frank J. McCord
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principle Accounting Officer)