Form 10-K
period 1999-06-30
CORINTHIAN COLLEGES INC
filed 1999-09-27
CIK 1066134

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended June 30, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number: 0-25283

                               ----------------

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

                                     92707
                                   (Zip Code)

                               ----------------

       Registrant's telephone number, including area code: (714) 427-3000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.0001 par value per share

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of September 15, 1999, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $86.8 million. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. As of September 15, 1999, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 10,345,627.

================================================================================

                           CORINTHIAN COLLEGES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                                                       Page No.
                                                                       --------
             INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS;
             DOCUMENTS INCORPORATED BY REFERENCE....................       1

 PART I

    ITEM 1   BUSINESS...............................................       2
    ITEM 2.  DESCRIPTION OF PROPERTY................................      24
    ITEM 3.  LEGAL PROCEEDINGS......................................      24
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....      25
    SPECIAL ITEM. EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES.........     25

 PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS....................................      28
    ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER
             DATA...................................................      29
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS....................      30
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
             RISK...................................................      37
    ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
             DATA...................................................      38
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE....................      56

 PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....      56
    ITEM 11. EXECUTIVE COMPENSATION.................................      56
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.............................................      56
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........      56

 PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K...............................................      57

              INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

   Corinthian Colleges, Inc. (hereinafter the "Company" or "Corinthian") is a Delaware corporation; its principle executive offices are located at 6 Hutton Centre Drive, Suite 400, Santa Ana California, 92707.

   This Annual Report on Form 10-K contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes" "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should," or "would," or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Annual Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company's tuition pricing, and other factors, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (File No. 333-59505), filed with the Securities and Exchange Commission, and the heading entitled "Additional Risks Related to the Business" in Item 1 of this Report on Form 10-K. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, to be held on November 18, 1999, have been incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

   The Company is one of the largest private, for-profit post-secondary education companies in the United States, with 16,012 students as of June 30, 1999. The Company operates 37 colleges in 16 states, including nine in California and eight in Florida, and serves the large and growing segment of the population seeking to acquire career-oriented education to become more qualified and marketable in today's increasingly demanding workplace environment.

   The Company was founded in February of 1995 by David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux and Lloyd Holland, the five senior managers of what was then National Education Centers, Inc. ("NECI"), a subsidiary of National Education Corporation ("NEC") to capitalize on opportunities in career oriented post-secondary education. Between June and December of 1995, the Company acquired 16 of NECI's colleges, each of which was a diploma-granting school with a focus on healthcare and electronics technology. In July and September of 1996, the Company completed two single campus acquisitions of additional diploma-granting schools. These 18 colleges (one of which has since been closed) today comprise the Company's diploma-granting colleges. In October of 1996, the Company completed its second multi-campus acquisition through the purchase of 18 campuses from Phillips Colleges, Inc. Each of these colleges are degree-granting schools with a primary focus on business education.

Operating Strategy

   The Company has steadily improved enrollment and profitability through the application of its operating strategy. Key elements of the Company's operating strategy include:

   Focus on Attractive Markets. The Company selects its schools and designs its educational programs to exploit favorable demographic and economic trends. The Company's diploma-granting colleges provide programs in healthcare and technology related fields, allowing the Company to capitalize on the growth in entry-level positions in these industries. The Company's degree-granting colleges, with their business focus and the modern facilities and equipment and excellent faculty, seek to provide students with specific knowledge and skills necessary to advance in business and industry. The Company's geographic strategy is to build a strong competitive position in attractive and growing local markets where the Company can take advantage of operating efficiencies and benefit from demographic shifts. For example, the Company is well positioned, with nine schools in California and eight schools in Florida, to benefit from the population growth in these states which is expected to exceed the national average over the next several years.

   Centralization of Key Functions. In order to capitalize on the experience of its senior management, the Company has established a regional management organization to divide responsibilities among school administrators, regional administrators and senior management. Local school administrators retain control of, and accountability for, the day-to-day academic, operational and financial performance of their individual schools and receive appropriate financial incentives. The corporate management team controls key operational functions such as financial aid management, marketing, curriculum development, staff training, human resources and centralized purchasing, which the Company believes enables it to achieve significant operating efficiencies. For example, the Company controls the advertising function at the corporate level and utilizes its Schools Automation System ("SAS") to analyze the effectiveness of its marketing efforts and make timely and efficient decisions regarding the allocation of marketing resources at individual colleges.

   Emphasizing Student Outcomes. The Company believes that strong student outcomes are a critical driver of its long-term success and devotes substantial resources to maintaining and improving its retention and placement rates. Modest increases in student retention can have a significant impact on the Company's profitability and high graduation and placement rates enhance a school's reputation and marketability, increase referrals and improve cohort default rates. The Company has studied attrition patterns and implemented a variety of programs including tutoring, counseling, ride-sharing and referral programs, all of which are designed to improve student retention. The Company utilizes a curriculum development team and advisory boards comprised of local business professionals to help maintain its current, market driven curricula that provide the foundation of its placement effort. The Company additionally maintains dedicated, full-time placement personnel at each school that undertake extensive placement efforts, including recruiting prospective employers, helping students prepare resumes, conducting practice interviews, establishing internship programs and tracking students' placement success on a monthly basis. As a result of the Company's efforts in this area, 82% of its graduates in calendar 1998 who were "available for placement" (as defined by industry and accreditation standards) were placed in a job for which they had trained within six months after graduation.

   Creating a Supportive Learning Environment. The Company views its students as customers and seeks to provide a supportive and convenient learning environment where student satisfaction is achieved. The Company offers a flexible schedule of classes, providing its students with the opportunity to attend classes throughout the day, as well as nights and weekends. Schools operate year-round, permitting students to complete their course of study more quickly. The Company limits class sizes and focuses the efforts of its faculty on teaching students rather than research. Personal interaction between students and faculty is encouraged and the Company offers several support programs, such as on-campus counseling and tutoring, which are designed to help students successfully complete their course of study. The Company also maintains a toll-free student hotline to address and help resolve student concerns.

Growth Strategy

   The Company's strategy is to grow its revenues and improve its profitability by pursuing the following growth strategies:

   Enhance Growth at Existing Campuses. The Company has enhanced growth at existing campuses through the following measures:

     Curriculum Expansion and Development. The Company has developed and expanded its curricula based on market research and the recommendations of its faculty, employees, industry advisory board members and a dedicated curriculum development team. The Company believes considerable opportunities exist for curriculum expansion and expects to continue developing and adding new curricula and selectively replicating existing programs at new locations, including introducing its longer-term programs more broadly. In fiscal 1999, the Company replicated existing programs at eight campuses and initiated completely new programs at nine campuses.

     Integrated and Centralized Marketing Program. The Company has increased student enrollment at its existing and newly opened or acquired schools by employing an integrated marketing program utilizing an extensive direct response advertising campaign delivered through television, radio, newspaper, direct mail and the internet. In addition, the Company began a significant sales and marketing effort directed at high school guidance counselors in fiscal 1999 and began to directly target potential government and corporate clients. A professional marketing staff at the Company's headquarters coordinates marketing efforts through an in-bound call center and the sophisticated real-time leads tracking capability of its SAS system.

     Facilities Enhancement and Expansion. In order to expand capacity to meet enrollment demand, as well as to improve the location and appearance of its facilities, the Company has relocated, and will continue to systematically relocate, selected colleges within their respective markets to larger, enhanced facilities upon lease expiration. Fourteen colleges have been relocated since 1995. Since the Company acquired its various colleges, it has increased the total square footage of leased space by approximately 53,000 square feet over that existing at the time the various schools were acquired.

   Establish Additional Locations. During fiscal 1999, the Company opened additional branch locations in Houston, Texas and Chesapeake, Virginia. Establishing additional locations of an existing college, rather than opening an entirely new college, allows the new location to become eligible for Title IV funding and accreditation more expeditiously. The Company believes that opening additional branch locations of its existing institutions allows it to enter new geographic markets, create additional capacity in existing markets and effectively leverage its infrastructure and curriculum library. The Company has established demographic and market criteria for evaluating other cities as potential sites for additional locations.

   Expand Service Areas and Delivery Models. The Company has enhanced its growth by pursuing contract training and distance learning opportunities.

     Contract Training. The Company employs a full-time contracts administrator and actively pursues training opportunities through the Job Training Partnership Act (the "JTPA") and other state and federal programs. To date, thirteen of the Company's schools have obtained contracts under these programs. Additionally, the Company believes that the corporate training arena is an attractive market and that its curriculum and national market presence address the needs of a variety of employers.

     Distance Learning. The Company believes that distance learning will become an increasingly important component of the higher education market. During fiscal 1999, the Company began offering selected courses over the Internet to students at five of its Florida Metropolitan University campuses. The Company expects to continue to expand these offerings at selected campuses in fiscal 2000 and is actively pursuing relationships with technology providers to capitalize on additional distance learning opportunities.

   Selectively Acquire Accredited Proprietary Colleges. Since its formation the Company has completed and integrated several acquisitions, including two multicampus acquisitions, and selectively seeks to acquire additional institutions that can benefit from its operational expertise. The Company generally seeks to acquire schools that possess: (i) complimentary or attractive new curricula, (ii) locations in or near metropolitan areas, and
(iii) strong franchise value (name recognition or marketability).

Programs of Study

   The Company's diploma programs are intended to provide students with the requisite knowledge and job skills for entry-level positions in their chosen career field. The Company's degree programs are primarily designed to help career-oriented adults advance in business and industry. The Company's curriculum development team has responsibility for maintaining high quality, market driven curricula. Each college also utilizes advisory boards to help evaluate and improve the curriculum for each program offered. These advisory boards meet at least twice a year and are comprised of local industry and business professionals. Board members provide valuable input regarding changes in the discipline, new technologies and any other factors that require curriculum adjustments.

   Among the diploma-granting colleges, the curriculum principally includes medical assisting, dental assisting, medical office management, ophthalmic technician, business operation, medical administrative assistant, respiratory therapy technician, and electronics and computer technology. Medical assisting is the most popular program of study, often accounting for 60% or more of the student body at any given diploma-granting campus. The four National Institute of Technology ("NIT") colleges also offer electronics technology and network administration. At these colleges, the student population is generally split between technology programs and medical assisting. The curriculum at the degree-granting colleges includes accounting, business administration, computer information technology, hospitality management, marketing, criminal justice, medical assisting, paralegal, commercial art, court reporting, film and video and travel and tourism. Most programs lead to an associate's degree, while at the Florida Metropolitan University ("FMU") campuses most programs also lead to a bachelor's degree. Master's degrees are also offered at FMU in business administration and criminal justice.

   Diploma programs generally have a duration of 8-15 months, while the electronics and computer technology programs last 13-19 months. Associate's degree programs have a duration of 18-24 months, bachelor's degree programs last 36-48 months and master's degree programs have a duration of 24 months (except for the executive MBA, which is 12 months). As of June 30, 1999, 6,784 students were enrolled in associate's programs, 1,745 were enrolled in bachelor's programs, 453 were enrolled in master's programs and 7,030 were enrolled in diploma programs.

Marketing and Recruitment

   The Company employs a variety of methods to attract qualified applicants who will benefit from the Company's programs and achieve success in their chosen career fields. The Company believes that one of the principal attractions for prospective students is the excellent reputation which the Company's schools enjoy in their respective communities, where nine have been operating for more than 80 years and all but four have been operating for more than 15 years. The Company believes the franchise value of these schools enhances their marketability within their respective communities. This franchise value, along with the quality of the programs offered, has enabled the Company to generate significant new student enrollments from referrals. For the year ended June 30, 1999, the Company generated approximately 27% of its new student enrollments from referrals.

   The Company also employs a variety of direct response advertising techniques to generate leads on candidates for its schools. The Company's advertising department generates more than 200,000 leads per year through television, direct mail, newspaper, and yellow pages. The effectiveness of this advertising campaign is dependent on timely and accurate lead tracking. To that end, the Company operates a Call Center at its headquarters, staffed by a team of operators who receive incoming lead calls generated by all television and newspaper media sources. These trained operators enter data on each prospect into the SAS computer system during the call and immediately transmit the lead to the appropriate college. The college admissions department receives the lead instantaneously and the local admissions representative phones the prospect to begin the admissions process.

   This leads tracking capability allows the Company to identify leads generated by specific commercials and spot time. The Company's four advertising agencies are networked into the Company's SAS data base and are provided with real time information on the effectiveness of individual commercials as well as the effectiveness of the media "buy." The agencies consult with the Company's advertising department to adjust schedules for ads depending on the Company's needs and the effectiveness of particular ads. Since more than 80% of the Company's advertising budget is spent on television and newspaper ads, the availability of timely and accurate lead information is critical to management of the leads generation process. For the year ended June 30, 1999, approximately 54% of the Company's new student enrollments were generated through television, newspaper and yellow pages advertising, 27% were generated through referrals, 12% were generated through direct mail, and 7% were generated through a variety of other methods. Television and referrals combined generate approximately two-thirds of all the Company's new student enrollments. In fiscal 1999, the Company initiated a significant marketing effort directed at the high school market.

Admissions

   The Company employs approximately 195 admissions representatives who work directly with prospective students to facilitate the enrollment process. These representatives interview and advise students interested in specific careers to determine the likelihood of their success and are a key component of the Company's effort to generate interest in its educational services. In satisfaction surveys conducted quarterly, students have consistently given high marks to the Company's admissions personnel for helpfulness, courtesy and accuracy of information. Because the Company's success is highly dependent on the efficiency and effectiveness of its admissions process, the Company spends considerable time and energy training its representatives to improve their product knowledge and customer service. The Company also employs various supervisory and monitoring efforts (including a survey of students to solicit their views of the "truthfulness" of the admissions process) to help ensure compliance by its staff with government regulations and Company policy.

   One of the Company's primary objectives in the admissions process is to identify students who have appropriate qualifications to succeed in its schools. All candidates for admission to colleges in the Company's degree-granting colleges must have a high school diploma or a GED and must pass a standardized admissions test. Students with these credentials can also attend the Company's diploma-granting colleges. In addition, fifteen diploma-granting colleges accept non-high school graduates who can demonstrate an ability to benefit ("ATB") from the program by passing certain tests required by the U. S. Department of Education (the "DOE"). The Company believes that ATB students can successfully complete many of its diploma programs and the Company's colleges have demonstrated success in graduating and placing these students over the years. As of June 30, 1999, ATB students accounted for approximately 4.5% of total enrollments in the Company's schools.

Placement

   The Company's placement success is critical to its colleges' reputations and their ability to continue successfully recruit new students. The Company maintains a placement department at each college and, in the aggregate, employs approximately 74 professionals in this capacity. Placement staff work with students from the time they begin their courses of study to prepare them for the job search they will conduct at the end of their programs. The Company views its placement departments as essentially in-house employment agencies, assisting students with resumes, conducting practice interview sessions, and recruiting prospective employers for the colleges' graduates.

   The efforts devoted by the Company's colleges to place their students have achieved excellent results. Based on information received from graduating students and employers for calendar year 1999, 82% of the Company's graduates who were "available for placement" were placed within six months after their graduation date. In accordance with industry practice, the term "available for placement" includes all graduates except those who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the United States after graduation.

Tuition

   Typical tuition for the Company's diploma programs range from $6,000 to $18,000, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $160 to $195 per undergraduate credit hour, depending upon the program of study and the number of courses taken per quarter. Tuition for graduate programs is $275 per credit hour (except for the executive MBA program, which is $457 per credit hour). On average, an undergraduate degree candidate can expect tuition of approximately $6,400 per academic year, while a master's degree candidate can expect tuition of approximately $7,000 per academic year. In addition to tuition, students at the Company's schools must also typically purchase textbooks and other supplies as part of their educational programs. The Company anticipates increasing tuition based on the market conditions prevailing at its individual colleges. Over the last fiscal year, the Company initiated tuition increases averaging approximately 7.5%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tuition Price Increases." The Company's tuition ranges are competitive with similar institutions, but like many proprietary institutions, are somewhat higher than public institutions such as community colleges and state universities.

   Under DOE regulations, if a student fails to complete the initial period of enrollment (i.e., quarter, trimester, semester, academic year, or program, as applicable), the institution must refund the larger of an amount calculated under each of the following: (i) the federal pro rata refund policy (calculated through 60% of the period of enrollment); (ii) the state refund policy (in California, a pro rata refund may be required for the duration of the program); or (iii) the accrediting agency refund policy. If the student terminates after the initial period, the institution must pay the refund for such subsequent period under the state refund policy or, if no such policy applies, the larger of the amount required by additional federal refund policy requirements or the institution's own policy.

Management and Employees

   The Company's management is led by David Moore, Paul St. Pierre, Frank McCord and Dennis Devereux, each of whom has significant experience in the private, for-profit post-secondary education industry. Lloyd Holland, the Company's Executive Vice President, Business Analysis and Financial Aid, and one of the Company's founders, has announced his retirement from the Company effective September 30, 1999. Mr. Holland's duties will be assumed by other executives of the Company, including Tom Netting, who was named as the Company's Director of Governmental Relations on June 18, 1999. The Company believes the extensive experience of its executives is a significant factor in its rapid growth. Beyond the senior management level, the Company structure includes a Vice President of Operations, a Vice President of Education, four regional operations directors and four regional admissions directors. As of June 30, 1999, the Company had approximately 2,470 employees, of whom approximately 98 were employed at the Company's headquarters and regional offices.

Campus Administration

   The Company sets policy for all of the schools and implements these policies through the coordination of a Vice President of Operations and four Regional Operations Directors. The college presidents, in consultation with their respective management teams, have the responsibility for the day-to-day operation of the schools. Each college employs the following management personnel which report to the college president: (i) an academic dean or education director, (ii) an admissions director, (iii) a placement director and
(iv) a finance or business director. Corporate personnel at headquarters manage several key functions, including financial aid, MIS, finance, marketing and advertising, purchasing, human resources, payroll, curriculum development, leads management, staff training and development, and internal compliance audit. Among the principal oversight functions performed by the Company, in cooperation with regional and college managers, is the annual budget process. The budget process establishes goals for each college and sets performance incentives for achieving targeted results. The Company's senior management have daily access to operational data through its SAS system and conduct weekly conference calls with the college presidents to review results of operations and set or reorder priorities for the coming week.

Faculty

   Faculty at all of the Company's colleges are expected to be industry professionals and hold appropriate credentials in their respective disciplines. The Company chooses faculty carefully and provides support for these professionals to pursue professional development activities. The Company believes the skill and dedication of its faculty have the single greatest impact on the placement and success of its students following their graduation. As of June 30, 1999, the Company employed 1,433 faculty, 344 of whom were full time employees. Faculty represent 58% of all employees in the Company.

Competition

   The post-secondary education market, consisting of approximately 6,000 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by the Company's colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 2,000 private, for-profit colleges and schools. Typically, the tuition charged by public institutions is less than tuition charged by the Company for comparable programs because public institutions receive state tax subsidies, donations, and government grants that are not available to the Company's colleges. However, tuition at private non-profit institutions is typically higher than that at the Company's colleges.

   The Company competes in most markets with other private, for-profit institutions offering similar programs. The Company believes that the franchise value of its colleges, the qualifications of its faculty, its facilities, and its emphasis on student services allow the Company to compete effectively. In addition, most of the Company's colleges have been operating in their markets for more than 35 years, which has led to a substantial number of graduates who are working in the market and validating the quality of the colleges' programs. For example, the Bryman Colleges have been a commanding presence in the healthcare education field in California for over 35 years. Many physicians and dentists in California have hired Bryman graduates and continue to view Bryman as a source of qualified Medical and Dental Assistants.

                   GOVERNMENTAL REGULATION AND FINANCIAL AID

   Students attending the Company's schools finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) and government-sponsored financial aid. The Company estimates that approximately 75.5% of its students, as of June 30, 1999, received some federal Title IV financial aid. For fiscal 1999, approximately 78% of the Company's revenue (on a cash basis) was derived from federal Title IV Programs (as defined herein).

   In connection with the receipt by its students of government-sponsored financial aid, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations issued thereunder by the DOE, subject the Company to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal student financial aid programs under Title IV of the HEA (the "Title IV Programs"). Under the HEA, regulatory authority is divided among each of the following three components: (i) the federal government, which acts through the DOE; (ii) the accrediting agencies recognized by the DOE; and (iii) state higher education regulatory bodies. Among other things, the HEA and its implementing regulations require the Company's institutions to: (i) maintain a rate of default by its students on federally guaranteed or funded student loans that is below a specified rate,
(ii) limit the proportion of its revenue derived from the Title IV Programs,
(iii) establish certain financial responsibility and administrative capability standards, (iv) prohibit the payment of certain incentives to personnel engaged in student recruiting and admissions activities and (v) achieve stringent completion and placement outcomes for short-term programs. The regulations, standards and policies of the regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations or standards could have material consequences for the Company's accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV Programs and/or costs of doing business.

   Certain of the foregoing standards must be complied with on an institutional basis. For purposes of those standards, the regulations define an institution as a main campus and its additional locations, if any. Under this definition, each of the Company's campuses is a separate institution with the following exceptions: Bryman College in New Orleans, Louisiana is an additional location of Bryman College (South) in San Jose, California; the Florida Metropolitan University ("FMU") Campuses in Melbourne, Florida and Orlando, Florida (South) are additional locations of FMU, Orlando (North); FMU in Brandon, Florida is an additional location of FMU in Tampa, Florida; FMU in Lakeland, Florida is an additional location of FMU in Pinellas, Florida; Parks College (South) in Denver, Colorado is an additional location of Parks College (North) in Denver; the National Institute of Technology ("NIT") in Houston, Texas is an additional location of NIT in San Antonio, Texas; Kee Business College in Chesapeake, Virginia is an additional location of Kee Business College in Newport News, Virginia; and Western Business College in Vancouver, Washington is an additional location of Western Business College in Portland, Oregon.

Accreditation

   Accreditation is a voluntary non-governmental process by which institutions submit themselves to qualitative review by an organization of peer institutions. There are three types of accrediting agencies: (i) national accrediting agencies, which accredit institutions on the basis of the overall nature of the institutions without regard to geographical location; (ii) regional accrediting agencies, which accredit institutions within their geographic areas; and (iii) programmatic accrediting agencies, which accredit specific educational programs offered by institutions. Accrediting agencies primarily examine the academic quality of the instructional programs offered at the institution, including retention and placement rates, and also review the administrative and financial operations of the institution to ensure that it has the academic and financial resources to achieve its educational mission. A grant of accreditation is generally viewed as certification that an institution and its programs meet generally accepted academic standards.

   Pursuant to provisions of the HEA, the DOE relies on accrediting agencies to determine whether an institution and its educational programs are of sufficient quality to permit it to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions and requires accrediting agencies to submit to a periodic review by the DOE as a condition of their continued recognition. All of the Company's 37 colleges are accredited by an accrediting agency recognized by the DOE. Twenty-one of the Company's schools are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS") and the remaining sixteen are accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT").

   The following table specifies the accrediting agency and the expiration of accreditation for each college:

                                                         Accrediting
              College                     Location         Agency    Expiration
              -------               -------------------- ----------- ----------
Degree-Granting Colleges
------------------------
Blair College...................... Colorado Springs, CO   ACICS     12/31/2002
Duff's Business Institute.......... Pittsburgh, PA         ACICS     12/31/2000
FMU--Ft. Lauderdale College........ Fort Lauderdale, FL    ACICS     12/31/2003
FMU--Orlando College, North........ Orlando, FL            ACICS     12/31/2001
FMU--Orlando College, South........ Orlando, FL            ACICS     12/31/2001
FMU--Orlando, Melbourne............ Melbourne, FL          ACICS     12/31/2001
FMU--Tampa College................. Tampa, FL              ACICS     12/31/2001
FMU--Tampa College, Brandon........ Brandon, FL            ACICS     12/31/2001
FMU--Tampa College, Lakeland....... Lakeland, FL           ACICS     12/31/2003
FMU--Tampa College, Pinellas....... Clearwater, FL         ACICS     12/31/2003
Las Vegas College.................. Las Vegas, NV          ACICS     12/31/2000
Mountain West College.............. Salt Lake City, UT     ACICS     12/31/2000
Parks College North................ Thorton, CO            ACICS     12/31/2000
Parks College South................ Aurora, CO             ACICS     12/31/2000
Rochester Business Institute....... Rochester, NY          ACICS     12/31/2000
Springfield College................ Springfield, MO        ACICS     12/31/2000
Western Business College........... Portland, OR           ACICS     12/31/2001
Western Business College........... Vancouver, WA          ACICS     12/31/2001

Diploma-Granting Colleges
-------------------------
Bryman College..................... Los Angeles, CA        ACCSCT     4/30/2000
Bryman College..................... New Orleans, LA        ACCSCT    11/18/2001
Bryman Institute................... Brookline, MA          ACCSCT     2/12/2002
National Institute of Technology... Cross Lanes, WV        ACCSCT    10/10/2001
Bryman College..................... Orange, CA             ACCSCT     4/30/2002
Bryman College..................... El Monte, CA           ACCSCT     5/21/2004
Bryman College..................... San Francisco, CA      ACCSCT      5/1/2001
Bryman College..................... SeaTac, WA             ACCSCT     12/3/2002
Bryman College..................... Gardena, CA            ACCSCT     12/1/2002
Bryman College..................... Reseda, CA             ACCSCT     3/11/2001
Bryman College North............... San Jose, CA           ACCSCT     3/25/2003
Bryman College South............... San Jose, CA           ACCSCT    11/18/2001
Kee Business College............... Newport News, VA       ACICS     12/31/2004
Kee Business College............... Chesapeake, VA         ACICS     12/31/2004
National Institute of Technology... San Antonio, TX        ACCSCT    11/14/2001
National Institute of Technology... Houston, TX            ACCSCT    11/14/2001
National Institute of Technology... Southfield, MI         ACCSCT    12/31/2003
National Institute of Technology... Wyoming, MI            ACCSCT    12/31/2002
Skadron College.................... San Bernardino, CA     ACICS     12/31/2001

   The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution's operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEA, recognized accrediting agencies must conduct regular inspections and reviews of the institutions they accredit, which may include unannounced site visits to institutions that perform career oriented education and training. In addition to periodic accreditation reviews, institutions undergoing a change of ownership must be reviewed by the accrediting agency. All of the Company's colleges have been visited and reviewed by their respective accrediting agencies subsequent to the date of acquisition by the Company. Accrediting agencies also monitor institutions' compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also place an institution on "reporting" status in order to monitor one or more specific areas of the institution's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution's performance in specific areas. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. While on probation, show cause or reporting status, an institution may be required to seek permission of its accrediting agency to open and commence instruction at new locations. One of the Company's colleges, located in New Orleans, Louisiana is on reporting status with respect to placement outcomes and submitted its final report with the accrediting agency in August 1999.

Federal Support for Post-Secondary Education

   While many of the states support their public colleges and universities through direct state subsidies, the federal government provides a substantial part of its support for post-secondary education by way of grants and loans to students who can use this money at any institution certified as eligible by the DOE. Since 1972, Congress has expanded the scope of the HEA by, among other things, (i) providing that students at proprietary institutions, such as the Company's institutions, are eligible for assistance under the Title IV Programs, (ii) establishing a program for loans to parents of eligible students, (iii) opening the Title IV Programs to part-time students, and (iv) increasing maximum loan limits and in some cases eliminating the requirement that students demonstrate financial need to obtain federally guaranteed loans. Most recently, the Federal Direct Lending Program ("FDL") was enacted, enabling students to obtain loans directly from the federal government rather than from commercial lenders. Congress reauthorizes the student financial assistance programs of the HEA approximately every five years. The current reauthorization process was recently completed in 1998.

   Students at the Company's institutions receive grants, loans and work opportunities to fund their education under several of the Title IV Programs, of which the two largest are the Federal Student Loan Program ("FFEL") and the Federal Pell Grant ("Pell") program. The Company's institutions also participate in the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, and some of them participate in the Perkins program and the Federal Work-Study ("FWS") program. None of the Company's institutions have elected to participate in the William D. Ford Federal Direct Loan ("FDL") program.

   Most aid under the Title IV Programs is awarded on the basis of financial need, generally defined under the HEA as the difference between the cost of attending an educational institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

   Pell. Pell grants are the primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 1998-99 award year, Pell grants ranged from $400 to $3,000 per year, and the authorization for such grants has been increased in the 1998 Amendments. Amounts received by students enrolled in the Company's institutions in the 1998-99 award year under the Pell program equaled approximately 23% of the Company's net revenue.

   FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 1998-99 award year, the Company's required 25% institutional match was met by approximately $455,569 in funds from its institutions and approximately $50,329 in funds from state scholarships and grants and from foundations and other charitable organizations. Amounts received by students in the Company's institutions under the federal share of the FSEOG programs in the 1998-99 award year equaled approximately 1.2% of the Company's net revenue.

   FFEL and FDL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the FDL program, students may obtain loans directly from the DOE rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. None of the Company's institutions have elected to participate in the FDL program. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in the Company's institutions under the Stafford program in the 1998-99 award year equaled approximately 45.5% of the Company's net revenue. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Amounts received by students in the Company's institutions under the PLUS program in the 1998-99 award year equaled approximately 2.0% of the Company's net revenue.

   The Company's schools and their students use a wide variety of lenders and guaranty agencies and have generally not experienced difficulties in identifying lenders and guaranty agencies willing to make federal student loans. Four of the Company's colleges are currently ineligible to participate in FFEL and PLUS loan programs as a result of past Cohort Default Rates that exceeded federal standards for fiscal years prior to the Company's acquisition of such schools. One of these colleges will be eligible to reapply for participation in October 1999 and the remaining three colleges will be eligible to reapply in October 2000. Additionally, the HEA requires the establishment of lenders of last resort in every state to ensure that students at any institution that cannot identify such lenders will have access to the FFEL program loans. None of the Company's colleges uses a lender of last resort.

   Perkins. Eligible undergraduate students may borrow up to $3,000 under the Perkins program during each academic year, with an aggregate maximum of $15,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 1998-99 award year, the Company collected approximately $779,735 from its former students in repayment of Perkins loans. In the 1998-99 award year, the Company had no required matching contribution. The Perkins loans disbursed to students in the Company's institutions in the 1998-99 award year equaled approximately 0.7% of the Company's net revenue.

   FWS. Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. During the 1998-99 award year, the Company's institutions and other organizations provided matching contributions totaling approximately $162,469. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. FWS earnings are not used for tuition and fees. However, in the 1998-99 award year, the federal share of FWS earnings equaled 0.4% of the Company's net revenue.

Federal Oversight of the Title IV Programs

   The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to instances of fraud, waste and abuse. As a result, the United States Congress has required the DOE to increase its level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to the DOE an audit by an independent accounting firm of that institution's compliance with the Title IV Program requirements, as well as audited financial statements. The DOE also conducts compliance reviews, which include on-site evaluations, of several hundred institutions each year, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the DOE conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each participating institution, including each of the Company's institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs. In addition, the DOE periodically revises its regulations (e.g., in November 1997, the DOE published new regulations with respect to financial responsibility standards which took effect on July 1, 1998) and changes its interpretation of existing laws and regulations.

   Cohort Default Rates. A significant component of the Congressional initiative aimed at reducing fraud, waste and abuse was the imposition of limitations on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an "excessive" rate ("Cohort Default Rates"). Since the DOE began to impose sanctions on institutions with Cohort Default Rates above certain levels, the DOE has reported that more than 1,000 institutions have lost their eligibility to participate in some or all of the Title IV Programs. However, many institutions, including all of the Company's institutions, have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner. An institution's Cohort Default Rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution that participates in both the FFEL and FDL programs, including any of the Company's institutions, receives a single "weighted average" cohort default rate in place of an FFEL or FDL cohort default rate. Any institution whose cohort default rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be found by the DOE to lack administrative capability and, on that basis, placed on provisional certification status for up to three years. Provisional certification status does not limit an institution's access to Title IV Program funds but does subject that institution to closer review by the DOE and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Any institution whose Cohort Default Rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL or FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. The 1998 Amendments to the HEA provide that institutions which become ineligible to participate in the Title IV loan programs because of Cohort Default Rates in excess of the applicable levels will also become ineligible to participate in the Pell Grant Program. Since the calculation of Cohort Default Rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or servicers), as well as the DOE, the HEA provides a formal process for the review and appeal of the accuracy of Cohort Default Rates before the DOE takes any action against an institution based on such rates. The 1998 Amendments expand institutions' ability to appeal loss of eligibility owing to such default rates.

   The Company proactively manages its students' repayment obligations and has engaged two professional default management firms to assist the Company in reducing the Cohort Default Rates at its colleges. To date the two firms have favorably impacted the Cohort Default Rates at the Company's colleges, lowering historical default rates at certain colleges by ten percentage points or more. The Company believes that professional default management services can continue to assist the Company in controlling the Cohort Default Rates at its colleges.

   All of the Company's colleges participate in Title IV Programs. Currently, four of the diploma-granting colleges are ineligible to participate in FFEL as a result of previous Cohort Default Rates relating to fiscal years prior to the acquisition of the schools by the Company. For federal fiscal year 1996, the published Cohort Default Rates for the Company's institutions ranged from a low of 4.9% to a high of 29.3. One of the Company's diploma-granting institutions, Skadron College in San Bernardino, California, had a default rate in excess of 25% for each of the most recent three consecutive federal fiscal years published (1994, 1995, 1996). The published 1996 rate for this college has been successfully appealed based on mitigating circumstances. This college, along with six additional campuses, NIT in Wyoming, Michigan, Bryman Institute in Brookline, Massachusetts, and the Bryman Colleges in El Monte, California, Los Angeles, California, San Jose (South), California and New Orleans, Louisiana also had default rates in excess of 25% for the 1992, 1993, and 1994 federal fiscal years. As a result, six of these colleges became ineligible to participate in the FFEL programs beginning in May 1997. The seventh, Skadron College in San Bernardino, California, had lost its eligibility to participate in the FFEL program in June of 1994.

   Through the Company's aggressive default management efforts, two of these seven colleges had fiscal 1995 published default rates below 25%: Bryman College in Brookline, Massachusetts had a default rate of 23.4% and NIT in Wyoming, Michigan had a default rate of 22.1%. Moreover, as a result of negotiations between the Company and the DOE regarding reinstatement of eligibility for the seven campuses that lost eligibility, the DOE reinstated three of the seven colleges. Of the remaining four, NIT in Wyoming, Michigan will be eligible for reinstatement in 1999 and the other three (Bryman Colleges in San Jose, California and New Orleans, Louisiana and Skadron College in San Bernardino, California) will be eligible for reinstatement in 2000, based on published rates for fiscal 1995 and 1996, respectively.

   The following table sets forth the Cohort Default Rates for the Company's institutions for federal fiscal years 1994, 1995 and 1996:

                                                               Cohort Default
                                                                    Rate
                                                               ----------------
                         Institution                           1994  1995  1996
                         -----------                           ----  ----  ----
Degree-Granting Colleges
Blair College, Colorado Springs, CO........................... 13.3% 15.5% 13.2%
Duff's Business Institute, Pittsburgh, PA..................... 24.5% 17.1% 20.1%
FMU--Orlando (North, South, Melbourne), FL*................... 18.8% 16.7% 20.0%
FMU--Pinellas (Lakeland), FL*................................. 24.1% 21.5% 21.7%
FMU--Tampa (Brandon), FL*..................................... 19.9% 17.4% 20.4%
FMU--Ft. Lauderdale College, FL............................... 23.9% 19.8% 19.5%
Las Vegas College, NV......................................... 23.7% 28.8% 18.9%
Mountain West College, Salt Lake City, UT..................... 18.0% 14.8% 16.5%
Parks College North and South, CO*............................ 21.8% 19.3% 15.8%
Rochester Business Institute, Rochester, NY................... 24.4% 24.6% 22.7%
Springfield College, Springfield, MO.......................... 14.8% 16.5% 18.8%
Western Bus. College (Portland, OR and Vancouver, WA)*........ 23.0% 24.8% 21.7%

Diploma-Granting Colleges
Bryman Institute , Brookline, MA.............................. 29.6% 23.4% 23.0%
Bryman College, El Monte, CA.................................. 31.5% 26.2% 14.7%
Bryman College, Gardena, CA................................... 23.9% 25.8% 29.3%
Bryman College, Los Angeles, CA............................... 33.6% 25.1% 18.8%
Bryman College, Orange CA..................................... 18.0% 19.5% 18.5%
Bryman College, San Francisco, CA............................. 22.6% 21.0% 24.5%
Bryman College, San Jose No., CA.............................. 22.5% 30.5% 22.3%
Bryman College, San Jose South, CA (New Orleans, LA)*......... 31.1% 32.6% 20.2%
Bryman College, Sea Tac, WA...................................  8.5%  7.5%  4.9%
Bryman College, Reseda, CA.................................... 24.2% 21.4% 19.2%
Kee Business College, Newport News, VA**...................... 15.4%  2.6% 12.3%
NIT, Cross Lanes, WV.......................................... 11.7% 20.7% 19.1%
NIT, San Antonio, TX**........................................ 24.3% 24.5% 17.6%
NIT, Southfield, MI........................................... 23.6% 18.9% 17.7%
NIT, Wyoming, MI.............................................. 25.9% 22.1% 14.7%
Skadron College, San Bernardino, CA***........................ 28.2% 25.1% 27.2%

--------
* Indicates additional location wherein cohort default rates are blended with the main campus.
** The Cohort Default Rates for Chesapeake, Virginia and Houston, Texas are calculated as blended rates with Kee Business College in Newport News, Virginia, and NIT for San Antonio, Texas, respectively.
*** The 1996 Cohort Default Rate for this college was successfully appealed based on mitigating circumstances.

   In addition, if an institution's cohort default rate for loans under the Perkins Program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Fifteen of the Company's institutions have Perkins Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 1998 federal award year, the most recent year for which such rates have been calculated. The Perkins Program Cohort Default Rates for these institutions ranged from 37.5% to 70.5%. Default rates in excess of 15% could result in provisional certification status.

   Beyond the efforts of the professional default management firms, each of the Company's colleges has adopted an internal student loan default management plan. Those plans emphasize the importance of meeting loan repayment requirements and provide for extensive loan counseling, along with methods to increase student persistence and completion rates and graduate employment (placement) rates. Immediately upon a student's cessation of enrollment, the professional default management firm initiates regular contact with the student, and maintains regular contact throughout the grace period, and continues this activity through the entire cohort period. The colleges continue to work with the default management firm to maintain accurate and up-to-date information on address changes, marital status changes, or changes in circumstance that may allow the student to apply for additional deferments. These activities are all in addition to the loan servicing and collection activities of FFEL lenders and guarantee agencies.

   Increased Regulatory Scrutiny. The HEA provides for a three-part initiative, generally referred to as the Triad, intended to increase regulatory scrutiny of post-secondary education institutions. One part of the Triad expands the role of accrediting agencies in the oversight of institutions participating in the Title IV Programs. As a result, the accrediting agencies which review and accredit the Company's campuses have increased the breadth of such reviews and have expanded their examinations in such areas as financial responsibility and timeliness of student refunds. The Triad provisions also require each accrediting agency recognized by the DOE to undergo comprehensive periodic reviews by the DOE to ascertain whether such accrediting agency is adhering to required standards.

   A second part of the Triad tightened the standards to be applied by the DOE in evaluating the financial responsibility and administrative capability of institutions participating in the Title IV Programs. In addition, the Triad mandated that the DOE periodically reviews the eligibility and certification to participate in the Title IV Programs of every such eligible institution. By law, all institutions were required to undergo such a recertification review by the DOE by 1997 and are required to undergo such a recertification review every six years thereafter. Under these standards, each of the Company's institutions will be evaluated by the DOE more frequently than in the past. A denial of recertification would preclude an institution from continuing to participate in the Title IV Programs.

   A third part of the Triad required each state to establish a State Post-Secondary Review Entity ("SPRE") to review certain institutions within that state to determine their eligibility to continue participating in the Title IV Programs. However, no SPREs have ever actively functioned, and Congress eliminated the authorization for the SPREs in the 1998 Amendments. Nevertheless, state requirements are important to an institution's eligibility to participate in the Title IV Programs since an institution must be licensed or otherwise authorized to operate in the state in which it offers education or training services in order to be certified as eligible.

   Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the DOE's recertification process and also annually as each institution submits its audited financial statements to the DOE. In November 1997, the DOE published new regulations regarding financial responsibility that took effect on July 1, 1998. Under the new regulations, the DOE will calculate three financial ratios for an institution, an equity ratio, a primary reserve ratio, and a net income ratio, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but above a designated threshold level (the "Intermediate Zone," which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures. If an institution's composite score falls below the minimum threshold level of 1.0 or is in the Intermediate Zone for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE.

   For fiscal 1999, the Company's calculations show that all of its schools exceed the requirements for financial responsibility on an individual basis, with composite scores from 1.8 to 3.0. Also, the Company, on a consolidated basis, meets the requirements with a composite score of 2.98.

   An institution that is determined by the DOE not to meet any one of the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may do so by posting surety either in an amount equal to 50% (or greater, as the DOE may require) of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as the DOE may require) of such prior year's funds if the institution also agrees to provisional certification and to transfer to the reimbursement or cash monitoring system of payment for its Title IV Program funds. The DOE has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the DOE. Alternatively, an institution may demonstrate, with the support of a statement from a certified public accountant and other information specified in the regulations, that it was previously in compliance with the numeric standards and that its continued operation is not jeopardized by its financial condition.

   Based on financial responsibility standards in place at the time of the Phillips Acquisition, the Company was required to post a $1.0 million letter of credit in favor of DOE at the time of the acquisition. In addition, the 18 colleges the Company purchased were required to remain on the reimbursement program (they had been placed on reimbursement under prior ownership). Although the $1.0 million letter of credit is less than the amount normally required under such circumstances, the DOE agreed to these terms in order to facilitate the sale of the colleges to the Company. The need for and sufficiency of the letter of credit has been reviewed annually by the DOE upon the Company's annual audited financial statements. As a result of this review in 1998, the letter of credit was increased to $1.5 million based on the increased usage of Title IV funds by the Company's students.

   Based on the Company's audited financial statements for the fiscal year ended June 30, 1999, the Company intends to petition for release of the letter of credit upon submission of its financial statements to the DOE in the second quarter of fiscal 2000. In accordance with applicable law, the Company believes the DOE will be required to rescind the letter of credit and any related requirements when the Company and its colleges demonstrate that they satisfy the standards of financial responsibility, using accounting treatments that are acceptable to the DOE.

   Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard has been modified to exempt an institution if it has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, the Company currently has six outstanding letters of credit in the aggregate amount of approximately $150,000. Additionally, six colleges have been cited for late refunds in their annual audits. The DOE has accepted that the existing $1.5 million letter of credit satisfies this standard of financial responsibility. If the Company's petition to rescind the $1.5 million letter of credit is accepted, the Company may be required to post letters of credit in an aggregate amount of up to $185,000 on behalf of those six colleges. Although there are no citations for material weaknesses in the Company's or its colleges' internal controls, there can be no assurance that, upon review by the DOE, that the Company will not be required to post additional letters of credit in favor of the DOE on behalf of the affected colleges.

   Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control, including all the institutions the Company has acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. Pending recertification, the DOE suspends Title IV Program funding to that institution's students except for certain Title IV Program funds that were committed under the prior owner. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. All of the Company's schools have been provisionally certified.

   The 1998 Amendments allow for the provisional recertification of an institution that has undergone a change of ownership that results in a change of control so that Title IV Program funds may not be interrupted. To qualify for such provisional certification, the institution must submit a "materially complete" application for recertification within 10 business days of the transaction. Such provisional certification would continue until the application is acted upon by the DOE. This provision of the 1998 Amendments is not self-executing and will be subject to the promulgation of regulations by the DOE which are not likely to take effect until July 1, 2000.

   In addition, the HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable eligibility requirements. The Company's expansion plans are based, in part, on its ability to acquire schools that can be recertified and to open additional locations as part of its existing institutions.

   Generally, if an institution eligible to participate in the Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the DOE to have the additional program designated as eligible. However, an institution is not obligated to obtain DOE approval of an additional program that leads to an associate's, bachelor's, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Furthermore, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that 70% of all students who enroll in such programs complete them within a prescribed time and 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of the Company's colleges offer such short term programs, but students enrolled in such programs represent a small percentage of the total enrollment of the Company's colleges. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs without the DOE's express approval, the institution would likely be liable for repayment of the Title IV Program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over the Company's campuses also have requirements that may, in certain instances, limit the ability of the Company to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

   Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the "ability to benefit" from the program of study ("ATB"). Fifteen of the Company's colleges admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the DOE. In addition to the testing requirements, the DOE regulations also prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution. None of the Company's colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 1999, ATB students represented approximately 4.5% of the Company's total enrollments.

   The "90/10 Rule" (formerly the "85/15 Rule"). Under a provision of the HEA commonly referred to as the "90/10 Rule," a private, for-profit institution, such as each of the Company's institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue for the prior fiscal year was derived from the Title IV Programs. Prior to the 1998 Amendments, the proportion of revenues that an institution was permitted to derive from the Title IV programs was 85%. Any institution that violates the 90/10 Rule immediately becomes ineligible to participate in the Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. The Company has calculated, and the Company's independent auditors have certified, that, since this requirement took effect in 1995, each of the Company's institutions has met this requirement in each fiscal year. The Company regularly monitors compliance with this requirement in order to minimize the risk that any of its institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the 90/10 Rule.

   In October 1998, the Inspector General's Office (the "IG") of the DOE began an examination of the Company's compliance with the former "85/15" rule (now the "90/10" rule) and a general review of the Company's administration of Title IV funds. This examination is part of a broader review conducted by the IG of proprietary institutions' compliance with these requirements. The Company provided all information and documentation requested by the IG. To date, the Company has not received a final determination from the IG regarding its review. The Company believes that its institutions were and are in compliance with the 85/15 Rule and the 90/10 Rule, as applicable, and all other federal regulations.

   Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity for programs eligible for Title IV Program funds. The Company believes that its current compensation plans are in compliance with HEA standards.

State Authorization

   Each of the Company's campuses is authorized to offer educational programs and grant degrees or diplomas by the state in which such campus is located. The level of regulatory oversight varies substantially from state to state. In some states, the campuses are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the DOE. The Company believes that each of its campuses is in substantial compliance with state authorizing and licensure laws.

                    ADDITIONAL RISKS RELATED TO THE BUSINESS

Possible Investigations or Claims by Regulatory Agencies or Third Parties.

   Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties which allege statutory violations, regulatory infractions or common law causes of action. The Company believes that it has taken effective steps to monitor compliance with governmental regulations and other legal requirements. However, there can be no assurance that regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material adverse effect on the Company's business, results of operations or financial condition.

Risk That Legislative Action Will Reduce Financial Aid Funding or Increase Regulatory Burden.

   The Title IV Programs are subject to significant political and budgetary pressures. The process of reauthorizing the student financial assistance programs of the HEA by the U.S. Congress, which takes place approximately every five years, was most recently completed in 1998.

   The 1998 Amendments continued many of the current requirements for student and institutional participation in the Title IV Programs. The 1998 amendments also changed or modified some requirements. These changes and modifications include increasing the revenues that an institution may derive from Title IV funds from 85% to 90% and revising the requirements pertaining to the manner in which institutions must calculate refunds to students. The 1998 Amendments also contain a provision that prohibits institutions that are ineligible for participation in Title IV loan programs due to student default rates in excess of applicable thresholds from participating in the Pell Grant program. The Company does not believe that the 1998 Amendments will adversely or materially affect its business operations. Regulations to implement the 1998 amendments are subject to negotiated rulemaking and may not become effective until July 1, 2000. Although Congress has not declined to reauthorize the Title IV Programs, there can be no assurance that government funding for the Title IV Programs will continue to be available or maintained at current levels. A reduction in government funding levels could lead to lower enrollments at the Company's schools and require the Company to seek alternative sources of financial aid for students enrolled in its schools. Given the significant percentage of the Company's revenue that is derived from the Title IV Programs, the loss of or reduction in Title IV Program funds available to students at the Company's schools would have a material adverse effect on the Company's business, results of operations and financial condition.

   In addition, there can be no assurance that the current requirements for student and institutional participation in the Title IV Programs will not change or that one or more of the present Title IV Programs will not be replaced with other programs with materially different student or institutional eligibility requirements. If the Company cannot comply with the provisions of the HEA, as revised during the reauthorization process, or with new regulations promulgated to implement the 1998 Amendments, or if the cost of such compliance is excessive, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that in the future there will not be enacted other different legislation amending the HEA or otherwise impacting institutions, guaranty agencies or lenders. The DOE may also impose additional regulations based on its interpretation of HEA.

The Internal Loan Program.

   The Company has routinely afforded relatively short-term installment payment plans to many of its students to supplement their financial aid. The terms of this program require the student to make monthly payments throughout their in-school period, plus a period generally not exceeding six months after graduation. In late 1997, the Company expanded its internal loan program to assist students in those colleges which lost access to FFEL loans during that year. The loans to these students are intended to replace the loss of the FFEL loans, and thus are generally initiated for greater amounts (averaging approximately $3,200) and longer periods of time (ranging typically from 6-84 months) than the shorter term installment payment plans mentioned earlier. In an effort to minimize the financial impact on new students, the Company elected to match, as closely as possible, the standards of eligibility for the FFEL loan program. For example, in order to qualify for an FFEL loan, a student must meet all admissions requirements and be admitted into one of the college's programs. In addition, the prospective student must meet with a financial aid officer at the college and complete all the appropriate applications required by the Title IV regulations. At the four colleges that are currently ineligible to participate in the FFEL program, prospective students who met all eligibility requirements were offered an internal loan. As with the FFEL loan program, no independent credit evaluations are performed. However, students participating in the Company's internal loan program are required to make monthly payments while in school and may be dropped from school for failing to remain current in their payments.

   As of June 30, 1999, the combined internal loan programs were assisting more than 5,500 students (approximately 50% were active students and approximately 50% were graduates or dropped students). The earned balances were approximately $9.0 million, of which $1.9 million, or 21%, was reserved for bad debts. While these internal loans are unsecured, the Company believes it has adequate reserves against these loan balances, given that the loans are earned over the student's in-school period, during which time a payment pattern is established. The Company believes that the payment pattern established by the student while in school is a reasonable predictor of future collectibility. The loss rates on the shorter-term loans are similar to the Company's loss rates on accounts receivable in general, and they are reserved at approximately 19%. The Company has relatively limited repayment history on the longer-term loans, but preliminary information from third party servicers of these loans indicates that the risk of loss is greater on these longer-term loans and the Company has adjusted its reserve levels accordingly (currently approximately 22%). While the Company believes it has adequate reserves against these loan balances, there can be no assurance that losses will not exceed reserves. Material losses in excess of reserves would have an adverse effect on the Company's business, results of operations and financial condition.

   In May of fiscal 1999, Sallie Mae and the Company entered into an arrangement whereby Sallie Mae purchased certain existing loans the Company had previous originated in its internal loan program. Additionally, new loans from Sallie Mae will now be available to some of the Company's entering students who qualify for such loans who would otherwise have participated in the Company's internal loan program. The Company anticipates to benefit from the Sallie Mae arrangement through a reduction of costs associated with administering its own internal loan program.

Regulatory Consequences of a Change in Ownership Resulting in a Change of Control.

   Upon a "change of ownership" of an institution resulting in a "change in control," as defined in the HEA and applicable regulations, that institution becomes ineligible to participate in Title IV Programs. In such event, an institution may receive and disburse only previously committed Title IV Program funds to its students until it has applied for and received recertification from the DOE to participate under such institution's new ownership. Approval of an application for recertification must be based upon a determination by the DOE that the institution under its new ownership is in compliance with the requirements for institutional eligibility. The time required to act on such an application can vary substantially and may take several months. As a result of the change in ownership at the time the Company acquired each of its schools, all of the Company's schools are currently under provisional certification status pursuant to standard DOE procedure when an institution undergoes a change of control. Provisional certification does not limit an institution's access to Title IV Program funds, but does subject the institution to closer review by the DOE and may subject the institution to summary adverse action if it violates other Title IV Program requirements.

   The 1998 Amendments to the HEA allow for the provisional certification of an institution that undergoes a change of ownership that results in a change of control so that Title IV Program funds may not be interrupted. To qualify for such provisional certification, the institution must submit a "materially complete" application for recertification within 10 business days of the transaction. Such provisional certification would continue until the application is acted upon by the DOE. This provision of the 1998 Amendments is not self-executing and will be subject to the promulgation of regulations by the DOE which are not likely to take effect until July 1, 2000.

   Under the HEA and its implementing regulations, a change of ownership resulting in a change in control would occur upon the transfer of a controlling interest in the voting stock of an institution or such institution's parent corporation. With respect to a publicly traded corporation, such as the Company, a change of ownership resulting in a change in control occurs when there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") disclosing a change of control. A change of ownership and control also could require an institution to reaffirm its state authorization and accreditation. The requirements of states and accrediting agencies with jurisdiction over the Company's schools vary widely in this regard.

   The potential adverse implications of a change of ownership resulting in a change in control may influence decisions by the Company and its stockholders regarding the sale, purchase, transfer, issuance or redemption of the Company's capital stock. However, the Company believes that any such future transaction having an adverse effect on state authorization, accreditation or participation in Title IV Programs of any of the Company's schools is not likely to occur without the prior knowledge of the Company's Board of Directors.

Reliance on and Risks of Acquisition Strategy, Including Lack of Available Financing.

   The Company expects to continue to rely on acquisitions as a component of its strategy for growth. The Company regularly engages in evaluations of possible acquisition candidates, including evaluations relating to acquisitions that may be material in size and/or scope. There can be no assurance that the Company will continue to be able to identify educational institutions that provide suitable acquisition opportunities or to acquire any such institutions on favorable terms. Furthermore, there can be no assurance that any acquired institutions can be successfully integrated into the Company's operations or be operated profitably. Acquisitions involve a number of special risks and challenges, including the diversion of management's attention, assimilation of the operations and personnel of acquired companies, adverse short-term effects on reported operating results, possible loss of key employees and difficulty of presenting a unified corporate image. Continued growth through acquisition may also subject the Company to unanticipated business or regulatory uncertainties or liabilities. No assurance can be given that the Company will be able to obtain adequate funding to complete any potential acquisition or that such an acquisition will succeed in enhancing the Company's business and will not ultimately have a material adverse effect on the Company's business, results of operations and financial condition.

   The Company's acquisition of a school would constitute a change in ownership resulting in a change of control with respect to such school for purposes of eligibility to participate in the Title IV Programs. Generally, the Company intends to acquire schools subject to the condition that they be recertified promptly for such eligibility by the DOE. The 1998 Amendments allow for the provisional certification of an institution that has undergone a change of ownership that results in a change of control so that Title IV Program Funds are not interrupted. To qualify for such provisional certification, the institution must submit a "materially complete" application for recertification within ten business days of the transaction. Such provisional certification would continue until the application is acted upon by the DOE. The failure of the Company to manage its acquisition program effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on a Limited Number of Key Personnel

   The Company's success to date has depended in large part on the skills and efforts of David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Lloyd Holland and the Company's other key personnel. Additionally, the Company's success depends, in large part, upon its ability to attract and retain highly qualified faculty, school presidents and administrators and corporate management. Due to the nature of the

Company's business and the tight labor market, it may be difficult to locate and hire qualified personnel, and to retain such personnel once hired.

   Mr. Holland has announced his retirement from the Company effective as of September 30, 1999. The Company believes that Mr. Holland's duties have been effectively transferred to other Company personnel. Any failure by the Company to attract and retain other qualified and experienced personnel as may be required from time to time, could have a material adverse effect on the Company's business, results of operations and financial condition.

Highly Competitive Market

   The post-secondary education market is highly competitive. The Company's schools compete for students and faculty with traditional public and private two-year and four-year colleges and universities and other proprietary schools, many of which have greater financial resources than the Company. Certain public and private colleges and universities, as well as other private career-oriented schools, may offer programs similar to those of the Company's schools, as well as programs not currently offered by the Company. Although tuition at private nonprofit institutions is, on average, higher than tuition at the Company's schools, most public institutions are able to charge lower tuition than the Company's schools, due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools.

Geographic Concentration

   While the Company's 37 colleges are dispersed among 16 states, 17 of those colleges are located in the states of Florida and California (eight in Florida and nine in California). As a result of this geographic concentration, any material change in general economic conditions in California or Florida could have a material adverse effect on the Company's business, results of operations or financial conditions. In addition, the legislatures in the states of Florida and California could change the law in those states or adopt regulations regarding private, for-profit post-secondary education institutions which could place significant additional burdens on the Company. If the Company were unable to meet those burdens, it could have a material adverse effect on the Company's business, results of the operations or financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

   The Company's 37 colleges are located in metropolitan and suburban areas in 16 states. Facilities among the colleges vary considerably in both size and type. The Company's headquarters and 32 of its schools are located in leased facilities; five of the Company's schools are located in facilities owned by the Company. As lease expirations approach in its various facilities, the Company assesses the existing space in terms of current needs, prospects for future growth, condition of the facility, desirability of the location and financial terms. Based on the above criteria, the Company decides whether or not to relocate its schools. Since acquiring the colleges, the Company has relocated fourteen colleges and opened two additional locations. Square footage of the Company's colleges varies significantly based upon the type of programs offered and the market being served. The following table reflects square footage by location as of June 30, 1999:

                                             Approx.                                          Approx.
                                             Square                                           Square
 Degree-Granting Colleges                    Footage Diploma-Granting Colleges                Footage
 ------------------------                    ------- -------------------------                -------
 Blair College, Colorado Springs, CO*....... 22,300  Bryman, Brookline, MA                     6,700
 Duff's, Pittsburgh, PA..................... 40,000  Bryman, El Monte, CA                     27,057
 FMU, Brandon, FL........................... 35,250  Bryman, Gardena, CA                      14,356
 FMU, Ft. Lauderdale, FL.................... 34,500  Bryman, Los Angeles, CA                  13,824
 FMU, Lakeland, FL.......................... 23,717  Bryman, New Orleans, LA                  14,443
 FMU, Melbourne, FL*........................ 16,500  Bryman, Orange, CA                       11,081
 FMU, Orlando North, FL..................... 39,424  Bryman, San Francisco, CA                18,500
 FMU, Orlando South, FL..................... 31,680  Bryman, San Jose, CA North               14,624
 FMU, Pinellas, FL.......................... 30,344  Bryman, San Jose, CA South                3,054
 FMU, Tampa, FL*............................ 30,000  Bryman, Reseda, CA                       14,200
 Las Vegas College, Las Vegas, NV........... 16,664  Bryman, Sea Tac, WA                      12,239
 Mountain West College, Salt Lake City, UT.. 19,620  Kee Business College, Newport News, VA   16,126
 Parks College, Thornton, CO ............... 24,000  Kee Business College, Chesapeake, VA     14,396
 Parks College, Aurora, CO ................. 30,000  NIT, Cross Lanes, WV                     18,000
 RBI, Rochester, NY......................... 29,300  NIT, Houston, TX                         20,585
 Springfield College, Springfield, MO....... 23,012  NIT, San Antonio, TX                     37,300
 Western Business College, Vancouver, WA.... 10,243  NIT, Southfield, MI                      22,260
 Western Business College, Portland, OR..... 26,800  NIT, Wyoming, MI                         24,000
                                                     Skadron College, San Bernardino, CA      21,600
 Corporate Offices
 -----------------
    Santa Ana, CA........................... 21,957
    Gulfport, MS............................  1,580

--------
*  Indicates owned property.

ITEM 3. LEGAL PROCEEDINGS

   The Company is subject to disputes, claims and litigation in the ordinary course of its business. On August 2, 1999, approximately thirty-six current or former students in the Company's Duff's Business Institute court reporting program filed suit against the Company and certain of its subsidiaries, alleging inadequacies in the Duff's Business Institute court reporting program. All such students have since voluntarily dismissed their suit against the Company and its subsidiaries, without prejudice, and the Company has agreed to engage in non-binding mediation in an attempt to resolve the students' complaints. The Company does not believe that such students have valid legal claims against it and, if the mediation process is unsuccessful, the Company will vigorously defend itself against any lawsuits filed against it. The Company does not believe that this matter, or any other currently pending legal proceeding against the Company, is likely to result in a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1999.

SPECIAL ITEM. EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

   The following table sets forth certain information with respect to the Company's executive officers and selected key employees:

         Name         Age Position
         ----         --- --------
 Executive Officers
 David G. Moore......  60 President, Chief Executive Officer, Director
 Paul R. St. Pierre..  54 Executive Vice President, Marketing and Admissions,
                           Secretary, Director
 Frank J. McCord.....  56 Executive Vice President and Chief Financial Officer
 Lloyd W. Holland....  61 Executive Vice President, Business Analysis and
                           Financial Aid, Assistant Treasurer
 Dennis L. Devereux..  52 Executive Vice President, Human Resources, Assistant
                          Secretary
 Other Key Employees
 Mary H. Barry.......  50 Vice President, Education
 Beth A. Wilson......  47 Vice President, Operations
 Nolan Miura.........  44 Director of Business Analysis, Treasurer

 Executive Officers

   David G. Moore has served as President and Chief Executive Officer and a Director of the Company since its inception in July 1995. Immediately prior to forming the Company, he was President of National Education Centers, Inc., a subsidiary of National Education Corporation. From 1992 to 1994, Mr. Moore served as President of DeVry Institute of Technology in Los Angeles, where he developed DeVry's West Coast operation and its growth strategy for the 11 western states. From 1980 to 1992 he was employed by Mott Community College in Flint, Michigan, where he was President from 1984 to 1992. Mr. Moore served as Dean, Management from 1982 to 1984 and Dean, Management Information Systems from 1980 to 1982. From 1960 to 1980 Mr. Moore served a distinguished career in the U.S. Army, retiring at the rank of Colonel. Mr. Moore received a Bachelor of Arts in Political Science from Seattle University and Master of Business Administration from the University of Puget Sound. He has also completed the Management of Higher Education Program at Harvard University, post graduate studies in Higher Education Management at the University of Michigan and graduate study and research in Computer Science at Kansas State University.

   Paul R. St. Pierre has served as Vice President, Marketing & Admissions and a Director of the Company since its inception in July 1995. He was promoted to Executive Vice President in April 1998. He was employed by National Education Centers, Inc. from 1991 to 1995. His first assignment at NECI was as School President for its San Bernardino, California campus. Subsequently, he held corporate assignments as Director of Special Projects, Vice President of Operations for the Learning Institutes Group (the largest colleges owned by NEC) and as Vice President, Marketing & Admissions for NEC. From 1986 to 1991, Mr. St. Pierre was employed by Allied Education Corporation, initially as School Director, but the majority of the period as Regional Operations Manager. He was employed as School Director at Watterson College in 1985. From 1982 to 1985, Mr. St. Pierre was Executive Vice President and Partner for University Consulting Associates, principally responsible for the marketing and sales of education services, on a contract basis, to institutions of higher education. He was previously employed, from 1980 to 1982 as Division Manager for the Institute for Professional Development, a division of Apollo Group. Mr. St. Pierre received a Bachelor of Arts in Philosophy from Stonehill College, a Master of Arts in Philosophy from Villanova University and is a Ph.D. candidate in Philosophy at Marquette University.

   Frank J. McCord has served as Vice President & Chief Financial Officer for the Company since its inception in July 1995. He was promoted to Executive Vice President in April 1998. He was employed by National Education Centers, Inc. as Vice President, Finance & Administration from 1994 to 1995. From 1980 to 1994, Mr. McCord was employed by Atlantic Richfield Company ("ARCO"). From 1989 to 1994, he was Business Manager/Controller and Director for ARCO Marine, Inc. During the period 1980 to 1989 his assignments at ARCO ranged from Senior Internal Auditor to Audit Manager. From 1976 to 1980, Mr. McCord served in the U.S. Army as Management Analyst, Internal Review Officer and Budget Officer, attaining the rank of Captain. He received a Bachelor's Degree in Business Administration (Accounting) from North Texas State University. Mr. McCord is also a Certified Public Accountant and Certified Internal Auditor.

   Lloyd W. Holland has served as Vice President, Business Analysis & Financial Aid for the Company since its inception in July 1995. He was promoted to Executive Vice President in April 1998. He was employed by National Education Centers, Inc. from 1987 to 1995 in financial positions including Regional Controller, Group Controller, Vice President, Finance & Administration and Director of Finance. Mr. Holland was employed by Bonney Forge Corporation from 1984 to 1987 as Division Controller, then Corporate Controller. From 1978 to 1979, he was Controller for SMC Corporation. Mr. Holland was employed by Rockwell International Corporation at various Midwest plant locations during the period 1969 to 1978, in positions ranging from Manager, General Accounting to Division Controller. From 1963 to 1969, he was employed in various accounting and cost accounting positions. Mr. Holland received a Bachelor of Science in Accounting from Point Park College in Pittsburgh, Pennsylvania. Mr. Holland has announced his retirement effective September 30, 1999.

   Dennis L. Devereux has served as Vice President, Human Resources for the Company since its inception in July 1995. He was promoted to Executive Vice President in April 1998. He was employed by National Education Centers, Inc. as its Vice President, Human Resources from 1988 to 1995. From 1987 to 1988 he was Director, Human Resources for Jacobs Engineering Group, Inc. He was employed by American Diversified Companies, Inc. as its Director, Human Resources from 1985 to 1987. From 1973 to 1984, Mr. Devereux was employed by Bechtel Group, Inc. in a variety of human resources management positions, including Personnel Manager for a subsidiary company and Personnel Supervisor for a major construction site and within a large regional operation. Previously, he was employed in a compensation assignment with Frito-Lay, Inc. and as Personnel Manager and Personnel Assistant with Anaconda Wire & Cable Company from 1969 to 1973. Mr. Devereux received a Bachelor of Science in Business Administration (Industrial Relations) from California State University, Long Beach.

 Other Key Employees

   Mary H. Barry has served as Vice President, Education for the Company since April 1998. She was previously employed by University of Phoenix from 1992 through April 1998, where her assignments included Director of Academic Affairs, Director of Administration and Director of the California Center for Professional Education. From 1990 to 1991, Ms. Barry was Director of National College. During the period 1980 to 1990, she was employed in the banking industry as Senior Vice President of Marquette Banks, Director for Citibank, South Dakota and Vice President of First National Bank, Chicago. Ms. Barry served as a public affairs officer in the U.S. Marine Corps from 1971 to 1979, achieving the rank of Major. Ms. Barry earned a Bachelor of Science in Speech/Drama from Bowling Green State University, a Master of Management from Northwestern University and a Juris Doctorate from Western State University.

   Beth A. Wilson has been employed by the Company since its inception in July 1995. She is currently Vice President, Operations for Corinthian Colleges, Inc. Previously, she was Regional Operations Director for the College Region of Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by National Education Centers, Inc. from 1991 to 1995, initially as Executive Director of its Capital Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for

National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Ms. Wilson earned an MBA from National University and a Bachelor of Arts degree from California State College, Sonoma.

   Nolan Miura has served as Director of Treasury and Business Analysis since November 1997. He was promoted to Treasurer in December 1998. He was employed by Atlantic Richfield Company ("ARCO") from 1990 to 1997 in financial and marketing positions including Planning Manager--ARCO Products Company, Marketing Director--ARCO Pipe Line Company, Marketing Analysis Manager--ARCO Products Company and Planning, Evaluation and Business Development Manager-- ARCO Marine, Inc. During the period from 1979 to 1990, his assignments ranged from Senior Internal Auditor to Government Compliance Manager--ARCO Transportation Company and Budgets and Performance Analysis Manager--ARCO Marine, Inc. Mr. Miura received an MBA (Corporate Finance) from the University of Southern California and a Bachelor of Science in Business Administration (Finance) from California State University, Long Beach. Mr. Miura is also a Certified Internal Auditor.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 Price Range of Common Stock

   Since February 5, 1999, the date of the Company's initial public offering, the Company's Common Stock has been listed on the NASDAQ National Market under symbol "COCO." The following table sets forth the high and low sale information for the Common Stock reported by NASDAQ for the periods indicated.

      Fiscal Year 1999                                              High   Low
      ----------------                                             ------ ------
      Third Quarter............................................... $25.00 $20.88
      Fourth Quarter.............................................. $22.06 $12.50

   The reported closing sales price of the Company's Common Stock on the NASDAQ National Market on September 15, 1999 was $19.3125. As of September 15, 1999, there were approximately 20 holders of record of the Company's Common Stock. The Company estimates that, as of such time, there were approximately 750 total holders of its Common Stock.

   The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

   The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations data and the balance sheet data set forth below for each of the four years ended June 30, 1996, 1997, 1998 and 1999 and as of June 30, 1996, 1997, 1998 and 1999 are derived from the audited consolidated financial statements of the Company. These historical results are not necessarily indicative of the results that may be expected in the future.

                                              Years Ended June 30,
                                      ----------------------------------------
                                        1996      1997      1998       1999
                                      --------  --------  ---------  ---------
                                        (Amounts in thousands, except per
                                                   share data)
Statement of Operations Data:
 Net revenues (1).................... $ 31,498  $ 77,201  $ 106,486  $ 132,972
                                      --------  --------  ---------  ---------
 Operating expenses:
  Educational services...............   18,594    50,568     65,927     76,425
  General and administrative.........    3,298     8,101     10,777     13,961
  Marketing and advertising..........    7,562    19,000     24,268     29,702
                                      --------  --------  ---------  ---------
  Total operating expenses...........   29,454    77,669    100,972    120,088
                                      --------  --------  ---------  ---------
 Income (loss) from operations.......    2,044      (468)     5,514     12,884
 Interest expense, net...............      274     2,524      3,305      1,678
                                      --------  --------  ---------  ---------
 Income (loss) before income taxes...    1,770    (2,992)     2,209     11,206
 Provision (benefit) for income
  taxes..............................      722    (1,107)       988      4,703
                                      --------  --------  ---------  ---------
 Net income (loss) before
  extraordinary loss.................    1,048    (1,885)     1,221      6,503
 Extraordinary loss, net of tax
  benefit............................      --        --         --       2,011
                                      --------  --------  ---------  ---------
 Net income (loss)................... $  1,048  $ (1,885) $   1,221  $   4,492
                                      ========  ========  =========  =========
 INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS:
  Income (loss) before extraordinary
   loss.............................. $  1,048  $ (1,885) $   1,221  $   6,503
  Less preferred stock dividends.....     (111)     (118)      (365)      (355)
                                      --------  --------  ---------  ---------
  Income (loss) before extraordinary
   loss attributable to common
   stockholders......................      937    (2,003)       856      6,148
  Extraordinary loss.................      --        --         --      (2,011)
                                      --------  --------  ---------  ---------
  Net income (loss) attributable to
   common stockholders............... $    937  $ (2,003) $     856  $   4,137
                                      ========  ========  =========  =========
 INCOME (LOSS) PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS:
 Basic--
  Income (loss) before extraordinary
   loss.............................. $   0.21  $  (0.41) $    0.16  $    0.85
  Extraordinary loss.................      --        --         --       (0.28)
                                      --------  --------  ---------  ---------
  Net income (loss).................. $   0.21  $  (0.41) $    0.16  $    0.57
                                      ========  ========  =========  =========
 Diluted--
  Income (loss) before extraordinary
   loss.............................. $   0.15  $  (0.41) $    0.12  $    0.72
  Extraordinary loss.................      --        --         --       (0.24)
                                      --------  --------  ---------  ---------
  Net income (loss).................. $   0.15  $  (0.41) $    0.12  $    0.48
                                      ========  ========  =========  =========
 Weighted average number of common
  shares outstanding:
  Basic..............................    4,409     4,896      5,236      7,266
                                      ========  ========  =========  =========
  Diluted............................    6,339     4,896      7,125      8,549
                                      ========  ========  =========  =========

                                                Years Ended June 30,
                                         -------------------------------------
                                          1996      1997      1998      1999
                                         -------  --------  --------  --------
                                               (Dollars in thousands)
Other Data:
 EBITDA (2)............................. $ 2,726  $  1,602  $  8,573  $ 16,329
 Cash flow provided by (used in):
  Operating activities..................     997       995    (3,373)    5,794
  Investing activities..................  (4,295)  (30,973)   (1,676)  (16,140)
  Financing activities..................   3,903    30,975     4,630     9,731
 Capital expenditures, net (3)..........   1,046     5,936     1,926     2,790
 Number of colleges at end of period....      16        36        35        37
 Student population at end of period....   4,938    12,820    13,992    16,012
 Starts during the period (4)...........   5,834    13,673    18,261    21,008
Balance Sheet Data:
 Cash, cash equivalents and restricted
  cash (5).............................. $ 2,024  $  3,831  $  3,162  $  1,797
 Marketable investments.................     --        --        --     14,501
 Working capital........................   2,306     1,844       606    19,108
 Total assets...........................  13,487    53,809    59,905    73,857
 Long-term debt, net of current
  maturities............................   2,537    36,168    31,535     3,396
 Redeemable preferred stock.............   1,924     2,042     2,167       --
 Convertible preferred stock............     --        --      5,174       --
 Total stockholders' equity.............   2,124       121       977    53,536

--------
(1) Represents student tuition and fees and book store sales, net of refunds. Year ended June 30, 1996 includes a non-recurring management fee of approximately $2.1 million earned by the Company for managing certain colleges owned by NECI during the first six months of that year.
(2) EBITDA equals earnings before interest expense, taxes, depreciation and amortization (including amortization of deferred financing costs). For the year ended June 30, 1999, EBITDA excludes the extraordinary loss from early extinguishment of debt which amounted to $2,011 (net of $1,518 tax benefit). EBITDA is presented because the Company believes it allows for a more compete analysis of the Company's results of operations. EBITDA should not be considered as an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity as promulgated under GAAP.
(3) Year ended June 30, 1997 includes approximately $3.4 million for real estate acquired in connection with the Phillips Acquisition.
(4) Represents the new students starting school during the periods presented.
(5) Includes approximately $200,000, $1.0 million, $760,000 and $10,000 of restricted cash at June 30, 1996, 1997, 1998 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial and Other Data and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

 Background and Overview

   As of the end of fiscal 1999, the Company operated 37 colleges, with more than 16,000 students, in 16 states, including nine in California and eight in Florida. During fiscal 1999, the Company had net revenues of $133.0 million. The Company's revenue consists principally of student tuition, enrollment fees and bookstore sales, and is presented as net revenue after deducting refunds.

   Net revenue increased 24.9% to $133.0 million in 1999 from $106.5 million in 1998 mainly as a result of a 12.4% increase in the average student population and an increase in the average tuition rate per student of approximately 9.7% during the period. Tuition revenue, which represented 94.0% of fiscal 1999 total net revenue, fluctuates with the aggregate enrolled student population and the average program or credit hour charge. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts occur on a monthly basis in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional "mini-start" in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level (i.e., diploma, or associate's, bachelor's or masters degree) and the specific curriculum.

   The majority of students at the Company's colleges rely on funds received under various government sponsored student financial programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. In fiscal 1999, approximately 78% of the Company's net revenue (on a cash basis) was indirectly derived from Title IV Programs.

   The Company categorizes its expenses as educational services, general and administrative, and marketing and advertising. Educational services expense is primarily comprised of those costs incurred to deliver and administer the education programs at the colleges, including faculty and college administration compensation; education materials and supplies; college facility rent and other occupancy costs; bad debt expense; depreciation and amortization of college property, equipment and goodwill; and default management and financial aid processing costs.

   General and administrative expense consists principally of those costs incurred at the corporate and regional level in support of college operations, except for marketing and advertising related costs. Included in general and administrative costs are Company executive management, corporate staff and regional operations management compensation; rent and other occupancy costs for corporate headquarters; depreciation and amortization of corporate property, equipment and intangibles; and other expenses incurred at corporate headquarters.

   Marketing and advertising expense includes compensation for college admissions staff, regional admissions directors, corporate marketing and advertising executive management, and staff and all advertising and production costs.

Acquisitions

   Since its inception, the Company has completed the following acquisitions, each of which was accounted for as an asset purchase using purchase accounting:

   On June 30, 1995, the Company acquired five colleges from National Education Centers, Inc. ("NECI"). As part of the same transaction, the Company subsequently acquired from NECI a second group of five colleges on September 30, 1995 and an additional six colleges on December 31, 1995. The adjusted purchase price for all 16 colleges was approximately $4.7 million.

   On July 1, 1996, the Company acquired one college from Repose, Inc. (the "Repose Acquisition") for a purchase price of $0.3 million.

   On August 31, 1996, the Company acquired one college from Concorde Career Colleges, Inc. (the "Concorde Acquisition") for a purchase price of $0.4 million.

   On October 17, 1996, the Company acquired 18 colleges from Phillips Colleges, Inc. ("Phillips") for an adjusted purchase price of approximately $23.6 million.

Results of Operations

   The following table summarizes the Company's operating results as a percentage of net revenue for the periods indicated.

                                                              Year Ended
                                                               June 30,
                                                           --------------------
                                                           1997    1998   1999
                                                           -----   -----  -----
Statement of Operations Data:
 Net revenue.............................................. 100.0%  100.0% 100.0%
                                                           -----   -----  -----
 Operating expenses:
  Educational services....................................  65.5    61.9   57.5
  General and administrative..............................  10.5    10.1   10.5
  Marketing and advertising...............................  24.6    22.8   22.3
                                                           -----   -----  -----
    Total operating expenses.............................. 100.6    94.8   90.3
                                                           -----   -----  -----
 Income (loss) from operations............................  (0.6)    5.2    9.7
 Interest expense, net....................................   3.2     3.1    1.3
                                                           -----   -----  -----
 Income (loss) before income taxes........................  (3.8)    2.1    8.4
 Provision (benefit) for income taxes.....................  (1.4)    0.9    3.5
                                                           -----   -----  -----
Net income (loss) before extraordinary item...............  (2.4)    1.2    4.9
Extraordinary loss, net of tax benefit....................   --      --     1.5
                                                           -----   -----  -----
Net income (loss).........................................  (2.4)%   1.2%   3.4%
                                                           =====   =====  =====

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

   Net Revenue. Net revenue increased $26.5 million, or 24.9%, from $106.5 million in fiscal 1998 to $133.0 million in fiscal 1999 due primarily to a 12.4% increase in the average student population during the year and a 9.7% increase in the average tuition rate per student. At June 30, 1999, the total student population was 16,012 compared with 13,992 at June 30, 1998. Except for 151 students in the two new branches opened in March and April, 1999, the increase in student population was all "same school" growth.

   Educational Services. Educational services expense increased $10.5 million, or 15.9%, from $65.9 million in fiscal 1998 to $76.4 million in fiscal 1999. The increase was due primarily to the 14.4% increase in the student population and wage increases for employees. Additionally, a number of colleges were moved to larger upgraded facilities, two new branches were opened, and annual lease escalations took place during the year resulting in higher facility-related expenses. As a percentage of net revenue, educational services expense decreased from 61.9% to 57.5%.

   General and Administrative. General and administrative expense increased $3.2 million, or 29.5%, from $10.8 million in fiscal 1998 to $14.0 million in fiscal 1999. The increase was primarily a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees, (iii) higher management incentive compensation due to the Company's performance, (iv) increased travel and training, and (v) the one-time Year 2000 remediation expenses. As a percentage of net revenue, general and administrative expense increased from 10.1% to 10.5%. However, if the one-time Year 2000 remediation expenses were excluded, the general and administrative expense would be 9.9% of net revenue for 1999.

   Marketing and Advertising. Marketing and advertising expense increased $5.4 million, or 22.4%, from $24.3 million in fiscal 1998 to $29.7 million in fiscal 1999, primarily due to the increased volume of advertising and additional admissions staff necessary to support the 15% increase in starts. Also contributing to the increase was advertising cost inflation and wage increases for employees. As a percentage of net revenue, marketing and advertising expense decreased from 22.8% to 22.3%.

   Interest Expense, Net. Net interest expense decreased $1.6 million, or 49.2%, from $3.3 million in fiscal 1998 to $1.7 million in fiscal 1999, due primarily to the repayment of debt with a portion of the proceeds from the Company's initial public offering in February 1999.

   Provision for Income Taxes. The provision for income taxes increased $3.7 million from $1.0 million in fiscal 1998 to $4.7 million in fiscal 1999. The effective tax rate decreased from 44.7% to 42.0% as a result of a reduction in the state income tax component.

   Income before Extraordinary Loss. Income before extraordinary loss increased $5.3 million, or 432.6%, from $1.2 million in fiscal 1998 to $6.5 million in fiscal 1999, due primarily to the factors discussed above.

   Extraordinary Loss. In fiscal 1999 the Company recorded an extraordinary loss of $2.0 million (net of a $1.5 million tax benefit) related to a prepayment penalty and the write-off of deferred loan fees associated with the early extinguishment of debt with a portion of the proceeds from the initial public offering, compared to no extraordinary items in fiscal 1998.

   Net Income. Net income increased $3.3 million, or 267.9%, from $1.2 million in fiscal 1998 to $4.5 million in fiscal 1999 as a result of the factors discussed above.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

   Net Revenue. Net revenue increased $29.3 million, or 38%, from $77.2 million in fiscal 1997 to $106.5 million in fiscal 1998. The increase was due primarily to the inclusion of operating results related to the Phillips Acquisition for the entire year in fiscal 1998 compared to approximately eight and one half months for fiscal 1997. The schools acquired in the Phillips Acquisition contributed revenues of $61.2 million in fiscal 1998 compared to $34.6 million in the prior year. Also contributing to the increase was a 9% increase in the student population from 12,820 at June 30, 1997 to 13,992 at June 30, 1998, and the implementation of tuition increases averaging 3% to 7% in most colleges during fiscal 1998.

   Educational Services. Educational services expense increased $15.4 million, or 30%, from $50.6 million in fiscal 1997 to $65.9 million in fiscal 1998. The increase was primarily due to the inclusion of the operating results related to the Phillips Acquisition for the entire year in fiscal 1998, versus only eight and one half months for fiscal 1997. The schools acquired in the Phillips Acquisition contributed educational services costs of $37.5 million in fiscal 1998 compared to $22.4 million in the prior year. A portion of the increase also resulted from the increase in the average student population and wage increases for employees. As a percentage of net revenue, educational services expense decreased from 65.5% to 61.9%.

   General and Administrative. General and administrative expense increased $2.7 million, or 33%, from $8.1 million in fiscal 1997 to $10.8 million in fiscal 1998, due principally to the increased headquarters and regional operations staff and infrastructure necessary to support the colleges acquired in the Phillips Acquisition. As a percentage of net revenue, general and administrative expense decreased from 10.5% to 10.1%.

   Marketing and Advertising. Marketing and advertising expense increased $5.3 million, or 28%, from $19.0 million in fiscal 1997 to $24.3 million in fiscal 1998. The increase was due primarily to the inclusion of the operating results related to the Phillips Acquisition for the entire year in fiscal 1998, versus eight and one half months for fiscal 1997. The schools acquired in the Phillips Acquisition contributed marketing and advertising costs of $10.9 million in fiscal 1998 compared to $6.6 million in the prior year. Also contributing to the increase was additional spending on the production of updated television commercials and printed advertising materials. As a percentage of net revenues, marketing and advertising expense decreased from 24.6% to 22.8%.

   Interest Expense, net. Interest expense increased $0.8 million, or 31%, from $2.5 million in fiscal 1997 to $3.3 million in fiscal 1998, primarily due to interest expense on increased borrowings used to finance the Phillips Acquisition in October 1996.

   Provision (Benefit) for Income Taxes. The provision for income taxes increased $2.1 million from a benefit of $1.1 million in fiscal 1997 to a provision of $1.0 million in fiscal 1998.

   Net Income (Loss). Net income increased $3.1 million from a loss of $1.9 million in fiscal 1997 to income of $1.2 million in fiscal 1998.

Tuition Price Increases

   The 9.7% increase in the average tuition rate per student for the year ended June 30, 1999, resulted from a combination of (i) tuition price increases averaging approximately 7.5% and (ii) the effect of graduation and attrition of students in the degree granting colleges that had fixed tuition contracts significantly below the prevailing rate being charged new students. Under prior ownership, students in these colleges were guaranteed a fixed tuition price for the duration of their programs. Thus, any subsequent tuition price increases applied only to new students.

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

   The Company expects that the majority of the remaining "grandfathered" students will graduate or discontinue over the next 6 to 12 months. After that time, the Company expects period to period increases in the average tuition rate per student to more closely track the actual tuition price increases implemented period to period. Additionally, the approximately 7.5% tuition price increase implemented in the period is higher than the expected future annual average increase due to some increases in certain markets and for certain programs where the Company was under-priced relative to its competition. Accordingly, the average tuition rate increases discussed herein are not necessarily indicative of future increases.

Seasonality

   The following table sets forth unaudited quarterly financial data for each of the four fiscal quarters in the year ended June 30, 1999. The Company believes that this information includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein.

                                             Fiscal Year Ended June 30, 1999
                                             ----------------------------------
                                             1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
                                             -------  -------  -------  -------
                                                  (Dollars in millions)
Net revenue:
  Amount...................................  $ 30.3   $ 33.0   $ 34.9   $ 34.8
  Percentage of fiscal year total..........    22.8%    24.8%    26.2%    26.2%
Income from operations before interest, in-
 come taxes and extraordinary loss:
  Amount...................................  $  1.4   $  3.6   $  4.2   $  3.7
  Percentage of fiscal year total..........    10.8%    27.9%    32.6%    28.7%

   The Company's revenues normally fluctuate as a result of seasonal variations in its business, principally in its total student population. Student population varies as a result of new student enrollments and student attrition. Historically, the Company's colleges have had lower student populations in the first fiscal quarter than in the remainder of the year. The Company's expenses, however, do not vary as significantly as student population and revenue. The Company expects quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

   In February 1999, the Company issued and sold 2,700,000 shares of Common Stock at a price of $18.00 per share in its initial public offering ("IPO"). The Company received total net proceeds, after deduction of underwriting discounts, of approximately $45.2 million. Subsequent to the IPO, the Company applied $1.9 million of the proceeds to the expenses of the IPO, repaid $22.6 million of senior indebtedness, including a prepayment penalty of $2.6 million, repaid $5.0 million of subordinated indebtedness, repaid $3.0 million of outstanding credit facility borrowings, redeemed $2.2 million in redeemable preferred stock including accumulated dividends thereon, and paid accumulated dividends of $0.5 million on convertible preferred stock. The remaining $10.0 million of proceeds are available for general corporate purposes.

   In February 1999, the Company recorded a $2.0 million extraordinary loss, net of tax benefit of $1.5 million, resulting from the prepayment penalty and the write-off of deferred loan fees associated with the early extinguishment of the indebtedness mentioned above. Also in February 1999, the Company received $187,312 from five executive officers of the Company as full payment for notes receivable from such executive officers, plus the accumulated interest thereon.

   Concurrent with the consummation of the IPO, the Company entered into a $10.0 million credit facility with Union Bank of California (the "Credit Facility"). The Credit Facility is a one-year, secured revolving credit facility, bears interest at LIBOR plus 200 basis points and includes a non-usage fee of 1/8% per year on the unused portion. At maturity, any Acquisition Advances (as defined in the Credit Facility) will convert to a three year fully amortizing term loan. Under the Credit Facility, the Company will be required to maintain certain financial and other covenants. Borrowings under the Credit Facility will be secured by substantially all personal property of the Company. At June 30, 1999 the Company had no outstanding borrowings under this credit facility.

   Cash provided by operating activities totaled $5.8 million in the fiscal 1999 compared to $3.4 million used in operating activities in fiscal 1998. The Company had $19.1 million of working capital as of June 30, 1999 compared to $0.6 million of working capital as of June 30, 1998. The increase in working capital was due primarily to the receipt of proceeds from the IPO and favorable operating results during the period, partially offset by debt repayment, redemption of preferred stock, and payment of preferred stock dividends. Included in working capital as of June 30, 1998 and June 30, 1999 is $760,000 and $10,000, respectively, of restricted cash. At June 30, 1998, $750,000 of the restricted cash secured a letter of credit to the U.S. Department of Education. Subsequent to the Offering in February 1999 the bank which provided the letter of credit released the restricted funds to the Company.

   Capital expenditures increased from $1.9 million in fiscal 1998 to $2.8 million in fiscal 1999. The increase was due to continued upgrading of school equipment and facilities, purchases of additional equipment to accommodate the increasing student population, and the opening of two new branch campuses. Capital expenditures are expected to continue to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment and add new campuses.

   The Company believes that the cash flow from operations, supplemented from time to time by borrowings from the revolving credit facility with Union Bank of California, will provide adequate funds for ongoing operations, planned routine capital expenditures, planned expansion to new locations and debt service during the term of the revolving credit agreement. As a result of repayment of indebtedness subsequent to the IPO, the Company expects interest expense to be lower and have a lesser impact on net income in comparison to periods prior to the IPO.

   The Company leases all of its facilities except five. The Company expects that future commitments on existing leases will be paid from cash flow from operations.

Year 2000 Compliance

   Introduction. In 1997, the Company began the process of identifying necessary changes to its computer programs and hardware and assessing the progress of its significant vendors in their remediation efforts to address the Year 2000 computer problem. The discussion below details the Company's efforts to ensure Year 2000 compliance.

   State of Readiness. The Company identified and evaluated the readiness of its internal and third party information technology and non-information technology systems which, if not Year 2000 compliant, could have a direct major impact to the Company. This evaluation identified the following initial areas of concern: (i) the Company's accounting and financial reporting system, (ii) the Company's proprietary student database system (Schools Automation System or "SAS"), (iii) the systems of third party vendors which process student financial aid applications and loans for the Company, and (iv) the DOE's systems for processing and disbursing student financial aid.

   The Company's accounting and financial reporting system has been upgraded with the provider's latest release which is certified to be Year 2000 compliant. The Company's SAS system was not initially compliant and a project plan was developed to bring this system into compliance. The remediation project is now essentially complete and the Company expects the system to be fully tested by the end of the first quarter of fiscal 2000.

   The Company also assessed the state of readiness of its major servers and shared hardware devices and determined that its hardware systems are either already Year 2000 compliant or can be made so through upgrades of operating system software. The majority of required changes have been made and, where necessary, additional upgrades will be completed by the end of the first quarter of fiscal 2000.

   Based on its assessment and its vendors' representations, the Company believes that the systems of its significant third party vendors which provide student financial aid and loan processing are already Year 2000 compliant.

   The Company is highly dependent on student funding provided through Title IV programs. Processing of student applications for this funding and actual disbursement of a significant portion of these funds are accomplished through the DOE's computer systems. According to the DOE, their systems have now been renovated, independently validated and verified, and certified to be Year 2000 compliant. However, the Company is not able to independently verify the DOE's assertions, and any significant problems in the DOE's systems could result in interruption of funding for the Company's students and have a material adverse impact on the Company, its business and results of operations.

   Year 2000 Costs. The Company estimates that it will not incur material expenses to complete its remediation process in the first half of fiscal 2000. These efforts have been, and are expected to continue to be, funded through cash from operations. The Year 2000 compliance project has not resulted in the deferral of any significant information systems initiatives by the Company.

   Risks from Year 2000 Issues. The Company believes the greatest Year 2000 compliance risk, in terms of magnitude of risk, is that the DOE's systems experience a failure, despite its public pronouncement that its systems are now Year 2000 compliant, and Title IV funding for the Company's students could be interrupted for a period of time. Other than public comments provided by the DOE, the Company is unable to predict the likelihood of this risk occurring. Any significant interruption of this funding could have a material adverse effect on the Company's results of operations, liquidity or financial condition. As mentioned earlier, the Company is dependent upon DOE assertions as to the completion of their remediation efforts. As of the date of this Annual Report, the latest public pronouncement by the DOE indicated its remediation work was completed and implemented prior to the end of March 1999.

   Contingency Plans. At this time, the Company believes its system are materially Year 2000 compliant and is satisfied that its significant vendors are already compliant. As such, the Company has not developed any specific contingency plans to address an unforeseen Year 2000 computer failure. Based on the DOE's assertion that it is Year 2000 compliant, the Company also has not developed a contingency plan to deal with a failure of the DOE's systems because of the Year 2000 problem.

Inflation

   The Company does not believe its operations have been materially affected by inflation.

New Accounting Pronouncements

   For fiscal 2000, the Company will be required to adopt Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" and SOP No. 98-5, "Reporting on the Costs of Start-Up Activities". For fiscal 2001, the Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoptions of SOP 98-1, SOP No. 98-5, and SFAS No. 133 are not expected to have a material impact on the Company's presentation of financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Subsequent to the Company's public offering, and the application of the proceeds therefrom (including repayment of certain debt), the only assets or liabilities of the Company which are subject to risks from interest rate changes are (i) the mortgage debt of the Company in the aggregate amount of $3.5 million, (ii) notes receivable from students for the aggregate amount of $7.1 million, and (iii) marketable investments with original maturity dates of less than eight months of $14.5 million, all June 30, 1999. The mortgage debt of the Company, the student notes receivable, and the marketable investments are all at fixed interest rates. The Company does not believe it is subject to material risks from reasonably possible near-term changes in market interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Corinthian Colleges, Inc.:

   We have audited the accompanying consolidated balance sheets of CORINTHIAN COLLEGES, INC. (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corinthian Colleges, Inc. and subsidiaries, as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Orange County, California
August 20, 1999

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                  June 30,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................... $ 2,402  $ 1,787
  Restricted cash.............................................     760       10
  Marketable investments......................................     --    14,501
  Accounts receivable, net of allowance for doubtful accounts of $3,519 and $3,258 at June 30, 1998 and 1999, respective-
   ly.........................................................  10,077   11,385
  Student notes receivable, net of allowance for doubtful ac-
   counts of $457 and $463 at June 30, 1998 and 1999, respec-
   tively.....................................................   1,776    1,959
  Deferred income taxes.......................................   2,396    1,901
  Prepaid expenses and other current assets...................   3,126    4,037
                                                               -------  -------
    Total current assets......................................  20,537   35,580
PROPERTY AND EQUIPMENT, net...................................  10,332   10,981
OTHER ASSETS:
  Intangibles, net of accumulated amortization of $2,010 and
   $3,110 at June 30, 1998 and 1999, respectively.............  22,719   21,218
  Student notes receivable, net of allowance for doubtful
   accounts of $1,829 and $1,435 at June 30, 1998 and 1999,
   respectively...............................................   4,408    5,175
  Deposits and other assets...................................   1,909      903
                                                               -------  -------
    TOTAL ASSETS.............................................. $59,905  $73,857
                                                               =======  =======
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable............................................ $ 4,727  $ 4,828
  Accrued compensation and related liabilities................   3,704    5,749
  Accrued expenses............................................     880      618
  Accrued interest............................................   1,295       34
  Income tax payable..........................................   1,739    1,848
  Prepaid tuition.............................................   2,952    3,257
  Current portion of long-term debt...........................   4,634      138
                                                               -------  -------
    Total current liabilities.................................  19,931   16,472
                                                               -------  -------
LONG-TERM DEBT, net of current portion........................  31,535    3,396
                                                               -------  -------
DEFERRED INCOME TAXES.........................................     121      453
                                                               -------  -------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK....................................   2,167      --
                                                               -------  -------
CONVERTIBLE PREFERRED STOCK...................................   5,174      --
                                                               -------  -------
STOCKHOLDERS' EQUITY:
  Common Stock, $0.0001 par value:
    Common Stock, 40,000 shares authorized, 4,924 shares and
     9,169 shares issued and outstanding at June 30, 1998 and
     1999, respectively.......................................       1        1
    Nonvoting Common Stock, 2,500 shares authorized, 1,415 and
     1,777 shares issued and outstanding at June 30, 1998 and
     1999, respectively.......................................     --       --
    Additional paid-in capital................................   1,374   49,609
  Notes receivable for stock..................................    (187)     --
  Retained earnings (accumulated deficit).....................    (211)   3,926
                                                               -------  -------
    Total stockholders' equity................................     977   53,536
                                                               -------  -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................ $59,905  $73,857
                                                               =======  =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                     Years Ended June 30,
                                                 ------------------------------
                                                   1997      1998       1999
                                                 --------  ---------  ---------
NET REVENUES...................................  $ 77,201  $ 106,486  $ 132,972
                                                 --------  ---------  ---------
OPERATING EXPENSES:
  Educational services (including a provision
   for bad debt expense of $3,554, $5,963 and
   $7,673 for the years ended June 30, 1997,
   1998 and 1999, respectively)................    50,568     65,927     76,425
  General and administrative...................     8,101     10,777     13,961
  Marketing and advertising....................    19,000     24,268     29,702
                                                 --------  ---------  ---------
    Total operating expenses...................    77,669    100,972    120,088
                                                 --------  ---------  ---------
    Income (loss) from operations..............      (468)     5,514     12,884
INTEREST EXPENSE, net..........................     2,524      3,305      1,678
                                                 --------  ---------  ---------
    Income (loss) before provision (benefit)
     for income taxes and extraordinary loss...    (2,992)     2,209     11,206
PROVISION (BENEFIT) FOR INCOME TAXES...........    (1,107)       988      4,703
                                                 --------  ---------  ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS........    (1,885)     1,221      6,503
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF
 DEBT (net of tax benefit of $1,518)...........       --         --       2,011
                                                 --------  ---------  ---------
NET INCOME (LOSS)..............................  $ (1,885) $   1,221  $   4,492
                                                 ========  =========  =========
INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
 Income (loss) before extraordinary loss.......  $ (1,885) $   1,221  $   6,503
 Less preferred stock dividends................      (118)      (365)      (355)
                                                 --------  ---------  ---------
  Income (loss) before extraordinary loss
   attributable to common stockholders.........    (2,003)       856      6,148
 Extraordinary loss............................       --         --      (2,011)
                                                 --------  ---------  ---------
  Net income (loss) attributable to common
   stockholders................................  $ (2,003) $     856  $   4,137
                                                 ========  =========  =========
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
 Basic--
  Income (loss) before extraordinary loss......  $  (0.41) $    0.16  $    0.85
  Extraordinary loss...........................       --         --       (0.28)
                                                 --------  ---------  ---------
    Net income (loss)..........................  $  (0.41) $    0.16  $    0.57
                                                 ========  =========  =========
 Diluted--
  Income (loss) before extraordinary loss......  $  (0.41) $    0.12  $    0.72
  Extraordinary loss...........................       --         --       (0.24)
                                                 --------  ---------  ---------
    Net income (loss)..........................  $  (0.41) $    0.12  $    0.48
                                                 ========  =========  =========
Weighted average number of common shares
 outstanding:
  Basic........................................     4,896      5,236      7,266
                                                 ========  =========  =========
  Diluted......................................     4,896      7,125      8,549
                                                 ========  =========  =========

 The accompanying notes are an integral part of these consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                            Common    Nonvoting Common
                            Stock          Stock                                  Retained
                         ------------ ----------------    Additional              Earnings       Total
                                 Par               Par     Paid-in     Notes    (Accumulated Stockholders'
                         Shares Value  Shares     Value    Capital   Receivable   Deficit)      Equity
                         ------ ----- --------   -------  ---------- ---------- ------------ -------------
Balance at June 30,
 1996................... 4,869   $ 1     1,195   $   --    $ 1,374     $(187)      $  936       $ 2,124
  Exercise of warrants
   for Common Stock.....    55   --        --        --        --        --           --            --
  Exercise of warrants
   for Nonvoting Common
   Stock................   --    --        220       --        --        --           --            --
  Redeemable Preferred
   Stock dividend
   accrual..............   --    --        --        --        --        --          (118)         (118)
  Net loss..............   --    --        --        --        --        --        (1,885)       (1,885)
                         -----   ---  --------   -------   -------     -----       ------       -------
Balance at June 30,
 1997................... 4,924     1     1,415       --      1,374      (187)      (1,067)          121
  Redeemable Preferred
   Stock dividend
   accrual..............   --    --        --        --        --        --          (125)         (125)
  Convertible Preferred
   Stock dividend
   accrual..............   --    --        --        --        --        --          (240)         (240)
  Net income............   --    --        --        --        --        --         1,221         1,221
                         -----   ---  --------   -------   -------     -----       ------       -------
Balance at June 30,
 1998................... 4,924     1     1,415       --      1,374      (187)        (211)          977
  Redeemable Preferred
   Stock dividend
   accrual..............   --    --        --        --        --        --           (85)          (85)
  Convertible Preferred
   Stock dividend
   accrual..............   --    --        --        --        --        --          (270)         (270)
  Conversion of
   Convertible Preferred
   Stock to Common Stock
   and Nonvoting Common
   Stock................   388   --        388       --      4,934       --           --          4,934
  Conversion of
   Nonvoting Common
   Stock to Common
   Stock................   827   --       (827)      --        --        --           --            --
  Exercise of warrants
   for Common Stock and
   Nonvoting Common
   Stock................   330   --        201       --        --        --           --            --
  Issuance of Common
   Stock from initial
   public offering...... 2,700   --        --        --     43,301       --           --         43,301
  Proceeds from notes
   receivable for
   stock................   --    --        --        --        --        187          --            187
  Net income............   --    --        --        --        --        --         4,492         4,492
                         -----   ---  --------   -------   -------     -----       ------       -------
Balance at June 30,
 1999................... 9,169   $ 1     1,177   $   --    $49,609     $ --        $3,926       $53,536
                         =====   ===  ========   =======   =======     =====       ======       =======

 The accompanying notes are an integral part of these consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                      Years Ended June 30,
                                                    ---------------------------
                                                      1997     1998      1999
                                                    --------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)................................  $ (1,885) $ 1,221  $  4,492
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in)
  operating activities--
  Depreciation and amortization...................     2,070    3,051     3,445
  Deferred income taxes...........................    (1,049)  (1,083)      827
  Write-off of deferred financing costs...........       --       --        911
  Changes in assets and liabilities, net of
   effects from acquisitions:
    Accounts receivable...........................    (1,505)    (820)   (1,308)
    Student notes receivable......................      (476)  (3,966)     (950)
    Income tax refund receivable..................       551      195       --
    Prepaid expenses and other assets.............       176   (2,184)   (2,660)
    Accounts payable..............................     2,859     (420)      101
    Accrued expenses..............................     2,085    1,207       522
    Income tax payable............................       --     1,739       109
    Prepaid tuition...............................    (1,831)  (2,313)      305
                                                    --------  -------  --------
  Net cash provided by (used in) operating
   activities.....................................       995   (3,373)    5,794
                                                    --------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of schools and colleges, net of cash
  acquired........................................   (24,227)     --        --
 Change in restricted cash........................      (810)     250       750
 Capital expenditures.............................    (5,936)  (1,926)   (2,790)
 Phillips College acquisition purchase price
  adjustment......................................       --       --        401
 Increase in marketable investments...............       --       --    (14,501)
                                                    --------  -------  --------
  Net cash used in investing activities...........   (30,973)  (1,676)  (16,140)
                                                    --------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of convertible preferred
  stock...........................................       --     4,934       --
 Increase in deferred financing costs.............      (963)    (182)     (256)
 Borrowings under long-term debt..................    36,252    3,000     3,200
 Principal repayments on long-term debt...........    (4,314)  (3,122)  (35,835)
 Proceeds from initial public offering............       --       --     45,198
 Payment of redeemable preferred stock and accrued
  dividends.......................................       --       --     (2,253)
 Payment of convertible preferred stock
  dividends.......................................       --       --       (510)
 Proceeds from notes receivable for stock.........       --       --        187
                                                    --------  -------  --------
  Net cash provided by financing activities.......    30,975    4,630     9,731
                                                    --------  -------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS......................................       997     (419)     (615)
CASH AND CASH EQUIVALENTS, beginning of year......     1,824    2,821     2,402
                                                    --------  -------  --------
CASH AND CASH EQUIVALENTS, end of year............  $  2,821  $ 2,402  $  1,787
                                                    ========  =======  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Income taxes....................................  $    --   $   334  $  2,666
                                                    ========  =======  ========
  Interest........................................  $  1,755  $ 3,192  $  3,673
                                                    ========  =======  ========
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND
 FINANCING ACTIVITIES:
  Preferred stock dividend accrual................  $    118  $   365  $    355
                                                    ========  =======  ========
  Acquisitions of various schools and colleges--
  Fair value of assets acquired...................  $ 31,147  $   --   $    --
  Net cash used in acquisitions...................   (24,227)     --        --
                                                    --------  -------  --------
   Liabilities assumed or incurred................  $  6,920  $   --   $    --
                                                    ========  =======  ========

 The accompanying notes are an integral part of these consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

 Description of the Business

   Corinthian Colleges, Inc. (the "Company"), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization. Prior to October 1996, the Company operated under the name of its predecessor, Corinthian Schools, Inc.

   The Company's primary business is the operation of degree-granting and diploma-granting private, for-profit post-secondary schools devoted to career program training primarily in the medical, technical and business fields. The Company operates 37 colleges located in 16 states: Virginia, West Virginia, Texas, Michigan, Massachusetts, Louisiana, California, Oregon, Colorado, Nevada, Utah, Missouri, Pennsylvania, New York, Washington and Florida. Revenues generated from these schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"). For further discussion see Concentration of Risk below and
Note 12--Governmental Regulation.

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Corinthian Colleges, Inc. and each of its wholly owned subsidiaries. All intercompany activity has been eliminated in consolidation.

 Financial Statement Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from estimated amounts.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Marketable Investments

   Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting For Certain Debt and Equity Securities" requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

   Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At June 30, 1999, the unrealized loss on available-for-sale securities was immaterial.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

 Restricted Cash

   Restricted cash primarily consists of amounts to secure a letter of credit in favor of the U.S. Department of Education ("DOE").

 Revenue Recognition

   Revenues consist primarily of tuition derived from courses taught in the Company's career colleges. Tuition revenues are recognized on a straight-line basis over the term of the applicable course. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10 percent of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

 Educational Services

   Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related, occupancy and supplies costs, as well as amortization of goodwill.

 Marketing and Advertising

   Marketing and advertising consists primarily of payroll and payroll related, direct-response and other advertising, promotional materials and other related marketing costs. All marketing and advertising costs are expensed as incurred.

 Property and Equipment

   Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

      Furniture and equipment............... 7 years
      Computer hardware and software........ 3-5 years
      Leasehold improvements................ Shorter of 7 years or term of lease
      Buildings............................. 39 years

 Deferred Financing Costs

   Costs incurred in connection with obtaining financing are capitalized and amortized over the maturity period of the debt and are included in deposits and other assets in the accompanying consolidated balance sheets.

 Intangible Assets

   Intangible assets consist of goodwill, trade names and course curriculum. Goodwill represents the excess of cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill is amortized using the straight-line method over 40 years. Course curriculum represents the cost of acquiring such curriculum and is amortized using the straight-line method over 15 years. Trade names represents the cost to acquire and use the names of the colleges acquired and are amortized using the straight line method over 40 years. Amortization of curriculum and tradenames is included in general and administrative expenses in the accompanying consolidated statements of operations. Management evaluates the realizability of intangibles periodically as events or circumstances indicate a possible inability to recover the carrying amount. If such

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

 Fair Value of Financial Instruments

   The carrying value of cash and cash equivalents, restricted cash, marketable investments, receivables and accounts payable approximates the fair value. In addition, the carrying value of all borrowings approximate fair value based on interest rates currently available to the Company.

 Income Taxes

   The Company accounts for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 prescribes the use of the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.

 Stock-Based Compensation

   In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the "disclosure only" alternative allowed under SFAS No. 123.

 Net Income (Loss) Per Common Share

   The Company accounts for net income per common share in accordance with SFAS No. 128 "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." Basic net income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options, common stock warrants and convertible preferred stock, utilizing the treasury stock method.

 New Accounting Pronouncements

   For fiscal 1999, the Company was required to adopt SFAS No. 130, "Reporting Comprehensive Income." The adoption of this pronouncement did not have a material impact on the Company's presentation of financial position or results of operations.

   For fiscal 1999, the Company was required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this pronouncement did not have a material impact on the Company's disclosures.

   For fiscal 2000, the Company will be required to adopt Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" and SOP No. 98-5, "Reporting on the Costs of Start-Up Activities". For fiscal 2001, the Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoptions of SOP No. 98-1, SOP No. 98-5 and SFAS No. 133 are not expected to have a material impact on the Company's presentation of financial position or results of operations.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

 Concentration of Risk

   The Company extends credit for tuition to a majority of the students. A substantial portion is repaid through the student's participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the DOE requirements. Approximately 75 percent, 72 percent and 78 percent of the Company's revenues (on a cash basis) were collected from funds distributed under Title IV Programs of the HEA for the years ended June 30, 1997, 1998 and 1999, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. govern all the government financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination proceeding which could have a material adverse effect to the Company.

   The Company has routinely afforded relatively short-term installment payment plans to many of its students to supplement their federally funded financial aid. During fiscal 1998, the Company expanded the internal loan program to assist students in those colleges that lost access to Federal Family Education Loans ("FFEL") (see Note 12). During fiscal 1999, various schools that had lost access to FFEL were reinstated. While these loans are unsecured, the Company believes it has adequate reserves against these loan balances. However, there can be no assurance that losses will not exceed reserves. Losses in excess of reserves could have a material adverse effect on the Company's business.

NOTE 2--INITIAL PUBLIC OFFERING

   On February 10, 1999 the Company completed an initial public offering ("IPO") of Common Stock. Prior to the IPO, on February 3, 1999 the Company filed with the Delaware Secretary of State its Restated Certificate of Incorporation, which was thereby amended to provide for, among other things,
(i) an increase in the authorized capital stock of the Company to 43,000,000 shares, (ii) a 44.094522 for 1 split of all shares of the Common Stock and Nonvoting Common Stock, and (iii) a change in par value for the Common Stock and Nonvoting Common Stock to $0.0001 per share. All share and per share amounts shown in the accompanying consolidated financial statements have been retroactively adjusted to reflect this increase in authorized shares, stock split and change in par value.

   In connection with the IPO, the Company also caused the conversion of all existing Series 2 Convertible Preferred Stock into 388,334 shares of Nonvoting Common Stock and all existing Series 3 Convertible Preferred Stock into 388,334 shares of Common Stock. The holders of 826,773 shares of Nonvoting Common Stock exercised their contractual rights to exchange all such shares of Nonvoting Common Stock for an equal number of shares of Common Stock. The holders of all outstanding exercisable warrants to purchase Common Stock and Nonvoting Common Stock exercised such warrants for an aggregate of 330,362 shares of Common Stock and 200,005 shares of Nonvoting Common Stock. Concurrent with the IPO, the Company granted an option to purchase 6,000 shares of Common Stock at $18.00 to each of its four directors who are not employees of the Company. The options will vest at the rate of 50 percent on each of the first and second anniversaries of the grant date.

   In the IPO, the Company issued and sold 2,700,000 shares of Common Stock at a price of $18.00 per share. The Company received total net proceeds, after deduction of underwriting discounts, of approximately $45.2 million. Subsequent to the IPO, the Company applied $1.9 million of the proceeds to the expenses of the IPO, repaid $22.6 million of senior indebtedness, including a prepayment penalty of $2.6 million, repaid $5.0 million of subordinated indebtedness, repaid $3.0 million of outstanding credit facility borrowings, redeemed

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

$2.2 million in redeemable preferred stock including accumulated dividends thereon, and paid accumulated dividends of $0.5 million on convertible preferred stock. The remaining $10.0 million of proceeds are available for general corporate purposes.

NOTE 3--DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

   Prepaid expenses and other current assets consist of the following:

                                                                    June 30,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
                                                                   (amounts in
                                                                   thousands)
   Course materials, net......................................... $1,463 $1,288
   Prepaids......................................................  1,227  2,549
   Other current assets..........................................    436    200
                                                                  ------ ------
                                                                  $3,126 $4,037
                                                                  ====== ======

   Property and equipment consist of the following:

                                                                  June 30,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                                 (amounts in
                                                                 thousands)
   Furniture and equipment.................................... $ 6,462  $ 8,231
   Computer hardware and software.............................   2,956    3,504
   Leasehold improvements.....................................     980    1,453
   Land.......................................................   2,249    2,249
   Buildings..................................................   1,178    1,178
                                                               -------  -------
                                                                13,825   16,615
   Less--accumulated depreciation and amortization............  (3,493)  (5,634)
                                                               -------  -------
                                                               $10,332  $10,981
                                                               =======  =======

   Depreciation and amortization expense associated with property and equipment was $1,199,000, $1,778,000 and $2,141,000 for the years ended June 30, 1997,
1998 and 1999, respectively.

   Intangible assets consist of the following:

                                                                  June 30,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                                 (amounts in
                                                                 thousands)
   Goodwill................................................... $ 8,285  $ 7,884
   Curriculum.................................................  11,405   11,405
   Trade names................................................   5,039    5,039
                                                               -------  -------
                                                                24,729   24,328
   Less--accumulated amortization.............................  (2,010)  (3,110)
                                                               -------  -------
                                                               $22,719  $21,218
                                                               =======  =======

   Amortization expense associated with intangibles was $763,000, $1,120,000 and $1,100,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTE 4--STUDENT NOTES RECEIVABLE

   Student notes receivable represent loans which have maturity dates of 6 months to 84 months from the loan origination date. The interest charged on the notes ranges from 8.25 to 15.00 percent per annum.

   The following reflects on analysis of student notes receivable at June 30, 1999:

                                                    Net     Allowance   Gross
                                                  Student      for     Student
                                                   Notes    Doubtful    Notes
                                                 Receivable Accounts  Receivable
                                                 ---------- --------- ----------
                                                     (amounts in thousands)
   Current......................................   $1,959     $ 463    $ 2,422
   Long-term....................................    5,175     1,435      6,610
   Add-unearned portion.........................                         2,826
   Add-unrecorded interest......................                         3,219
                                                                       -------
     Total......................................                       $15,077
                                                                       =======

   Payments due under student notes receivable are as follows:

      Years Ending June 30,                                          (amounts in
      ---------------------                                          thousands)
        2000........................................................   $ 5,603
        2001........................................................     3,000
        2002........................................................     2,252
        2003........................................................     1,535
        2004........................................................     1,351
        Thereafter..................................................     1,336
                                                                       -------
          Total.....................................................   $15,077
                                                                       =======

NOTE 5--BUSINESS ACQUISITIONS

   In the first quarter of fiscal 1997, the Company entered into asset purchase agreements with Repose, Inc. and Concorde Career Colleges, Inc. to purchase certain assets and assume certain liabilities of the Bryman Colleges, in Bellevue, Washington and San Jose, California for $600,000 in cash. The colleges currently offer career training in the medical and technical fields. Subsequent to the acquisition, the Bellevue location moved to Sea Tac, Washington.

   In the second quarter of fiscal 1997, the Company entered into an asset purchase agreement with Phillips Colleges, Inc. ("Phillips") to purchase certain assets and assume certain liabilities of 17 colleges currently operating under the names of Rhodes Colleges, Inc., and Florida Metropolitan University, Inc., for $6.0 million in cash. Additionally, the Company entered into a separate transaction with Phillips to purchase certain curriculum and trade names. The cost to purchase the curriculum, trade names and other intangibles was approximately $17.6 million.

 Accounting for Acquisitions

   All acquisitions have been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the dates of the acquisitions. The results of operations of each acquisition are included in the consolidated results of the Company beginning on the effective dates of the acquisitions.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTE 6--LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                   June 30,
                                                                ---------------
                                                                 1998     1999
                                                                -------  ------
                                                                 (amounts in
                                                                  thousands)
   Senior Secured Notes, as amended, due October 2004, with
    interest at 11.02 percent per annum payable quarterly in
    January, April, July and October of each year beginning
    January 1997..............................................  $22,500  $  --
   Senior Secured Revolving Note, as amended due October 2000, with interest at the lenders' LIBOR rate, as defined, plus
    3.50 percent..............................................    5,000     --
   Subordinated Notes, as amended, due October 2005, interest
    at 12.00 percent per annum payable quarterly..............    5,000     --
   Promissory note due April 2007, with interest at 10.95
    percent per annum, secured by certain land and
    improvements..............................................    3,646   3,528
   Other......................................................       23       6
                                                                -------  ------
                                                                 36,169   3,534
   Less--current portion......................................   (4,634)   (138)
                                                                -------  ------
                                                                $31,535  $3,396
                                                                =======  ======

   As discussed in Note 2, the Company used a portion of the IPO proceeds to pay the outstanding balances of the Senior Secured Notes, the Senior Secured Revolving Note and the Subordinated Notes. During 1999, the Company entered into a $10.0 million credit facility with Union Bank of California (the "Credit Facility"). The Credit Facility is a one-year, secured revolving credit facility, bears interest at LIBOR plus 200 basis points and includes a non-usage fee of 1/8% per year on the unused portion. At maturity, any Acquisition Advances (as defined in the Credit Facility) will convert to a three year fully amortizing term loan. Under the Credit Facility, the Company will be required to maintain certain financial and other covenants. Borrowings under the Credit Facility will be secured by substantially all personal property of the Company. At June 30, 1999, there were no outstanding borrowings under the Credit Facility.

   Principal payments due under the long-term debt arrangements discussed above are as follows:

      Years Ending June 30,                                          (amounts in
      ---------------------                                          thousands)
        2000........................................................   $  138
        2001........................................................      148
        2002........................................................      164
        2003........................................................      184
        2004........................................................      203
        Thereafter..................................................    2,697
                                                                       ------
                                                                       $3,534
                                                                       ======

NOTE 7--PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

   The Company is authorized to issue 500,000 shares of preferred stock. Preferred stock outstanding at June 30, 1998 consisted of Series 1 Preferred Stock, $1.00 par value ("Redeemable Preferred Stock"), Series 2 Preferred Stock, $1.00 par value ("Series 2 Convertible Preferred Stock") and Series 3 Preferred Stock, $1.00 par value ("Series 3 Convertible Preferred Stock").

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

 Redeemable Preferred Stock

   There were 18,125 shares of Redeemable Preferred Stock issued and outstanding at June 30, 1998. The Redeemable Preferred stockholders were entitled to dividends that accrued daily at 6 percent per annum until June 30, 2002 and 12 percent thereafter. These shares had a defined liquidation value of $100 per share plus all accrued and unpaid dividends. Accrued dividends on the Redeemable Preferred Stock at June 30, 1998 were $354,558 and are included in Redeemable Preferred Stock in the accompanying consolidated balance sheets. Upon the completion of a Qualified Initial Public Offering, as defined, or based on other qualifying events, the holders were permitted to require the shares to be redeemed. As discussed in Note 2, the Company redeemed the Redeemable Preferred Stock including accumulated dividends thereon in connection with the IPO.

 Convertible Preferred Stock

   There were 25,000 shares each of Series 2 and Series 3 Convertible Preferred Stock outstanding at June 30, 1998. The Series 2 and Series 3 Convertible Preferred Stockholders were entitled to dividends that accrued daily at 8 percent per annum. These shares had a defined Liquidation value of $100 per share plus all accrued and unpaid dividends. Accrued dividends on the Convertible Preferred Stock at June 30, 1998 were $240,000, and are included in Convertible Preferred Stock in the accompanying consolidated balance sheets. As discussed in Note 2, the Series 2 and Series 3 Convertible Preferred Stock were converted into Nonvoting Common Stock and Common Stock, respectively, in connection with the IPO.

 Common Stock

   Class A common stock (referred to herein as the "Common Stock") is entitled to one vote per share on all matters. Class B common stock (referred to herein as the "Nonvoting Common Stock") has no voting rights, except the Nonvoting Common Stock together with Common Stock, as one class, has the right to vote on
(i) any merger or consolidation of the Company with or into another company,
(ii) any sale of all or substantially all of the Company's assets and (iii) any amendment to the Company's Certificate of Incorporation.

   In connection with 2,204,726 shares of Common Stock issued on June 30, 1995, the Company entered into various Executive Stock Agreements (the "Agreements"), as amended, with each of its principal executives. Under the terms of these Agreements, the shares of Common Stock acquired by the executives vest over time or based on certain qualifying events as defined. At June 30, 1998, 87.5 percent (1,929,135 shares) were vested. The remaining shares vested concurrent with the Company's IPO in February 1999 (See Note 2).

   On June 30, 1995, the Company also sold 826,773 shares of Nonvoting Common Stock at $0.2268 per share to certain executives. Subject to the Agreements, the executives paid cash of $0.00023 per share, for total consideration of $188, with the remaining balance of $187,312 included in notes receivable for stock on the accompanying consolidated balance sheets. At June 30, 1998 none of these shares were vested. All of these shares vested concurrent with the Company's IPO, and, pursuant to contractual obligations of the Company to the executives, were exchanged for an equal number of shares of Common Stock (See
Note 2).

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

 Warrants

   The following represents a summary of the warrant activity:

                                           Years Ended June 30,
                         --------------------------------------------------------
                                1997               1998               1999
                         ------------------ ------------------ ------------------
                                Wt. Average        Wt. Average        Wt. Average
                         Shares  Ex. Price  Shares  Ex. Price  Shares  Ex. Price
                         ------ ----------- ------ ----------- ------ -----------
                           (amounts in thousands, except Wt. Average Ex. Price)
Outstanding, beginning
 of the year............   276    $0.0007    525     $0.0005     968    $0.0004
Granted.................   525     0.0005    443      0.0002     --         --
Exercised...............  (276)   (0.0007)   --          --     (530)   (0.0002)
Forfeited/expired.......   --         --     --          --     (438)   (0.0005)
                          ----    -------    ---     -------    ----    -------
Outstanding, end of the
 year...................   525    $0.0005    968     $0.0004     --     $   --
                          ====    =======    ===     =======    ====    =======

   The warrants granted during fiscal 1997 were issued to lenders in conjunction with loans made to the Company. No amount was allocated to these warrants because management believes the effect would not be material to the consolidated results of operations. In November 1997, in connection with the amended Senior Credit Agreement, the lenders received additional warrants equivalent to two percent of the Company on a fully diluted basis, exercisable at $0.0002 per share. These warrants were subject to forfeiture by the lenders if the Company attained certain performance criteria, as defined. As a result, management believes the fair value of these warrants is nominal and therefore no amount has been allocated to the warrants. As discussed in Note 2, 330,362 warrants were exercised into Common Stock and 200,005 warrants were exercised into Nonvoting Common Stock during fiscal 1999. The remaining outstanding warrants were forfeited.

 Stock Options

   On April 28, 1998, the Board of Directors adopted the 1998 Performance Award Plan (the "Plan"). Under the Plan, 529,134 options, stock appreciation rights or other common stock based securities may be granted to directors, officers, employees and other eligible persons. On June 30, 1998, the Company granted 121,039 stock options to various officers and employees at an exercise price of $12.47 per share. The options vest 25 percent each year and expire ten years from the date of grant. The exercise price of these options represented the fair value of the Company's common stock as determined by an independent valuation firm. During fiscal 1999, the Company granted 24,000 stock options concurrent with the IPO at the IPO price of $18.00. Accordingly, no compensation expense was recorded for the stock option grants pursuant to APB Opinion No. 25.

   Pursuant to SFAS No. 123, the fair value of each option granted on June 30, 1998 and during fiscal 1999 was $4.01 and $11.16, respectively. The fair value was estimated using the Black-Scholes option pricing model using the following assumptions for fiscal 1998 and 1999, respectively: no dividend yield, nominal factor for volatility and 54 percent, weighted-average risk-free rate of 5.54 percent and 6.00 percent and expected life of seven years. As discussed in Note 1, the Company elected the "disclosure alternative" allowed under SFAS No. 123. Accordingly, the Company is required to disclose pro forma net income over the vesting period of the options. As the initial 121,039 stock options were granted on the last day of the 1988 fiscal year, the pro forma effect for 1998 is immaterial.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   The following is the pro forma effect for fiscal 1999 (amounts in thousands except per share data):

      Net income:
        As reported...................................................... $4,492
        Pro forma........................................................  4,315

      Diluted earnings per share:
        As reported...................................................... $0.48
        Pro forma........................................................  0.46

NOTE 8--WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

   The table below indicates the weighted average number of common share calculations used in computing basic and diluted net income (loss) per common share utilizing the treasury stock method:

                                                                   June 30,
                                                               -----------------
                                                               1997  1998  1999
                                                               ----- ----- -----
                                                                  (amounts in
                                                                  thousands)
   Basic common shares outstanding............................ 4,896 5,236 7,266
   Effects of dilutive securities:
     Warrants.................................................   --    787   584
     Non-vested executive Common Stock........................   --    275   166
     Non-vested executive Nonvoting Common Stock                 --    827   498
   Stock options..............................................   --    --     35
                                                               ----- ----- -----
   Diluted common shares outstanding.......................... 4,896 7,125 8,549
                                                               ===== ===== =====

   For the year ended June 30, 1997, the effect of all common stock warrants and non-vested executive Common and Nonvoting Common Stock was excluded from the computation of diluted loss per common share as the effect of such inclusion would be antidilutive. Additionally, the computation of diluted net income per common share for the year ended June 30, 1998 did not assume the conversion of the Convertible Preferred Stock as it would have been antidilutive.

NOTE 9--INCOME TAXES

   The components of the income tax provisions (benefit) are as follows:

                                                         Years Ended June 30,
                                                        ------------------------
                                                         1997     1998     1999
                                                        -------  -------  ------
                                                        (amounts in thousands)
   Current provision:
     Federal........................................... $  (173) $ 1,562  $3,178
     State.............................................     115      510     698
                                                        -------  -------  ------
                                                            (58)   2,072   3,876
                                                        -------  -------  ------
   Deferred provision:
     Federal...........................................    (807)    (857)    615
     State.............................................    (242)    (227)    212
                                                        -------  -------  ------
                                                         (1,049)  (1,084)    827
                                                        -------  -------  ------
       Total provision (benefit) for income taxes...... $(1,107) $   988  $4,703
                                                        =======  =======  ======

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   Actual income tax provision (benefit) differs from the income tax provision (benefit) computed by applying the U.S. federal statutory tax rate of 34 percent to income (loss) before provision for income taxes as follows:

                                                        Years Ended June 30,
                                                       -----------------------
                                                         1997    1998   1999
                                                       --------  -------------
                                                       (amounts in thousands)
   Provision (benefit) at the statutory rate.......... $ (1,017) $ 751 $ 3,810
   State income tax provision (benefit), net of
    federal benefit...................................     (150)   187     822
   Other..............................................       60     50      71
                                                       --------  ----- -------
                                                        $(1,107) $ 988 $ 4,703
                                                       ========  ===== =======

   The components of the Company's deferred tax asset and liability are as follows:

                                                                    June 30
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
                                                                  (amounts in
                                                                  thousands)
   Current deferred tax asset:
     Accounts receivable allowance for doubtful accounts........ $1,196  $1,108
     Accrued vacation...........................................    374     429
     Accrued bonuses............................................    112     --
     Other accrued liabilities..................................    245     --
     State taxes................................................    469     364
                                                                 ------  ------
       Current deferred tax asset...............................  2,396   1,901
                                                                 ------  ------
   Non-current deferred tax liability:
     Notes receivable allowance for doubtful accounts...........    564     490
     Depreciation...............................................   (303)   (354)
     Amortization...............................................   (382)   (589)
                                                                 ------  ------
       Non-current deferred tax liability.......................   (121)   (453)
                                                                 ------  ------
                                                                 $2,275  $1,448
                                                                 ======  ======

NOTE 10--COMMITMENTS AND CONTINGENCIES

 Leases

   The Company leases most of its operating facilities and various equipment under noncancellable operating leases expiring at various dates through 2017. The facilities leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments.

   Future minimum lease payments under operating leases are as follows:

      Years Ending June 30,                                          (amounts in
      ---------------------                                          thousands)
        2000........................................................   $10,285
        2001........................................................     8,968
        2002........................................................     7,781
        2003........................................................     5,290
        2004........................................................     4,076
        Thereafter..................................................    13,027
                                                                       -------
                                                                       $49,427
                                                                       =======

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   Rent expense for the years ended June 30, 1997, 1998 and 1999 amounted to $7,835,000, $9,078,000 and $10,126,000, respectively, and is reflected in educational services and general and administrative expense in the accompanying consolidated statements of operations.

 Legal Matters

   On August 2, 1999, approximately thirty-six current or former students in the Company's Duff's Business Institute court reporting program filed suit against the Company and certain of its subsidiaries, alleging inadequacies in the Duff's Business Institute court reporting program. All such students have since voluntarily dismissed their suit against the Company and its subsidiaries, without prejudice, and the Company has agreed to engage in non-binding mediation in an attempt to resolve the students' complaints. The Company does not believe that such students have valid legal claims against it and, if the mediation process is unsuccessful, the Company will vigorously defend itself against any lawsuits filed against it.

   The Company is involved in various other legal proceedings which have been routine and in the normal course of business. In the opinion of management, after consultation with legal counsel, neither the resolution of the Duff's Business Institute matter, nor any of these other matters, will have a material adverse impact on the Company's financial position or results of operations.

NOTE 11--EMPLOYEE SAVINGS PLAN

   The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code. All employees with at least one year and 1,000 hours of employment are eligible to participate. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period. Employees previously employed by each of the sellers shall vest in the plan based on total service time. Company contributions to the plan were $244,000, $293,000 and $333,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

NOTE 12--GOVERNMENTAL REGULATION

   The Company and each school is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act ("HEA"), and the regulations promulgated thereunder by DOE subject the schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA ("Title IV Programs").

   To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 1999, management believes all of the Company's schools meet these requirements.

   Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA for an additional five years (the "1998 HEA Reauthorization"). Congress reauthorized all of the Title IV Programs in which the schools participate, generally in the same form and at funding levels no less than for the prior year. Changes made by the 1998 HEA Reauthorization include (i) expanding the adverse effects on schools with high student loan default rates, (ii) increasing from 85 percent to 90 percent the portion a proprietary

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES school's cash basis revenue that may be derived each year from the Title IV Programs, (iii) revising the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from school and (iv) giving the DOE flexibility to continue an institution's Title IV participation without interruption in some circumstances following a change of ownership or control.

   A significant component of Congress' initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rate). An institution whose cohort default rates equal or exceed 25 percent for three consecutive years will no longer be eligible to participate in the FFEL or FDL programs. An institution whose cohort default rate ("CDR") under certain Title IV programs for any federal fiscal year exceeds 40 percent may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the DOE.

   All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution's annual audited financial statements and following a change of ownership of the institution.

   Under new regulations which took effect July 1, 1998, the DOE calculates the institution's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50 percent of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 1999, all of the Company's schools and the Company on a consolidated basis satisfied each of the DOE's standards of financial responsibility.

   As of June 30, 1999, all schools except for four (NIT in Wyoming, Michigan; Bryman College in New Orleans, Louisiana; Bryman College (South) in San Jose, California; and Skadron College in San Bernardino, California) were eligible to receive federal funding, including loan funds. These schools were ineligible for federal loan funds as they exceeded the CDR threshold. NIT in Wyoming, Michigan will be eligible for reinstatement in 1999 and Bryman College in New Orleans, Louisiana, Bryman College (South) in San Jose, California and Skadron College in San Bernardino, California will be eligible for reinstatement in 2000.

   Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties which allege statutory violations, regulatory infractions or common law causes of action. In October 1998, the Inspector General's Office (IG) of the DOE began an examination of the Company's compliance with the 85/15 rule and to review in general the Company's administration of Title IV funds. This examination is part of a broader review conducted by the IG of proprietary institutions' compliance with these requirements. The Company provided all information and documentation requested by the IG. To date, the Company has not received a response from the IG regarding its review. However, the Company believes that its institutions are in compliance with the 85/15 rule and all other federal regulations. The Company believes that it has taken effective steps to monitor compliance with governmental regulations and other legal requirements. However, there can be no assurance that regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1999. Information concerning the Company's executive officers is included in Part I.

ITEM 11. EXECUTIVE COMPENSATION

   Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 18, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 18, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 18, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The following documents are filed as part of this Report:

                                                                           Page
                                                                           ----
   1. Index to Financial Statements

     Report of Independent Public Accountants............................   38
     Consolidated Balance Sheets for the years ending June 30, 1998 and
      1999...............................................................   39
     Consolidated Statements of Operations for the years ending June 30,
      1997, 1998 and 1999................................................   40
     Consolidated Statements of Stockholders' Equity for the years ending
      June 30, 1997, 1998 and 1999.......................................   41
     Consolidated Statements of Cash Flows for the years ended June 30,
      1997, 1998 and 1999................................................   42
     Notes to Consolidated Financial Statements..........................   43

   2. Financial Statement Schedules

     Report of Independent Public Accountants with Respect to Schedule
      II--Valuation and Qualifying Accounts..............................   61
     Schedule II--Valuation and Qualifying Accounts......................   62

    All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require the submission of the schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

  3. Exhibits:

  The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

 (b) Reports on Form 8-K:

   None.

CORINTHIAN COLLEGES, INC

                               INDEX TO EXHIBITS

 Exhibit                                                          Incorporation
 Number  Description of Exhibit                                     Reference
 ------- ----------------------                                   -------------
  3.3+   Restated Articles of Incorporation....................        (b)
  3.4+   Bylaws of the Company.................................        (a)
  4.7+   Promissory Note (Secured) dated April 30, 1997, by
         Corinthian Property Group, Inc. in favor of Banc One
         Capital Partners VI, Ltd..............................        (a)
  4.8+   Senior Secured Note, dated October 17, 1997, in the
         principal amount of $22,500,000 from the Company to
         The Prudential Insurance Company of America...........        (a)
  4.9+   Specimen Common Stock Certificate of the Company......        (b)
 10.12+  Amended and Restated Registration Agreement dated
         October 17, 1996, by and between the Company, Primus
         Capital Fund III Limited Partnership, The Prudential
         Insurance Company of America, Banc One Capital
         Partners II, LLC, Banc One Capital Partners II,
         Limited Partnership, David G. Moore, Paul St. Pierre,
         Frank J. McCord, Dennis L. Devereux and Lloyd W.
         Holland...............................................        (a)
 10.13+  First Amendment to the Amended and Restated
         Registration Agreement dated as of November 24, 1997,
         by and between the Company, Primus Capital Fund III
         Limited Partnership, BOCP II Limited Liability
         Company, Banc One Capital Partners II, LLC, David G.
         Moore, Paul St. Pierre, Frank J. McCord, Dennis L.
         Devereux, Lloyd W. Holland and The Prudential
         Insurance Company of America..........................        (a)
 10.14+  Amended and Restated Executive Stock Agreement, dated
         November 24, 1997, between Corinthian Schools, Inc.
         and Dennis L. Devereux................................        (c)
 10.15+  Amended and Restated Executive Stock Agreement, dated
         November 24, 1997, between Corinthian Schools, Inc.
         and Lloyd W. Holland..................................        (c)
 10.16+  Amended and Restated Executive Stock Agreement, dated
         November 24, 1997, between Corinthian Schools, Inc.
         and Frank J. McCord...................................        (c)
 10.17+  Amended and Restated Executive Stock Agreement, dated
         November 24, 1997, between Corinthian Schools, Inc.
         and David G. Moore....................................        (c)
 10.18+  Amended and Restated Executive Stock Agreement, dated
         November 24, 1997, between Corinthian Schools, Inc.
         and Paul St. Pierre...................................        (c)
 10.28+  Subordinated Note and Warrant Purchase Agreement dated
         October 17, 1996, by and between the Company, Primus
         Capital Fund III Limited Partnership and Banc One
         Capital Partners II, LLC..............................        (a)
 10.29+  Amendment dated November 24, 1997, to the Subordinated
         Note and Warrant Purchase Agreement dated October 17,
         1996, by and between the Company, Primus Capital Fund
         III Limited Partnership and Banc One Capital Partners
         II, LLC...............................................        (a)
 10.35+  Rights Agreement dated October 17, 1996, between the
         Company, Corinthian Schools, Inc., Primus Capital Fund
         III Limited Partnership, BOCP II, Limited Liability
         Company, Banc One Capital Partners II, Limited
         Partnership and David G. Moore, Paul St. Pierre, Frank
         J. McCord, Dennis L. Devereux and Lloyd W. Holland....        (a)
 10.36+  Amendment to the Rights Agreement, dated November 24,
         1997, by and between the Company, Primus Capital Fund
         III Limited Partnership, BOCP II Limited Liability
         Company, Banc One Capital Partners II, LLC, David G.
         Moore, Paul St. Pierre, Frank J. McCord, Dennis L.
         Devereux and Lloyd W. Holland.........................        (a)
 10.42+  Note Purchase and Revolving Credit Agreement dated
         October 17, 1996, by and between the Company and The
         Prudential Insurance Company of America, in the amount
         of $22,500,000........................................        (a)

 Exhibit                                                           Incorporation
 Number  Description of Exhibit                                      Reference
 ------- ----------------------                                    -------------
 10.45+  Loan Agreement dated April 30, 1997, by and between
         Corinthian Property Group, Inc. and Banc One Capital
         Partners VI, Ltd. in the amount of $3,760,000..........        (a)
 10.46+  Limited Guaranty and Indemnity Agreement dated as of
         April 30, 1997, by the Company in favor of Banc One
         Capital Partners VI, Ltd...............................        (a)
 10.47+  Default Waiver and Third Amendment dated October 31,
         1997, under Note Purchase and Revolving Credit
         Agreement dated October 17, 1996, from The Prudential
         Insurance Company of America to the Company............        (a)
 10.48+  Purchase Agreement, dated as of November 7, 1997, by and between the Company, Primus Capital Fund III
         Limited Partnership and Banc One Capital Partners II,
         LLC....................................................        (a)
 10.49+  Stock Subscription Warrant dated November 24, 1997, to purchase Class B Common Stock, issued to Banc One
         Capital Partners II, LLC...............................        (a)
 10.50+  Stock Subscription Warrant dated November 24, 1997, to purchase Class A Common Stock, issued to Primus Capital
         Fund III Limited Partnership...........................        (a)
 10.51+  Stock Subscription Warrant dated November 25, 1997, to purchase Class A Common Stock, issued to The Prudential
         Insurance Company of America...........................        (a)
 10.52+  1998 Performance Award Plan of the Company.............        (a)
 10.53+  Agreement Regarding Registration Rights and Amendment
         to Warrant dated as of January 7, 1999, by and among
         the Company, Primus Capital Fund III Limited
         Partnership, Banc One Capital Partners II, LLC and BOCP
         II, Limited Liability Company, The Prudential Insurance
         Company of America, David G. Moore, Paul St. Pierre,
         Frank J. McCord, Dennis L. Devereux and Lloyd W.
         Holland................................................        (c)
 10.54+  Loan Agreement, dated February 10, 1999 by and between
         Union Bank of California and the Company...............        (d)
 10.55   Promissory Note dated August 31, 1999, by David G.
         Moore in favor of the Company..........................
 10.56   Pledge Agreement dated August 31, 1999, by and between
         David G. Moore and the Company.........................
 10.57   Form of Corinthian Colleges, Inc. 1998 Performance
         Award Plan Incentive Stock Option Agreement for Certain
         Executive Officers of the Company......................
 10.58   Form of Corinthian Colleges, Inc. 1998 Performance
         Award Plan Non Qualified Stock Option Agreement for
         Certain Executive Officers of the Company..............
 21.1+   List of Subsidiaries...................................        (e)
 23.1    Consent of Arthur Andersen LLP.........................
 27.1    Financial Data Schedule................................

--------
+ Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.

(b) Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on January 11, 1999.

(c) Incorporated by reference to the Company's Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on February 1, 1999.

(d) Incorporated by reference to Exhibit 99.1 of the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on March 4, 1999.

(e) Incorporated by reference to Exhibit 1.1 of the Company's Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on February 1, 1999.

                        SIGNATURES AND POWER OF ATTORNEY

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

        /s/ David G. Moore                        /s/ Frank J. McCord
By: _________________________________     By: _________________________________
            David G. Moore                            Frank J. McCord
  President, Chief Executive Officer            Executive Vice President and
   and Director (Principle Executive         Chief Financial Officer(Principle
      Officer) September 27, 1999            Financial and Accounting Officer)
                                                     September 27, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints David G. Moore and Frank
J. McCord, or either of them, as attorneys-in-fact and agents to execute and file with the applicable regulatory authorities any amendment to this report on his or her behalf individually and in each capacity stated below.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ David G. Moore             President, Chief Executive September 27, 1999
______________________________________    Officer and Director
            David G. Moore                (Principal Executive
                                                Officer)

       /s/ Paul St. Pierre              Executive Vice President  September 27, 1999
______________________________________        and Director
           Paul St. Pierre

         /s/ Loyal Wilson                       Director          September 27, 1999
______________________________________
             Loyal Wilson

      /s/ Jack D. Massimino                     Director          September 27, 1999
______________________________________
          Jack D. Massimino

     /s/ Linda Arey Skladany                    Director          September 27, 1999
______________________________________
         Linda Arey Skladany

      /s/ Dr. Carol D'Amico                     Director          September 27, 1999
______________________________________
          Dr. Carol D'Amico


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Corinthian Colleges, Inc.

   We have audited in accordance with generally accepted auditing standards, the financial statements of Corinthian Colleges, Inc. (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated August 20, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Orange County, California
August 20, 1999

                           CORINTHIAN COLLEGES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                                    ---------------------
                         Balance at Charged to Charged to            Balance at
                         Beginning  Costs and    Other                 End of
                          of Year    Expenses   Accounts  Deductions    Year
                         ---------- ---------- ---------- ---------- ----------
                                         (amounts in thousands)
Allowance for doubtful
 accounts
 Accounts receivable:
  Year ended June 30,
   1997.................   $1,586     $3,665     $ 126     $(2,614)    $2,763
  Year ended June 30,
   1998.................    2,763      4,255       --       (3,499)     3,519
  Year ended June 30,
   1999.................    3,519      7,013                (7,274)     3,258
 Student notes
  receivable:
  Year ended June 30,
   1997.................      --        (111)    1,634        (662)       861
  Year ended June 30,
   1998.................      861      1,708       --         (283)     2,286
  Year ended June 30,
   1999.................    2,286        660       --       (1,048)     1,898