Form 10-Q
period 1999-09-30
CORINTHIAN COLLEGES INC
filed 1999-11-10
CIK 1066134

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________to _________

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

Yes   X     No  ____
     ---

At November 10, 1999, 10,345,623 shares of Common Stock and Nonvoting Common Stock of the Registrant were outstanding.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES



                                     INDEX




PART I - FINANCIAL INFORMATION                                                      PAGE NO.
------------------------------                                                      --------
         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets at
                   June 30, 1999 and September 30, 1999.............................     3

                   Condensed Consolidated Statements of Operations for the
                   three months ended September 30, 1998 and 1999...................     4

                   Condensed Consolidated Statements of Cash Flows for the
                   three months ended September 30, 1998 and 1999...................     5

                   Notes to Condensed Consolidated Financial Statements.............     6

         Item 2.   Management's Discussion and Analysis of Financial................     7
                   Condition and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosure about Market Risk........    10

PART II - OTHER INFORMATION
---------------------------


         Item 6.   Exhibits.........................................................    10


SIGNATURES..........................................................................    11
----------

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                         June 30,          September 30,
                                                                                           1999                1999
                                                                                       ----------          -------------
                                                                                                            (Unaudited)
                                  ASSETS
     -----------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents......................................................   $    1,787          $       3,947
     Restricted cash................................................................           10                     10
     Marketable investments.........................................................       14,501                 13,125
     Accounts receivable, net of allowance for doubtful accounts of
        $3,258 and $3,430 at June 30, 1999 and September 30, 1999,
        respectively  ..............................................................       11,385                 15,711
     Student notes receivable, net of allowance for doubtful accounts of
        $463 and $380 at June 30, 1999 and September 30, 1999, respectively.........        1,959                  1,366
     Deferred income taxes..........................................................        1,901                  1,960
     Prepaid expenses and other current assets......................................        4,037                  4,208
                                                                                       ----------          -------------
        Total current assets........................................................       35,580                 40,327
PROPERTY AND EQUIPMENT, net.........................................................       10,981                 10,844

OTHER ASSETS:
     Intangibles, net of accumulated amortization of $3,110 and $3,383 at June 30,
      1999 and September 30, 1999, respectively.....................................       21,218                 20,945
     Student notes receivable, net of allowance for doubtful accounts of
      $1,435 and $1,167 at June 30, 1999 and September 30, 1999, respectively.......        5,175                  4,806
     Deposits and other assets......................................................          903                  1,004
                                                                                       ----------          -------------
         TOTAL ASSETS...............................................................   $   73,857          $      77,926
                                                                                       ==========          =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
     -----------------------------------------------------------------------------
CURRENT LIABILITIES:
     Accounts payable...............................................................   $    4,828          $       4,517
     Accrued compensation and related liabilities...................................        5,749                  5,005
     Accrued expenses...............................................................          618                    929
     Accrued interest...............................................................           34                     32
     Income tax payable.............................................................        1,848                  2,181
     Prepaid tuition................................................................        3,257                  5,254
     Current portion of long-term debt..............................................          138                    139
                                                                                       ----------          -------------
         Total current liabilities..................................................       16,472                 18,057
                                                                                       ----------          -------------
LONG-TERM DEBT, net of current portion..............................................        3,396                  3,361
                                                                                       ----------          -------------
OTHER LONG-TERM LIABILITIES.........................................................            -                      1
                                                                                       ----------          -------------
DEFERRED INCOME TAXES...............................................................          453                    608
                                                                                       ----------          -------------
STOCKHOLDERS' EQUITY:
   Common Stock, $0.0001 par value:
         Common Stock, 40,000 shares authorized, 9,169 shares
          issued and outstanding at June 30, 1999 and September 30, 1999,
          respectively..............................................................            1                      1
         Nonvoting Common Stock, 2,500 shares authorized, 1,177 shares issued
           and outstanding at June 30, 1999 and September 30, 1999 respectively.....            -                      -
        Additional paid-in capital..................................................       49,609                 49,609
        Unrealized loss on marketable investments...................................            -                    (17)
        Retained earnings...........................................................        3,926                  6,306
                                                                                       ----------          -------------
           Total stockholders' equity...............................................       53,536                 55,899
                                                                                       ----------          -------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................   $   73,857          $      77,926
                                                                                       ==========          =============

                            See accompanying notes.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)
                                  (Unaudited)

                                                                  Three Months Ended
                                                                    September  30,
                                                           ---------------------------------
                                                                 1998              1999
                                                           -----------------  --------------
NET REVENUE..............................................           $30,296         $38,644
                                                                    -------         -------
OPERATING EXPENSES:
     Educational services................................            17,978          21,561
     General and administrative..........................             3,289           3,875
     Marketing and advertising...........................             7,636           9,479
                                                                    -------         -------
         Total operating expenses........................            28,903          34,915
                                                                    -------         -------
         Income from operations..........................             1,393           3,729
INTEREST EXPENSE, (INCOME), net..........................               903            (374)
                                                                    -------         -------
         Income before provision for income taxes........               490           4,103
PROVISION FOR INCOME TAXES...............................               195           1,724
                                                                    -------         -------
NET INCOME...............................................           $   295         $ 2,379
                                                                    =======         =======

INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
     Net income..........................................           $   295         $ 2,379
     Less preferred stock dividends......................              (132)              -
                                                                    -------         -------
     Net income attributable to common stockholders......           $   163         $ 2,379
                                                                    =======         =======
INCOME (PER SHARE) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
     Basic...............................................           $  0.03         $  0.23
                                                                    =======         =======
     Diluted.............................................           $  0.02         $  0.23
                                                                    =======         =======
Weighted average number of common shares outstanding:
     Basic...............................................             5,236          10,346
                                                                    =======         =======
     Diluted.............................................             7,327          10,397
                                                                    =======         =======

                            See accompanying notes.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                              Three Months Ended
                                                                                          --------------------------
                                                                                                September  30,
                                                                                          --------------------------
                                                                                           1998               1999
                                                                                          -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................           $   295            $ 2,379
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities--
     Depreciation and amortization.............................................               821                901
     Deferred income taxes.....................................................                -                  96
     Changes in assets and liabilities:
       Accounts receivable.....................................................            (1,250)            (4,326)
       Student notes receivable................................................               (42)               962
       Prepaid expenses and other assets.......................................            (1,508)              (272)
       Accounts payable........................................................               404               (311)
       Accrued expenses........................................................               125               (435)
       Income tax payable......................................................              (910)               333
       Prepaid tuition.........................................................             1,424              1,997
                                                                                          -------            -------
     Net cash provided by (used in) operating activities.......................              (641)             1,324
                                                                                          -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in marketable investments, net.......................................                -               1,376
   Capital expenditures........................................................              (716)              (489)
   Unrealized loss on marketable investments...................................                -                 (17)
                                                                                          -------            -------
     Net cash provided by (used in) investing activities.......................              (716)               870
                                                                                          -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under long-term debt.............................................             1,200                 -
   Principal repayments on long-term debt......................................            (2,032)               (34)
                                                                                          -------            -------
     Net cash used in financing activities.....................................              (832)               (34)
                                                                                          -------            -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................            (2,189)             2,160
CASH AND CASH EQUIVALENTS, beginning of period.................................             2,402              1,787
                                                                                          -------            -------
CASH AND CASH EQUIVALENTS, end of period.......................................           $   213            $ 3,947
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

         The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operation of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Report on Form 10K, as filed with the Securities and Exchange Commission (the "SEC") on September 27, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of results that could be expected for the entire fiscal year.

         The consolidated financial statements as of September 30, 1999 and for the three months then ended are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Marketable Investments

         Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Debt and Equity Securities" requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

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

Note 3 - Weighted Average Number of Common Shares Outstanding

         The table below indicates the weighted average number of common share calculations used in computing basic and diluted net income per common share utilizing the treasury stock method (in thousands):

                                                               Three Months Ended
                                                                  September 30,
                                                               1998         1999
                                                             -------       -------
Basic common shares outstanding......................          5,236        10,346
Effects of dilutive securities:
   Warrants..........................................            968             -
   Non-vested executive Common Stock.................            276             -
   Non-vested executive Nonvoting Common Stock.......            827             -
   Stock options.....................................             20            51
                                                             -------       -------
Diluted common shares outstanding:...................          7,327        10,397
                                                             =======       =======

Note 4 - Post Retirement Benefit Obligation

         The Company has elected to provide certain postretirement benefits to certain key employees. Accordingly, the Company has adopted SFAS No. 106 "Accounting For Postretirement Benefits Other Than Pensions". The adoption of SFAS No. 106 did not have a material effect on the Company's consolidated financial position or results of operations.


Note 5 - Comprehensive Income

         The Company was required to adopt SFAS No. 130 "Reporting Comprehensive Income." The adoption of this pronouncement did not have a material impact on the Company's presentation of financial position or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would," or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company's tuition pricing, and other factors, including those discussed under the heading entitled "Additional Risks Related to the Business" in the Company's Annual Report on Form 10K (File No. 0-25283) and in the other documents periodically filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the aforementioned Report on Form 10K.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Net revenues increased $8.3 million, or 27.6%, from $30.3 million in the first quarter of fiscal 1999 to $38.6 million in the first quarter of fiscal 2000, due primarily to a 14.4% increase in the average student population during the quarter and a 10.5% increase in the average tuition rate per student. At September 30, 1999, the total student population was 17,291, compared with 15,034 at September 30, 1998.

         Educational services expense increased $3.6 million, or 19.9%, from $18.0 million in the first quarter of fiscal 1999 to $21.6 million in the first quarter of fiscal 2000, due primarily to the increase in student population, wage increases for employees, higher bad debt expense resulting from higher revenue, cost of two new locations opened in third quarter of fiscal 1999, and higher rent from certain school relocations to larger upgraded facilities and annual lease escalations. As a percentage of net revenue, educational services expense decreased from 59.3% to 55.8%.

         General and administrative expense increased $0.6 million, or 17.8%, from $3.3 million in the first quarter of fiscal 1999 to $3.9 million in the first quarter of fiscal 2000, primarily as a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees, and
(iii) increased
performance bonus accrual. As a percentage of net revenue, general and administrative expense decreased from 10.9% to 10.0%.

         Marketing and advertising expense increased $1.8 million, or 24.1%, from $7.6 million in the first quarter of fiscal 1999 to $9.5 million in the first quarter of fiscal 2000, primarily as a result of increased advertising expenditures due both to an increase in the quantity of advertisements and general cost inflation for advertising products and increased staff costs resulting from wage increases and additional high school admissions representatives. As a percentage of net revenue, marketing and advertising expense decreased from 25.2% to 24.5%.

         Net interest income was $0.4 million in the first quarter of fiscal 2000 versus net interest expense of $0.9 million in the first quarter of fiscal 1999, or an improvement of $1.3 million, due primarily to the repayment of debt with a portion of the proceeds from the Company's initial public offering in February 1999 and interest income from short-term investments.

         The Company's effective income tax rate increased from 39.8% in the first quarter of fiscal 1999 to 42.0% in the first quarter of fiscal 2000 due to timing impacts.

         Net income increased $2.1 million, or 706.4%, from $0.3 million in the first quarter of fiscal 1999 to $2.4 million in the first quarter of fiscal 2000, due primarily to the factors discussed above.


Tuition Price Increases

         The 10.5% increase in the average tuition rate per student for the quarter ended September 30, 1999, resulted from a combination of (i) tuition price increases averaging approximately 7.0%, (ii) an increase in the percentage of students in higher cost programs, and (iii) the effect of graduation and attrition of students in the degree granting colleges that had fixed tuition contracts significantly below the prevailing rate being charged new students. Under prior ownership, students in these colleges were guaranteed a fixed tuition price for the duration of their programs. Thus, any subsequent tuition price increases applied only to new students. Subsequent to the Company's acquisition of these colleges, the pricing mechanism has been changed so that tuition increases now affect both new students and continuing students. However, the Company honored the fixed price commitment to those students already in school when the Company acquired the colleges. The result is a greater increase in the average tuition rate per student than the actual period to period tuition price increase because of the period to period mix impact of new to "grandfathered" students. The Company expects that the majority of the remaining "grandfathered" students will graduate or discontinue by the end of fiscal 2000. After that time, the Company expects period to period increases in the average tuition rate per student to more closely track the actual tuition price increases implemented period to period. Accordingly, the average tuition rate increases discussed herein are not necessarily indicative of average rate increases that may occur in the future.


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

Liquidity and Capital Resources

         Cash provided by operating activities totaled $1.3 million in the first quarter of fiscal 2000 compared to $0.6 million used in operating activities in the same period of fiscal 1999. The Company had $22.3 million of working capital as of September 30, 1999 compared to $19.1 million of working capital as of June 30, 1999. The increase in working capital was due primarily to favorable operating results during the period.

         Capital expenditures decreased from $0.7 million in the quarter ended September 30, 1998 to $0.5 million in the same period in 1999. The decrease was due to the timing of capital expenditures in fiscal 1999 for the upgrading of school equipment and facilities and purchases of additional equipment to accommodate the increasing student population. Capital expenditures for fiscal 2000 are expected to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment and add new campuses.

         The Company believes that its current working capital and expected cash flow from operations, supplemented from time to time by borrowings from the revolving credit facility with Union Bank of California, will provide adequate funds for ongoing operations, planned routine capital expenditures, planned expansion to new locations and debt service during the term of the revolving credit agreement.

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

         State of Readiness. The Company identified and evaluated the readiness of its internal and third party information technology and non-information technology systems which, if not Year 2000 compliant, could have a direct major impact to the Company. This evaluation identified the following initial areas of concern: (i) the Company's accounting and financial reporting system, (ii) the Company's proprietary student database system (Schools Automation System or "SAS"), (iii) the systems of third party vendors which process student financial aid applications and loans for the Company, and (iv) the Department of Education's (the "DOE's") systems for processing and disbursing student financial aid.

         The Company's accounting and financial reporting system has been upgraded with the provider's latest release which is certified to be Year 2000 compliant. The Company's SAS system was not initially compliant and a project plan was developed to bring this system into compliance. The remediation project is now complete and fully tested.

         The Company also assessed the state of readiness of its major servers and shared hardware devices, and those hardware systems which were not already Year 2000 compliant have been made so through upgrades of operating system software.

         Based on its assessment and its vendors' representations, the Company believes that the systems of its significant third party vendors which provide student financial aid and loan processing are already Year 2000 compliant.

         The Company is highly dependent on student funding provided through Title IV of the Higher Education Act and administered by the DOE. Processing of student applications for this funding and actual disbursement of a significant portion of these funds are accomplished through the DOE's computer systems. According to the DOE, their systems have now been renovated, independently validated and verified, and certified to be Year 2000 compliant. However, the Company is not able to independently verify the DOE's assertions, and any significant problems in the DOE's systems could result in interruption of funding for the Company's students and have a material adverse impact on the Company, its business and results of operations.

         Year 2000 Costs. The Company has completed all expected spending on its Year 2000 remediation projects.

         Risks from Year 2000 Issues. The Company believes the greatest Year 2000 compliance risk, in terms of magnitude of risk, is that the DOE's systems experience a failure, despite its public pronouncement that its systems are now Year 2000 compliant, and Title IV funding for the Company's students could be interrupted for a period of time. Other than public comments provided by the DOE, the Company is unable to predict the likelihood of this risk occurring. Any significant interruption of this funding could have a material adverse effect on the Company's results of operations, liquidity and financial condition. As mentioned earlier, the Company is dependent upon DOE assertions as to the completion of their remediation efforts. As of the date of this Quarterly Report, the latest public pronouncement by the DOE indicated its remediation work was completed and implemented prior to the end of March 1999.

         Contingency Plans. At this time, the Company believes its systems are materially Year 2000 compliant and is satisfied that its significant vendors are already compliant. As such, the Company has not developed any specific contingency plans to address an unforeseen Year 2000 computer failure. Based on the DOE's assertion that it is Year 2000 compliant, the Company also has not developed a contingency plan to deal with a failure of the DOE's systems because of the Year 2000 problem.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The only assets or liabilities of the Company which are subject to risks from interest rate changes are (i) the mortgage debt of the Company in the aggregate amount of $3.5 million, (ii) notes receivable from students for the aggregate amount of $6.2 million, and (iii) marketable investments of $13.1 million, all at September 30, 1999. The mortgage debt of the Company, the student notes receivable, and the marketable investments are all at fixed interest rates. The Company does not believe it is subject to material risks from reasonably possible near-term changes in market interest rates.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

            (a) Exhibits:

                27  Financial Data Schedule.

            (b) Reports on Form 8-K:

                None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORINTHIAN COLLEGES, INC.


                                    /s/ David G. Moore
November 10, 1999                  ----------------------------------------
                                    David G. Moore
                                    President and Chief Executive Officer
                                    (Principle Executive Officer)

                                    /s/ Frank J. McCord
November 10, 1999                  ----------------------------------------
                                    Frank J. McCord
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principle Accounting Officer)