Form 10-Q
period 1999-12-31
CORINTHIAN COLLEGES INC
filed 2000-02-11
CIK 1066134

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from         to

                        Commission file number 0-25283

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At February 10, 2000, 10,345,623 shares of Common Stock and Nonvoting Common Stock of the Registrant were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE
                                                                           NO.
                                                                           ----

                           PART I--FINANCIAL INFORMATION
 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1999 and
         December 31, 1999...............................................    3

         Condensed Consolidated Statements of Operations for the quarter
         and six months ended December 31, 1998 and 1999.................    4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended December 31, 1998 and 1999.........................    5

         Notes to Condensed Consolidated Financial Statements............    6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    7

 Item 3. Quantitative and Qualitative Disclosure about Market Risk.......   11

                            PART II--OTHER INFORMATION

 Item 1. Legal Proceedings...............................................   11

 Item 6. Exhibits........................................................   11

 Signatures...............................................................  12

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                           June 30, December 31,
                                                             1999       1999
                                                           -------- ------------
                                                                    (Unaudited)
                         ASSETS
                         ------
CURRENT ASSETS:
  Cash and cash equivalents..............................  $ 1,787    $ 7,450
  Restricted cash........................................       10         10
  Marketable investments.................................   14,501     15,774
  Accounts receivable, net of allowance for doubtful
   accounts of $3,258 and $3,609 at June 30, 1999 and
   December 31, 1999, respectively.......................   11,385     14,228
  Student notes receivable, net of allowance for doubtful
   accounts of $463 and $407 at June 30, 1999 and
   December 31, 1999, respectively.......................    1,959      1,243
  Deferred income taxes..................................    1,901      2,161
  Prepaid expenses and other current assets..............    4,037      4,269
                                                           -------    -------
     Total current assets................................   35,580     45,135
PROPERTY AND EQUIPMENT, net..............................   10,981     11,653
OTHER ASSETS:
  Intangibles, net of accumulated amortization of $3,110
   and $3,656 at June 30, 1999 and December 31, 1999,
   respectively..........................................   21,218     20,672
  Student notes receivable, net of allowance for doubtful
   accounts of $1,435 and $1,102 at June 30, 1999 and
   December 31, 1999, respectively.......................    5,175      3,448
  Deposits and other assets..............................      903      1,300
                                                           -------    -------
     TOTAL ASSETS........................................  $73,857    $82,208
                                                           =======    =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
  Accounts payable.......................................  $ 4,828    $ 5,092
  Accrued compensation and related liabilities...........    5,749      5,269
  Accrued expenses.......................................      618        947
  Accrued interest.......................................       34         32
  Income tax payable.....................................    1,848      1,997
  Prepaid tuition........................................    3,257      5,002
  Current portion of long-term debt......................      138        139
                                                           -------    -------
   Total current liabilities.............................   16,472     18,478
                                                           -------    -------
LONG-TERM DEBT, net of current portion...................    3,396      3,325
                                                           -------    -------
OTHER LONG-TERM LIABILITIES..............................      --           1
                                                           -------    -------
DEFERRED INCOME TAXES....................................      453        636
                                                           -------    -------
STOCKHOLDERS' EQUITY:
  Common Stock, $0.0001 par value:
   Common Stock, 40,000 shares authorized, 9,169 shares
    issued and outstanding at June 30, 1999 and December
    31, 1999, respectively...............................        1          1
   Nonvoting Common Stock, 2,500 shares authorized, 1,177
    shares issued and outstanding at June 30, 1999 and
    December 31, 1999 respectively.......................      --         --
  Additional paid-in capital.............................   49,609     49,609
  Retained earnings......................................    3,926     10,158
                                                           -------    -------
     Total stockholders' equity..........................   53,536     59,768
                                                           -------    -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $73,857    $82,208
                                                           =======    =======

                            See accompanying notes.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                  (Unaudited)

                                            Three Months       Six Months
                                                Ended             Ended
                                            December 31,      December 31,
                                           ----------------  ----------------
                                            1998     1999     1998     1999
                                           -------  -------  -------  -------
NET REVENUE............................... $32,974  $42,183  $63,270  $80,828
                                           -------  -------  -------  -------
OPERATING EXPENSES:
  Educational services....................  18,711   23,020   36,689   44,581
  General and administrative..............   3,468    4,266    6,758    8,141
  Marketing and advertising...............   7,221    8,681   14,856   18,161
                                           -------  -------  -------  -------
    Total operating expenses..............  29,400   35,967   58,303   70,883
                                           -------  -------  -------  -------
    Income from operations................   3,574    6,216    4,967    9,945

INTEREST EXPENSE, (INCOME), net...........     791     (366)   1,694     (740)
                                           -------  -------  -------  -------
  Income before provision for income
   taxes..................................   2,783    6,582    3,273   10,685
PROVISION FOR INCOME TAXES................   1,265    2,730    1,460    4,454
                                           -------  -------  -------  -------
NET INCOME................................ $ 1,518  $ 3,852  $ 1,813  $ 6,231
                                           =======  =======  =======  =======
INCOME ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Net income.............................. $ 1,518  $ 3,852  $ 1,813  $ 6,231
  Less preferred stock dividends..........    (147)     --      (280)     --
                                           -------  -------  -------  -------
  Net income attributable to common
   stockholders........................... $ 1,371  $ 3,852  $ 1,533  $ 6,231
                                           =======  =======  =======  =======
INCOME (PER SHARE) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Basic................................... $  0.26  $  0.37  $  0.29  $  0.60
                                           =======  =======  =======  =======
  Diluted................................. $  0.19  $  0.37  $  0.21  $  0.60
                                           =======  =======  =======  =======
Weighted average number of common shares
 outstanding:
  Basic...................................   5,236   10,346    5,236   10,346
                                           =======  =======  =======  =======
  Diluted.................................   7,333   10,415    7,333   10,406
                                           =======  =======  =======  =======

                            See accompanying notes.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                  Six Months
                                                                    Ended
                                                                 December 31,
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................. $ 1,813  $ 6,231
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities--
    Depreciation and amortization............................   1,682    1,815
    Deferred income taxes....................................     250      (77)
    Changes in assets and liabilities:
      Accounts receivable....................................  (1,628)  (2,843)
      Student notes receivable...............................    (226)   2,443
      Prepaid expenses and other assets......................    (914)    (640)
      Accounts payable.......................................     918      264
      Accrued expenses.......................................    (474)    (152)
      Income tax payable.....................................     105      149
      Prepaid tuition........................................     129    1,745
                                                              -------  -------
        Net cash provided by operating activities............   1,655    8,935
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Phillips Colleges acquisition purchase price adjustment....     402      --
  Change in marketable investments, net......................     --    (1,273)
  Capital expenditures.......................................  (1,168)  (1,929)
                                                              -------  -------
        Net cash used in investing activities................    (766)  (3,202)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred financing costs.......................    (259)     --
  Borrowings under long-term debt............................   3,200      --
  Principal repayments on long-term debt.....................  (5,765)     (70)
                                                              -------  -------
        Net cash used in financing activities................  (2,824)     (70)
                                                              -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........  (1,935)   5,663
CASH AND CASH EQUIVALENTS, beginning of period...............   2,402    1,787
                                                              -------  -------
CASH AND CASH EQUIVALENTS, end of period..................... $   467  $ 7,450
                                                              =======  =======

                            See accompanying notes.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--The Company and Basis of Presentation

  Corinthian Colleges, Inc. (the "Company") is in the business of operating degree and non-degree granting private, for-profit post-secondary schools devoted to career program training primarily in the medical, technical and business fields.

  The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operation of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on September 27, 1999. The results of operations for the three months and six months ended December 31, 1999 are not necessarily indicative of results that could be expected for the entire fiscal year.

  The consolidated financial statements as of December 31, 1999 and for the three months and six months then ended are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2--Weighted Average Number of Common Shares Outstanding

  The table below indicates the weighted average number of common share calculations used in computing basic and diluted net income per common share utilizing the treasury stock method (in thousands):

                                                      Three Months  Six Months
                                                          Ended        Ended
                                                      December 31, December 31,
                                                      ------------ ------------
                                                      1998   1999  1998   1999
                                                      ----- ------ ----- ------
   Basic common shares outstanding................... 5,236 10,346 5,236 10,346
   Effects of dilutive securities:
     Warrants........................................   968    --    968    --
     Non-vested executive Common Stock...............   275    --    275    --
     Non-vested executive Nonvoting Common Stock.....   827    --    827    --
     Stock options...................................    27     69    27     60
                                                      ----- ------ ----- ------
   Diluted common shares outstanding................. 7,333 10,415 7,333 10,406
                                                      ===== ====== ===== ======

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

Note 3--Post Retirement Benefit Obligation

  The Company has elected to provide certain postretirement benefits to certain key employees. Accordingly, the Company has adopted SFAS No. 106 "Accounting For Postretirement Benefits Other Than Pensions". The adoption of SFAS No. 106 did not have a material effect on the Company's consolidated financial position or results of operations.

Note 4--Governmental Regulation

  In its Report on Form 10-K for the fiscal year ended June 31, 1999, the Company reported that the Inspector General's Office (the "IG") of the U.S. Department of Education (the "DOE") had visited the Company's headquarters to examine the Company's compliance with the 85/15 Rule (now the 90/10 Rule) and to review in general the Company's administration of Title IV funds. The IG has now issued its final audit report to the DOE and has not recommended any action be taken against the Company as a result of its examination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would," or the negatives thereof. Such statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company's tuition pricing, and other factors, including those discussed under the heading entitled "Additional Risks Related to the Business" in the Company's Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the aforementioned Report on Form 10-K.

Results of Operations

 Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

  Net revenues increased $9.2 million, or 27.9%, from $33.0 million in the second quarter of fiscal 1999 to $42.2 million in the second quarter of fiscal 2000, due primarily to a 16.4% increase in the average student population during the quarter and a 9.7% increase in the average tuition rate per student. At December 31, 1999, the total student population was 17,537, compared with 15,073 at December 31, 1998.

  Educational services expense increased $4.3 million, or 23.0%, from $18.7 million in the second quarter of fiscal 1999 to $23.0 million in the second quarter of fiscal 2000, due primarily to the increase in student population, wage increases for employees, higher bad debt expense resulting from higher revenue, the cost of two new locations opened in the third quarter of fiscal 1999, and higher rent from certain school relocations to larger upgraded facilities and annual lease escalations. As a percentage of net revenue, educational services expense decreased from 56.7% to 54.6%.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES


  General and administrative expense increased $0.8 million, or 23.0%, from $3.5 million in the second quarter of fiscal 1999 to $4.3 million in the second quarter of fiscal 2000, primarily as a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees, and (iii) increased performance bonus accrual. As a percentage of net revenue, general and administrative expense decreased from 10.5% to 10.1%.

  Marketing and advertising expense increased $1.5 million, or 20.2%, from $7.2 million in the second quarter of fiscal 1999 to $8.7 million in the second quarter of fiscal 2000, primarily as a result of increased advertising expenditures due both to an increase in the quantity of advertisements and general cost inflation for advertising products and increased staff costs resulting from wage increases and additional admissions representatives. As a percentage of net revenue, marketing and advertising expense decreased from 21.9% to 20.6%.

  Net interest income was $0.4 million in the second quarter of fiscal 2000 versus net interest expense of $0.8 million in the second quarter of fiscal 1999, or an improvement of $1.2 million, due primarily to the repayment of debt with a portion of the proceeds from the Company's initial public offering in February 1999 and interest income from short-term investments.

  The Company's effective income tax rate decreased from 45.5% in the second quarter of fiscal 1999 to 41.5% in the second quarter of fiscal 2000 due to a reduction in the effective rate for state income taxes.

  Net income increased $2.3 million, or 153.8%, from $1.5 million in the second quarter of fiscal 1999 to $3.9 million in the second quarter of fiscal 2000, due primarily to the factors discussed above.

 Six Months Ended December 31, 1999 Compared to Six Months Ended December 31,
1998

  Net revenues increased $17.6 million, or 27.8%, from $63.3 million in the first six months of fiscal 1999 to $80.8 million in the first six months of fiscal 2000, due primarily to a 15.4% increase in the average student population during the six month period and a 10.1% increase in the average tuition rate per student.

  Educational services expense increased $7.9 million, or 21.5%, from $36.7 million in the first six months of fiscal 1999 to $44.6 million in the first six months of fiscal 2000, due primarily to the increase in student population, wage increases for employees, higher bad debt expense resulting from higher revenue, cost of two new locations opened in the third quarter of fiscal 1999, and higher rent from certain school relocations to larger upgraded facilities and annual lease escalations. As a percentage of net revenue, educational services expense decreased from 58.0% to 55.2%.

  General and administrative expense increased $1.4 million, or 20.5%, from $6.8 million in the first six months of fiscal 1999 to $8.1 million in the first six months of fiscal 2000, primarily as a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees, and (iii) increased performance bonus accrual. As a percentage of net revenue, general and administrative expense decreased from 10.7% to 10.1%.

  Marketing and advertising expense increased $3.3 million, or 22.2%, from $14.9 million in the first six months of fiscal 1999 to $18.2 million in the first six months of fiscal 2000, primarily as a result of increased advertising expenditures due both to an increase in the quantity of advertisements and general cost inflation for advertising products and increased staff costs resulting from wage increases and additional admissions representatives. As a percentage of net revenue, marketing and advertising expense decreased from 23.5% to 22.5%.

  Net interest income was $0.7 million in the first six months of fiscal 2000 versus net interest expense of $1.7 million in the first six months of fiscal 1999, or an improvement of $2.4 million, due primarily to the repayment of debt with a portion of the proceeds from the Company's initial public offering in February 1999 and interest income from short-term investments.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

  The Company's effective income tax rate decreased from 44.6% in the first six months of fiscal 1999 to 41.7% in the first six months of fiscal 2000 due to a reduction in the effective rate for state income taxes.

  Net income increased $4.4 million, or 243.7%, from $1.8 million in the first six months of fiscal 1999 to $6.2 million in the first six months of fiscal 2000, due primarily to the factors discussed above.

Tuition Price Increases

  The 9.7% and 10.1% increases in the average tuition rate per student for the quarter and six months ended December 31, 1999, respectively, resulted from a combination of (i) tuition price increases averaging approximately 7.5%, (ii) increase in the percentage of students in higher cost programs, and (iii) the effect of graduation and attrition of students in certain degree-granting colleges that had fixed tuition contracts significantly below the prevailing rate being charged new students. Under prior ownership, students in these colleges were guaranteed a fixed tuition price for the duration of their programs. Thus, any subsequent tuition price increases applied only to new students. Subsequent to the Company's acquisition of these colleges, the pricing mechanism has been changed so that tuition increases now affect both new students and continuing students. However, the Company honored the fixed price commitment to those students already in school when the Company acquired the colleges. The result is a greater increase in the average tuition rate per student than the actual period to period tuition price increase because of the period to period mix impact of new to "grandfathered" students. The Company expects that the majority of the remaining "grandfathered" students will graduate or discontinue by the end of fiscal 2000. After that time, the Company expects period to period increases in the average tuition rate per student to more closely track the actual tuition price increases implemented period to period. Accordingly, the average tuition rate increases discussed herein are not necessarily indicative of average rate increases that may occur in the future.

Seasonality and Other Factors Affecting Quarterly Results

  The Company's revenues normally fluctuate as a result of seasonal variations in its business, principally in its total student population. Student population varies as a result of new student enrollments, graduates and student attrition. The Company's expenses, however, do not vary as significantly as student population and revenue. The Company expects quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results that could be expected for the full fiscal year or for any future period.

Liquidity and Capital Resources

  Cash provided by operating activities totaled $8.9 million in the first six months of fiscal 2000 compared to $1.7 million provided by operating activities in the same period of fiscal 1999. The Company had $26.7 million of working capital as of December 31, 1999 compared to $19.1 million of working capital as of June 30, 1999. The increase in working capital was due primarily to favorable operating results during the period.

  Capital expenditures increased from $1.2 million in the six months ended December 31, 1998 to $1.9 million in the same period in 1999. The increase was due to the upgrading of school equipment and facilities and purchases of additional equipment to accommodate the increasing student population. Capital expenditures for fiscal 2000 are expected to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment and add new campuses.

  The Company believes that it's current working capital and expected cash flow from operations, supplemented from time to time by borrowings from the revolving credit facility with Union Bank of California,

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

will provide adequate funds for ongoing operations, planned routine capital expenditures, planned expansion to new locations and debt service during the term of the revolving credit agreement.

  The Company leases all of its facilities except five. The Company expects that future commitments on existing leases will be paid from cash flow from operations.

Year 2000 Compliance

  The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

  Introduction. Through the first month of the Year 2000, the Company's computer systems appear to be functioning normally and have not experienced any significant issues associated with the Year 2000 problem. In 1997, the Company began the process of identifying necessary changes to its computer programs and hardware and assessing the progress of its significant vendors in their remediation efforts to address the Year 2000 computer problem. The discussion below details the Company's efforts to ensure Year 2000 compliance.

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

  The Company's accounting and financial reporting system was upgraded with the provider's latest release which is certified to be Year 2000 compliant. The Company's SAS system was not initially compliant and a project plan was developed to bring this system into compliance. The remediation project is now complete and fully tested. The Company also assessed the state of readiness of its major servers and shared hardware devices, and those hardware systems which were not already Year 2000 compliant have been made so through upgrades of operating system software.

  Based on its assessment, its vendors' representations, and performance to date, the Company believes that the systems of its significant third party vendors which provide student financial aid and loan processing are Year 2000 compliant.

  The Company is highly dependent on student funding provided through Title IV of the Higher Education Act and administered by the DOE. Processing of student applications for this funding and actual disbursement of a significant portion of these funds are accomplished through the DOE's computer systems. According to the DOE, their systems have now been renovated, independently validated and verified, and certified to be Year 2000 compliant. As of this date, the Company has not experienced any Year 2000 related problems in processing its applications for student funding. However, any significant problems in the DOE's systems could result in interruption of funding for the Company's students and have a material adverse impact on the Company, its business and results of operations.

  Year 2000 Costs. The Company has completed all expected spending on its Year 2000 remediation projects.

  Risks from Year 2000 Issues. The Company believes the greatest Year 2000 compliance risk, in terms of magnitude of risk, is that the DOE's systems experience a failure, despite our experience to date, and Title IV funding for the Company's students could be interrupted for a period of time. Other than public comments provided by the DOE, the Company is unable to predict the likelihood of this risk occurring. Any significant interruption of this funding could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES


  Contingency Plans. At this time, the Company believes its systems are Year 2000 compliant and is satisfied that its significant vendors are also compliant. As such, the Company has not developed any specific contingency plans to address an unforeseen Year 2000 computer failure. Based on the DOE's assertion that it is Year 2000 compliant, and our experience to date, the Company also has not developed a contingency plan to deal with a failure of the DOE's systems because of the Year 2000 problem.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

  The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The only assets or liabilities of the Company which are subject to risks from interest rate changes are (i) the mortgage debt of the Company in the aggregate amount of $3.5 million, (ii) notes receivable from students for the aggregate amount of $4.7 million, and (iii) marketable investments of $15.8 million, all at December 31, 1999. The mortgage debt of the Company, the student notes receivable, and the marketable investments are all at fixed interest rates. The Company does not believe it is subject to material risks from reasonably possible near-term changes in market interest rates.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

  The Company is subject to disputes, claims and litigation in the ordinary course of its business. In its Report on Form 10-K filed for the fiscal year ended June 30, 1999, the Company reported that a group of students in its Duff's Business Institute court reporting program had filed suit against the Company and certain of its subsidiaries. At the time of the Report on Form 10-K, all such students had voluntarily dismissed their suit and the Company had agreed to engage in non-binding mediation in an attempt to resolve the students' complaints.

  During the quarter ended December 31, 1999, the Company settled its disputes with all but two of such students for an amount the Company does not believe to be material. The cost of settling the disputes was expensed during the quarter ended December 31, 1999. The Company does not believe that the disputes with the remaining two students, or any other currently pending legal proceeding against the Company, are likely to result in a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits:

     27  Financial Data Schedule.

  (b) Reports on Form 8-K:

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CORINTHIAN COLLEGES, INC.

                                          /s/ David G. Moore
                                          _____________________________________
February 11, 2000                         David G. Moore
                                          President and Chief Executive
                                           Officer
                                          (Principal Executive Officer)

                                          /s/ Frank J. McCord
                                          _____________________________________
February 11, 2000                         Frank J. McCord
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)