Form 10-Q
period 2000-03-31
CORINTHIAN COLLEGES INC
filed 2000-05-12
CIK 1066134

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ___________

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

  At May 4, 2000, 10,347,253 shares of Common Stock and Nonvoting Common Stock of the Registrant were outstanding.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----

                         PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 1999 and
            March 31, 2000................................................     3

          Condensed Consolidated Statements of Operations for the
            quarter and nine months ended March 31, 1999 and 2000.........     4

          Condensed Consolidated Statements of Cash Flows for the
           nine months ended March 31, 1999 and 2000......................     5

          Notes to Condensed Consolidated Financial Statements............     6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................     7

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.......    11

                          PART II--OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    11

Item 6.   Exhibits........................................................    11

Signatures................................................................    12

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                                         June 30,     March 31,
                                                           1999         2000
                                                         --------    -----------
                                                                     (Unaudited)
                         ASSETS
         ----------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents............................  $ 1,787      $18,084
   Restricted cash......................................       10           10
   Marketable investments...............................   14,501       16,551
   Accounts receivable, net of allowance for
    doubtful accounts of $3,258 and $3,639 at
    June 30, 1999 and March 31, 2000, respectively......   11,385       12,335
   Student notes receivable, net of allowance for
    doubtful accounts of $463 and $319 at June 30,
    1999 and March 31, 2000, respectively...............    1,959          874
   Deferred income taxes................................    1,901        2,161
   Prepaid expenses and other current assets............    4,037        3,355
                                                          -------      -------
       Total current assets.............................   35,580       53,370
PROPERTY AND EQUIPMENT, net.............................   10,981       12,196
OTHER ASSETS:
   Intangibles, net of accumulated amortization of
    $3,110 and $3,930 at June 30, 1999 and March 31,
    2000, respectively..................................   21,218       20,611
   Student notes receivable, net of allowance for
    doubtful accounts of $1,435 and $820 at June 30,
    1999 and March 31, 2000, respectively...............    5,175        2,062
   Deposits and other assets............................      903        1,142
                                                          -------      -------
       TOTAL ASSETS.....................................  $73,857      $89,381
                                                          =======      =======

           LIABILITIES AND STOCKHOLDERS' EQUITY
         ----------------------------------------

CURRENT LIABILITIES:
   Accounts payable.....................................  $ 4,828      $ 4,963
   Accrued compensation and related liabilities.........    5,749        7,850
   Accrued expenses.....................................      618        1,117
   Accrued interest.....................................       34           32
   Income tax payable...................................    1,848        1,623
   Prepaid tuition......................................    3,257        5,301
   Current portion of long-term debt....................      138          143
                                                          -------      -------
     Total current liabilities..........................   16,472       21,029
                                                          -------      -------
LONG-TERM DEBT, net of current portion..................    3,396        3,288
                                                          -------      -------
OTHER LONG-TERM LIABILITIES.............................       --            2
                                                          -------      -------
DEFERRED INCOME TAXES...................................      453          635
                                                          -------      -------
STOCKHOLDERS' EQUITY:
   Common Stock, $0.0001 par value:
     Common Stock, 40,000 shares authorized, 9,169
      and 9,170 shares issued and outstanding at
      June 30, 1999 and March 31, 2000, respectively....        1            1
     Nonvoting Common Stock, 2,500 shares authorized,
      1,177 shares issued and outstanding at June 30,
      1999 and March 31, 2000...........................       --           --
   Additional paid-in capital...........................   49,609       49,609
   Retained earnings....................................    3,926       14,817
                                                          -------      -------
       Total stockholders' equity.......................   53,536       64,427
                                                          -------      -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......  $73,857      $89,381
                                                          =======      =======

                            See accompanying notes.

                   CORINTHIAN COLLEGES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                  (Unaudited)

                                                                Three Months Ended      Nine Months Ended
                                                                     March 31,              March 31,
                                                               --------------------    --------------------
                                                                 1999        2000        1999        2000
                                                               --------    --------    --------    --------
NET REVENUE.................................................    $34,939     $43,874     $98,209    $124,701
                                                                -------     -------     -------    --------
OPERATING EXPENSES:
  Educational services......................................     19,791      22,989      56,480      67,569
  General and administrative................................      3,617       4,129      10,374      12,269
  Marketing and advertising.................................      7,306       9,212      22,163      27,373
                                                                -------     -------     -------    --------
     Total operating expenses...............................     30,714      36,330      89,017     107,211
                                                                -------     -------     -------    --------
     Income from operations.................................      4,225       7,544       9,192      17,490
INTEREST EXPENSE (Income), net..............................        190        (420)      1,884      (1,160)
                                                                -------     -------     -------    --------
     Income before provision for income taxes and
       extraordinary loss...................................      4,035       7,964       7,308      18,650
PROVISION FOR INCOME TAXES..................................      1,683       3,305       3,143       7,759
                                                                -------     -------     -------    --------
INCOME BEFORE EXTRAORDINARY LOSS............................      2,352       4,659       4,165      10,891
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT
  (net of tax benefit of $1,518)............................      2,011           -       2,011           -
                                                                -------     -------     -------    --------
NET INCOME..................................................    $   341     $ 4,659     $ 2,154    $ 10,891
                                                                =======     =======     =======    ========

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Income before extraordinary loss..........................    $ 2,352     $ 4,659     $ 4,165    $ 10,891
  Less preferred stock dividends............................        (75)          -        (355)          -
                                                                -------     -------     -------    --------
    Income before extraordinary loss attributable to
      common stockholders...................................      2,277       4,659       3,810      10,891
  Extraordinary loss........................................     (2,011)          -      (2,011)          -
                                                                -------     -------     -------    --------
    Net income attributable to common stockholders..........    $   266     $ 4,659     $ 1,799    $ 10,891
                                                                =======     =======     =======    ========
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Basic --
    Income before extraordinary loss........................    $  0.27     $  0.45     $  0.61    $   1.05
    Extraordinary loss......................................      (0.24)          -       (0.32)          -
                                                                -------     -------     -------    --------
    Net income..............................................    $  0.03     $  0.45     $  0.29    $   1.05
                                                                =======     =======     =======    ========
  Diluted --
    Income before extraordinary loss........................    $  0.25     $  0.45     $  0.48    $   1.05
    Extraordinary loss......................................      (0.22)          -       (0.25)          -
                                                                -------     -------     -------    --------
       Net income...........................................    $  0.03     $  0.45     $  0.23    $   1.05
                                                                =======     =======     =======    ========
Weighted average number of common shares outstanding
  Basic.....................................................      8,302      10,346       6,243      10,346
                                                                =======     =======     =======    ========
  Diluted...................................................      9,178      10,435       7,940      10,416
                                                                =======     =======     =======    ========

                            See accompanying notes.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                               Nine Months Ended
                                                                   March 31,
                                                               -----------------
                                                                 1999      2000
                                                               --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..................................................  $  2,154  $10,891
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities--
   Depreciation and amortization.............................     2,585    2,753
   Deferred income taxes.....................................       250      (78)
   Write-off of deferred financing costs.....................       913        -
   Changes in assets and liabilities, net of effects from
    purchase of colleges:
     Accounts receivable.....................................    (1,559)    (925)
     Student notes receivable................................       (86)   4,198
     Prepaid expenses and other assets.......................    (3,016)     426
     Accounts payable........................................       (85)     135
     Accrued expenses........................................       (90)   2,598
     Income tax payable......................................      (929)    (225)
     Prepaid tuition.........................................       618    2,031
                                                               --------  -------
   Net cash provided by operating activities.................       755   21,804
                                                               --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Phillips Colleges acquisition purchase price adjustment.....       402        -
 Purchase of Harbor Medical College..........................         -     (246)
 Decrease in restricted cash.................................       750        -
 Increase in marketable investments..........................    (4,459)  (2,050)
 Capital expenditures........................................    (1,931)  (3,107)
                                                               --------  -------
   Net cash used in investing activities.....................    (5,238)  (5,403)
                                                               --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from initial public offering.......................    45,198        -
 Payment of redeemable preferred stock and accrued dividends.    (2,252)       -
 Payment of convertible preferred stock dividends............      (510)       -
 Proceeds from stock subscription receivable.................       187        -
 Increase in deferred financing costs........................      (259)       -
 Borrowings under long-term debt.............................     3,200        -
 Principal repayments on long-term debt......................   (35,799)    (104)
                                                               --------  -------
   Net cash provided by (used in) financing activities.......     9,765     (104)
                                                               --------  -------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................     5,282   16,297
CASH AND CASH EQUIVALENTS, beginning of period...............     2,402    1,787
                                                               --------  -------
CASH AND CASH EQUIVALENTS, end of period.....................  $  7,684  $18,084
                                                               ========  =======

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

  The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operation of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on September 27, 1999. The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of results that could be expected for the entire fiscal year.

  The consolidated financial statements as of March 31, 2000 and for the three months and nine months then ended are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


Note 2--Weighted Average Number of Common Shares Outstanding

  The table below indicates the weighted average number of common share calculations used in computing basic and diluted net income per common share utilizing the treasury stock method (in thousands):

                                                      Three Months        Nine Months
                                                          Ended             Ended
                                                        March 31,          March 31,
                                                    ---------------     --------------
                                                     1999     2000      1999     2000
                                                     -----   ------     -----   ------
  Basic common shares outstanding.................   8,302   10,346     6,243   10,346
  Effects of dilutive securities:
     Warrants.....................................     387       --       777       --
     Non-vested executive Common Stock............     110       --       221       --
     Non-vested executive Nonvoting Common Stock..     331       --       664       --
     Stock options................................      48       89        35       70
                                                     -----   ------     -----   ------
  Diluted common shares outstanding...............   9,178   10,435     7,940   10,416
                                                     =====   ======     =====   ======

Note 3--Post Retirement Benefit Obligation

  The Company has elected to provide certain postretirement benefits to certain key officers. Accordingly, the Company has adopted SFAS No. 106 "Accounting For Postretirement Benefits Other Than Pensions". The adoption of SFAS No. 106 did not have a material effect on the Company's consolidated financial position or results of operations.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 4--Governmental Regulation

  In its Report on Form 10-K for the fiscal year ended June 30, 1999, the Company reported that the Inspector General's Office (the "IG") of the U.S. Department of Education (the "DOE") had visited the Company's headquarters to examine the Company's compliance with the 85/15 Rule (now the 90/10 Rule) and to review in general the Company's administration of Title IV funds. The Company has received the final audit report from the DOE, and there were no actions taken against the Company as a result of the examination.

Note 5--Loan to Company Officer

  The Company has loaned a Company officer a total of $350,000 under the terms of a promissory note and pledge agreement (the "Agreements") between the Company and the officer. The terms of the Agreements provide for an interest rate of seven percent per annum, payable on an annual basis and when the principal becomes due and payable in August 2002. As security for this loan, the officer has pledged to the Company 34,043 shares of his common stock in the Company.

Note 6--Subsequent Event

  On April 1, 2000, the Company completed the acquisition of substantially all of the assets of Georgia Medical Institute, which consists of three campuses in the Atlanta, Georgia greater metropolitan area, for $6,993,000. The acquisition will be accounted for as an asset purchase and, accordingly, the purchase price will be allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition.

Note 7--New Accounting Pronouncement

  In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. The Company will adopt SAB No. 101 in the first quarter of 2001. While the Company has not yet determined the full effect of this pronouncement, management believes its adoption will not have a material impact on operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "hopes," "may,"
"will," "could," "should" or "would," or the negatives thereof. Such statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company's tuition pricing, and other factors, including those discussed under the heading entitled "Additional Risks Related to the Business" in the Company's Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the aforementioned Report on Form 10-K.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

Results of Operations

 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

  Net revenues increased $8.9 million, or 25.6%, from $34.9 million in the third quarter of fiscal 1999 to $43.9 million in the third quarter of fiscal 2000, due primarily to a 15.2% increase in the average student population during the quarter and an 8.8% increase in the average tuition rate per student. At March 31, 2000, the total student population was 18,886, compared with 16,467 at March 31, 1999.

  Educational services expense increased $3.2 million, or 16.2%, from $19.8 million in the third quarter of fiscal 1999 to $23.0 million in the third quarter of fiscal 2000, due primarily to the increase in student population, wage increases for employees, the cost of two new locations opened in the third quarter of fiscal 1999, and higher rent from certain school relocations to larger upgraded facilities and annual lease escalations. As a percentage of net revenue, educational services expense decreased from 56.6% to 52.4%.

  General and administrative expense increased $0.5 million, or 14.2%, from $3.6 million in the third quarter of fiscal 1999 to $4.1 million in the third quarter of fiscal 2000, primarily as a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees, and (iii) increased performance bonus accrual. As a percentage of net revenue, general and administrative expense decreased from 10.4% to 9.4%.

  Marketing and advertising expense increased $1.9 million, or 26.1%, from $7.3 million in the third quarter of fiscal 1999 to $9.2 million in the third quarter of fiscal 2000, primarily as a result of increased advertising expenditures due both to an increase in the quantity of advertisements and general cost inflation for advertising products and increased staffing costs resulting from wage increases and additional admissions representatives. As a percentage of net revenue, marketing and advertising expense increased from 20.9% to 21.0%.

  Net interest income was $0.4 million in the third quarter of fiscal 2000 versus net interest expense of $0.2 million in the third quarter of fiscal 1999, or an improvement of $0.6 million, due primarily to the repayment of debt with a portion of the proceeds from the Company's initial public offering in February 1999 and interest income from short-term investments.

  The Company's effective income tax rate decreased from 41.7% in the third quarter of fiscal 1999 to 41.5% in the third quarter of fiscal 2000 due to a reduction in the effective rate for state income taxes.

  Income before extraordinary loss increased $2.3 million, or 98.1%, from $2.4 million in the third quarter of fiscal 1999 to $4.7 million in the third quarter of fiscal 2000, due primarily to the factors discussed above.

  In the third quarter of fiscal 1999, the Company recorded an extraordinary loss of $2.0 million (net of a $1.5 million tax benefit) related to a prepayment penalty and the write-off of deferred loan fees associated with the early extinguishment of debt with a portion of the Company's initial public offering proceeds, compared with no extraordinary items in the third quarter of fiscal 2000.

  Net income increased $4.3 million, or 1,266.3%, from $0.3 million in the third quarter of fiscal 1999 to $4.7 million in the third quarter of fiscal 2000, due primarily to the factors discussed above.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES


 Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

  Net revenues increased $26.5 million, or 27.0%, from $98.2 million in the first nine months of fiscal 1999 to $124.7 million in the first nine months of fiscal 2000, due primarily to a 15.3% increase in the average student population during the nine month period and a 9.6% increase in the average tuition rate per student.

  Educational services expense increased $11.1 million, or 19.6%, from $56.5 million in the first nine months of fiscal 1999 to $67.6 million in the first nine months of fiscal 2000, due primarily to the increase in student population, wage increases for employees, higher bad debt expense resulting from higher revenue, cost of two new locations opened in the third quarter of fiscal 1999, and higher rent from certain school relocations to larger upgraded facilities and annual lease escalations. As a percentage of net revenue, educational services expense decreased from 57.5% to 54.2%.

  General and administrative expense increased $1.9 million, or 18.3%, from $10.4 million in the first nine months of fiscal 1999 to $12.3 million in the first nine months of fiscal 2000, primarily as a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees, and
(iii) increased performance bonus accrual. As a percentage of net revenue, general and administrative expense decreased from 10.6% to 9.8%.

  Marketing and advertising expense increased $5.2 million, or 23.5%, from $22.2 million in the first nine months of fiscal 1999 to $27.4 million in the first nine months of fiscal 2000, primarily as a result of increased advertising expenditures due both to an increase in the quantity of advertisements and general cost inflation for advertising products and increased staff costs resulting from wage increases and additional admissions representatives. As a percentage of net revenue, marketing and advertising expense decreased from 22.6% to 22.0%.

  Net interest income was $1.2 million in the first nine months of fiscal 2000 versus net interest expense of $1.9 million in the first nine months of fiscal 1999, or an improvement of $3.0 million, due primarily to the repayment of debt with a portion of the proceeds from the Company's initial public offering in February 1999 and interest income from short-term investments.

  The Company's effective income tax rate decreased from 43.0% in the first nine months of fiscal 1999 to 41.6% in the first nine months of fiscal 2000 due to a reduction in the effective rate for state income taxes.

  Income before extraordinary loss increased $6.7 million, or 161.5%, from $4.2 million in the first nine months of fiscal 1999 to $10.9 million in the first nine months of fiscal 2000, due primarily to the factors discussed above.

  In the first nine months of fiscal 1999, the Company recorded an extraordinary loss of $2.0 million (net of a $1.5 million tax benefit) related to a prepayment penalty and the write-off of deferred loan fees associated with the early extinguishment of debt with a portion of the Company's initial public offering proceeds, compared with no extraordinary items in the first nine months of fiscal 2000.

  Net income increased $8.7 million, or 405.6%, from $2.2 million in the first nine months of fiscal 1999 to $10.9 million in the first nine months of fiscal 2000, due primarily to the factors discussed above.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

Tuition Price Increases

  The 8.8% and 9.6% increases in the average tuition rate per student for the quarter and nine months ended March 31, 2000, respectively, resulted from a combination of (i) tuition price increases averaging approximately 7.5%, (ii) an increase in the percentage of students in higher cost programs, and (iii) the effect of graduation and attrition of students in certain degree-granting colleges that had fixed tuition contracts significantly below the prevailing rate being charged new students. Under prior ownership, students in these colleges were guaranteed a fixed tuition price for the duration of their programs. Thus, any subsequent tuition price increases applied only to new students. Subsequent to the Company's acquisition of these colleges, the pricing mechanism has been changed so that tuition increases now affect both new students and continuing students. However, the Company honored the fixed price commitment to those students already in school when the Company acquired the colleges. The result is a greater increase in the average tuition rate per student than the actual period to period tuition price increase because of the period to period mix impact of new to "grandfathered" students. The Company expects that the majority of the remaining "grandfathered" students will graduate or discontinue by the end of fiscal 2000. After that time, the Company expects period to period increases in the average tuition rate per student to more closely track the actual tuition price increases implemented period to period. Accordingly, the average tuition rate increases discussed herein are not necessarily indicative of average rate increases that may occur in the future.


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


Liquidity and Capital Resources

  Cash provided by operating activities totaled $21.8 million in the first nine months of fiscal 2000 compared to $0.8 million provided by operating activities in the same period of fiscal 1999. The Company had $32.3 million of working capital as of March 31, 2000 compared to $19.1 million of working capital as of June 30, 1999. The increase in working capital was due primarily to favorable operating results during the period.

  Capital expenditures increased from $1.9 million in the nine months ended March 31, 1999 to $3.1 million in the same period in fiscal 2000. The increase was due to the upgrading of school equipment and facilities and purchases of additional equipment to accommodate the increasing student population and the addition of another branch campus in January 2000. Capital expenditures for the remainder of fiscal 2000 and for fiscal 2001 are expected to increase as the student population increases and the Company continues to upgrade and expand current facilities and equipment and add new campuses.

                    CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

  Effective February 1, 2000, the Company entered into a new $10.0 million credit facility with Union Bank of California (the "Credit Facility"). The new Credit Facility expires on September 30, 2002, contains a sub-limit on standby letters of credit of $2.0 million, bears interest at LIBOR plus 150 basis points, and includes a non-usage fee of 1/8% per year on the unused portion. Borrowings under the Credit Facility are unsecured. At maturity, any Acquisition Advances (as defined in the Credit Facility) will convert to a three-year, fully amortizing term loan, due September 30, 2005. Under the new Credit Facility, the Company will be required to maintain certain financial and other covenants. At March 31, 2000 the Company had no outstanding borrowings under the Credit Facility.

  The Company believes that its current working capital and expected cash flow from operations, supplemented from time to time by borrowings from the Credit Facility, will provide adequate funds for ongoing operations, planned routine capital expenditures, planned expansion to new locations and debt service during the term of the Credit Facility.

  The Company leases all of its facilities except five. The Company expects that future commitments on existing leases will be paid from cash flow from operations.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

  The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The only assets or liabilities of the Company which are subject to risks from interest rate changes are (i) the mortgage debt of the Company in the aggregate amount of $3.4 million, (ii) notes receivable from students for the aggregate amount of $2.9 million, and (iii) marketable investments of $16.6 million, all as of March 31, 2000. The mortgage debt of the Company, the student notes receivable, and the marketable investments are all at fixed interest rates. The Company does not believe it is subject to material risks from reasonably possible near-term changes in market interest rates.


                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings.

  The Company is subject to occasional disputes, claims and litigation in the ordinary course of its business. Although outcomes cannot be predicted with certainty, the Company does not believe that any currently pending legal proceeding against the Company is likely to result in a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          10.1 Amended and Restated Loan Agreement, dated as of February 1, 2000, by and among Corinthian Colleges, Inc., and Union Bank of California, N.A.

          10.2 Asset Purchase Agreement, dated as of March 8, 2000, by and among Corinthian Schools, Inc., a Delaware corporation, Cuff & Dean Incorporated (d/b/a Georgia Medical Institute), a Georgia corporation, and Dominic J. Dean and Arthur Cuff.

          27    Financial Data Schedule.

     (b) Reports on Form 8-K:

          None.
                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORINTHIAN COLLEGES, INC.


                                  /s/ David G. Moore

May 12, 2000
                                  David G. Moore
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/ Frank J. McCord

May 12, 2000
                                  Frank J. McCord
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Accounting Officer)