Form 10-K
period 2000-06-30
CORINTHIAN COLLEGES INC
filed 2000-09-18
CIK 1066134

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended June 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number: 0-25283

                               ----------------

                           CORINTHIAN COLLEGES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       33-0717312
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

         6 Hutton Centre Drive, Suite 400, Santa Ana, California 92707
               (Address of principal executive offices) (Zip Code)

                                 (714) 427-3000
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.0001 par value per share

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________________

   As of September 13, 2000, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $248.2 million. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. As of September 13, 2000, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 10,350,235.

===============================================================================

                           CORINTHIAN COLLEGES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                                                       Page No.
                                                                       --------
               INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS;
               DOCUMENTS INCORPORATED BY REFERENCE....................     1

                                       PART I
 ITEM 1.       BUSINESS.............................................       2
               GOVERNMENTAL REGULATION AND FINANCIAL AID............      10
               RISKS RELATED TO OUR BUSINESS........................      22
 ITEM 2.       DESCRIPTION OF PROPERTY..............................      27
 ITEM 3.       LEGAL PROCEEDINGS....................................      28
 ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..      28
 SPECIAL ITEM. EXECUTIVE OFFICERS...................................      29
                                      PART II
 ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS..................................      31
 ITEM 6.       SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER
               DATA.................................................      32
 ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..................      33
 ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
               RISK.................................................      39
 ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA.................................................      40
 ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..................      60
                                      PART III
 ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...      60
 ITEM 11.      EXECUTIVE COMPENSATION...............................      61
 ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT...........................................      61
 ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......      61
                                      PART IV
 ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K..........................................      62

              INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

   Corinthian Colleges, Inc. is a Delaware corporation; its principal executive offices are located at 6 Hutton Centre Drive, Suite 400, Santa Ana California, 92707.

   You should keep in mind the following points as you read this Report on Form 10-K:

  . the terms "we," "us" or the "Company" refer to Corinthian Colleges, Inc. and its subsidiaries, including all of its schools and campuses;

  . the terms "school," "college" or "campus" refer to a single location of any school;

  . the term "institution" means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education; and

  . our fiscal year ends on June 30. References to fiscal 2000, fiscal 1999 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

   This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, may constitute "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are used under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Report. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under the caption entitled "Business--Risks Related to Our Business." These forward-looking statements are made only as of the date of this Report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, to be held on November 16, 2000, have been incorporated by reference into Part III of this report. The definitive proxy will be filed within 120 days after June 30, 2000.

                                     PART I

ITEM 1. BUSINESS

Overview

   Our company is one of the largest private, for-profit, post-secondary education companies in the United States, with more than 19,400 students enrolled as of June 30, 2000. We currently operate 45 colleges in 18 states, including ten in California, nine in Florida, and four in Georgia and serve the large and growing segment of the population seeking to acquire career-oriented education. Our schools generally enjoy long operating histories and strong franchise value in their local markets.

   We offer a variety of master's, bachelor's and associate's degrees and diploma programs through two operating divisions. Our Corinthian Schools division operates diploma-granting schools in the healthcare, electronics and information technology fields and seeks to provide its students a solid base of training for a variety of entry-level positions. Our Rhodes Colleges division operates degree-granting schools principally in the business, healthcare and information technology areas and provides its students with professional education to succeed in today's competitive workplace. Both divisions receive strategic direction and operational support from senior management and corporate staff.

   Our company is led by David G. Moore, our President and Chief Executive Officer, and an experienced executive management team. Our team of eight executives, including Mr. Moore, has an average of approximately 12 years experience in various fields of education and an average of approximately ten years in the for-profit, post-secondary education industry. We currently have five regions, each headed by a regional operations director and a regional admissions director. This regional structure is supported by our proprietary management information system, which links all of our colleges and provides management with real-time access to marketing reports, lead tracking, academic records, grades, transcripts and placement information.

Operating Strategy

   We have increased enrollment and improved profitability through the successful implementation of our operating strategy developed with our management's extensive industry experience. Key elements of our operating strategy include the following:

   Focus on Attractive Markets. We design our educational programs to benefit from favorable demographic trends. Our diploma-granting colleges provide programs in healthcare and technology related fields, allowing us to capitalize on the growth in entry-level positions in these industries. Our degree-granting colleges, with their business focus, and modern facilities and equipment and excellent faculty, seek to provide students with specific knowledge and skills necessary to advance in business and industry. Our geographic strategy is to build a strong competitive position in attractive and growing local markets where we can take advantage of operating efficiencies and benefit from favorable demographic trends. For example, we moved into the Atlanta, Georgia market, one of the fastest growing metropolitan areas in the country, with four new schools in fiscal 2000. Additionally, we are well positioned, with ten schools in California and nine schools in Florida, to benefit from the population growth in these states which is expected to exceed the national average over the next several years.

   Centralize Key Functions. In order to capitalize on the experience of our senior management and encourage best practices, we have established a regional management organization to divide responsibilities among school administrators, regional administrators and senior management. Since our initial public offering in February 1999, we have created a new Southeast region to help manage our recent acquisitions and branches, particularly our five new schools in Virginia and Georgia.

   Local school administrators retain control of, and accountability for, the day-to-day academic, operational and financial performance of their individual schools and receive appropriate financial incentives. The corporate management team controls key operational functions such as financial aid management, marketing, curriculum development, staff training, human resources and centralized purchasing, which we believe enables us to achieve significant operating efficiencies. For example, our corporate headquarters controls the advertising function and utilizes our proprietary management information system to analyze the effectiveness of our marketing efforts and make timely and efficient decisions regarding the allocation of marketing resources at individual colleges.

   Emphasize Student Outcomes. We believe that positive student outcomes are a critical driver of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability and high graduation and placement rates enhance a school's reputation and marketability, increase referrals and improve cohort default rates. We have studied attrition patterns and implemented a variety of programs, including tutoring, advising, ride-sharing and referral programs, all of which are designed to improve student retention. We utilize a curriculum development team and advisory boards comprised of local business professionals to help maintain our current, market driven curricula that provide the foundation of our placement effort. We also maintain dedicated, full-time placement personnel at each school that undertake extensive placement efforts, including recruiting prospective employers, helping students prepare resumes, conducting practice interviews, establishing internship programs and tracking students' placement success on a monthly basis. As a result of our efforts in this area, 86% of our graduates in calendar 1999 who were "available for placement," as defined by industry and accreditation standards, were placed in a job for which they had trained within six months after graduation.

   Create a Supportive and Friendly Learning Environment. We view our students as customers and seek to provide a supportive and convenient learning environment where student satisfaction is achieved. We offer a flexible schedule of classes, providing our students with the opportunity to attend classes throughout the day, as well as nights and weekends. Schools operate year-round, permitting students to complete their course of study more quickly. We limit class sizes and focus the efforts of our faculty on teaching students rather than research. Personal interaction between students and faculty is encouraged and we offer several support programs, such as on-campus advising and tutoring, which are designed to help students successfully complete their course of study. We also maintain a toll-free student hotline to address and help resolve student concerns.

Growth Strategy

   We intend to achieve continued growth in revenues and profitability by pursuing the following components of our growth strategy:

   Enhance Growth at Existing Campuses. We have enhanced growth at existing campuses through the following measures:

     Curriculum Expansion and Development. We have refined, developed and added curricula based on market research and the recommendations of our faculty, employees, industry advisory board members and our curriculum development team. We believe considerable opportunities exist for curriculum expansion and expect to continue developing and adding new curricula and selectively replicating existing programs at new locations, including introducing our longer-term programs more broadly. In fiscal 2000, we developed four new programs and implemented those programs in an aggregate of 18 locations. Additionally we replicated a total of 32 programs in 17 locations.

     Integrated and Centralized Marketing Program. We have increased student enrollment at our existing, newly opened and acquired schools by employing an integrated marketing program that utilizes an extensive direct response advertising campaign delivered through television, newspaper, direct mail and the Internet. In addition, we began a significant sales and marketing effort directed at high school guidance counselors in fiscal 2000. A professional marketing staff at our headquarters coordinates marketing efforts through an in-bound call center and the sophisticated real-time leads tracking capability of our proprietary management information system.

     Facilities Enhancement and Expansion. In order to expand capacity to meet enrollment demand, as well as to improve the location and appearance of its facilities, we have relocated, and will continue to systematically relocate, selected colleges within their respective markets to larger, enhanced facilities upon lease expiration. Since 1995, 17 colleges have been relocated and an additional seven campuses have been either remodeled or enlarged. As of August 15, 2000, the total square footage of our campuses was approximately 906,000 square feet.

   Establish Additional Locations. Since our initial public offering in February 1999, we have opened and successfully integrated five branch campuses into our operations. Of the five branch campuses, two were opened in each of fiscal 2000 and fiscal 1999, and one was opened in mid July 2000, during fiscal 2001. A key advantage of this strategy is that students attending new campuses branched from existing campuses have immediate access to federally funded student financial aid. Students attending new campuses that are not branched from an existing campus must wait at least two years before they are eligible to participate in federal student financial aid programs. We believe that opening new branch campuses will allow us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and curriculum library.

   Acquire Accredited Colleges. Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 45 campuses that we currently operate, 40 have been acquired and successfully integrated into our operations. During fiscal 2000, we acquired and successfully integrated five campuses. Additionally, on September 4, 2000, we signed an agreement to acquire substantially all the assets of Educorp, Inc., a proprietary education company with four campuses in Southern California, and approximately 1,375 students as of August 31, 2000. On September 10, 2000, we signed an agreement to acquire substantially all of the assets of Computer Training Academy, Inc., which includes two campuses in the San Jose, California area and had approximately 500 students as of August 31, 2000. We expect to complete both of these transactions during the second quarter of fiscal 2001, subject to the satisfaction of certain customary conditions to closing and the receipt of regulatory approvals from the State of California, although we can give no assurance that these transactions will be completed at that time, or at all. To evaluate acquisition opportunities, we have established several criteria, such as demographics, curricula, geographic proximity to our existing campuses and selected financial measurements.

   Expand Service Areas and Delivery Models. We intend to expand our distance learning and contract training initiatives.

     Distance Learning. We believe that distance learning will become an increasingly important component of the higher education market. During fiscal 1999, we began offering selected courses over the Internet to our students and currently offer courses over the Internet at twelve campuses. We expect to continue to expand these offerings at selected campuses in fiscal 2001 and are actively pursuing relationships with technology providers to capitalize on additional distance learning opportunities.

     Contract Training. We employ a full-time contracts administrator and actively pursue corporate training opportunities and other state and federal programs. Although we do not derive a significant portion of our revenues from contract training, we believe that the corporate training arena is an attractive market and that our curricula and national market presence address the needs of a variety of employers.

Programs of Study

   Our diploma programs are intended to provide students with the requisite knowledge and job skills for entry-level positions in their chosen career field. Our degree programs are primarily designed to help career-oriented adults advance in business and industry. Our curriculum development team has responsibility for maintaining high quality, market driven curricula. Each college also utilizes advisory boards to help evaluate and improve the curriculum for each program offered. These advisory boards meet at least twice a year and are comprised of local industry and business professionals. Board members provide valuable input regarding changes in the discipline, new technologies and any other factors that require curriculum adjustments.

   Among the diploma-granting colleges, the curriculum principally includes medical assisting, dental assisting, medical office management, information technology, business operation, medical administrative assistant, dialysis technician, respiratory therapy technician, and electronics and computer technology. Medical assisting is the most popular program of study, often accounting for 60% or more of the student body at any given diploma-granting campus. Six of the National Institute of Technology, or "NIT," colleges also offer electronics technology, network administration and Microsoft Office User Specialist. At these colleges, the student population is generally split between technology programs and medical assisting. The curriculum at the degree-granting colleges includes accounting, business administration, computer information technology, hospitality management, marketing, criminal justice, medical assisting, paralegal, commercial art, court reporting, film and video and travel and tourism. Most programs lead to an associate's degree, while at the Florida Metropolitan University, or "FMU," campuses most programs also lead to a bachelor's degree. Master's degrees are also offered at FMU in business administration and criminal justice.

   Diploma programs generally have a duration of 8-19 months, depending on the course of study. Associate's degree programs have a duration of 18-24 months, bachelor's degree programs last 36-48 months and master's degree programs have a duration of 24 months, except for the executive MBA, which is 12 months. As of June 30, 2000, we had 7,874 students enrolled in associate's programs, 1,801 enrolled in bachelor's programs, 423 enrolled in master's programs, and 9,366 enrolled in diploma programs.

   The following table reflects our schools, their locations and principal curricula. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and/or electronics (IT), and criminal justice (CJ).

                                             Principal
Degree-Granting Colleges                     Curricula
------------------------                   -------------
Blair College, Colorado
 Springs, CO.................              HC, B, IT, CJ
Duff's, Pittsburgh, PA.......              HC, B, IT, CJ
FMU, Brandon, FL.............              HC, B, IT, CJ
FMU, Ft. Lauderdale, FL......                B, IT, CJ
FMU, Jacksonville, FL........                B, IT, CJ
FMU, Lakeland, FL............              HC, B, IT, CJ
FMU, Melbourne, FL...........              HC, B, IT, CJ
FMU, Orlando, FL North.......              HC, B, IT, CJ
FMU, Orlando, FL South.......              HC, B, IT, CJ
FMU, Pinellas, FL............              HC, B, IT, CJ
FMU, Tampa, FL...............              HC, B, IT, CJ
Las Vegas College,
 Las Vegas, NV...............              HC, B, IT, CJ
Mountain West College, Salt Lake
 City, UT....................              HC, B, IT, CJ
Parks College, Thornton, CO..              HC, B, IT, CJ
Parks College, Aurora, CO....              HC, B, IT, CJ
RBI, Rochester, NY...........                  B, IT
Rhodes College, Phoenix, AZ..                B, IT, CJ
Springfield College,
 Springfield, MO.............              HC, B, IT, CJ
Western Business College, Vancouver, WA..  HC, B, IT, CJ
Western Business College,
 Portland, OR................              HC, B, IT, CJ

                              Principal
Diploma-Granting Colleges     Curricula
-------------------------     ---------
Bryman, Brighton, MA........     HC
Bryman, El Monte, CA........  HC, B, IT
Bryman, Gardena, CA.........     HC
Bryman, Los Angeles, CA.....     HC
Bryman, New Orleans, LA.....     HC
Bryman, Anaheim, CA.........     HC
Bryman, San Francisco, CA...     HC
Bryman, San Jose, CA North..     HC
Bryman, San Jose, CA South..     HC
Bryman, Reseda, CA..........     HC
Bryman, Sea Tac, WA.........     HC
GMI, Atlanta, GA............     HC
GMI, Jonesboro, GA..........     HC
GMI, Marietta, GA...........     HC
Harbor Medical College,
 Torrance, CA...............     HC
Kee Business College,
 Newport News, VA...........  HC, B, IT
Kee Business College,
 Chesapeake, VA.............  HC, B, IT
NIT, Atlanta, GA............   HC, IT
NIT, Cross Lanes, WV........   HC, IT
NIT, Greenspoint, TX........    HC, B
NIT, Houston, TX............   HC, IT
NIT, San Antonio, TX........  HC, B, IT
NIT, Southfield, MI.........   HC, IT
NIT, Wyoming, MI............   HC, IT
Skadron College,
 San Bernardino, CA.........  HC, B, IT

Marketing and Recruitment

   We employ a variety of methods to attract qualified applicants who will benefit from our programs and achieve success in their chosen career fields. We believe that one of the principal attractions for prospective students is the excellent reputation which our schools enjoy in their respective communities, where nine have been operating for more than 80 years. We believe the franchise value of these schools enhances their marketability within their respective communities. This franchise value, along with the quality of the programs offered, has enabled us to generate significant new student enrollments from referrals. For the year ended June 30, 2000, we generated approximately 30% of our new student enrollments from referrals.

   We also employ a variety of direct response advertising techniques to generate leads on candidates for its schools. Our advertising department generates more than 200,000 leads per year through television, direct mail, newspaper, and yellow pages. The effectiveness of this advertising campaign is dependent on timely and accurate lead tracking. To that end, we operate a Call Center at our headquarters, staffed by a team of operators who receive incoming lead calls generated by all television and newspaper media sources. These trained operators enter data on each prospect into our proprietary management information system during the call and immediately transmit the lead to the appropriate college. The college admissions department receives the lead and the local admissions representative contacts the prospect to begin the admissions process.

   This leads tracking capability allows us to identify leads generated by specific commercials and spot time. Our four advertising agencies are networked into our proprietary management information database and are provided with real time information on the effectiveness of individual commercials as well as the effectiveness of the media "buy." The agencies consult with our advertising department to adjust schedules for ads depending on our needs and the effectiveness of particular ads. Since more than 80% of our advertising budget is spent on television and newspaper ads, the availability of timely and accurate lead information is critical to management of the leads generation process. For the year ended June 30, 2000, approximately 53% of our new student enrollments were generated through television, newspaper and yellow pages advertising, 30% were generated through referrals, 8% were generated through direct mail, and 9% were generated through a variety of other methods. Television and referrals combined generate approximately two-thirds of all our new student enrollments. In fiscal 2000, we initiated a significant marketing effort directed at the high school market.

Admissions

   We employ approximately 235 admissions representatives who work directly with prospective students to facilitate the enrollment process. These representatives interview and advise students interested in specific careers to determine the likelihood of their success and are a key component of our effort to generate interest in our educational services. In satisfaction surveys conducted quarterly, students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we spend considerable time and energy training our representatives to improve their product knowledge and customer service. We also employ various supervisory and monitoring efforts, including a survey of students to solicit their views of the "truthfulness" of the admissions process, to help ensure compliance with government regulations and our corporate policies.

   One of the our primary objectives in the admissions process is to identify students who have appropriate qualifications to succeed in its schools. Most candidates for admission to colleges in our degree-granting colleges must have a high school diploma or a GED and must pass a standardized admissions test. Students with these credentials can also attend our diploma-granting colleges. In addition, most diploma-granting colleges accept non-high school graduates who can demonstrate an ability to benefit, or "ATB," from the program by passing certain tests required by the U.S. Department of Education. We believe that ATB students can successfully complete many of our diploma programs and our colleges have demonstrated success in graduating and placing these students over the years. As of June 30, 2000, ATB students accounted for approximately 4.8% of total enrollments in our schools.

Placement

   Our placement success is critical to our colleges' reputations and their ability to continue to successfully recruit new students. We maintain a placement department at each college and, in the aggregate, employ approximately 85 professionals in this capacity. In many cases, our placement staff work with students from the time they begin their courses of study to prepare them for the job search they will conduct at the end of their programs. We view our placement departments as essentially in-house employment agencies, assisting students with resumes, conducting practice interview sessions, and recruiting prospective employers for the colleges' graduates.

   The efforts we devote to place our students have achieved excellent results. Based on information received from graduating students and employers for calendar year 1999, 86% of our graduates who were "available for placement" were placed within six months after their graduation date. In accordance with industry practice, the term "available for placement" includes all graduates except those who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the United States after graduation.

Tuition

   Typical tuition for our diploma programs range from $6,000 to $23,000, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $160 to $250 per undergraduate credit hour, depending upon the program of study and the number of courses taken per quarter. Tuition for graduate programs ranges from $275 to $289 per credit hour, except for the executive MBA program, which is $457 per credit hour. On average, an undergraduate degree candidate can expect tuition of approximately $6,500 per academic year, while a master's degree candidate can expect tuition of approximately $7,000 per academic year. In addition to tuition, students at our schools must also typically purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges. Our tuition ranges are competitive with similar institutions, but like many proprietary institutions, are somewhat higher than public institutions such as community colleges and state universities.

   Under DOE refund regulations in effect prior to October 7, 2000, if a student fails to complete the initial period of enrollment such as a quarter, trimester, semester, academic year, or program, the institution must refund the larger amount required by: (i) the state refund policy, as in California, where a pro rata refund may be required for the duration of the program; or (ii) the accrediting agency refund policy calculation set forth in DOE regulations for students who withdraw before the 60 percent point in the enrollment period. If the student terminates after the initial period, the institution must pay the refund for such subsequent period under the state refund policy or, if no such policy applies, the larger of the amount required by additional federal refund policy requirements or the institution's own policy. Effective October 7, 2000, these requirements will be superceded with new regulations on return of federal student financial aid funds that will require institutions to return to the federal student financial aid programs unearned funds of a student who withdraws from a program.

Management and Employees

   Our company is led by David G. Moore, President and Chief Executive Officer and a senior management team of Paul R. St. Pierre, Dennis L. Devereux, Dennis
N. Beal, Beth A. Wilson, Mary H. Barry, Nolan A. Miura and Stan A. Mortensen. In fiscal 2000, we created the position of Vice President of Strategic Planning in recognition of the importance of acquisitions to our growth strategy. Additionally, a general counsel joined the executive team with extensive mergers and acquisition experience. Beyond the senior management level, our management structure includes five regional operations directors and five regional admissions directors. As of June 30, 2000, we had approximately 2,945 employees, of whom approximately 1,846 were part-time and approximately 118 were employed at our headquarters and regional offices.

Campus Administration

   We set policy and monitor the performance of all of the schools and implement these policies through the coordination of a Vice President of Operations and five Regional Operations Directors. The college presidents, in consultation with their respective management teams, have the responsibility for the day-to-day operation of the schools. Each college employs the following management personnel which report to the college president:

  .  an academic dean or education director;

  .  an admissions director;

  .  a placement director; and

  .  a finance or business director.

Corporate personnel at headquarters manage several key functions, including financial aid, MIS, finance, marketing and advertising, purchasing, human resources, payroll, curriculum development, leads management, staff training and development, and internal compliance audit. Among the principal oversight functions performed by us, in cooperation with our regional and college managers, is the budget, strategic planning and forecasting processes. These processes establish goals for each college, implement strategies and set performance incentives for achieving targeted results. Our senior management team monitors operating performance and profitability of each college and has daily access to operational data through our proprietary management information system and conducts weekly conference calls with the college presidents to review results of operations and set or reorder priorities for the coming week.

Faculty

   Faculty at all of our colleges is expected to be industry professionals and hold appropriate credentials in their respective disciplines. We choose faculty carefully and provide support for these professionals to pursue professional development activities. We believe the skill and dedication of our faculty have the single greatest impact on the placement and success of our students following their graduation. As of June 30, 2000, we employed 1,772 faculty, 468 of whom were full time employees. Faculty represents approximately 60% of all our employees.

Competition

   The post-secondary education market, consisting of approximately 6,000 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by our colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 2,000 private, for-profit colleges and schools. Typically, the tuition charged by public institutions is less than tuition we charge for comparable programs because public institutions receive state tax subsidies, donations, and government grants that are not available to our colleges. However, tuition at private non-profit institutions is typically higher than that at our colleges.

   We compete in most markets with other private, for-profit institutions offering similar programs. We believe that the franchise value of our colleges, the qualifications of our faculty, our facilities, and our emphasis on student services allow us to compete effectively. In addition, most of our colleges have been operating in their markets for more than 35 years, which has led to a substantial number of graduates who are working in the market and validating the quality of the colleges' programs. For example, the Bryman Colleges have been well known in the healthcare education field in California for over 35 years. Many physicians and dentists in California have hired Bryman graduates and continue to view Bryman as a source of qualified Medical and Dental Assistants.

Facilities

   Our corporate office is located in Santa Ana, California and our 45 campuses are located in 18 states. Each campus provides our students with modern lecture halls, medical labs, libraries, Internet access and an administrative staff lead by a college president.

   We actively monitor our facility capacity and future facility capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling at existing facilities. From the end of fiscal 1995 through August 15, 2000, approximately 37% of the campuses have been relocated and an additional 15% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added or closed during each of the last five fiscal years, the number of campuses at the end of each of the last five fiscal years and the number of campuses that have been remodeled, enlarged or relocated in each of the last five fiscal years:

                                                        Years Ended June 30,
                                                    ----------------------------
                                                    1996 1997 1998 1999 2000 (1)
                                                    ---- ---- ---- ---- --------
   Opened
     Acquired......................................  11   20    0    0      5
     Branched......................................   0    0    0    2      2
   Closed..........................................   0    0    1    0      0
   Total campuses at year end......................  16   36   35   37     44
   Relocated.......................................   1    2    6    5      2
   Enlarged or remodeled...........................   0    0    1    1      1

--------
(1) Does not include one branch opened on July 17, 2000, one relocation and four enlargements and remodels completed in August 2000.

   All but four of our campuses are leased and we lease our headquarters offices. Most of our leases have primary terms between five and ten years with options to extend the lease, at our election.

                   GOVERNMENTAL REGULATION AND FINANCIAL AID

   Students attending the Company's schools finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) and government-sponsored financial aid. The Company estimates that approximately 70.2% of its students, as of June 30, 2000, received some federal Title IV financial aid. For fiscal 2000, approximately 77% of the Company's revenue (on a cash basis) was derived from federal Title IV Programs (as defined herein).

   In connection with the receipt by its students of government-sponsored financial aid, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations issued thereunder by the DOE, subject the Company to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal student financial aid programs under Title IV of the HEA (the "Title IV Programs"). Under the HEA, regulatory authority is divided among each of the following three components: (i) the federal government, which acts through the DOE; (ii) the accrediting agencies recognized by the DOE; and (iii) state higher education regulatory bodies. Among other things, the HEA and its implementing regulations require the Company's institutions to: (i) maintain a rate of default by its students on federally guaranteed or funded student loans that is below a specified rate;
(ii) limit the proportion of its revenue derived from the Title IV Programs;
(iii) establish certain financial responsibility and administrative capability standards; (iv) prohibit the payment of certain incentives to personnel engaged in student recruiting and admissions activities; and (v) achieve stringent completion and placement outcomes for short-term programs. The regulations, standards and policies of the regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations or standards could have material consequences for the Company's accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV Programs and/or costs of doing business.

   Certain of the foregoing standards must be complied with on an institutional basis. For purposes of those standards, the regulations define an institution as a main campus and its additional locations, if any. Under this definition, each of the Company's campuses is a separate institution with the following exceptions: Bryman College in New Orleans, Louisiana is an additional location of Bryman College (South) in San Jose, California; the Florida Metropolitan University ("FMU") campuses in Melbourne, Florida and Orlando, Florida (South) are additional locations of FMU, Orlando (North); FMU in Brandon, Florida is an additional location of FMU in Tampa, Florida; FMU in Lakeland, Florida and FMU in Jacksonville, Florida are additional locations of FMU in Pinellas, Florida; Parks College (South) in Denver, Colorado is an additional location of Parks College (North) in Denver; the National Institute of Technology ("NIT") in Houston, Texas is an additional location of NIT in San Antonio, Texas; Kee Business College in Chesapeake, Virginia is an additional location of Kee Business College in Newport News, Virginia; the Georgia Medical Institute ("GMI") campuses in Jonesboro and Marrietta, Georgia are additional locations of GMI in Atlanta, Georgia; and Western Business College in Vancouver, Washington is an additional location of Western Business College in Portland, Oregon.

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

   Pursuant to provisions of the HEA, the DOE relies on accrediting agencies to determine whether an institution and its educational programs are of sufficient quality to permit it to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions and requires accrediting agencies to submit to a periodic review by the DOE as a condition of their continued recognition. All of our colleges are accredited by an accrediting agency recognized by the DOE. Twenty-two of the Company's schools are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS") and eighteen schools are accredited by the Accrediting Commission of Career Schools and Colleges of Technology (the "ACCSCT"). One school is accredited by the Accrediting Council for Continuing Education and Training (the "ACCET"), three schools are accredited by the Accrediting Bureau of Health Education Sciences (the "ABHES") and one school is accredited by North Central Association (the "NCA").

   The following table specifies the accrediting agency and the expiration of accreditation for each college. Unless otherwise indicated, accreditation expires on December 31 of the year indicated:

                                                         Accrediting
      Degree-Granting Colleges            Location         Agency    Expiration
      ------------------------            --------       ----------- ----------
   Blair College..................  Colorado Springs, CO    ACICS       2002
   Duff's Business Institute......  Pittsburgh, PA          ACICS       2000
   FMU - Jacksonville, FL.........  Jacksonville, FL        ACICS       2002
   FMU - Ft. Lauderdale College...  Fort Lauderdale, FL     ACICS       2003
   FMU - Orlando College, North...  Orlando, FL             ACICS       2001
   FMU - Orlando College, South...  Orlando, FL             ACICS       2001
   FMU - Orlando, Melbourne.......  Melbourne, FL           ACICS       2001
   FMU - Tampa College............  Tampa, FL               ACICS       2001
   FMU - Tampa College, Brandon...  Brandon, FL             ACICS       2001
   FMU - Tampa College, Lakeland..  Lakeland, FL            ACICS       2003
   FMU - Tampa College, Pinellas..  Clearwater, FL          ACICS       2003
   Las Vegas College..............  Las Vegas, NV           ACICS       2000
   Mountain West College..........  Salt Lake City, UT      ACICS       2000
   Parks College North............  Thornton, CO            ACICS       2000
   Parks College South............  Aurora, CO              ACICS       2000
   Rhodes College.................  Phoenix, AZ              NCA        2001*
   Rochester Business Institute...  Rochester, NY           ACICS       2000
   Springfield College............  Springfield, MO         ACICS       2004
   Western Business College.......  Portland, OR            ACICS       2001
   Western Business College.......  Vancouver, WA           ACICS       2001

                                                         Accrediting
      Diploma-Granting Colleges           Location         Agency    Expiration
      -------------------------     -------------------- ----------- ----------
   Bryman College.................  Los Angeles, CA        ACCSCT       2000
   Bryman College.................  New Orleans, LA        ACCSCT       2001
   Bryman Institute...............  Brighton, MA           ACCSCT       2002
   Bryman College.................  Anaheim, CA            ACCSCT       2002
   Bryman College.................  El Monte, CA           ACCSCT       2004
   Bryman College.................  San Francisco, CA      ACCSCT       2001
   Bryman College.................  SeaTac, WA             ACCSCT       2002
   Bryman College.................  Gardena, CA            ACCSCT       2002
   Bryman College.................  Reseda, CA             ACCSCT       2001
   Bryman College North...........  San Jose, CA           ACCSCT       2003
   Bryman College South...........  San Jose, CA           ACCSCT       2001
   GMI - Atlanta..................  Atlanta, GA             ABHES       2004
   GMI - Jonesboro................  Jonesboro, GA           ABHES       2004
   GMI - Marietta.................  Marietta, GA            ABHES       2004
   Harbor Medical College.........  Torrance, CA            ACCET       2001
   Kee Business College...........  Newport News, VA        ACICS       2004
   Kee Business College...........  Chesapeake, VA          ACICS       2000
   National Institute of
    Technology....................  San Antonio, TX        ACCSCT       2001
   National Institute of
    Technology....................  Atlanta, GA            ACCSCT       2002
   National Institute of
    Technology....................  Greenspoint, TX        ACCSCT       2001
   National Institute of
    Technology....................  Houston, TX            ACCSCT       2000
   National Institute of
    Technology....................  Southfield, MI         ACCSCT       2003
   National Institute of
    Technology....................  Wyoming, MI            ACCSCT       2002
   National Institute of
    Technology....................  Cross Lanes, WV        ACCSCT       2001
   Skadron College................  San Bernardino, CA      ACICS       2001

--------
* Because of the recent change of ownership of this institution, the regularly scheduled reaccreditation visit, which was previously scheduled for the spring of 2000, has been extended to May 2001 to accommodate a November 2000 change of ownership focused visit.

   The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution's operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEA, recognized accrediting agencies must conduct regular inspections and reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing a change of ownership must be reviewed by the accrediting agency. Except for Rhodes College in Phoenix, Arizona, which will be visited in November 2000, all of the Company's colleges have been visited and reviewed by their respective accrediting agencies subsequent to the date of acquisition by the Company. Accrediting agencies also monitor institutions' compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also place an institution on "reporting" status in order to monitor one or more specific areas of the institution's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution's performance in specific areas. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. While on probation, show cause or reporting status, an institution may be required to seek permission of its accrediting agency to open and commence instruction at new locations. One of the Company's colleges, Harbor Medical College in Torrance, California, was placed on show cause in February 2000 with respect to student completion and placement outcomes.

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

   Pell. Pell grants are the primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 1999-2000 award year, Pell grants ranged from $400 to $3,125 per year, and the authorization for such grants has been increased in the 1998 Amendments. Amounts received by students enrolled in the Company's institutions in the 1999-2000 award year under the Pell program equaled approximately 22% of the Company's net revenue.

   FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 1999-2000 award year, the Company's required 25% institutional match was met by approximately $550,000 in funds from its institutions and funds from state scholarships and grants and from foundations and other charitable organizations. Amounts received by students in the Company's institutions under the federal share of the FSEOG programs in the 1999-2000 award year equaled approximately 1.3% of the Company's net revenue.

   FFEL and FDL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the FDL program, students may obtain loans directly from the DOE rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in the Company's institutions under the Stafford program in the 1999-2000 award year equaled approximately 50.0% of the Company's net revenue. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Amounts received by students in the Company's institutions under the PLUS program in the 1999-2000 award year equaled approximately 3.4% of the Company's net revenue.

   The Company's schools and their students use a wide variety of lenders and guaranty agencies and have generally not experienced difficulties in identifying lenders and guaranty agencies willing to make federal student loans. Three of the Company's colleges are currently ineligible to participate in FFEL and PLUS loan programs as a result of past Cohort Default Rates that exceeded federal standards for fiscal years prior to the Company's acquisition of such schools. The colleges will be eligible to reapply in October 2000. Additionally, the HEA requires the establishment of lenders of last resort in every state to ensure that students at any institution that cannot identify such lenders will have access to the FFEL program loans. None of the Company's colleges uses a lender of last resort.

   Perkins. Eligible undergraduate students may borrow up to $3,000 under the Perkins program during each academic year, with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 1999-2000 award year, the Company collected approximately $704,000 from its former students in repayment of Perkins loans. In the 1999-2000 award year, the Company had no required matching contribution. The Perkins loans disbursed to students in the Company's institutions in the 1999-2000 award year equaled approximately 0.4% of the Company's net revenue.

   FWS. Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. During the 1999-2000 award year, the Company's institutions and other organizations provided matching contributions totaling approximately $174,000. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. FWS earnings are not used for tuition and fees. However, in the 1999-2000 award year, the federal share of FWS earnings equaled 0.3% of the Company's net revenue.

Federal Oversight of the Title IV Programs

   The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to instances of fraud, waste and abuse. As a result, the United States Congress has required the DOE to increase its level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to the DOE an audit by an independent accounting firm of that institution's compliance with the Title IV Program requirements, as well as audited financial statements. The DOE also conducts compliance reviews, which include on-site evaluations, of several hundred institutions each year, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the DOE conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each participating institution, including each of the Company's institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs. In addition, the DOE periodically revises its regulations (e.g., in November 1999, the DOE published new regulations which took effect on July 1, 2000) and changes its interpretation of existing laws and regulations.

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

   For federal fiscal year 1997, the published Cohort Default Rates for the Company's institutions ranged from a low of 6.6% to a high of 30.1%. Currently, three of the diploma-granting colleges are ineligible to participate in FFEL as a result of Cohort Default Rates relating to fiscal years prior to the acquisition of the schools by the Company. One of the Company's diploma-granting institutions, Skadron College in San Bernardino, California, had a default rate in excess of 25% for three consecutive federal fiscal years (1994, 1995, 1996). The published 1996 rate for this college has been successfully appealed based on mitigating circumstances, and the published 1997 rate is below 25%. Skadron College, along with six other schools, NIT in Wyoming, Michigan, Bryman Institute in Brighton, Massachusetts, and the Bryman Colleges in El Monte, California, Los Angeles, California, San Jose (South), California and New Orleans, Louisiana had default rates in excess of 25% for the 1992, 1993, and 1994 federal fiscal years. As a result, six schools became ineligible to participate in the FFEL programs beginning in May 1997. Skadron College in San Bernardino, California, had previously lost its eligibility to participate in the FFEL program in June of 1994.

   Through the Company's aggressive default management efforts, two of these seven colleges had fiscal 1995 published default rates below 25%: Bryman College in Brighton, Massachusetts had a default rate of 23.4% and NIT in Wyoming, Michigan had a default rate of 22.1%. Moreover, as a result of negotiations between the Company and the DOE regarding reinstatement of eligibility for the seven campuses that lost eligibility, the DOE has reinstated four of the seven colleges. The remaining three colleges, Bryman Colleges in San Jose, California and New Orleans, Louisiana and Skadron College in San Bernardino, California will be eligible for reinstatement in calendar 2000, based on published rates for fiscal 1995 and 1996, respectively.

   The following table sets forth the final Cohort Default Rates for our institutions for federal fiscal years 1995, 1996 and 1997 and the preliminary Cohort Default Rates for fiscal year 1998:

                                                                             Preliminary
                       Institution                         1995  1996  1997    1998(1)
                       -----------                         ----  ----  ----  -----------
Degree-Granting Colleges
Blair College, Colorado Springs, CO......................  15.5% 13.2% 13.9%    14.7%
Duff's Business Institute, Pittsburgh, PA................  17.1% 20.1% 21.8%    23.1%
FMU - Orlando (North, South, Melbourne), FL(2)...........  16.7% 20.0% 22.5%    10.4%
FMU - Pinellas (Lakeland), FL(2).........................  21.5% 21.7% 21.3%    12.3%
FMU - Tampa (Brandon), FL(2).............................  17.4% 20.4% 18.7%    11.8%
Ft. Lauderdale College, FL...............................  19.8% 19.5% 25.5%     8.7%
Las Vegas College, NV....................................  28.8% 18.9% 17.1%    11.1%
Mountain West College, Salt Lake City, UT................  14.8% 16.5% 23.0%    16.2%
Parks College North and South, CO(2).....................  19.3% 15.8% 15.2%    15.0%
Rochester Business Institute, Rochester, NY..............  24.6% 22.7% 23.2%    22.8%
Springfield College, Springfield, MO.....................  16.5% 18.8% 21.1%    22.3%
Western Bus. College (Portland, OR and Vancouver,
 WA)(2)..................................................  24.8% 21.7% 18.1%    13.1%
Rhodes College, Phoenix, AZ..............................  15.7% 17.2% 18.5%    17.4%
Diploma-Granting Colleges(3)
Bryman Institute, Brighton, MA...........................  23.4% 23.0% 23.8%    18.1%
Bryman College, El Monte, CA.............................  26.2% 14.7% 17.4%    15.5%
Bryman College, Gardena, CA..............................  25.8% 29.3% 19.2%    11.9%
Bryman College, Los Angeles, CA..........................  25.1% 18.8% 13.5%    13.3%
Bryman College, Anaheim CA...............................  19.5% 18.5% 17.0%     9.6%
Bryman College, San Francisco, CA........................  21.0% 24.5% 19.6%    14.3%
Bryman College, San Jose No., CA.........................  30.5% 22.3% 23.1%    10.9%
Bryman College, San Jose South, CA (New Orleans, LA)(2)..  32.6% 20.2% 16.0%    16.8%
Bryman College, Sea Tac, WA..............................   7.5%  4.9%  6.6%    16.9%
Bryman College, Reseda, CA...............................  21.4% 19.2% 19.1%    14.3%
Georgia Medical Institute (Atlanta, Jonesboro and
 Marrietta, GA)..........................................  16.7% 21.3% 22.2%    14.3%
Kee Business College, Newport News, VA(4)................   2.6% 12.3% 30.1%    20.9%
NIT, Cross Lanes, WV.....................................  20.7% 19.1% 18.0%    15.9%
NIT, San Antonio, TX(4)..................................  24.5% 17.6% 22.5%    17.1%
NIT, Southfield, MI......................................  18.9% 17.7% 12.6%    16.6%
NIT, Wyoming, MI.........................................  22.1% 14.7% 13.8%    18.4%
Skadron College, San Bernardino, CA(5)...................  25.1% 27.2% 23.2%     4.5%

--------
(1) Preliminary Cohort Default Rates for federal fiscal 1998 were issued by the DOE in February 2000. Final 1998 rates are expected to be released in late September 2000. Preliminary rates are subject to change and the final rates, when issued, may be materially different from the preliminary rates.

(2) Indicates additional location wherein cohort default rates are blended with the main campus.

(3) The list of Diploma-Granting Colleges does not include Harbor Medical College in Torrance, California because the first student who received Title IV funds did not begin repayment until after the end of federal fiscal year 1998.

(4) The Cohort Default Rates for Chesapeake, Virginia and Houston, Texas are calculated as blended rates with Kee Business College in Newport News, Virginia, and NIT for San Antonio, Texas, respectively.

(5) The 1996 Cohort Default Rate for this college was successfully appealed based on mitigating circumstances.

   In addition, if an institution's cohort default rate for loans under the Perkins Program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Fifteen of the Company's institutions have Perkins Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 1998 federal award year, the most recent year for which such rates have been calculated. During fiscal 2000, Perkins loans amounted to 0.4% of total company revenues. The Perkins Program Cohort Default Rates for these institutions ranged from 31.3% to 100%. Default rates in excess of 15% could result in provisional certification status. Historically, provisional certification due to excessive Perkins Program Cohort Default Rates has not had a material adverse effect on our business.

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

   Increased Regulatory Scrutiny. The HEA provides for a three-part initiative, generally referred to as the Triad, intended to increase regulatory scrutiny of post-secondary education institutions. One part of the Triad expands the role of accrediting agencies in the oversight of institutions participating in the Title IV Programs. Accrediting agencies which review and accredit the Company's campuses conduct reviews of substantial breadth. Their examinations pertain to such areas as financial responsibility and timeliness of student refunds. The Triad provisions also require each accrediting agency recognized by the DOE to undergo comprehensive periodic reviews by the DOE to ascertain whether such accrediting agency is adhering to required standards.

   A second part of the Triad involved the standards to be applied by the DOE in evaluating the financial responsibility and administrative capability of institutions participating in the Title IV Programs. In addition, the Triad mandated that the DOE periodically reviews the eligibility and certification to participate in the Title IV Programs of every such eligible institution. By law all institutions are required to undergo a recertification review at least every six years, although the DOE may recertify an institution for a shorter time period. Under these standards, each of our institutions is evaluated by the DOE on a routine basis. A denial of recertification would preclude an institution from continuing to participate in the Title IV Programs.

   A third part of the Triad involves approvals by state education agencies with jurisdiction over educational institutions. State requirements are important to an institution's eligibility to participate in the Title IV Programs since an institution must be licensed or otherwise authorized to operate in the state in which it offers education or training services in order to be certified as eligible.

   Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the DOE's recertification process and also annually as each institution submits its audited financial statements to the DOE. In November 1997, the DOE published new regulations regarding financial responsibility that took effect on July 1, 1998. Under the new regulations, the DOE calculates three financial ratios for an institution, an equity ratio, a primary reserve ratio, and a net income ratio, each of which is scored separately and is then combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but above a designated threshold level (the "Intermediate Zone," which is
1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures. If an institution's composite score falls below the minimum threshold level of 1.0 or is in the Intermediate Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of the DOE.

   For fiscal 2000, our calculations show that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores from 1.7 to 3.0. Also, the Company, on a consolidated basis, meets the requirements with a composite score of 3.0.

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

   Based on financial responsibility standards in place at the time of the Phillips acquisition, the Company was required to post a $1.0 million letter of credit in favor of DOE at the time of the acquisition. In addition, the 18 colleges the Company purchased were required to remain on the reimbursement program (they had been placed on reimbursement under prior ownership). Although the $1.0 million letter of credit is less than the amount normally required under such circumstances, the DOE agreed to these terms in order to facilitate the sale of the colleges to the Company. The need for and sufficiency of the letter of credit has been reviewed annually by the DOE. As a result of this review in 1998, the letter of credit was increased to $1.5 million based on the increased usage of Title IV funds by the Company's students. After review of our fiscal 1999 financial statements, the letter of credit was released by DOE in fiscal 2000.

   Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard has been modified to exempt an institution if it has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, the Company currently has seven outstanding letters of credit in the aggregate amount of approximately $218,000. Although there are no citations for material weaknesses in the Company's or its colleges' internal controls, there can be no assurance that, upon review by the DOE, that the Company will not be required to post additional letters of credit in favor of the DOE on behalf of the affected colleges.

   Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control, including all the institutions the Company has acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. Pending recertification, the DOE suspends Title IV Program funding to that institution's students except for certain Title IV Program funds that were committed under the prior owner. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. All of the Company's schools were provisionally certified following their acquisition by the Company. Currently, 13 have received full certification and 32 remain on provisional certification.

   The 1998 Amendments allow for the temporary certification of an institution that has undergone a change of ownership that results in a change of control so that Title IV Program funds may not be interrupted. To qualify for such temporary certification, the institution must submit a "materially complete" application for recertification within 10 business days of the transaction. Such temporary certification continues until the application for recertification is acted upon by the DOE.

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

   Generally, if an institution that is eligible to participate in the Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the DOE to have the additional program designated as eligible. However, an institution is not obligated to obtain DOE approval of an additional program that leads to an associate's, bachelor's, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Furthermore, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that 70% of all students who enroll in such programs complete them within a prescribed time and 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of the Company's colleges offer such short-term programs, but students enrolled in such programs represent a small percentage of the total enrollment of the Company's colleges. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs without the DOE's express approval, the institution would likely be liable for repayment of the Title IV Program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over the Company's campuses also have requirements that may, in certain instances, limit the ability of the Company to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

   Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the "ability to benefit" from the program of study ("ATB"). Fifteen of the Company's colleges admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the DOE. In addition to the testing requirements, the DOE regulations also prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution. None of the Company's colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2000, ATB students represented approximately 4.8% of the Company's total enrollments.

   The "90/10 Rule"(formerly the "85/15 Rule"). Under a provision of the HEA commonly referred to as the "90/10 Rule," a private, for-profit institution, such as each of the Company's institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue for the prior fiscal year was derived from the Title IV Programs. Prior to the 1998 Amendments, the proportion of revenues that an institution was permitted to derive from the Title IV programs was 85%. Any institution that violates the 90/10 Rule immediately becomes ineligible to participate in the Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. The Company has calculated, and the Company's independent auditors have certified, that, since this requirement took effect in 1995, each of the Company's institutions has met this requirement in each fiscal year. The Company regularly monitors compliance with this requirement in order to minimize the risk that any of its institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the 90/10 Rule.

   In October 1998, the Inspector General's Office (the "IG") of the DOE began an examination of the Company's compliance with the former "85/15" rule (now the "90/10" rule) and a general review of the Company's administration of Title IV funds. This examination was part of a broader review conducted by the IG of proprietary institutions' compliance with these requirements. The Company provided all information and documentation requested by the IG. The IG has issued its final audit report to the DOE and has not recommended any action be taken against the Company as a result of its examination.

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

   Return of Title IV Funds. The 1998 Amendment to the HEA changed substantially the way Title IV funds are handled when a Title IV recipient withdraws from a school. Instead of meeting federal refund requirements, institutions must follow requirements which ensure the return to the Title IV programs of all unearned Title IV funds of a student who withdraws from a program. Final regulations implementing the new return of Title IV funds policy were issued in November 1999. The regulations become effective October 7, 2000. The Company must ensure that all of its schools adhere to the new regulations by that date.

   Possible Regulatory Changes. In August 2000, the Department of Education published proposed revisions to certain regulations pertaining to the Title IV programs. The changes arose from a negotiated rulemaking process involving interested organizations selected by the DOE to participate in the drafting of the proposed rules. Among the proposed regulations are possible changes to the Department's Change of Ownership standards that would expand the definition of a change of control resulting in a change of ownership for a publicly held company to include any transaction that results in the controlling shareholder ceasing to be the controlling shareholder. The proposed regulations define controlling shareholder to be a person with twenty-five percent or more of the total outstanding voting stock of the corporation. Other proposed changes to the regulations pertain to the process for calculating default rates and the process of challenging default rate determinations, changes to the process for seeking approval of additional locations, as well as other changes to technical aspects of the various federal loan programs. Consistent with the requirements of federal law, the DOE is providing interested parties with an opportunity to comment on the proposed regulations. Once the comment process is concluded, the Department likely will issue revised regulations. The revised regulations adopted by the Department may differ in form and substance from those initially proposed by the Department.

   State Authorization. Each of the company's campuses is authorized to offer educational programs and grant degrees or diplomas by the state in which such campus is located. The level of regulatory oversight varies substantially from state to state. In some states, the campuses are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the DOE. The Company believes that each of its campuses is in substantial compliance with state authorizing and licensure laws.

                         RISKS RELATED TO OUR BUSINESS

Risks Related To Extensive Regulation Of Our Business

   If we fail to follow extensive regulatory requirements for our business, we could suffer severe fines and penalties, including loss of access to federal student loans and grants for our students.

   We derive a majority of our revenues from federal student financial aid programs. To participate in such programs an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the Department of Education, or "DOE," and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies that, among other things, requires us to:

  . undertake steps to assure that the students at each of our schools do not default on federally guaranteed or funded student loans at a rate of 25% or more for three consecutive years;

  . limit the percentage of revenues derived at each of our institutions from federal student financial aid programs to less than 90%;

  . adhere to financial responsibility and administrative capability standards;

  . prohibit the payment of incentives to personnel engaged in student recruiting and admissions activities; and

  . achieve stringent completion and placement outcomes for short-term programs.

   These regulations also affect our ability to acquire or open additional schools or change our corporate structure. These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements.

   If one or more of our schools were to violate any of these regulatory requirements, we could suffer fines, penalties or other censure, including the loss of our ability to participate in federal student financial aid programs at those schools that could have a materially adverse effect on our business. We cannot predict how all of these requirements will be applied, or whether we will be able to comply with all of the requirements in the future. Some of the most significant regulatory requirements and risks that apply to our schools are described in the following paragraphs.

   Congress may change the law or reduce funding for federal student financial programs, which could harm our business.

   Congress regularly reviews and revises the laws governing the federal student financial aid programs and annually determines the funding level for each of these programs. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could harm our business. Legislative action may also increase our administrative costs and burden and require us to modify our practices in order for our schools to comply fully with applicable requirements, which could have a material adverse effect on our business.

   For example, the 1998 amendments to the Higher Education Act changed substantially the way federal student financial aid funds are handled when a student withdraws from a school. Instead of the previous federal refund policy, institutions must follow requirements which ensure the return to the federal student financial aid programs all of the unearned funds of a student who withdraws from a program. Final regulations implementing the new return of federal student financial aid funds policy were issued in November 1999. The regulations become effective October 7, 2000. We must ensure that all of our schools adhere to the new regulations by that date. If our schools fail to adhere to such new regulations, or we fail to appropriately implement procedures to mitigate the anticipated effect of such new regulations, it could have a material adverse effect on our business.

   In August 2000, the DOE published proposed revisions to certain regulations pertaining to federal student financial aid programs. Among the proposed regulations are changes to the DOE's change of ownership standards that would expand the definition of a change of control resulting in a change of ownership for a publicly held company to include any transaction that results in a controlling stockholder ceasing to be a controlling stockholder. The proposed regulations define a controlling stockholder to be a person owning 25% or more of the total outstanding voting stock of the corporation. Based on the DOE's administrative schedule, the proposed regulations regarding a change of control, if adopted, will not become effective prior to July 1, 2001. Other proposed changes to the regulations pertain to the process for calculating default rates and the process for challenging default rate determinations, changes to the process for seeking approval of additional locations, as well as other changes to technical aspects of the various federal loan programs. Consistent with the requirements of federal law, the DOE is providing interested parties with an opportunity to comment on the proposed regulations. Once the comment process is concluded, the DOE likely will issue revised regulations. The revised regulations adopted by the DOE may differ in form and substance from those initially proposed. If final regulations are adopted which cause us to materially alter our business practices, or if we fail to adequately respond to changes in the regulatory environment, it could have a material adverse effect on our business.

   If we do not meet specific financial responsibility ratios and tests established by the Department of Education, our schools may lose eligibility to participate in federal student financial aid programs.

   To participate in the federal student financial aid programs, an institution must either satisfy numeric standards of financial responsibility, or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the DOE calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution's financial responsibility. If an institution's score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2000, our calculations show that all of our schools exceed this requirement on an individual basis, with composite scores from 1.7 to 3.0. On a consolidated basis, our company also exceeds this requirement with a composite score of 3.0. We cannot assure you that we or our institutions will satisfy the numeric standards in the future.

   Our schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

   A proprietary institution loses its eligibility to participate in the federal student financial aid programs for a period of one year if it derives more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violates this rule immediately becomes ineligible to participate in federal student financial aid programs and is ineligible to reapply to regain its eligibility until the following fiscal year. Based on our calculations, none of our schools received more than 90% of its revenues, on a cash basis, in fiscal 2000, with our highest institution receiving 86% of its revenues, on a cash basis, from federal student financial aid programs. On a consolidated basis, our company received 77% of its revenues, on a cash basis, from federal student financial aid programs. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

   Our schools may lose eligibility to participate in federal student financial aid programs if their current and former students' loan default rates are too high.

   An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federal student loans exceed 25% per year for three consecutive years. For federal fiscal year 1997, the last year for which final rates have been published, the published default rates for our institution ranged from a low of 6.6% to a high of 30.1%, with both FMU - Ft. Lauderdale and Kee Business College in Newport News, Virginia exceeding the 25% threshold with default rates of 25.5% and 30.1%, respectively. Based on our preliminary rates for federal fiscal year 1998 none of our institutions had student default rates of 25% or more. The preliminary rates are subject to change and could change materially. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

   If regulators do not approve our acquisitions, the acquired school would not be permitted to participate in federal student financial aid programs.

   When we acquire an institution, we must seek approval from the DOE and most applicable state agencies and accrediting agencies, because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the DOE standards can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document. If we were unable to reestablish the state authorization, accreditation or DOE certification of an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

   Additionally, if regulators do not approve transactions involving a change of control of our company or any of our schools, we may lose our ability to participate in federal student financial aid programs. If we or any of our institutions experience a change of control under the standards of applicable state agencies or accrediting agencies or the DOE, we or the affected institutions must seek the approval of the relevant agencies. Some of these transactions or events, such as a significant acquisition or disposition of our common stock, may be beyond our control. The adverse regulatory effect of a change of ownership resulting in a change of control could also discourage bids for your shares of common stock at a premium and could have an adverse effect on the market price of your shares.

   If any of our schools fails to maintain its state authorizations and accreditations, we may lose our ability to operate in that state and to participate in federal student financial aid programs.

   An institution that grants degrees, diplomas or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states. Requirements for authorization vary substantially among the states. State authorization and accreditation by an accrediting agency recognized by the DOE are also required for an institution to participate in the federal student financial aid programs. If any of our campuses were to lose its state authorization or accreditation, it could have a materially adverse effect on our business.

   During calendar year 2000, current accreditation for nine of our schools will expire and these schools will be subject to reaccreditation reviews by their respective accrediting agencies. In addition, during calendar year 2001, current accreditation for 16 of our schools will expire and these schools will be subject to reaccreditation reviews. If one or more of these schools fails to be reaccredited, our business could be harmed.

   If we fail to demonstrate "administrative capability" to the Department of Education, our business could suffer.

   DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in federal student financial aid programs. These criteria require, among other things, that the institution:

  .  comply with all applicable federal student financial aid regulations;

  . have capable and sufficient personnel to administer the federal student financial aid programs;

  . have acceptable methods of defining and measuring the satisfactory academic progress of its students;

  .  provide financial aid counseling to its students; and

  .  submit all reports and financial statements required by the regulations.

   If an institution fails to satisfy any of these criteria, the DOE may:

  .  require the repayment of federal student financial aid funds;

  . transfer the institution from the "advance" system of payment of federal student financial aid funds to the "reimbursement" system of payment or cash monitoring;

  .  place the institution on provisional certification status; or

  . commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in federal student financial aid programs.

   Should one or more of our institutions be limited in their access to, or lose, federal student financial aid funds due to their failure to demonstrate administrative capability, our business could be materially adversely affected.

   Regulatory agencies or third parties may commence investigations or bring claims instituting litigation against us.

   Because we operate in a highly regulated industry, we may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions or other censure that could have a materially adverse effect on our business. Even if we adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues, which could harm our business.

Other Risks that Could Have a Material Adverse Effect on our Business

   If students fail to repay the loans we make, our business will be harmed.

   We offer short-term installment payment plans to many of our students to supplement their financial aid. In late 1997, we expanded the internal loan program to assist students in six of our colleges that lost access to federal student loan programs during that year. As of June 30, 2000, outstanding student loan balances were approximately $4.1 million, net of a $1.2 million allowance for bad debts. These student loans are unsecured and not guaranteed. Losses related to unpaid student loans in excess of the amounts we have reserved for bad debts could have a material adverse effect on our business.

   Failure to effectively manage our growth could harm our business.

   We have grown rapidly since we formed our company in 1995. Our rapid growth, now or in the future, could place a strain on our management, operations, employees or resources. We cannot assure you that we will be able to maintain or accelerate our current growth rate, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, our business could be materially adversely affected.

   If we cannot effectively identify, acquire and integrate additional schools, it could harm our business.

   We expect to continue to rely on acquisitions as a key component of our growth. We often engage in evaluations of, and discussions with, possible acquisition candidates. We cannot assure you that we will be able to identify suitable acquisition candidates or that we will be able to acquire any of the acquisition candidates on favorable terms. Furthermore, we cannot assure you that any acquired schools can be successfully integrated into our operations or be operated profitably. Acquisitions involve a number of risks that include:

  .  diversion of management resources;

  .  integration of the acquired schools' operations;

  .  adverse short-term effects on reported operating results; and

  .  possible loss of key employees.

   Continued growth through acquisition may also subject us to unanticipated business or regulatory uncertainties or liabilities. When we acquire an existing school, we typically allocate a significant portion of the purchase price to fixed assets, curriculum, goodwill and intangibles, such as covenants not-to-compete. For our acquisitions to date, we have amortized goodwill and trade names over a period of 40 years and curricula over 15 years. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school's participation in federal student financial aid programs until it obtains the DOE's approval. If we fail to manage successfully our acquisitions, our business would likely suffer.

   Failure to open new schools and add new services could harm our business.

   Establishing new schools requires us to make investments in management, capital expenditures, marketing expenses and other resources. To open a new school, we would be required to obtain appropriate state and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, the new school would have to be certified by the DOE. We cannot assure you that we will be able to successfully open new schools in the future. Our failure to effectively manage the operations of newly established schools could have a material adverse effect on our business.

   Our success depends upon our ability to recruit and retain key personnel.

   We depend on key personnel, including David G. Moore, Paul R. St. Pierre, Dennis L. Devereux and Dennis N. Beal, to effectively operate our business. If we ceased to employ any of these people and failed to manage a transition to new people, our business could suffer.

   Our success also depends, in large part, upon our ability to attract and retain highly qualified faculty, school presidents and administrators and corporate management. Due to the nature of our business, we may have difficulty locating and hiring qualified personnel, and retaining such personnel once hired. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could cause our business to suffer.

   Anti-takeover provisions in our charter documents and Delaware law could make an acquisition of our company difficult.

   Our certificate of incorporation, our by-laws and Delaware law contain provisions that may delay, defer or inhibit a future acquisition of us not approved by our board of directors. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors. Our certificate of incorporation also permits our board of directors to issue shares of preferred stock with voting, conversion and other rights as it determines, without any further vote or action by our stockholders. By using preferred stock, we could:

  .  discourage a proxy contest,

  . make the acquisition of a substantial block of our common stock more difficult, or

  . limit the price investors may be willing to pay in the future for shares of our common stock.

   In addition, our bylaws provide that (a) special meetings of our stockholders may be called only by our board of directors and (b) only two of our six Directors may be elected at a special meeting. These provisions also could discourage bids for your shares of common stock at a premium and could have a material adverse effect on the market price of your shares.

   Failure to keep pace with changing market needs and technology could harm our business.

   Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological skills. Educational programs at our schools, particularly programs in information technology, must keep pace with these evolving requirements. If we cannot respond to changes in industry requirements, it could have a material adverse effect on our business.

   Competitors with greater resources could harm our business.

   The post-secondary education market is highly competitive. Our schools compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public and private colleges and universities, as well as other private career-oriented schools, may offer programs similar to those of our schools. Although tuition at private non-profit institutions is, on average, higher than tuition at our schools, some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than us.

   Failure to obtain additional capital in the future could reduce our ability to grow.

   We believe that funds from operations, cash, investments and borrowings under our $10 million credit facility pursuant to our credit agreement will be adequate to fund our current operation plans for the foreseeable future. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. We may also need additional debt or equity financing in the future to carry out our growth strategy. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and the sellers' willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

ITEM 2. DESCRIPTION OF PROPERTY

   Our corporate office is located in Santa Ana, California and our 45 campuses are located in 18 states. Each campus provides our students with modern lecture halls, medical labs, libraries, Internet access and an administrative staff lead by a college president.

   We actively monitor our facility capacity and future facility capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling at existing facilities. From the end of fiscal 1995 through August 15, 2000, approximately 37% of the campuses have been relocated and an additional 15% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added or closed during each of the last five fiscal years, the number of campuses at the end of each of the last five fiscal years and the number of campuses that have been remodeled, enlarged or relocated in each of the last five fiscal years:

   During Fiscal Year Ended              6/30/96 6/30/97 6/30/98 6/30/99 6/30/2000(1)
   ------------------------              ------- ------- ------- ------- -----------
   Opened
     Acquired..........................     11      20       0       0         5
     Branched..........................      0       0       0       2         2
   Closed..............................      0       0       1       0         0
   Total campuses at year end..........     16      36      35      37        44
   Relocated...........................      1       2       6       5         2
   Enlarged or remodeled...............      0       0       1       1         2

--------
(1) Does not include one branch opened on July 17, 2000, one relocation and four enlargements and remodels completed in August 2000.

   All but four of our campuses are leased and we lease our headquarters offices. Most of our leases have primary terms between five and ten years with options to extend the lease, at our election.

   Square footage of the Company's colleges varies significantly based upon the type of programs offered and the market being served. The following table reflects square footage by location as of August 15, 2000:

                                  Approx.
                                  Square
    Degree-Granting Colleges      Footage
    ------------------------      -------
Blair College, Colorado Springs,
 CO*............................  22,300
Duff's, Pittsburgh, PA..........  30,370
FMU, Brandon, FL................  35,250
FMU, Ft. Lauderdale, FL.........  24,500
FMU, Jacksonville, FL...........  12,000
FMU, Lakeland, FL...............  23,717
FMU, Melbourne, FL*.............  16,500
FMU, Orlando, FL North..........  39,424
FMU, Orlando, FL South..........  31,680
FMU, Pinellas, FL...............  30,734
FMU, Tampa, FL*.................  30,000
Las Vegas College, Las Vegas,
 NV.............................  16,664
Mountain West College, Salt Lake
 City, UT.......................  19,620
Parks College, Thornton, CO*....  24,000
Parks College, Aurora, CO.......  30,000
RBI, Rochester, NY..............  29,300
Rhodes College, Phoenix, AZ.....  14,472
Springfield College,
 Springfield, MO................  23,012
Western Business College,
 Vancouver, WA..................  10,243
Western Business College,
 Portland, OR...................  26,800
Corporate Offices...............
Santa Ana, CA...................  34,099
Gulfport, MS....................   2,204

                                                                    Approx.
                                                                    Square
                     Diploma-Granting Colleges                      Footage
                     -------------------------                      -------
Bryman, Brighton, MA............................................... 14,664
Bryman, El Monte, CA............................................... 22,195
Bryman, Gardena, CA................................................ 14,356
Bryman, Los Angeles, CA............................................ 14,588
Bryman, New Orleans, LA............................................ 14,423
Bryman, Anaheim, CA................................................ 16,906
Bryman, San Francisco, CA.......................................... 18,500
Bryman, San Jose, CA North......................................... 14,624
Bryman, San Jose, CA South.........................................  3,054
Bryman, Reseda, CA................................................. 14,200
Bryman, Sea Tac, WA................................................ 12,239
GMI, Atlanta, GA................................................... 18,116
GMI, Jonesboro, GA................................................. 16,700
GMI, Marietta, GA.................................................. 13,396
Harbor Medical College, Torrance, CA...............................  3,604
Kee Business College, Newport News, VA............................. 16,126
Kee Business College, Chesapeake, VA............................... 14,396
NIT, Atlanta, GA................................................... 18,000
NIT, Cross Lanes, WV............................................... 24,000
NIT, Greenspoint, TX............................................... 18,000
NIT, Houston, TX................................................... 20,585
NIT, San Antonio, TX............................................... 37,300
NIT, Southfield, MI................................................ 22,259
NIT, Wyoming, MI................................................... 12,000
Skadron College, San Bernardino, CA................................ 21,600

--------
* Indicates owned properties

ITEM 3. LEGAL PROCEEDINGS

   In the ordinary conduct of our business, we and our colleges are subject to occasional lawsuits, investigations and claims. Although we cannot predict the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2000.

SPECIAL ITEM. EXECUTIVE OFFICERS

   The following table sets forth certain information with respect to our executive officers:

             Name              Age                   Position
             ----              ---                   --------
 David G. Moore..............   62 President, Chief Executive Officer, Director
 Paul R. St. Pierre..........   55 Executive Vice President, Marketing and
                                    Admissions, Director
 Dennis L. Devereux..........   53 Executive Vice President, Human Resources,
                                    Assistant Secretary
 Dennis N. Beal..............   49 Executive Vice President and Chief Financial
                                   Officer
 Beth A. Wilson..............   48 Vice President, Operations
 Mary H. Barry...............   51 Vice President, Education
 Nolan A. Miura..............   45 Vice President, Strategic Planning,
                                   Treasurer
 Stan A. Mortensen...........   33 Vice President, General Counsel and
                                    Corporate Secretary
 Loyal Wilson................   52 Director

   David G. Moore is one of the founders of our company and has served as our President and Chief Executive Officer, as well as a member of our board of directors, since our inception in July 1995. Immediately prior to forming our company, he was President of National Education Centers, Inc., a subsidiary of National Education Corporation. From 1992 to 1994, Mr. Moore served as President of DeVry Institute of Technology in Los Angeles, where he developed DeVry's West Coast growth strategy. From 1980 to 1992, he was employed by Mott Community College in Flint, Michigan, where he was President from 1984 to 1992. From 1960 to 1980, Mr. Moore served a distinguished career in the U.S. Army, retiring at the rank of Colonel. Mr. Moore received a Bachelor of Arts in Political Science from Seattle University and Master of Business Administration from the University of Puget Sound. He has also completed the Management of Higher Education Program at Harvard University, post graduate studies in Higher Education Management at the University of Michigan and graduate study and research in Computer Science at Kansas State University.

   Paul R. St. Pierre has served as our Vice President, Marketing & Admissions as well as a member of our board of directors since our inception in July 1995. He was promoted to Executive Vice President in April 1998. He was employed by National Education Centers, Inc. from 1991 to 1995. His first assignment at NECI was as School President for its San Bernardino, California campus. Subsequently, he held corporate assignments as Director of Special Projects, Vice President of Operations for the Learning Institutes Group (the largest colleges owned by NEC) and as Vice President, Marketing & Admissions for NEC. From 1986 to 1991, Mr. St. Pierre was employed by Allied Education Corporation, initially as School Director, but the majority of the period as Regional Operations Manager. He was employed as School Director at Watterson College in 1985. From 1982 to 1985, Mr. St. Pierre was Executive Vice President and Partner for University Consulting Associates, principally responsible for the marketing and sales of education services, on a contract basis, to institutions of higher education. He was previously employed, from 1980 to 1982, as Division Manager for the Institute for Professional Development, a division of Apollo Group. Mr. St. Pierre received a Bachelor of Arts in Philosophy from Stonehill College, a Master of Arts in Philosophy from Villanova University and is a Ph.D. candidate in Philosophy at Marquette University.

   Dennis L. Devereux has served as our Vice President, Human Resources since our inception in July 1995. He was promoted to Executive Vice President in April 1998. He was employed by National Education Centers, Inc. as its Vice President, Human Resources from 1988 to 1995. From 1987 to 1988, he was Director, Human Resources for Jacobs Engineering Group, Inc. He was employed by American Diversified Companies, Inc. as its Director, Human Resources from 1985 to 1987. From 1973 to 1984, Mr. Devereux was employed by Bechtel Group, Inc. in a variety of human resources management positions, including Personnel Manager for a subsidiary company and Personnel Supervisor for a major construction site and within a large regional operation. Previously, he was employed in a compensation assignment with Frito-Lay, Inc. and as Personnel Manager and Personnel Assistant with Anaconda Wire & Cable Company from 1969 to 1973. Mr. Devereux received a Bachelor of Science in Business Administration (Industrial Relations) from California State University, Long Beach.

   Dennis N. Beal joined us as our Executive Vice President and Chief Financial Officer in May 2000. Prior to joining our company, Mr. Beal was employed by Stater Bros. Holdings Inc. (an operator of 155 supermarkets in California) as its Vice President and Chief Financial Officer from 1992 to 1998 and as its Senior Vice President and Chief Financial Officer from 1998 to May 2000. From 1981 to 1992, Mr. Beal was employed by American Stores Company (an operator of 1,500 supermarkets and drug stores) and served in various financial capacities including Vice President, Controller. From 1974 to 1981, Mr. Beal was employed by the firm of Bushman, Daines, Rasmussan and Wisan CPA's and was admitted as a Partner in 1980. Mr. Beal, a Certified Public Accountant, graduated with a Bachelor of Science degree in Accounting from the University of Utah and received a Masters of Business Administration degree from Westminster College, Salt Lake City, Utah.

   Beth A. Wilson has been employed by us since our inception in July 1995. She is currently our Vice President of Operations. Previously, Ms. Wilson was Regional Operations Director for the College Region of Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by National Education Centers, Inc. from 1991 to 1995, initially as Executive Director of its Capital Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Ms. Wilson earned an MBA from National University and a Bachelor of Arts degree from California State College, Sonoma.

   Mary H. Barry has served as our Vice President of Education since April 1998. She was previously employed by University of Phoenix from 1992 through April 1998, where her assignments included Director of Academic Affairs, Director of Administration and Director of the California Center for Professional Education. From 1990 to 1991, Ms. Barry was Director of National College. During the period 1980 to 1990, she was employed in the banking industry as Senior Vice President of Marquette Banks, Director for Citibank, South Dakota and Vice President of First National Bank, Chicago. Ms. Barry served as a public affairs officer in the U.S. Marine Corps from 1971 to 1979, achieving the rank of Major. Ms. Barry earned a Bachelor of Science in Speech/Drama from Bowling Green State University, a Master of Management from Northwestern University and a Juris Doctorate from Western State University.

   Nolan A. Miura has been our Vice President of Strategic Planning and Treasurer since his promotion to this position in October 1999. Mr. Miura joined the company as Director of Treasury and Business Analysis in November 1997 and was promoted to Treasurer in December 1998. He was employed by Atlantic Richfield Company ("ARCO") from 1990 to 1997 in various financial and marketing positions including Planning Manager - ARCO Products Company, Marketing Director--ARCO Pipe Line Company, Marketing Analysis Manager - ARCO Products Company and Planning, Evaluation and Business Development Manager -
 ARCO Marine, Inc. During the period from 1979 to 1990, his assignments ranged from Senior Internal Auditor to Government Compliance Manager--ARCO Transportation Company and Budgets and Performance Analysis Manager - ARCO Marine, Inc. Mr. Miura received an MBA (Corporate Finance) from the University of Southern California and a Bachelor of Science in Business Administration (Finance) from California State University, Long Beach. Mr. Miura is also a Certified Internal Auditor.

   Stan A. Mortensen has been Vice President, General Counsel and Corporate Secretary since January 2000. Prior to that time, Mr. Mortensen was an associate at the law firm of O'Melveny & Myers LLP from March 1997 through December 1999, where his practice focused on corporate finance, mergers and acquisitions, and general corporate matters. From August 1994 through February 1997, Mr. Mortensen was an associate at the law firm of Robins, Kaplan, Miller & Ciresi, where his practice focused on complex commercial litigation.
Mr. Mortensen received a Juris Doctor and a Bachelor of Arts in Political Science from Brigham Young University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Dividend Policy

   We have never paid cash dividends on our common stock. We currently anticipate retaining future earnings, if any, to finance internal growth and potential acquisitions. Payment of dividends in the future, if at all, will depend upon our earnings and financial condition and various other factors our directors may deem appropriate at the time. Our credit agreement restricts the payment of cash dividends.

Price Range of Common Stock

   Our common stock is listed on the Nasdaq National Market System under the symbol "COCO." The approximate number of holders of record of our common stock as of August 31, 2000 was 21 and the number of beneficial owners is believed to be in excess of 750. Our common stock was first listed after the completion of our initial public offering of shares in February, 1999.

   The range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 1999, 2000 and 2001 is as follows:

                                                                   Price Range
                                                                    of Common
                                                                      Stock
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
   1999:
     Third Quarter (from February 5, 1999)....................... $25.00 $20.88
     Fourth Quarter..............................................  22.06  12.50
   2000:
     First Quarter............................................... $23.50 $13.88
     Second Quarter..............................................  24.13  16.63
     Third Quarter...............................................  27.25  15.88
     Fourth Quarter..............................................  25.75  15.50
   2001:
     First Quarter (through September 14, 2000).................. $59.00 $23.00

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

   The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations data and the balance sheet data set forth below for each of the five years ended June 30, 1996, 1997, 1998, 1999 and 2000, and as of June 30, 1996,
1997, 1998, 1999 and 2000 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future.

                                           Years Ended June 30,
                                -----------------------------------------------
                                 1996      1997      1998      1999      2000
                                -------  --------  --------  --------  --------
                                   (In thousands, except per share data)
Statement of Operations Data:
  Net revenues(1).............  $31,498  $ 77,201  $106,486  $132,972  $170,734
                                -------  --------  --------  --------  --------
  Operating expenses:
   Educational services.......   18,594    50,568    65,927    76,425    92,757
   General and
    administrative............    3,298     8,101    10,777    13,961    16,346
   Marketing and
    advertising...............    7,562    19,000    24,268    29,702    37,225
                                -------  --------  --------  --------  --------
   Total operating expenses...   29,454    77,669   100,972   120,088   146,328
                                -------  --------  --------  --------  --------
  Income (loss) from
   operations.................    2,044      (468)    5,514    12,884    24,406
  Interest expense (income),
   net........................      274     2,524     3,305     1,678    (1,681)
  Other (income)..............      --        --        --        --       (175)
                                -------  --------  --------  --------  --------
  Income (loss) before income
   taxes and extraordinary
   (loss).....................    1,770    (2,992)    2,209    11,206    26,262
  Provision (benefit) for
   income taxes...............      722    (1,107)      988     4,703    10,840
                                -------  --------  --------  --------  --------
  Net income (loss) before
   extraordinary (loss).......    1,048    (1,885)    1,221     6,503    15,422
  Extraordinary (loss) net of
   tax benefit................      --        --        --     (2,011)      --
                                -------  --------  --------  --------  --------
  Net income (loss)...........  $ 1,048  $ (1,885) $  1,221  $  4,492  $ 15,422
                                =======  ========  ========  ========  ========
  INCOME (LOSS) ATTRIBUTABLE
   TO COMMON STOCKHOLDERS:
   Net income (loss) before
    extraordinary (loss)......  $ 1,048  $ (1,885) $  1,221  $  6,503  $ 15,422
   Less preferred stock
    dividends.................     (111)     (118)     (365)     (355)      --
                                -------  --------  --------  --------  --------
     Income (loss) before
      extraordinary (loss)
      attributable to common
      stockholders............      937   (2,003)       856     6,148    15,422
   Extraordinary (loss).......      --        --        --     (2,011)      --
                                -------  --------  --------  --------  --------
     Net income (loss)
      attributable to common
      stockholders............  $   937  $(2,003)  $    856  $  4,137  $ 15,422
                                =======  ========  ========  ========  ========
  INCOME (LOSS) PER SHARE
   ATTRIBUTABLE TO COMMON
   STOCKHOLDERS:
  Basic--
   Income (loss) before
    extraordinary (loss)......  $  0.21  $  (0.41) $   0.16  $   0.85  $   1.49
   Extraordinary (loss).......      --        --        --      (0.28)      --
                                -------  --------  --------  --------  --------
     Net income (loss)........  $  0.21  $  (0.41) $   0.16  $   0.57  $   1.49
                                =======  ========  ========  ========  ========
  Diluted--
   Income (loss) before
    extraordinary (loss)......  $  0.15  $  (0.41) $   0.12  $   0.72  $   1.48
   Extraordinary (loss).......      --        --        --      (0.24)      --
                                -------  --------  --------  --------  --------
     Net income (loss)........  $  0.15  $  (0.41) $   0.12  $   0.48  $   1.48
                                =======  ========  ========  ========  ========
  Weighted average number of
   common shares outstanding:
  Basic.......................    4,409     4,896     5,236     7,266    10,347
                                =======  ========  ========  ========  ========
  Diluted.....................    6,339     4,896     7,125     8,549    10,425
                                =======  ========  ========  ========  ========

                                            Years Ended June 30,
                                  ---------------------------------------------
                                   1996     1997     1998      1999      2000
                                  -------  -------  -------  --------  --------
                                           (Dollars In thousands)
Other Data:
  EBITDA(2).....................  $ 2,726  $ 1,602  $ 8,573  $ 16,329  $ 28,204
  Cash flow provided by (used
   in):
   Operating activities.........      997      995   (3,373)    5,794    23,582
   Investing activities.........   (4,295) (30,973)  (1,676)  (16,140)  (19,362)
   Financing activities.........    3,903   30,975    4,630     9,731    (1,121)
  Capital expenditures(3).......    1,046    5,936    1,926     2,790     4,182
  Number of colleges at end of
   period.......................       16       36       35        37        44
  Student population at end of
   period.......................    4,938   12,820   13,992    16,012    19,464
  Starts during the period(4)...    5,834   13,673   18,261    21,008    24,660
Balance Sheet Data:
  Cash, cash equivalents and
   restricted cash(5)...........  $ 2,024  $ 3,831  $ 3,162  $  1,797  $  4,896
  Marketable investments........      --       --       --     14,501    24,107
  Working capital...............    2,306    1,844      606    19,108    29,069
  Total assets..................   13,487   53,809   59,905    73,857    95,233
  Long-term debt, net of current
   maturities...................    2,537   36,168   31,535     3,396     2,230
  Redeemable preferred stock....    1,924    2,042    2,167       --        --
  Convertible preferred stock...      --       --     5,174       --        --
  Total stockholders' equity....  $ 2,124  $   121  $   977  $ 53,536  $ 69,003

--------
(1) Represents student tuition and fees and bookstore sales, net of refunds. Year ended June 30, 1996 includes a non-recurring management fee of approximately $2.1 million earned by us for managing certain colleges owned by National Education Corporation during the first six months of that year.

(2) EBITDA equals earnings before interest, taxes, depreciation and amortization, including amortization of deferred financing costs. For the year ended June 30, 1999, EBITDA excludes the extraordinary loss from early extinguishment of debt which amounted to $2.0 million (net of $1.5 million tax benefit). EBITDA is presented because we believe it allows for a more complete analysis of our results of operations. EBITDA should not be considered as an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity as promulgated under GAAP.

(3) Year ended June 30, 1997 includes approximately $3.4 million for real estate acquired in connection with the acquisition of certain schools from Philips Colleges, Inc.

(4) Represents the new students starting school during the periods presented.

(5) Includes approximately $200,000, $1.0 million, $760,000, $10,000 and
    $10,000 of restricted cash at June 30, 1996, 1997, 1998, 1999 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial and Other Data and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth in the section entitled "Business--Risks Related to Our Business" included elsewhere in this Report.

Background and Overview

   As of June 30, 2000, we operated 44 colleges, with more than 19,400 students, in 18 states. During the fiscal year ended June 30, 2000, our company had net revenues of $170.7 million. Our revenues consist principally of student tuition, enrollment fees and bookstore sales, and are presented as net revenues after deducting refunds.

   Net revenues increased 28.4% to $170.7 million in 2000 from $133.0 million in 1999. The increase is largely the result of a 15.7% increase in the average student population and a 10.6% increase in the average tuition rate per student during the period. Tuition revenues, which represented 91.8% of fiscal 2000 total net revenues, fluctuate with the aggregate enrolled student population and the average program or credit hour charge. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts occur on a monthly basis in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional "mini-start" in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level, such as diploma, or associate's, bachelor's or masters degree, and the specific curriculum.

   The majority of students at our colleges rely on funds received under various government sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. In fiscal 2000, approximately 77% of our net revenues, on a cash basis, was derived from federal student financial aid programs.

   We categorize our expenses as educational services, general and administrative, and marketing and advertising. Educational services expense is primarily comprised of those costs incurred to deliver and administer the education programs at the colleges, including faculty and college administration compensation; education materials and supplies; college facility rent and other occupancy costs; bad debt expense; depreciation and amortization of college property, equipment and goodwill; and default management and financial aid processing costs.

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

Acquisitions

   Since our inception, we have completed the following acquisitions, each of which was accounted for as an asset purchase using the purchase method of accounting, and the results of their operations are included in our consolidated results of operations since their respective dates of acquisition:

   On June 30, 1995, we acquired five colleges from National Education Corporation. As part of the same transaction, we subsequently acquired from National Education Corporation a second group of five colleges on September 30, 1995 and an additional six colleges on December 31, 1995. The adjusted purchase price for all 16 colleges was approximately $4.7 million in cash.

   On July 1, 1996, we acquired one college from Repose, Inc., for a purchase price of $250,000 in cash.

   On August 31, 1996, we acquired one college from Concorde Career Colleges, Inc., for a purchase price of $350,000 in cash.

   On October 17, 1996, we acquired 18 colleges from Phillips Colleges, Inc., for an adjusted purchase price of approximately $23.6 million in cash.

   On January 18, 2000, we acquired substantially all of the assets of Harbor Medical College, which operated one college in Torrance, California, for approximately $300,000 in cash.

   On April 1, 2000, we acquired substantially all of the assets of the Georgia Medical Institute, which operated three colleges in the greater Atlanta, Georgia metropolitan area, for approximately $7.0 million in cash.

   On June 1, 2000, we acquired substantially all of the assets of Academy of Business College, which operated one college in Phoenix, Arizona, for approximately $1.0 million in cash.

Results of Operations

   Comparisons of results of operations between fiscal year ended June 30, 2000 and fiscal years ended June 30, 1999 and 1998 are difficult due to the acquisitions of five campuses in fiscal 2000, the opening of two branch campuses in fiscal 2000 and the opening of two additional branch campuses in fiscal 1999.

   The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

                                                         Years Ended June 30,
                                                         ----------------------
                                                          1998    1999    2000
                                                         ------  ------  ------
   Statement of Operations Data:
     Net revenues.......................................  100.0%  100.0%  100.0%
                                                         ------  ------  ------
   Operating expenses:
     Educational services...............................   61.9    57.5    54.3
     General and administrative.........................   10.1    10.5     9.6
     Marketing and advertising..........................   22.8    22.3    21.8
                                                         ------  ------  ------
       Total operating expenses.........................   94.8    90.3    85.7
     Income from operations.............................    5.2     9.7    14.3
     Interest expense (income), net.....................    3.1     1.3    (1.0)
     Other (income).....................................    --      --     (0.1)
                                                         ------  ------  ------
     Income before income taxes.........................    2.1     8.4    15.4
     Provision for income taxes.........................    0.9     3.5     6.4
                                                         ------  ------  ------
     Net income before extraordinary (loss).............    1.2     4.9     9.0
     Extraordinary (loss), net of tax benefit...........    --     (1.5)    --
                                                         ------  ------  ------
       Net income.......................................    1.2%    3.4%    9.0%
                                                         ======  ======  ======

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

   Net Revenues. Net revenues increased $37.8 million, or 28.4%, from $133.0 million in fiscal 1999 to $170.7 million in fiscal 2000 due primarily to a 15.7% increase in the average student population during the year and a 10.6% increase in the average tuition rate per student. At June 30, 2000, the total student population was 19,464, compared with 16,012 at June 30, 1999. Same school student population increased 13.0% as of June 30, 2000.

   In connection with our acquisition of 18 colleges from Phillips Colleges, Inc. in fiscal 1997, we honored certain fixed price commitments to students already in school ("grandfathered students") when we acquired those colleges. As a result, over the last several years, including fiscal 2000, our average tuition rate per student has increased more dramatically than the actual tuition price increases at our schools. This is as a result of the changing mix of new to grandfathered students, as the latter students have graduated or discontinued their education. With virtually all grandfathered students having now graduated or discontinued their education, we expect year-over-year increases in the average tuition rate per student to more closely track the actual tuition price increases implemented.

   Educational Services. Educational services expense increased $16.3 million, or 21.4%, from $76.4 million in fiscal 1999 to $92.8 million in fiscal 2000. The increase was due primarily to the 15.7% increase in the average student population and wage increases for employees. Additionally, a number of colleges were moved to larger upgraded facilities, two new branches were opened, and five campuses were acquired. As a percentage of net revenues, educational services expense decreased from 57.5% to 54.3%.

   General and Administrative. General and administrative expense increased $2.4 million, or 17.1%, from $14.0 million in fiscal 1999 to $16.4 million in fiscal 2000. The increase was primarily a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees, (iii) higher management incentive compensation due to our performance, (iv) increased travel and training, and (v) one-time Year 2000 remediation expenses. As a percentage of net revenues, general and administrative expense decreased from 10.5% to 9.6%.

   Marketing and Advertising. Marketing and advertising expense increased $7.5 million, or 25.3%, from $29.7 million in fiscal 1999 to $37.2 million in fiscal 2000, primarily due to the increased volume of advertising and additional admissions staff necessary to support the 17.4% increase in starts. Also contributing to the increase was advertising cost inflation and wage increases for employees. As a percentage of net revenues, marketing and advertising expense decreased from 22.3% to 21.8%.

   Income From Operations. Income from operations increased 89.4% to $24.4 million, or 14.3% of revenues in fiscal 2000, compared to $12.9 million, or 9.7% of revenues in fiscal 1999.

   Interest Income, Net. Interest income (net of interest expense of $0.4 million) amounted to $1.7 million in fiscal 2000 compared to interest expense (net of interest income of $0.7 million) of $1.7 million in fiscal 1999. In the third quarter of fiscal 1999, we retired approximately $35.8 million of long-term debt and, as such, did not incur the related interest expense during fiscal 2000. Additionally, as a result of increased earnings and related cash flow available for investing, interest income increased by $1.3 million in fiscal 2000 when compared to fiscal 1999.

   Provision for Income Taxes. The effective income tax rate for fiscal 2000 decreased to 41.3% of income before taxes compared to 42.0% of income before taxes in fiscal 1999.

   Net Income. Net income for fiscal 2000 increased 243% to $15.4 million, or 9.0% of revenues, compared to net income of $4.5 million, or 3.4% of revenues, for fiscal 1999. Net income for fiscal 1999 includes an extraordinary loss from the early retirement of debt of $2.0 million (net of $1.5 million from income tax benefits).

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

   Net Revenues. Net revenues increased $26.5 million, or 24.9%, from $106.5 million in fiscal 1998 to $133.0 million in fiscal 1999 due primarily to a 12.4% increase in the average student population during the year and a 9.7% increase in the average tuition rate per student. At June 30, 1999, the total student population was 16,012 compared with 13,992 at June 30, 1998. Except for 151 students in the two new branches opened in March and April, 1999, the increase in student population was all "same school" growth.

   Educational Services. Educational services expense increased $10.5 million, or 15.9%, from $65.9 million in fiscal 1998 to $76.4 million in fiscal 1999. The increase was due primarily to the 14.4% increase in the student population and wage increases for employees. Additionally, a number of colleges were moved to larger upgraded facilities, two new branches were opened, and annual lease escalations took place during the year resulting in higher facility-related expenses. As a percentage of net revenues, educational services expense decreased from 61.9% to 57.5%.

   General and Administrative. General and administrative expense increased $3.2 million, or 29.5%, from $10.8 million in fiscal 1998 to $14.0 million in fiscal 1999. The increase was primarily a result of (i) additional headquarters staff to support operations, (ii) wage increases for employees, (iii) higher management incentive compensation due to our performance, (iv) increased travel and training, and (v) the one-time Year 2000 remediation expenses. As a percentage of net revenues, general and administrative expense increased from 10.1% to 10.5%. However, if the one-time Year 2000 remediation expenses were excluded, the general and administrative expense would be 9.9% of net revenues for 1999.

   Marketing and Advertising. Marketing and advertising expense increased $5.4 million, or 22.4%, from $24.3 million in fiscal 1998 to $29.7 million in fiscal 1999, primarily due to the increased volume of advertising and additional admissions staff necessary to support the 15% increase in starts. Also contributing to the increase was advertising cost inflation and wage increases for employees. As a percentage of net revenues, marketing and advertising expense decreased from 22.8% to 22.3%.

   Income From Operations. Income from operations increased 133% to $12.9 million in fiscal 1999, or 9.7% of revenues, compared to $5.5 million, or 5.2% of revenues in fiscal 1998.

   Interest Expense, Net. Net interest expense decreased $1.6 million, or 49.2%, from $3.3 million in fiscal 1998 to $1.7 million in fiscal 1999, due primarily to the repayment of debt with a portion of the proceeds from our initial public offering in February 1999.

   Provision for Income Taxes. The provision for income taxes increased $3.7 million from $1.0 million in fiscal 1998 to $4.7 million in fiscal 1999. The effective tax rate decreased from 44.7% to 42.0% as a result of a reduction in the state income tax component.

   Income before Extraordinary Loss. Income before extraordinary loss increased $5.3 million, or 433%, from $1.2 million in fiscal 1998 to $6.5 million in fiscal 1999, due primarily to the factors discussed above.

   Extraordinary Loss. In fiscal 1999 we recorded an extraordinary loss of $2.0 million (net of a $1.5 million tax benefit) related to a prepayment penalty and the write-off of deferred loan fees associated with the early extinguishment of debt with a portion of the proceeds from the initial public offering, compared to no extraordinary items in fiscal 1998.

   Net Income. Net income increased $3.3 million, or 268%, from $1.2 million in fiscal 1998 to $4.5 million in fiscal 1999 as a result of the factors discussed above.

Seasonality

   Our revenues normally fluctuate as a result of seasonal variations in our business, principally in its total student population. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period. See Note 13 of the Consolidated Financial Statements included elsewhere herein.

Liquidity and Capital Resources

   In February 2000, we entered into an Amended and Restated Loan Agreement, our "Credit Facility," for $10.0 million with Union Bank of California, which expires in September 2002. The Credit Facility includes a non-usage fee of 1/8% per year on the unused portion and borrowings will bear interest at LIBOR plus 150 basis points. At September 2002, any outstanding acquisition advances, as defined by the Credit Facility, will be converted into a three year amortizing term loan. The Credit Facility requires us to meet various financial covenants with which we were in compliance as of June 30, 2000. There were no borrowings outstanding at June 30, 2000 and June 30, 1999 and average daily borrowings outstanding amounted to $20,000 in fiscal 2000. The Credit Facility provides for a standby letter of credit sub-limit of $2.0 million, of which $218,000 was issued and $1.8 million was available as of June 30, 2000.

   Working capital amounted to $29.1 million as of June 30, 2000 and $19.1 million as of June 30, 1999 and the current ratios were 2.3:1 and 2.2:1, respectively.

   Cash flows provided by operating activities amounted to $23.6 million in fiscal 2000 compared to $5.8 million in fiscal 1999. Cash used in operating activities amounted to $3.4 million in 1998. The increase in cash provided by operating activities in fiscal 2000 was due to increased earnings, reductions in student receivables, increases in accounts payable, accrued expenses and prepaid tuition. The increase in cash provided by operating activities in fiscal 1999 was due to increases in student receivables and prepaid and other current assets, partially offset by increases in accounts payable and increases in accrued expenses, net income and prepaid tuition. Cash used in operating activities of $3.4 million in fiscal 1998 was due to increases in accounts receivable and student notes receivable, deferred income taxes and prepaid tuition.

   Cash flows used in investing activities amounted to $19.4 million in fiscal 2000, $16.1 million in fiscal 1999 and $1.7 million in fiscal 1998. The change in cash flows used in investing activities is due primarily to the acquisition of colleges, net of liabilities assumed, capital expenditures, net of proceeds from asset dispositions, and from changes in restricted cash and in marketable investments. During fiscal 2000, we completed the acquisition of substantially all of the assets of five colleges in three separate transactions for a combined purchase price of $8.3 million in cash, including $0.7 million of liabilities assumed or paid. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $7.9 million and was allocated to goodwill and is being amortized over 40 years. The acquisitions were accounted for using the purchase method of accounting and their respective results of operations are included in our consolidated results of operations since their respective acquisition dates.

   Capital expenditures amounted to $4.2 million in fiscal 2000, $2.8 million in fiscal 1999 and $1.9 million in fiscal 1998. Capital expenditures were incurred to open two new branches in each of fiscal 2000 and 1999, for purchases of equipment to accommodate the increasing student population and to continue to upgrade existing schools and equipment. Capital expenditures were also incurred to relocate, remodel and enlarge campuses. During fiscal 2000, two campuses were relocated and one campus was remodeled. During fiscal 1999, five campuses were relocated and one campus was remodeled and during fiscal 1998, six campuses were relocated and one campus was remodeled. In June 2000, we sold one of our Colorado facilities and subsequently leased the facility back at rents which approximate fair market rents. Net proceeds from the sale were approximately $2.0 million and the gain on the sale of the facility was approximately $1.0 million which will be amortized into income over the term of the lease. We believe that our capital expenditures for fiscal 2001 will approximate $6.0 million.

   During fiscal 2000 and fiscal 1999, marketable securities increased by $9.6 million and $14.5 million, respectively.

   Net cash used in financing activities amounted to $1.1 million in fiscal 2000. Net cash provided from financing activities amounted to $9.7 million in fiscal 1999 and $4.6 million in fiscal 1998. During fiscal 2000, net cash used in financing activities consisted primarily of payments on long-term debt. During fiscal 1998, net cash provided by financing activities amounted to $4.6 million and consisted primarily of proceeds from the issuance of convertible preferred stock, net of reductions in long-term debt. During fiscal 1999, net cash provided by financing activities amounted to $9.7 million primarily from the our initial public offering in February 1999.

Initial Public Stock Offering

   In February 1999, we issued and sold 2,700,000 shares of common stock at a price of $18.00 per share in our initial public offering, or "IPO." We received total net proceeds, after deduction of underwriting discounts, of approximately $45.2 million. After the IPO, we applied $1.9 million of the proceeds to the expenses of the IPO, repaid $22.6 million of senior indebtedness, including a prepayment penalty of $2.6 million, repaid $5.0 million of subordinated indebtedness, repaid $3.0 million of outstanding credit facility borrowings, redeemed $2.2 million in redeemable preferred stock, including accumulated dividends, and paid accumulated dividends of $0.5 million on convertible preferred stock. The remaining $10.0 million of proceeds were available for general corporate purposes. In conjunction with the early retirement of debt in February 1999, we recorded a $2.0 million extraordinary loss, net of tax benefit of $1.5 million, resulting from prepayment penalties and the write-off of deferred loan fees associated with the indebtedness. In February 1999, we received $187,312 from five of our executive officers as full payment for notes receivable from these executive officers, plus the accumulated interest on the notes.

   We believe that our working capital, cash flow from operations, access to operating leases and borrowings from our Credit Facility will provide us with adequate resources for ongoing operations through fiscal 2001 and currently identified expansion and planned capital expenditures.

Recent Developments

   On September 4, 2000, we signed an agreement to acquire substantially all of the assets of Educorp, Inc., a proprietary school company with four campuses in the Los Angeles metropolitan area. As of the end of August 2000, Educorp had approximately 1,375 students. The purchase price for Educorp's assets will be approximately $12.0 million in cash. On September 10, 2000, we signed an agreement to acquire substantially all of the assets of Computer Training Academy, Inc., which includes two campuses in the San Jose, California area and had approximately 500 students as of August 31, 2000. The purchase price for Computer Training Academy's assets will be approximately $5.4 million in cash. We expect to complete both of these transactions during the second quarter of fiscal 2001, subject to the satisfaction of certain customary conditions to closing and the receipt of regulatory approvals from the State of California, although we can give no assurance that these transactions will be completed at that time, or at all.

New Accounting Pronouncements

   For fiscal 2000, we were required to adopt Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" and SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." The adoptions of SOP No 98-1, and SOP No. 98-5 did not have a material impact on our presentation of financial position or results of operations.

   For fiscal 2001, we will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 is not expected to have a material adverse effect on our financial position or results of operations.

   Additionally, on or before June 30, 2001, we will be required to adopt Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 requires us to change our accounting method of revenue recognition of certain one-time non-refundable fees from immediate recognition, to amortizing the fees into revenues over the period of active enrollment of the student. We have completed preliminary calculations with respect to SAB 101 upon adoption and we anticipate a charge to earnings of approximately $0.03 per diluted common share, which will be accounted for as a cumulative effect from a change in accounting principal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Our only assets or liabilities which are subject to risks from interest rate changes are (i) mortgage debt in the aggregate amount of $2.3 million, (ii) notes receivable from students in the aggregate amount of $4.1 million, and (iii) marketable investments of $24.1 million, all as of June 30, 2000. Our mortgage debt, student notes receivable, and marketable investments are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Corinthian Colleges, Inc.:

   We have audited the accompanying consolidated balance sheets of CORINTHIAN COLLEGES, INC. (a Delaware corporation) and subsidiaries as of June 30, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corinthian Colleges, Inc. and subsidiaries, as of June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Orange County, California
August 17, 2000

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                   June 30,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................... $ 1,787 $ 4,886
  Restricted cash..............................................      10      10
  Marketable investments.......................................  14,501  24,107
  Accounts receivable, net of allowance for doubtful accounts of $3,258 and $4,363 at June 30, 1999 and 2000,
   respectively................................................  11,385  14,208
  Student notes receivable, net of allowance for doubtful
   accounts of $463 and $247 at June 30, 1999 and 2000,
   respectively................................................   1,959     919
  Deferred income taxes........................................   1,901   2,481
  Prepaid expenses and other current assets....................   4,037   4,125
                                                                ------- -------
    Total current assets.......................................  35,580  50,736
PROPERTY AND EQUIPMENT, net....................................  10,981  12,141
OTHER ASSETS:
  Intangibles, net of accumulated amortization of $3,110 and
   $4,248 at June 30, 1999 and 2000, respectively..............  21,218  27,946
  Student notes receivable, net of allowance for doubtful
   accounts of $1,435 and $934 at June 30, 1999 and 2000,
   respectively................................................   5,175   3,157
  Deposits and other assets....................................     903   1,253
                                                                ------- -------
    TOTAL ASSETS............................................... $73,857 $95,233
                                                                ======= =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................................. $ 4,828 $ 5,521
  Accrued compensation and related liabilities.................   5,749   7,722
  Accrued expenses.............................................     652   1,310
  Income tax payable...........................................   1,848   1,161
  Prepaid tuition..............................................   3,257   5,851
  Current portion of long-term debt............................     138     102
                                                                ------- -------
    Total current liabilities..................................  16,472  21,667
LONG-TERM DEBT, net of current portion.........................   3,396   2,230
DEFERRED INCOME................................................     --      808
DEFERRED INCOME TAXES..........................................     453     935
OTHER LIABILITIES..............................................     --      590
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.0001 par value:
  Common Stock, 40,000 shares authorized, 9,169 shares and
   9,172 shares issued and outstanding at June 30, 1999 and
   2000, respectively..........................................       1       1
  Nonvoting Common Stock, 2,500 shares authorized, 1,177 shares
   issued and outstanding at June 30, 1999 and 200.............     --      --
  Additional paid-in capital...................................  49,609  49,654
  Retained earnings............................................   3,926  19,348
                                                                ------- -------
    Total stockholders' equity.................................  53,536  69,003
                                                                ------- -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................. $73,857 $95,233
                                                                ======= =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                      Years Ended June 30,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
NET REVENUES.....................................  $106,486  $132,972  $170,734
                                                   --------  --------  --------
OPERATING EXPENSES:
  Educational services (including a provision for
   bad debt expense of $5,963, $7,673 and $8,760
   for the years ended June 30, 1998, 1999 and
   2000, respectively)...........................    65,927    76,425    92,757
  General and administrative.....................    10,777    13,961    16,346
  Marketing and advertising......................    24,268    29,702    37,225
                                                   --------  --------  --------
    Total operating expenses.....................   100,972   120,088   146,328
                                                   --------  --------  --------
    Income from operations.......................     5,514    12,884    24,406
INTEREST EXPENSE (INCOME), net...................     3,305     1,678    (1,681)
OTHER (INCOME)...................................       --        --       (175)
                                                   --------  --------  --------
    Income before provision for income taxes and
     extraordinary (loss)........................     2,209    11,206    26,262
PROVISION FOR INCOME TAXES.......................       988     4,703    10,840
                                                   --------  --------  --------
INCOME BEFORE EXTRAORDINARY (LOSS)...............     1,221     6,503    15,422
EXTRAORDINARY (LOSS) FROM EARLY EXTINGUISHMENT OF
 DEBT (net of tax benefit of $1,518).............       --     (2,011)      --
                                                   --------  --------  --------
NET INCOME.......................................  $  1,221  $  4,492  $ 15,422
                                                   ========  ========  ========
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Net income before extraordinary (loss).........  $  1,221  $  6,503  $ 15,422
  Less preferred stock dividends.................      (365)     (355)      --
                                                   --------  --------  --------
    Income before extraordinary (loss)
     attributable to common stockholders.........       856     6,148    15,422
  Extraordinary (loss)...........................       --     (2,011)      --
                                                   --------  --------  --------
    Net income attributable to common
     stockholders................................  $    856  $  4,137  $ 15,422
                                                   ========  ========  ========
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Basic
    Income before extraordinary (loss)...........  $   0.16  $   0.85  $   1.49
    Extraordinary (loss).........................       --      (0.28)      --
                                                   --------  --------  --------
      Net income.................................  $   0.16  $   0.57  $   1.49
                                                   ========  ========  ========
  Diluted
    Income before extraordinary (loss)...........  $   0.12  $   0.72  $   1.48
    Extraordinary (loss).........................       --      (0.24)      --
                                                   --------  --------  --------
      Net income.................................  $   0.12  $   0.48  $   1.48
                                                   ========  ========  ========
Weighted average number of common shares
 outstanding:
  Basic..........................................     5,236     7,266    10,347
                                                   ========  ========  ========
  Diluted........................................     7,125     8,549    10,425
                                                   ========  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                                       Nonvoting
                         Common Stock Common Stock                          Retained
                         ------------ ------------- Additional              Earnings       Total
                                 Par           Par   Paid-in     Notes    (Accumulated Stockholders'
                         Shares Value Shares  Value  Capital   Receivable   Deficit)      Equity
                         ------ ----- ------  ----- ---------- ---------- ------------ -------------
Balance at June 30,
 1997................... 4,924   $ 1  1,415   $ --   $ 1,374     $(187)     $(1,067)      $   121
  Redeemable Preferred
   Stock dividend
   accrual..............   --     --    --      --       --         --         (125)         (125)
  Convertible Preferred
   Stock dividend
   accrual..............   --     --    --      --       --         --         (240)         (240)
  Net income............   --     --    --      --       --         --        1,221         1,221
                         -----   ---  -----   ----   -------     -----      -------       -------
Balance at June 30,
 1998................... 4,924     1  1,415     --     1,374      (187)        (211)          977
  Redeemable Preferred
   Stock dividend
   accrual..............   --     --    --      --       --         --          (85)          (85)
  Convertible Preferred
   Stock dividend
   accrual..............   --     --    --      --       --         --         (270)         (270)
  Conversion of
   Convertible Preferred
   Stock to Common Stock
   and Nonvoting Common
   Stock................   388    --    388     --     4,934        --          --          4,934
  Conversion of
   Nonvoting Common
   Stock to Common
   Stock................   827    --   (827)    --       --         --          --            --
  Exercise of warrants
   for Common Stock and
   Nonvoting Common
   Stock................   330    --    201     --       --         --          --            --
  Issuance of Common
   Stock from initial
   public offering...... 2,700    --    --      --    43,301        --          --         43,301
  Proceeds from notes
   receivable for
   stock................   --     --    --      --       --        187          --            187
  Net income............   --     --    --      --       --         --        4,492         4,492
                         -----   ---  -----   ----   -------     -----      -------       -------
Balance at June 30,
 1999................... 9,169     1  1,177     --    49,609        --        3,926        53,536
  Exercise of Stock
   Options..............     3    --    --      --        45        --          --             45
  Net income............   --     --    --      --       --         --       15,422        15,422
                         -----   ---  -----   ----   -------     -----      -------       -------
Balance at June 30,
 2000................... 9,172   $ 1  1,177   $ --   $49,654     $  --      $19,348       $69,003
                         =====   ===  =====   ====   =======     =====      =======       =======


 The accompanying notes are an integral part of these consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                     Years Ended June 30,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income....................................... $ 1,221  $  4,492  $ 15,422
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities--
   Depreciation and amortization..................   3,051     3,445     3,798
   Deferred income taxes..........................  (1,083)      827       (98)
   Write-off of deferred financing costs..........     --        911       --
   (Gain) on disposal of assets...................     --        --       (175)
   Changes in assets and liabilities, net of
    effects from acquisitions:
     Accounts receivable..........................    (820)   (1,308)   (2,192)
     Student notes receivable.....................  (3,966)     (950)    3,058
     Income tax refund receivable.................     195       --        --
     Prepaid expenses and other assets............  (2,184)   (2,660)     (397)
     Accounts payable.............................    (420)      101       463
     Accrued expenses.............................   1,207       522     2,068
     Income tax payable...........................   1,739       109      (687)
     Prepaid tuition..............................  (2,313)      305     1,732
     Other long-term liabilities..................     --        --        590
                                                   -------  --------  --------
   Net cash provided by (used in) operating
    activities....................................  (3,373)    5,794    23,582
                                                   -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of schools and colleges, net of
  cash acquired...................................     --        --     (7,588)
 Change in restricted cash........................     250       750       --
 Capital expenditures.............................  (1,926)   (2,790)   (4,182)
 Proceeds from sale of assets.....................     --        --      2,014
 Phillips College acquisition purchase price
  adjustment......................................     --        401       --
 Increase in marketable investments...............     --    (14,501)   (9,606)
                                                   -------  --------  --------
   Net cash used in investing activities..........  (1,676)  (16,140)  (19,362)
                                                   -------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of convertible preferred
  stock...........................................   4,934       --        --
 Increase in deferred financing costs.............    (182)     (256)      --
 Borrowings under long-term debt..................   3,000     3,200       --
 Principal repayments on long-term debt...........  (3,122)  (35,835)   (1,166)
 Proceeds from initial public offering............     --     45,198       --
 Payment of redeemable preferred stock and
  accrued dividends...............................     --     (2,253)      --
 Payment of convertible preferred stock
  dividends.......................................     --       (510)      --
 Exercise of stock options........................     --        --         45
 Proceeds from notes receivable for stock.........     --        187       --
                                                   -------  --------  --------
   Net cash provided by (used in) financing
    activities....................................   4,630     9,731    (1,121)
                                                   -------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS......................................    (419)     (615)    3,099
CASH AND CASH EQUIVALENTS, beginning of year......   2,821     2,402     1,787
                                                   -------  --------  --------
CASH AND CASH EQUIVALENTS, end of year............ $ 2,402  $  1,787  $  4,886
                                                   =======  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Income taxes................................... $   334  $  2,666  $ 11,526
                                                   =======  ========  ========
   Interest....................................... $ 3,192  $  3,673  $    392
                                                   =======  ========  ========
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND
 FINANCING ACTIVITIES:
 Preferred stock dividend accrual................. $   365  $    355  $    --
                                                   =======  ========  ========
 Acquisitions of various schools and colleges--
   Fair value of assets acquired.................. $   --   $    --   $  9,051
   Net cash used in acquisitions..................     --        --      7,588
                                                   =======  ========  ========
     Liabilities assumed or incurred.............. $   --   $    --   $  1,463
                                                   =======  ========  ========

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

   The Company's primary business is the operation of band diploma-granting private, for-profit, post-secondary schools devoted to career program training primarily in the medical, technical and business fields. The Company currently operates 45 colleges located in 18 states: Virginia, West Virginia, Texas, Michigan, Massachusetts, Louisiana, California, Oregon, Colorado, Nevada, Utah, Missouri, Pennsylvania, New York, Washington, Arizona, Georgia and Florida. Revenues generated from these schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"). For further discussion see Concentration of Risk below and
Note 12--Governmental Regulation.

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Corinthian Colleges, Inc. and each of its wholly owned subsidiaries. All intercompany activity has been eliminated in consolidation.

 Financial Statement Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from estimated amounts.

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

   Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At June 30, 1999 and 2000, the unrealized loss on available-for-sale securities was immaterial.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

 Restricted Cash

   Restricted cash consists of $10,000 as required by the State of Pennsylvania Department of Education.

 Revenue Recognition

   Revenues consist primarily of tuition derived from courses taught in the Company's career colleges. Tuition revenues are recognized on a straight-line basis over the term of the applicable course. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

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

 Property and Equipment

   Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

   Furniture and equipment.................. 7 years
   Computer hardware and software........... 3-5 years
   Leasehold improvements................... Shorter of 7 years or term of lease
   Buildings................................ 39 years

 Deferred Financing Costs

   Costs incurred in connection with obtaining financing are capitalized and amortized over the maturity period of the debt and are included in deposits and other assets in the accompanying consolidated balance sheets.

 Intangible Assets

   Intangible assets consist of goodwill, trade names and course curriculum. Goodwill represents the excess of cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill is amortized using the straight-line method over 40 years. Course curriculum represents the cost of acquiring such curriculum and is amortized using the straight-line method over 15 years. Trade names represent the cost to acquire and use the names of the colleges acquired and are amortized using the straight line method over 40 years. Amortization of curriculum and trade names is included in general and administrative expenses in the accompanying consolidated statements of operations. Management evaluates the realizability of intangibles periodically as events or circumstances indicate a possible inability to recover the carrying amount. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

 Deferred Income

   The Company sold one of its Colorado facilities and subsequently leased the facility back at rents which we believe approximate fair market rents. The gain on the sale of the facility was approximately $1.0 million and will be amortized into income over the term of the lease.

 Fair Value of Financial Instruments

   The carrying value of cash and cash equivalents, restricted cash, marketable investments, receivables and accounts payable approximates the fair value. In addition, the carrying value of all borrowings approximate fair value based on interest rates currently available to the Company.

 Post Retirement Benefit Obligation

   The Company has elected to provide certain post retirement benefits to certain key employees. Accordingly, the Company has adopted SFAS No. 106 "Accounting For Postretirement Benefits Other Than Pensions". The adoption of SFAS No. 106 did not have a material effect on the Company's consolidated financial position or results of operations.

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

 Stock-Based Compensation

   In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the "disclosure only" alternative allowed under SFAS No. 123.

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

 New Accounting Pronouncements

   For fiscal 2000, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" and SOP No. 98-5, "Reporting on the Costs of

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

Start-Up Activities." The adoptions of SOP No. 98-1 and SOP 98-5 did not have a material impact on the Company's results of operations.

   For fiscal 2001, the Company will be required to adopt SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

   Additionally, on or before June 30, 2001, we will be required to adopt Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 requires us to change our accounting method of revenue recognition of certain one-time non-refundable fees from immediate recognition, to amortizing the fees into revenues over the period of active enrollment of the student. We have completed preliminary calculations with respect to SAB 101 upon adoption and we anticipate a charge to earnings of approximately $0.03 per diluted common share, which will be accounted for as a cumulative effect from a change in accounting principal.

 Concentration of Risk

   The Company extends credit for tuition to a majority of the students. A substantial portion is repaid through the student's participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the DOE requirements. Approximately 72%, 78% and 77% of the Company's revenues, on a cash basis, were collected from funds distributed under Title IV Programs of the HEA for the years ended June 30, 1998, 1999 and 2000 respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. govern all the government financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination proceeding which could have a material adverse effect to the Company.

   The Company has routinely afforded relatively short-term installment payment plans to many of its students to supplement their federally funded financial aid. During fiscal 1998, the Company expanded the internal loan program to assist students in those colleges that lost access to Federal Family Education Loans ("FFEL") (see Note 12). During fiscal 1999, various schools that had lost access to FFEL were reinstated. Accordingly, there were fewer internal loans granted during fiscal 1999 as compared to fiscal 1998. During fiscal 2000, the Company continued to reduce its reliance on the issuance of internal loans. While these loans are unsecured, the Company believes it has adequate reserves against these loan balances. However, there can be no assurance that losses will not exceed reserves. Losses in excess of reserves could have a material adverse effect on the Company's business.

NOTE 2--INITIAL PUBLIC OFFERING

   On February 10, 1999, the Company completed an initial public offering ("IPO") of Common Stock. Prior to the IPO, on February 3, 1999 the Company filed with the Delaware Secretary of State its Restated Certificate of Incorporation, which was thereby amended to provide for, among other things,
(i) an increase in the authorized capital stock of the Company to 43,000,000 shares, (ii) a 44.094522 for 1 split of all shares of the Common Stock and Nonvoting Common Stock, and (iii) a change in par value for the Common Stock and Nonvoting Common Stock to $0.0001 per share. All share and per share amounts shown in the accompanying consolidated financial statements have been retroactively adjusted to reflect this increase in authorized shares, stock split and change in par value.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

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

   In the IPO, the Company issued and sold 2,700,000 shares of Common Stock at a price of $18.00 per share. The Company received total net proceeds, after deduction of underwriting discounts, of approximately $45.2 million. Subsequent to the IPO, the Company applied $1.9 million of the proceeds to the expenses of the IPO, repaid $22.6 million of senior indebtedness, including a prepayment penalty of $2.6 million, repaid $5.0 million of subordinated indebtedness, repaid $3.0 million of outstanding credit facility borrowings, redeemed
$2.2 million in redeemable preferred stock including accumulated dividends thereon, and paid accumulated dividends of $0.5 million on convertible preferred stock. The remaining $10.0 million of proceeds were available for general corporate purposes.

NOTE 3--DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

   Prepaid expenses and other current assets consist of the following:

                                                                  June 30,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
                                                               (In thousands)
   Course materials, net.....................................  $ 1,288  $ 1,460
   Prepaids..................................................    2,549    2,492
   Other current assets......................................      200      173
                                                               -------  -------
                                                               $ 4,037  $ 4,125
                                                               =======  =======

   Property and equipment consist of the following:

                                                                  June 30,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
                                                               (In thousands)
   Furniture and equipment...................................  $ 8,231  $10,417
   Computer hardware and software............................    3,504    4,146
   Leasehold improvements....................................    1,453    3,231
   Land......................................................    2,249    1,687
   Buildings.................................................    1,178      884
                                                               -------  -------
                                                                16,615   20,365
   Less--accumulated depreciation and amortization...........   (5,634)  (8,224)
                                                               -------  -------
                                                               $10,981  $12,141
                                                               =======  =======

   Depreciation and amortization expense associated with property and equipment was $1,778,000, $2,141,000, $2,640,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   Intangible assets consist of the following:

                                                                  June 30,
                                                              -----------------
                                                                1999     2000
                                                              --------  -------
                                                               (In thousands)
   Goodwill.................................................. $  7,884  $15,750
   Curriculum................................................   11,405   11,405
   Trade names...............................................    5,039    5,039
                                                              --------  -------
                                                                24,328   32,194
   Less--accumulated amortization............................   (3,110)  (4,248)
                                                              --------  -------
                                                              $ 21,218  $27,946
                                                              ========  =======

   Amortization expense associated with intangibles was $1,120,000, $1,100,000 and $1,138,000 for the years ended June 30, 1998, 1999, and 2000, respectively.

NOTE 4--STUDENT NOTES RECEIVABLE

   Student notes receivable represent loans which have maturity dates of 6 months to 84 months from the loan origination date. The interest charged on the notes ranges from 8.25 to 18.00 percent per annum.

   The following reflects on analysis of student notes receivable at June 30, 2000:

                                                    Net     Allowance   Gross
                                                  Student      for     Student
                                                   Notes    Doubtful    Notes
                                                 Receivable Accounts  Receivable
                                                 ---------- --------- ----------
                                                         (In thousands)
   Current......................................   $  919     $247      $1,166
   Long-term....................................    3,157      934       4,091
   Add-unearned portion.........................                           634
   Add-unrecorded interest......................                         1,854
                                                                        ------
   Total........................................                        $7,745
                                                                        ======

   Payments due under student notes receivable are as follows:

                                                           Years Ending June 30,
                                                           ---------------------
                                                              (In thousands)
   2001...................................................        $2,421
   2002...................................................         1,829
   2003...................................................         1,677
   2004...................................................           974
   2005...................................................           462
   Thereafter.............................................           382
                                                                  ------
   Total..................................................        $7,745
                                                                  ======

NOTE 5--BUSINESS ACQUISITIONS

   In the first quarter of fiscal 1997, the Company entered into asset purchase agreements with Repose, Inc. and Concorde Career Colleges, Inc. to purchase certain assets and assume certain liabilities of the Bryman Colleges, in

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

Bellevue, Washington and San Jose, California for $600,000 in cash. The colleges currently offer career training in the medical and technical fields. Subsequent to the acquisition, the Bellevue location moved to Sea Tac, Washington.

   In the second quarter of fiscal 1997, the Company entered into an asset purchase agreement with Phillips Colleges, Inc. ("Phillips") to purchase certain assets and assume certain liabilities of 18 colleges currently operating under the names of Rhodes Colleges, Inc., and Florida Metropolitan University, Inc., for $6.0 million in cash. Additionally, the Company entered into a separate transaction with Phillips to purchase certain curriculum and trade names. The cost to purchase the curriculum, trade names and other intangibles was approximately $17.6 million.

   During fiscal year ended June 30, 2000 the Company completed the acquisition of substantially all of the assets of five colleges in three separate transactions for a combined purchase price of $8.3 million before working capital adjustments and liabilities assumed. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed was $7.9 million and was allocated to goodwill and is being amortized over 40 years. The acquisitions were accounted for using the purchase method of accounting and their respective results of operations are included in the consolidated results of operations of the Company since their respective acquisition dates.

NOTE 6--LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                 June 30,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
                                                              (In thousands)
   Promissory note due April 2007, with interest at 10.95%
    per annum, secured by certain land and improvements...... $ 3,528  $ 2,332
   Other.....................................................       6      --
                                                              -------  -------
                                                                3,534    2,332
   Less--current portion.....................................    (138)    (102)
                                                              -------  -------
                                                               $3,396  $ 2,230
                                                              =======  =======

   During 2000, the Company entered into a $10.0 million credit facility with Union Bank of California (the "Credit Facility"). The Credit Facility expires in September 2002 and is unsecured, bears interest at LIBOR plus 150 basis points, and includes a non-usage fee of 1/8% per year on the unused portion. Under the Credit Facility, the Company will be required to maintain certain financial and other covenants and the Company was in compliance with these covenants as of June 30, 2000. At June 30, 2000, there were no outstanding borrowings under the Credit Facility.

   Principal payments due under the long-term debt arrangements discussed above are as follows:

                                                                   Years Ending
                                                                     June 30,
                                                                  --------------
                                                                  (In thousands)
   2001..........................................................     $  102
   2002..........................................................        114
   2003..........................................................        127
   2004..........................................................        141
   2005..........................................................        158
   Thereafter....................................................      1,690
                                                                      ------
                                                                      $2,332
                                                                      ======

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTE 7--PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

   The Company is authorized to issue 500,000 shares of preferred stock. Preferred stock outstanding at June 30, 1998 consisted of Series 1 Preferred Stock, $1.00 par value ("Redeemable Preferred Stock"), Series 2 Preferred Stock, $1.00 par value ("Series 2 Convertible Preferred Stock") and Series 3 Preferred Stock, $1.00 par value ("Series 3 Convertible Preferred Stock"). As of June 30, 2000, there were no outstanding Shares of Preferred Stock.

 Redeemable Preferred Stock

   There were no issued and outstanding shares of Redeemable Preferred Stock at June 30, 2000. The Company redeemed the Redeemable Preferred Stock including accumulated dividends thereon in connection with the IPO in February 1999.

 Convertible Preferred Stock

   There are no outstanding shares of Series 2 and Series 3 Convertible Preferred Stock. All outstanding shares of the Series 2 and Series 3 Convertible Preferred Stock were converted into Nonvoting Common Stock and Common Stock, respectively, in connection with the IPO in February 1999.

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

   In connection with 2,204,726 shares of Common Stock issued on June 30, 1995, the Company entered into various Executive Stock Agreements (the "Agreements"), as amended, with each of its principal executives. Under the terms of these Agreements, the shares of Common Stock acquired by the executives vested concurrent with the Company's IPO in February 1999 (See Note 2).

   On June 30, 1995, the Company also sold 826,773 shares of Nonvoting Common Stock at $0.2268 per share to certain executives. Concurrent with the Company's IPO, and, pursuant to contractual obligations of the Company to the executives, the Nonvoting Common Stock was exchanged for an equal number of shares of Common Stock (See Note 2).

 Warrants

   The following represents a summary of the warrant activity:

                                            Years Ended June 30,
                             ---------------------------------------------------
                                   1998             1999              2000
                             ---------------- ----------------  ----------------
                                       Wt.              Wt.               Wt.
                                     Average          Average           Average
                             Shares Ex. Price Shares Ex. Price  Shares Ex. Price
                             ------ --------- ------ ---------  ------ ---------
                                (In thousands, except Wt. Average Ex. Price)
   Outstanding, beginning
    of the year............   525    $0.0005    968  $ 0.0004     --     $ --
   Granted.................   443     0.0002     --       --      --       --
   Exercised...............    --        --    (530)  (0.0002)    --       --
   Forfeited/expired.......    --        --    (438)  (0.0005)    --       --
                              ---    -------   ----  --------    ---     ----
   Outstanding, end of the
    year...................   968    $0.0004     --  $    --      --     $ --
                              ===    =======   ====  ========    ===     ====

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   The warrants granted during fiscal 1997 were issued to lenders in conjunction with loans made to the Company. No amount was allocated to these warrants because management believes the effect would not be material to the consolidated results of operations. In November 1997, in connection with the amended Senior Credit Agreement, the lenders received additional warrants equivalent to two percent of the Company on a fully diluted basis, exercisable at $0.0002 per share. These warrants were subject to forfeiture by the lenders if the Company attained certain performance criteria, as defined. In connection with the IPO, 330,362 warrants were exercised into Common Stock and 200,005 warrants were exercised into Nonvoting Common Stock during fiscal 1999. The remaining outstanding warrants were forfeited.

 Stock Options

   On April 28, 1998, the Board of Directors adopted the 1998 Performance Award Plan (the "Plan"). Under the Plan, 529,134 options, stock appreciation rights or other common stock based securities may be granted to directors, officers, employees and other eligible persons. As of June 30, 2000, approximately 153,593 shares were available for granting. Options granted under the Plan were issued at exercise prices ranging from $12.47-$23.875 per share and have expiration dates not longer than 10 years. Options granted generally vest over a period of two to five years.

   A summary of the status of the Company's stock option plan is presented below:

                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                              Shares     Price
                                                              -------  ---------
   Outstanding at June 30, 1997..............................     --    $  --
   Stock options granted during the year..................... 121,039    12.47
   Stock options exercised...................................     --       --
   Forfeitures...............................................     --       --
                                                              -------   ------
   Outstanding at June 30, 1998.............................. 121,039    12.47
   Stock options granted during the year.....................  24,000    18.00
   Stock options exercised...................................     --       --
   Forfeitures...............................................  (2,473)   12.47
                                                              -------   ------
   Outstanding at June 30, 1999.............................. 142,566    13.42
   Stock options granted during the year..................... 239,640    16.83
   Stock options exercised...................................  (3,612)   12.47
   Forfeitures...............................................  (6,665)   14.32
                                                              -------   ------
   Outstanding at June 30, 2000.............................. 371,929   $15.60
                                                              =======   ======

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding and exercisable at June 30, 2000.

          Options Outstanding                    Options Exercisable
    -----------------------------------  --------------------------------------
                             Weighted-    Weighted-                  Weighted-
                 Number       Average      Average       Number       Average
    Exercise   Outstanding   Remaining   Outstanding   Exercisable   Exercise
     Prices    at 6/30/00      Life         Price      at 6/30/00      Price
    --------   -----------   ---------   -----------   -----------   ---------
    $12.47       111,789        8.0        $12.47        54,197       $12.47
     16.00       166,500        9.2         16.00           --           --
     17.00        39,640        9.6         17.00           --           --
     18.00        24,000        8.6         18.00        12,000        18.00
     20.00        20,000        9.8         20.00           --           --
    $23.88        10,000        9.5         23.88           --           --
                 -------        ---        ------        ------       ------
                 371,929                   $15.60        66,197       $13.47
                 =======                   ======        ======       ======

   There were no stock options exercisable at June 30, 1998 and June 30, 1999.

   Pursuant to SFAS No. 123, the weighted average fair value of stock options granted during fiscal 1998, 1999 and 2000 was $4.01, $11.16 and $11.64, respectively. As discussed in Note 1, the Company elected the "disclosure alternative" allowed under SFAS No. 123. Accordingly, the Company is required to disclose pro forma net income over the vesting period of the options. As the initial 121,039 stock options were granted on the last day of the 1998 fiscal year, the pro forma effect for 1998 is immaterial.

   The following is the pro forma effect for fiscal 1999 and 2000:

                                                               Fiscal Years
                                                          ----------------------
                                                             1999       2000
                                                          ---------- -----------
                                                          (In thousands, except
                                                             per share data)
   Net income:
     As reported.........................................     $4,492     $15,422
     Pro forma...........................................     $4,315     $14,589
   Diluted earnings per share:
     As reported.........................................      $0.48       $1.48
     Pro forma...........................................      $0.46       $1.40

   For pro forma disclosure, the fair value of compensatory stock options, stock appreciation rights and other common stock based securities was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                          1998    1999    2000
                                                         ------- ------- -------
   Risk-free rate.......................................   5.54%   6.00%   6.75%
   Expected years until exercise........................ 7 years 7 years 7 years
   Expected stock volatility............................      0%     54%     64%
   Expected dividends...................................   $ --    $ --    $ --

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTE 8--WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

   The table below indicates the weighted average number of common share calculations used in computing basic and diluted net income (loss) per common share utilizing the treasury stock method:

                                                                   June 30,
                                                              ------------------
                                                              1998  1999   2000
                                                              ----- ----- ------
                                                                (In thousands)
   Basic common shares outstanding........................... 5,236 7,266 10,347
   Effects of dilutive securities:
     Warrants................................................   787   584    --
     Non-vested executive Common Stock.......................   275   166    --
     Non-vested executive Nonvoting Common Stock.............   827   498    --
     Stock options...........................................   --     35     78
                                                              ----- ----- ------
   Diluted common shares outstanding......................... 7,125 8,549 10,425
                                                              ===== ===== ======

   The computation of diluted net income per common share for the year ended June 30, 1998 did not assume the conversion of the Convertible Preferred Stock as it would have been antidilutive.

NOTE 9--INCOME TAXES

   The components of the income tax provision (benefit) are as follows:

                                                         Years Ended June 30,
                                                        -----------------------
                                                         1998     1999   2000
                                                        -------  ------ -------
                                                            (In thousands)
   Current provision:
     Federal........................................... $ 1,562  $3,178 $ 8,843
     State.............................................     510     698   2,095
                                                        -------  ------ -------
                                                          2,072   3,876  10,938
                                                        =======  ====== =======
   Deferred provision:
     Federal...........................................    (857)    615    (221)
     State.............................................    (227)    212     123
                                                        -------  ------ -------
                                                         (1,084)    827     (98)
                                                        =======  ====== =======
       Total provision for income taxes................ $   988  $4,703 $10,840
                                                        =======  ====== =======

   Actual income tax provision (benefit) differs from the income tax provision (benefit) computed by applying the U.S. federal statutory tax rate of 34% for fiscal 1998 and 1999 and 35% for fiscal 2000 to income (loss) before provision for income taxes as follows:

                                                          Years Ended June 30,
                                                          ---------------------
                                                           1998   1999   2000
                                                          ------ ------ -------
                                                             (In thousands)
   Provision at the statutory rate....................... $  751 $3,810 $ 9,192
   State income tax provision, net of federal benefit....    187    822   1,441
   Other.................................................     50     71     207
                                                          ------ ------ -------
                                                          $  988 $4,703 $10,840
                                                          ====== ====== =======

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   The components of the Company's deferred tax asset and liability are as follows:

                                                                  June 30,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
                                                               (In thousands)
   Current deferred tax asset:
     Accounts receivable allowance for doubtful accounts...... $ 1,108  $ 1,286
     Accrued vacation.........................................     429      533
     State taxes..............................................     364      662
                                                               -------  -------
       Current deferred tax asset.............................   1,901    2,481
                                                               =======  =======
   Non-current deferred tax asset (liability):
     Notes receivable allowance for doubtful accounts.........     490      301
     Depreciation.............................................    (354)    (384)
     Amortization.............................................    (589)    (852)
                                                               -------  -------
       Non-current deferred tax liability.....................    (453)    (935)
                                                               -------  -------
                                                                $1,448  $ 1,546
                                                               =======  =======

NOTE 10--COMMITMENTS AND CONTINGENCIES

 Leases

   The Company leases most of its operating facilities and various equipment under non-cancellable operating leases expiring at various dates through 2017. The facilities leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments.

   Future minimum lease payments under operating leases are as follows:

                                                                   Years Ending
                                                                     June 30,
                                                                  --------------
                                                                  (In thousands)
   2001..........................................................    $ 14,020
   2002..........................................................      12,301
   2003..........................................................       9,625
   2004..........................................................       7,520
   2005..........................................................       7,242
   Thereafter....................................................      19,510
                                                                     --------
                                                                     $ 70,218
                                                                     ========

   Rent expense for the years ended June 30, 1998, 1999 and 2000 amounted to $9,078,000, $10,126,000, and $12,441,000, respectively, and is reflected in educational services and general and administrative expense in the accompanying consolidated statements of operations.

 Legal Matters

   The Company is involved in various legal proceedings which have been routine and in the normal course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTE 11--EMPLOYEE SAVINGS PLAN

   The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code. All employees with at least one year and 1,000 hours of employment are eligible to participate. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period. Employees previously employed by each of the sellers shall vest in the plan based on total service time. Company contributions to the plan were $293,000, $333,000 and $498,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

NOTE 12--GOVERNMENTAL REGULATION

   The Company and each school are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act ("HEA"), and the regulations promulgated thereunder by DOE subject the schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA ("Title IV Programs").

   To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 2000, management believes all of the Company's schools meet these requirements.

   Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA for an additional five years (the "1998 HEA Reauthorization"). Congress reauthorized all of the Title IV Programs in which the schools participate, generally in the same form and at funding levels no less than for the prior year. Changes made by the 1998 HEA Reauthorization include (i) expanding the adverse effects on schools with high student loan default rates, (ii) increasing from 85% to 90% the portion a proprietary school's cash basis revenues that may be derived each year from the Title IV Programs, (iii) revising the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from school and (iv) giving the DOE flexibility to continue an institution's Title IV participation without interruption in some circumstances following a change of ownership or control.

   A significant component of Congress' initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rate). An institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL or FDL programs. An institution whose cohort default rate ("CDR") under certain Title IV programs for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the DOE.

   All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution's annual audited financial statements and following a change of ownership of the institution.

   Under new regulations which took effect July 1, 1998, the DOE calculates the institution's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 2000, all of the Company's schools and the Company on a consolidated basis satisfied each of the DOE's standards of financial responsibility.

   As of June 30, 1999, all schools except for four (NIT in Wyoming, Michigan; Bryman College in New Orleans, Louisiana; Bryman College (South) in San Jose, California; and Skadron College in San Bernardino, California) were eligible to receive federal funding, including loan funds. These schools were ineligible for federal loan funds as they exceeded the CDR threshold. NIT in Wyoming, Michigan was reinstated in calendar 1999 and Bryman College in New Orleans, Louisiana, Bryman College (South) in San Jose, California and Skadron College in San Bernardino, California will be eligible for reinstatement in calendar 2000.

   Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties which allege statutory violations, regulatory infractions or common law causes of action. In October 1998, the Inspector General's Office (IG) of the DOE began an examination of the Company's compliance with the 85/15 rule and to review in general the Company's administration of Title IV funds. This examination was part of a broader review conducted by the IG of proprietary institutions' compliance with these requirements. The Company provided all information and documentation requested by the IG. During fiscal 2000, the Company received the final audit report from the DOE. There were no actions taken against the Company as a result of the examination. However, there can be no assurance that other regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material adverse effect on the Company's business, results of operations or financial condition.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTE 13--QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                              Fiscal Quarters
                                      --------------------------------  Fiscal
                                       First   Second   Third  Fourth    Year
                                      -------  ------- ------- ------- --------
                                      (In thousands, except per share amounts)
            Fiscal 2000
Net revenues........................  $38,644  $42,183 $43,874 $46,033 $170,734
Income from operations..............    3,729    6,216   7,544   6,917   24,406
Net income..........................    2,379    3,852   4,659   4,532   15,422
Net income per common share
  Basic.............................  $  0.23  $  0.37 $  0.45 $  0.44 $   1.49
  Diluted...........................  $  0.23  $  0.37 $  0.45 $  0.43 $   1.48


            Fiscal 1999
Net revenues........................  $30,296  $32,974 $34,939 $34,763 $132,972
Income from operations..............    1,393    3,574   4,225   3,692   12,884
Income before extraordinary loss
 from the early retirement of debt..      295    1,518   2,352   2,338    6,503
Net income..........................      295    1,518     341   2,338    4,492
Net income per common share
  Basic--before extraordinary loss..  $  0.03  $  0.26 $  0.27 $  0.23 $   0.85
  Basic--after extraordinary loss...  $  0.03  $  0.26 $  0.03 $  0.23 $   0.57
  Diluted--before extraordinary
   loss.............................  $  0.02  $  0.19 $  0.25 $  0.23 $   0.72
  Diluted--after extraordinary
   loss.............................  $  0.02  $  0.19 $  0.03 $  0.23 $   0.48


            Fiscal 1998
Net revenues........................  $24,346  $26,440 $27,841 $27,859 $106,486
Income from operations..............       70    2,075   1,833   1,536    5,514
Net income (loss)...................     (427)     712     614     322    1,221
Net income (loss) per common share
  Basic.............................  $ (0.10) $  0.14 $  0.09 $  0.03 $   0.16
  Diluted...........................  $ (0.07) $  0.10 $  0.06 $  0.03 $   0.12

NOTE 14--LOAN TO COMPANY OFFICER

   The Company has loaned a Company officer a total of $350,000 under the terms of a promissory note and pledge agreement (the "Agreement") between the Company and the officer. The terms of the Agreement provide for an interest rate of seven percent per annum, payable on an annual basis and when the principal becomes due and payable in August 2002. As security for this loan, the officer has pledged to the Company 34,043 shares of his common stock in the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2000. The Company's executive officers are identified in Part I of this Report:

ITEM 11. EXECUTIVE COMPENSATION

   Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 16, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 16, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 16, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this Report:

     1. Index to Financial Statements

                                                                          Page
                                                                          ----
     Report of Independent Public Accountants............................  40
     Consolidated Balance Sheets as of June 30, 1999 and 2000............  41
     Consolidated Statements of Operations for the years ended June 30,
      1998, 1999
      and 2000...........................................................  42
     Consolidated Statements of Stockholders' Equity for the years ended
      June 30, 1998, 1999 and 2000.......................................  43
     Consolidated Statements of Cash Flows for the years ended June 30,
      1998, 1999
      and 2000...........................................................  44
     Notes to Consolidated Financial Statements..........................  45

     2. Financial Statement Schedules

     Schedule II--Valuation and Qualifying Accounts......................  66
     Report of Independent Public Accountants with Respect to Schedule
      II--Valuation and Qualifying Accounts..............................  67

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

   (b) Reports on Form 8-K:

     None.

                           CORINTHIAN COLLEGES, INC.

                               INDEX TO EXHIBITS

 Exhibit                                                           Incorporation
 Number                   Description of Exhibit                     Reference
 -------                  ----------------------                   -------------
  3.3 +  Restated Certificate of Incorporation..................        (b)
  3.4 +  Bylaws of the Company incorporated by reference to
         Exhibit 3.3 of the Company's Registration Statement on
         Form S-1 (Registration No. 33-59505) as filed with the
         Securities and Exchange Commission on July 21, 1998
  4.9 +  Specimen Common Stock Certificate of the Company.......        (b)
 10.12+  Amended and Restated Registration Agreement dated
         October 17, 1996, by and between the Company, Primus
         Capital Fund III Limited Partnership, The Prudential
         Insurance Company of America, BancOne Capital Partners
         II, LLC, BancOne Capital Partners II, Limited
         Partnership, David G. Moore, Paul St. Pierre, Frank J.
         McCord, Dennis L. Devereux and Lloyd W. Holland........        (a)
 10.13+  First Amendment to the Amended and Restated
         Registration Agreement dated as of November 24, 1997,
         by and between the Company, Primus Capital Fund III
         Limited Partnership, BOCP II Limited Liability Company,
         BancOne Capital Partners II, LLC, David G. Moore, Paul
         St. Pierre, Frank J. McCord, Dennis L. Devereux, Lloyd
         W. Holland and The Prudential Insurance Company of
         America ...............................................        (a)
 10.14+  Amended and Restated Executive Stock Agreement, dated
         November 24, 1997, between Corinthian Schools, Inc. and
         Dennis L. Devereux.....................................        (c)
 10.15+  Amended and Restated Executive Stock Agreement, dated
         November 24, 1997, between Corinthian Schools, Inc. and
         Lloyd W. Holland.......................................        (c)
 10.16+  Amended and Restated Executive Stock Agreement, dated
         November 24, 1997, between Corinthian Schools, Inc. and
         Frank J. McCord........................................        (c)
 10.17+  Amended and Restated Executive Stock Agreement, dated
         November 24, 1997, between Corinthian Schools, Inc. and
         David G. Moore.........................................        (c)
 10.18+  Amended and Restated Executive Stock Agreement, dated
         November 24, 1997, between Corinthian Schools, Inc. and
         Paul St. Pierre........................................        (c)
 10.35+  Rights Agreement dated October 17, 1996, between the
         Company, Corinthian Schools, Inc., Primus Capital Fund
         III Limited Partnership, BOCP II, Limited Liability
         Company, BancOne Capital Partners II, Limited
         Partnership and David G. Moore, Paul St. Pierre, Frank
         J. McCord, Dennis L. Devereux and Lloyd W. Holland.....        (a)
 10.36+  Amendment to the Rights Agreement, dated November 24,
         1997, by and between the Company, Primus Capital Fund
         III Limited Partnership, BOCP II Limited Liability
         Company, BancOne Capital Partners II, LLC, David G.
         Moore, Paul St. Pierre, Frank J. McCord, Dennis L.
         Devereux and Lloyd W. Holland .........................        (a)
 10.52+  1998 Performance Award Plan of the Company.............        (a)
 10.53+  Agreement Regarding Registration Rights and Amendment
         to Warrant dated as of January 7, 1999, by and among
         the Company, Primus Capital Fund III Limited
         Partnership, BancOne Capital Partners II, LLC and BOCP
         II, Limited Liability Company, The Prudential Insurance
         Company of America, David G. Moore, Paul St. Pierre,
         Frank J. McCord, Dennis L. Devereux and Lloyd W.
         Holland................................................        (c)
 10.54+  Amended and Restated Loan Agreement, dated February 1,
         2000 by and between Union Bank of California, N.A. and
         the Company............................................        (g)
 10.55+  Promissory Note dated August 31, 1999, by David G.
         Moore in favor of the Company..........................        (e)

 Exhibit                                                          Incorporation
 Number                   Description of Exhibit                    Reference
 -------                  ----------------------                  -------------
 10.56+  Pledge Agreement dated August 31, 1999, by and between
         David G. Moore and the Company.........................       (e)
 10.57+  Asset Purchase Agreement, dated as of September 4,
         2000, by and among Corinthian Schools, Inc., Educorp,
         Inc. and Dr. Rashed B. Elyas and Ken Boyle.............       (h)
 10.58   Asset Purchase Agreement, dated as of September 10,
         2000 by and Among Corinthian Schools, Inc., Computer
         Training Academy, Inc., and Sam Shirazi, Bahman Imani,
         Marilyn Emel, Mahammed Tahmasebi and Peter Tsuda.......
 21.1 +  List of Subsidiaries...................................       (f)
 23.1    Consent of Arthur Andersen LLP
 24.1    Power of Attorney (see signature page)
 27.1    Financial Data Schedule

--------
 + Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a) Incorporated by reference to the like-numbered exhibit of the Company's Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.

(b) Incorporated by reference to the like-numbered exhibit of the Company's Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on January 11, 1999.

(c) Incorporated by reference to the like-numbered exhibit of the Company's Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on February 1, 1999.

(d) Incorporated by reference to Exhibit 99.1 of the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on March 4, 1999.

(e) Incorporated by reference to the like-numbered exhibit of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 27, 1999.

(f) Incorporated by reference to Exhibit 1.1 of the Company's Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on February 1, 1999.

(g) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 12, 2000.

(h) Incorporated by reference to the like-numbered exhibit of the Company's Registration Statement on Form S-3 (Registration No. 333-45510), as filed with the Securities and Exchange Commission on September 11, 2000.

                        SIGNATURES AND POWER OF ATTORNEY

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Corinthian Colleges, Inc.

                                                    /s/  David G. Moore
                                          By: _________________________________
                                                       David G. Moore
                                                 President, Chief Executive
                                              Officer and Director (Principle
                                                     Executive Officer)
                                                     September 18, 2000

                                                    /s/  Dennis N. Beal
                                          By: _________________________________
                                                       Dennis N. Beal
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principle Financial and
                                             Accounting Officer) September 18,
                                                            2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints David G. Moore and Dennis N. Beal, or either of them, as attorneys-in-fact and agents to execute and file with the applicable regulatory authorities any amendment to this report on his or her behalf individually and in each capacity stated below.

            Signature                          Title                       Date
            ---------                          -----                       ----

      /s/  David G. Moore          President, Chief Executive       September 18, 2000
_________________________________   Officer and Director
         David G. Moore             (Principal Executive
                                    Officer)

     /s/  Paul St. Pierre          Executive Vice President and     September 18, 2000
_________________________________   Director
         Paul St. Pierre

      /s/  Loyal Wilson            Director                         September 18, 2000
_________________________________
          Loyal Wilson

    /s/  Jack D. Massimino         Director                         September 18, 2000
_________________________________
        Jack D. Massimino

   /s/  Linda Arey Skladany        Director                         September 18, 2000
_________________________________
       Linda Arey Skladany

    /s/  Dr. Carol D'Amico         Director                         September 18, 2000
_________________________________
        Dr. Carol D'Amico


                           CORINTHIAN COLLEGES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at Charged to            Balance at
                                    Beginning  Costs and               End of
                                     of Year    Expenses  Deductions    Year
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Allowance for doubtful accounts
  Accounts receivable:
    Year ended June 30, 1998.......   $2,763     $4,255    $(3,499)    $3,519
    Year ended June 30, 1999.......    3,519      7,013     (7,274)     3,258
    Year ended June 30, 2000.......    3,258      7,874     (6,769)     4,363
  Student notes receivable:
    Year ended June 30, 1998.......      861      1,708       (283)     2,286
    Year ended June 30, 1999.......    2,286        660     (1,048)     1,898
    Year ended June 30, 2000.......   $1,898     $  886    $(1,603)    $1,181

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Corinthian Colleges, Inc.

   We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Corinthian Colleges, Inc. (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated August 17, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Orange County, California
August 17, 2000