Form 10-Q
period 2000-09-30
CORINTHIAN COLLEGES INC
filed 2000-11-14
CIK 1066134

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes    X       No  _____
     -----

At October 10, 2000, there were 10,350,235 shares of Common Stock and Nonvoting Common Stock of the Registrant outstanding.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES


                                     INDEX

PART I - FINANCIAL INFORMATION                                                       PAGE NO.
------------------------------                                                       --------
     Item 1.  Unaudited Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at
              June 30, 2000 and September 30, 2000....................................      3

              Condensed Consolidated Statements of Operations (Unaudited) for the
              three months ended September 30, 1999 and 2000..........................      4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the
              three months ended September 30, 1999 and 2000..........................      5

              Notes to Unaudited Condensed Consolidated Financial Statements..........      6

     Item 2.  Management's Discussion and Analysis of Financial.......................      6
              Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk...............      9

PART II - OTHER INFORMATION
---------------------------


     Item 1.  Legal Proceedings.......................................................      9
     Item 2.  Changes in Securities and Use of Proceeds...............................      9
     Item 3.  Defaults Upon Senior Securities.........................................     10
     Item 4.  Submission to a Vote of Security Holders................................     10
     Item 5.  Other Information.......................................................     10
     Item 6.  Exhibits................................................................     11

SIGNATURES............................................................................     12
----------

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                              June 30,      September 30,
                                                                                                2000            2000
                                                                                            -----------     -------------
                                        ASSETS
----------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents.........................................................          $ 4,886         $    743
  Restricted cash...................................................................               10               10
  Marketable investments............................................................           24,107           30,831
  Accounts receivable, net of allowance for doubtful accounts of
    $4,363 and $4,138 at June 30, 2000 and September 30, 2000,
    respectively....................................................................           14,208           19,025
  Student notes receivable, net of allowance for doubtful accounts of
    $247 and $378 at June 30, 2000 and September 30, 2000, respectively.............              919            1,228
  Deferred income taxes.............................................................            2,481            2,188
  Prepaid expenses and other current assets.........................................            4,125            4,200
                                                                                              -------         --------
      Total current assets..........................................................           50,736           58,225
PROPERTY AND EQUIPMENT, net.........................................................           12,141           12,733
OTHER ASSETS:
  Intangibles, net of accumulated amortization of $4,248 and $4,563 at
    June 30, 2000 and September 30, 2000, respectively..............................           27,946           27,647
  Student notes receivable, net of allowance for doubtful accounts of
    $934 and $1,216 at June 30, 2000 and September 30, 2000, respectively...........            3,157            2,732
  Deposits and other assets.........................................................            1,253            1,352
                                                                                              -------         --------
      TOTAL ASSETS.....................................................................       $95,233         $102,689
                                                                                              =======         ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------
CURRENT LIABILITIES:
 Accounts payable..................................................................           $ 5,521         $  5,652
 Accrued compensation and related liabilities......................................             7,722            8,408
 Accrued expenses..................................................................             1,310            1,253
 Income tax payable................................................................             1,161            3,161
 Prepaid tuition...................................................................             5,851            6,367
 Current portion of long-term debt.................................................               102              105
                                                                                              -------         --------
  Total current liabilities........................................................            21,667           24,946
LONG-TERM DEBT, net of current portion.............................................             2,230            2,202
DEFERRED INCOME....................................................................               808              775
DEFERRED INCOME TAXES..............................................................               935              747
OTHER LIABILITIES..................................................................               590              592
STOCKHOLDERS' EQUITY:
 Common Stock, $0.0001 par value:
  Common Stock, 40,000 shares authorized, 9,172 shares and 9,173 shares issued and outstanding at June 30, 2000 and September 30, 2000,
     respectively..................................................................                 1                1
  Nonvoting Common Stock, 2,500 shares authorized, 1,177 shares issued
    and outstanding at June 30, 2000 and September 30, 2000 respectively...........                 -                -
 Additional paid-in capital........................................................            49,654           49,666
 Retained earnings.................................................................            19,348           23,760
                                                                                              -------         --------
  Total stockholders' equity.......................................................            69,003           73,427
                                                                                              -------         --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................           $95,233         $102,689
                                                                                              =======         ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)
                                  (Unaudited)

                                                                  Three Months Ended
                                                                     September  30,
                                                                -----------------------
                                                                 1999            2000
                                                                -------         -------
NET REVENUE..........................................           $38,644         $51,793
OPERATING EXPENSES:
  Educational services...............................            21,561          27,854
  General and administrative.........................             3,875           4,555
  Marketing and advertising..........................             9,479          12,483
                                                                -------         -------
          Total operating expenses...................            34,915          44,892
                                                                -------         -------
INCOME FROM OPERATIONS...............................             3,729           6,901
     Interest (income), net..........................              (374)           (576)
                                                                -------         -------
INCOME BEFORE PROVISION FOR INCOME TAXES.............             4,103           7,477
     Provision for income taxes......................             1,724           3,065
                                                                -------         -------
NET INCOME...........................................           $ 2,379         $ 4,412
                                                                =======         =======

Income per common share:
     Basic...........................................           $  0.23         $  0.43
                                                                =======         =======
     Diluted.........................................           $  0.23         $  0.42
                                                                =======         =======

Weighted average number of shares outstanding:
     Basic...........................................            10,346          10,350
                                                                =======         =======
     Diluted.........................................            10,397          10,588
                                                                =======         =======


 The accompanying notes are an integral part of these consolidated statements.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                                     September  30,
                                                                                                     --------------
                                                                                               1999                 2000
                                                                                              -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................................................             $ 2,379              $ 4,412
 Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities--
          Depreciation and amortization..........................................                 901                1,043
          Deferred income taxes..................................................                  96                  105
          Changes in assets and liabilities:
              Accounts receivable................................................              (4,326)              (4,817)
              Student notes receivable...........................................                 962                  116
              Prepaid expenses and other assets..................................                (272)                (195)
              Accounts payable...................................................                (311)                 131
              Accrued expenses...................................................                (435)                 632
              Income tax payable.................................................                 333                2,000
              Prepaid tuition....................................................               1,997                  516
              Other long term liabilities........................................                   -                  (31)
                                                                                              -------              -------
          Net cash provided by (used in) operating activities....................               1,324                3,912
                                                                                              -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in marketable investments, net...........................................               1,376               (6,724)
 Capital expenditures............................................................                (489)              (1,315)
 Unrealized loss on marketable investments.......................................                 (17)                   -
                                                                                              -------              -------
          Net cash provided by (used in) investing activities....................                 870               (8,039)
                                                                                              -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments on long-term debt..........................................                 (34)                 (28)
 Exercise of stock options.......................................................                   -                   12
                                                                                              -------              -------
          Net cash provided by (used in) financing activities....................                 (34)                 (16)
                                                                                              -------              -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................               2,160               (4,143)
CASH AND CASH EQUIVALENTS, beginning of period...................................               1,787                4,886
                                                                                              -------              -------
CASH AND CASH EQUIVALENTS, end of period.........................................             $ 3,947              $   743
                                                                                              =======              =======


 The accompanying notes are an integral part of these consolidated statements.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  The Company and Basis of Presentation

          Corinthian Colleges, Inc. (the "Company") is in the business of operating degree and diploma granting private, for-profit post-secondary schools devoted to career program training primarily in the medical, technical and business fields.

          The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operation of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on September 18, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of results that could be expected for the entire fiscal year.

          The consolidated financial statements as of September 30, 2000 and for the three months then ended are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 -  Marketable Investments

          Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Debt and Equity Securities" requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

  Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At September 30, 2000, the unrealized loss on available-for-sale securities was immaterial.

Note 3 -  Weighted Average Number of Common Shares Outstanding

          The table below indicates the weighted average number of common share calculations used in computing basic and diluted net income per common share utilizing the treasury stock method (in thousands):

                                                Three Months Ended
                                                  September 30,
                                                1999          2000
                                               ------        ------
Basic common shares outstanding...........     10,346        10,350
Effects of dilutive securities:
  Stock options...........................         51           238
                                               ------        ------
Diluted common shares outstanding:........     10,397        10,588
                                               ======        ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "estimates,"

"anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would," or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company's tuition pricing, and other factors, including those discussed under the heading entitled "Risks Related to Our Business" in the Company's Annual Report on Form 10-K (File No. 0-25283) and other documents periodically, filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the aforementioned Report on Form 10-K.

Results of Operations

          Comparisons of results of operations between the first fiscal quarter of 2001 and the first fiscal quarter of 2000 are difficult due to the acquisitions of five campuses and the opening of two branch campuses in fiscal 2000 and the opening of one branch campus in the first quarter of fiscal 2001.

The following table summarizes the Company's operating results as a percentage of net revenue for the three months ended September 30:



                                                                       1999                2000
                                                                   ------------        -----------
          Statement of Operations Data:
          Net revenue.....................................            100.0%              100.0%
                                                                   ------------        -----------

          Operating expenses:
          Educational services............................             55.8                53.8
          General and administrative......................             10.0                 8.8
          Marketing and advertising.......................             24.5                24.1
                                                                   ------------        -----------
          Total operating expenses........................             90.3                86.7
                                                                   ------------        -----------
          Income from operations..........................              9.7                13.3

          Interest (income), net..........................             (1.0)               (1.1)
                                                                   -------------------------------

          Income before income taxes......................             10.7                14.4
          Provision for income taxes......................              4.5                 5.9
                                                                   ------------        -----------
          Net income......................................              6.2%                8.5%
                                                                   ============        ===========


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

          Net Revenues. Net revenues increased $13.1 million, or 34.0%, from $38.6 million in the first quarter of fiscal 2000 to $51.8 million in the first quarter of fiscal 2001, due primarily to a 24.7% increase in the student population at quarter end and a 9.3% increase in the average tuition rate per student. At September 30, 2000, the total student population was 21,560, compared with 17,291 at September 30, 1999.

          Educational Services. Educational services expense increased $6.3 million, or 29.2%, from $21.6 million in the first quarter of fiscal 2000 to $27.9 million in the first quarter of fiscal 2001, due primarily to the expenses required to support the 24.7% increase in student population, wage increases for employees and increases in bad debt expense due to an increase in receivables. As a percentage of net revenue, educational services expense decreased from 55.8% to 53.8%.

          General and Administrative. General and administrative expense increased $0.7 million, or 17.6%, from $3.9 million in the first quarter of fiscal 2000 to $4.6 million in the first quarter of fiscal 2001, primarily as a result of (i) additional headquarters staff required to support our school operations, (ii) wage increases for employees, and (iii) increased performance bonus accrual. As a percentage of net revenue, general and administrative expense decreased from 10.0% to 8.8%.

          Marketing and Advertising. Marketing and advertising expense increased $3.0 million, or 31.7%, from $9.5 million in the first quarter of fiscal 2000 to $12.5 million in the first quarter of fiscal 2001, primarily as a result of increased advertising and additional staff necessary to support the 27.8% increase in starts in the first quarter of fiscal 2001. Also contributing to the increase in marketing and advertising expense was inflation in advertising cost and wage increases for employees. As a percentage of net revenue, marketing and advertising expense decreased from 24.5% to 24.1%.

          Interest Income, Net. Net interest income increased $0.2 million, or 54.0%, from $0.4 million in the first quarter of fiscal 2000 to $0.6 million in the first quarter of fiscal 2000 primarily due to the increased level of marketable investments.

          Provision for Income Taxes. The Company's effective income tax rate decreased from 42.0% in the first quarter of fiscal 2000 to 41.0% in the first quarter of fiscal 2001 due to timing impacts.

          Net Income. Net income increased $2.0 million, or 85.5%, from $2.4 million in the first quarter of fiscal 2000 to $4.4 million in the first quarter of fiscal 2001, due primarily to the factors discussed above.

          Earning per Common Share. Earnings per diluted common share increased $0.19, or 82.6%, from $0.23 in the first quarter of fiscal 2000 to $0.42 in the first quarter of fiscal 2001.

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

Liquidity and Capital Resources

          The Company typically funds its operating activities from cash flow generated from its operations and from the periodic use of its revolving line of credit. In February 2000, the Company entered into an Amended and Restated Loan Agreement, our "Credit Facility," for $10.0 million with Union Bank of California which expires in September 2002. The Credit Facility includes a non-usage fee of 1/8% per year on the unused portion and borrowings will bear interest at LIBOR plus 150 basis points. At September 2002, any outstanding Acquisition Advances, as defined, will be converted into a three year amortizing term loan. The Credit Facility contains certain financial covenants and the Company was in compliance with these covenants as of June 30, 2000 and September 30, 2000. There were no borrowings outstanding at June 30, 2000 and September 30, 2000.

          Cash provided by operating activities amounted to $3.9 million in the first quarter of fiscal 2001 compared to $1.3 million provided by operating activities in the same period of fiscal 2000. Working capital amounted to $33.3 million as of September 30, 2000 and $29.1 million as of June 30, 2000 and the current ratio was 2.3:1 as of both dates. The increase in working capital was due primarily to favorable operating results during the period. Fluctuations in working capital and current ratios are typical in our industry.

          Cash used in investing activities amounted to $8.0 million in the first quarter of fiscal 2001 compared to cash provided by investing activities of $0.9 million in the first quarter of fiscal 2000. The increase in cash used in investing activities was primarily due to the change in marketable securities of $6.7 million in the first quarter of fiscal 2001 compared to cash provided by the change in marketable securities of $1.4 million for the same period of fiscal 2000. Capital expenditures increased to $1.3 million in the first quarter of fiscal 2001 from $0.5 million in the same period in fiscal 2000. The increase was primarily due to the remodeling and relocation of existing campuses and information systems expenditures. We believe our cash capital expenditures for fiscal 2001 will be approximately $6.0 million.

          Cash used in financing activities for the first fiscal quarters of 2000 and 2001 amounted to $34,000 and $16,000, respectively, and consisted of payments on long-term debt, net of proceeds from stock option exercises.

Subsequent Events

          On October 4, 2000, the Company completed a secondary stock offering which included 200,000 shares offered by the Company and 3,250,000 shares offered by stockholders. Net proceeds to the Company from the sale of the 200,000 shares is estimated to be approximately $8.9 million after deducting fees and expenses of the offering.

          On October 24, 2000, the Company completed the acquisition of substantially all of the assets of Educorp, Inc., which includes four campuses in the Los Angeles metropolitan area. As of the end of August 2000, Educorp had approximately 1,375 students. The purchase price for these assets was approximately $12.0 million in cash.

          On November 2, 2000, the Company completed the acquisition of substantially all of the assets of Computer Training Academy, Inc., which includes two campuses in the San Jose, California area and had approximately 500 students as of August 31, 2000. The purchase price for Computer Training Academy was approximately $5.4 million in cash.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

          The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The only assets or liabilities of the Company which are subject to risks from interest rate changes are (i) the mortgage debt of the Company in the aggregate amount of $2.3 million, (ii) notes receivable from students for the aggregate amount of $4.0 million, and (iii) marketable investments of $30.8 million, all at September 30, 2000. The mortgage debt of the Company, the student notes receivable, and the marketable investments are all at fixed interest rates. The Company does not believe it is subject to material risks from reasonably possible near-term changes in market interest rates.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

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

Item 2.   Changes in Securities and Use of Proceeds

          On October 4, 2000, the Company sold 200,000 shares of common stock at a public offering price of $50.00 per share. The net proceeds from the sale totaled approximately $8,868,000, after deducting the underwriting discount and the estimated offering expenses payable by the Company. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission to a Vote of Security Holders

          None

Item 5.   Other Information

          The following table sets forth the final Cohort Default Rates for our institutions for federal fiscal years 1997 and 1998. The Department of Education issued final Cohort Default Rates for federal fiscal year 1998 in October 2000.




                          Institution                                                              1997              1998
                          -----------                                                              ----              ----
Degree-Granting Colleges
Blair College, Colorado Springs, CO...................................................             13.9%             15.2%
Duff's Business Institute, Pittsburgh, PA.............................................             21.8%             23.3%
FMU - Orlando (North, South, Melbourne), FL(1)........................................             22.5%             15.6%
FMU - Pinellas (Lakeland), FL(1)......................................................             21.3%             19.0%
FMU - Tampa (Brandon), FL(1)..........................................................             18.7%             16.5%
Ft. Lauderdale College, FL............................................................             25.5%             13.5%
Las Vegas College, NV.................................................................             17.1%             11.1%
Mountain West College, Salt Lake City, UT.............................................             23.0%             16.1%
Parks College North and South, CO(1)..................................................             15.2%             15.2%
Rochester Business Institute, Rochester, NY...........................................             23.2%             23.1%
Springfield College, Springfield, MO..................................................             21.1%             22.0%
Western Bus. College (Portland, OR and Vancouver, WA)(1)..............................             18.1%             13.3%
Rhodes College, Phoenix, AZ...........................................................             18.5%             18.6%

Diploma-Granting Colleges(2)
Bryman Institute, Brighton, MA........................................................             23.8%             17.5%
Bryman College, El Monte, CA..........................................................             17.4%             14.9%
Bryman College, Gardena, CA...........................................................             19.2%             11.4%
Bryman College, Los Angeles, CA.......................................................             13.5%             13.2%
Bryman College, Anaheim, CA...........................................................             17.0%              9.4%
Bryman College, San Francisco, CA.....................................................             19.6%             14.1%
Bryman College, San Jose No., CA......................................................             23.1%             10.5%
Bryman College, San Jose South, CA (New Orleans, LA)(1)...............................             16.0%             16.7%
Bryman College, Sea Tac, WA...........................................................              6.6%             17.3%
Bryman College, Reseda, CA............................................................             19.1%             13.7%
Georgia Medical Institute (Atlanta, Jonesboro and Marrietta, GA)......................             22.2%             14.9%
Kee Business College, Newport News, VA(3).............................................             30.1%             20.0%
NIT, Cross Lanes, WV..................................................................             18.0%             16.9%
NIT, San Antonio, TX(3)...............................................................             22.5%             17.2%
NIT, Southfield, MI...................................................................             12.6%             16.5%
NIT, Wyoming, MI......................................................................             13.8%             17.4%
Skadron College, San Bernardino, CA...................................................             23.2%              2.4%

(1) Indicates additional location wherein Cohort Default Rates are blended with the main campus.

(2) The list of Diploma-Granting Colleges does not include Harbor Medical College in Torrance, California, because the first student who received Title IV funds did not begin repayment until after the end of federal fiscal year 1998.

(3) The Cohort Default Rates for Chesapeake, Virginia and Houston, Texas are calculated as blended rates with Kee Business College in Newport News, Virginia, and NIT for San Antonio, Texas, respectively.

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



                              CORINTHIAN COLLEGES, INC.



November 14, 2000              /s/ David G. Moore
                              ------------------------------------------------
                                   David G. Moore
                                   President and Chief Executive Officer
                                   (Principle Executive Officer)


November 14, 2000              /s/ Dennis N. Beal
                              ------------------------------------------------
                                   Dennis N. Beal
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principle Accounting Officer)