Form 10-Q
period 2000-12-31
CORINTHIAN COLLEGES INC
filed 2001-02-14
CIK 1066134

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Yes   X     No
     ---        ---

At February 1, 2001, there were 21,166,649 shares of Common Stock and Nonvoting Common Stock of the Registrant were outstanding.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES



                                     INDEX



PART I - FINANCIAL INFORMATION                                                         PAGE NO.
------------------------------                                                         --------
     Item 1.   Unaudited Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited) at
               June 30, 2000 and December 31, 2000........................................3

               Condensed Consolidated Statements of Operations (Unaudited) for the
               three and six months ended December 31, 1999 and 2000......................4

               Condensed Consolidated Statements of Cash Flows (Unaudited) for the
               six months ended December 31, 1999 and 2000................................5

               Notes to Unaudited Condensed Consolidated Financial Statements.............6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................7

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk................12


PART II - OTHER INFORMATION
---------------------------

     Item 1.   Legal Proceedings.........................................................12
     Item 2.   Changes in Securities and Use of Proceeds.................................12
     Item 3.   Defaults Upon Senior Securities...........................................12
     Item 4.   Submission of Matters to a Vote of Security Holders.......................12
     Item 5.   Other Information.........................................................13
     Item 6.   Exhibits..................................................................13

SIGNATURES...............................................................................14
----------

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                             June 30,         December 31,
                                                                                              2000               2000
                                                                                            ---------         -----------
                                      ASSETS
--------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents...........................................................      $ 4,886            $ 7,253
  Restricted cash.....................................................................           10              1,210
  Marketable investments..............................................................       24,107             16,544
  Accounts receivable, net of allowance for doubtful accounts of
    $4,363 and $6,841 at June 30, 2000 and December 31, 2000,
    respectively......................................................................       14,208             26,072
  Student notes receivable, net of allowance for doubtful accounts of
    $247 and $334 at June 30, 2000 and December 31, 2000, respectively................          919                814
  Deferred income taxes...............................................................        2,481              3,830
  Prepaid expenses and other current assets...........................................        4,125              5,407
                                                                                            -------           --------
    Total current assets..............................................................       50,736             61,130
PROPERTY AND EQUIPMENT, net...........................................................       12,141             15,646
OTHER ASSETS:
  Intangibles, net of accumulated amortization of $4,248 and $4,946 at June 30,
     2000 and December 31, 2000, respectively.........................................       27,946             40,422
  Student notes receivable, net of allowance for doubtful accounts of
     $934 and $1,001 at June 30, 2000 and December 31, 2000, respectively.............        3,157              2,433
  Deposits and other assets...........................................................        1,253              1,109
                                                                                            -------           --------
    TOTAL ASSETS......................................................................      $95,233           $120,740
                                                                                            =======           ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable....................................................................      $ 5,521           $  6,776
  Accrued compensation and related liabilities........................................        7,722              8,200
  Accrued expenses....................................................................        1,310              1,465
  Income tax payable..................................................................        1,161              3,682
  Prepaid tuition.....................................................................        5,851              6,433
  Current portion of long-term debt...................................................          102                194
                                                                                            -------           --------
    Total current liabilities.........................................................       21,667             26,750
                                                                                            -------           --------
LONG-TERM DEBT, net of current portion................................................        2,230              2,347
DEFERRED INCOME.......................................................................          808                720
DEFERRED INCOME TAXES.................................................................          935                846
OTHER LONG-TERM LIABILITIES...........................................................          590                889
STOCKHOLDERS' EQUITY:
  Common Stock, $0.0001 par value:
    Common Stock, 40,000 shares authorized, 18,345 and 20,596 shares issued and outstanding at June 30, 2000 and December 31, 2000,
      respectively....................................................................            1                  2
    Nonvoting Common Stock, 2,500 shares authorized, 2,353 and 557 shares
      issued and outstanding at June 30, 2000 and December 31, 2000, respectively.....            -                  -

 Additional paid-in capital...........................................................       49,654             58,848
 Retained earnings....................................................................       19,348             30,338
                                                                                            -------           --------
    Total stockholders' equity........................................................       69,003             89,188
                                                                                            -------           --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................      $95,233           $120,740
                                                                                            =======           ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                  (Unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                   December  31,                  December 31,
                                                             ------------------------       ------------------------
                                                              1999            2000           1999             2000
                                                             -------         -------        -------         --------

NET REVENUE..........................................        $42,184         $60,768        $80,828         $112,561
                                                             -------         -------        -------         --------
OPERATING EXPENSES:
  Educational services...............................         23,020          31,511         44,581           59,365
  General and administrative.........................          4,266           5,514          8,141           10,069
  Marketing and advertising..........................          8,682          13,177         18,161           25,660
                                                             -------         -------        -------         --------
     Total operating expenses........................         35,968          50,202         70,883           95,094
                                                             -------         -------        -------         --------

INCOME FROM OPERATIONS...............................          6,216          10,566          9,945           17,467

  Interest (income), net.............................           (366)           (587)          (740)          (1,163)
                                                             -------         -------        -------         --------
INCOME BEFORE PROVISION FOR INCOME TAXES.............          6,582          11,153         10,685           18,630

  Provision for income taxes.........................          2,730           4,575          4,454            7,640
                                                             -------         -------        -------         --------
NET INCOME...........................................        $ 3,852         $ 6,578        $ 6,231         $ 10,990
                                                             =======         =======        =======         ========

Income per common share:
  Basic..............................................          $0.19           $0.31          $0.30            $0.53
                                                             =======         =======        =======         ========
  Diluted............................................          $0.19           $0.30          $0.30            $0.51
                                                             =======         =======        =======         ========

Weighted average number of common shares
 Outstanding:
  Basic..............................................         20,691          21,120         20,692           20,910
                                                             =======         =======        =======         ========
  Diluted............................................         20,829          21,757         20,812           21,477
                                                             =======         =======        =======         ========


  The accompanying notes are an integral part of these condensed consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                        December  31,
                                                                                     -------------------
                                                                                      1999        2000
                                                                                     -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................................................    $ 6,231    $ 10,990
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities--
     Depreciation and amortization...............................................      1,815       2,177
     Deferred income taxes.......................................................        (77)     (1,438)
     Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable.....................................................     (2,843)    (10,551)
         Student notes receivable................................................      2,443         829
         Prepaid expenses and other assets.......................................       (640)       (911)
         Accounts payable........................................................        264       1,156
         Accrued expenses........................................................       (152)        640
         Income tax payable......................................................        149       2,521
         Prepaid tuition.........................................................      1,745        (194)
         Other long term liabilities.............................................          -         240
                                                                                     -------    --------
     Net cash provided by (used in) operating activities.........................      8,935       5,459
                                                                                     -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of schools, net of cash acquired....................................          -     (15,199)
 Change in restricted cash.......................................................          -      (1,200)
 Change in marketable investments, net...........................................     (1,273)      7,563
 Capital expenditures............................................................     (1,929)     (3,395)
                                                                                     -------    --------
   Net cash provided by (used in) investing activities...........................     (3,202)    (12,231)
                                                                                     -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments on long-term debt..........................................        (70)        (55)
 Proceeds from secondary stock offering, net.....................................          -       8,821
 Exercise of stock options.......................................................          -         373
                                                                                     -------    --------
   Net cash provided by (used in) financing activities...........................        (70)      9,139
                                                                                     -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................      5,663       2,367
CASH AND CASH EQUIVALENTS, beginning of period...................................      1,787       4,886
                                                                                     -------    --------
CASH AND CASH EQUIVALENTS, end of period.........................................    $ 7,450    $  7,253
                                                                                     =======    ========





  The accompanying notes are an integral part of these condensed consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The Company and Basis of Presentation

     Corinthian Colleges, Inc. (the "Company") operates degree and diploma granting private, for-profit post-secondary schools devoted to career program training with curricula in the disciplines of healthcare, business, information technology and criminal justice.

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operation of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on September 18, 2000. The results of operations for the three months and six months ended December 31, 2000 are not necessarily indicative of results that could be expected for the entire fiscal year.

     The condensed consolidated financial statements as of December 31, 2000 and for the three months and six months then ended are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Marketable Investments

     Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Debt and Equity Securities" requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

     Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At December 31, 2000, the unrealized loss on available-for-sale securities was immaterial.

Note 3 - Weighted Average Number of Common Shares Outstanding

     On October 4, 2000, the Company completed a secondary stock offering which included 200,000 shares sold by the Company.

     On November 16, 2000, the Company announced a two-for-one split of the Company's common stock effected in the form of a stock dividend. Stockholders of record at the close of business on November 30, 2000 received one additional share for each share of common stock held on that date. The Company selected December 15, 2000 as the stock dividend payable date and all share and per share amounts have been restated to reflect the stock split as of the beginning of each period presented.

     The table below indicates the weighted average number of common share calculations used in computing basic and diluted net income per common share utilizing the treasury stock method:


                                                           Three Months Ended     Six Months Ended
                                                              December 31,          December 31,
                                                           ------------------    ------------------
                                                                         (in thousands)
                                                             1999       2000       1999       2000
                                                            ------     ------     ------     ------
Basic common shares outstanding.....................        20,691     21,120     20,692     20,910
Effects of dilutive securities:
  Stock options.....................................           138        637        120        567
                                                            ------     ------     ------     ------
Diluted common shares outstanding:..................        20,829     21,757     20,812     21,477
                                                            ======     ======     ======     ======

Note 4 - Business Acquisitions

     On October 23, 2000, the Company completed the acquisition of substantially all of the assets of Educorp, Inc., which included four campuses in the greater
Los Angeles metropolitan area.    The purchase price was approximately $12.0
million before working capital adjustments. The amount paid in excess of fair market value of the assets acquired, net of liabilities assumed was $7.9 million and was allocated to goodwill and will be amortized over 40 years. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated results of operations of the Company since the acquisition date.

     On November 1, 2000, the Company completed the acquisition of substantially all of the assets of Computer Training Academy ("CTA"), which included two campuses, one each in San Jose and Pleasanton, California. The purchase price was approximately $5.4 million before working capital adjustments and liabilities assumed. The amount paid in excess of fair market value of the assets acquired, net of liabilities assumed was $4.9 million and was allocated to goodwill and will be amortized over 40 years. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated results of operations of the Company since the acquisition date.


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

     The Company provides post secondary education and offers both diploma and degree granting programs. Diploma programs generally have a duration of 8-19 months, depending on the course of study. Associate's degree programs have a duration of 18-24 months, bachelor's degree programs last 36-48 months and master's degree programs have a duration of 24 months, except for the executive MBA, which is a twelve month program.

     The following table, as of February 1, 2001, reflects our schools, their locations and principal curricula. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and/or electronics (IT), and criminal justice (CJ).


                                                   Principal                                                               Principal
Degree-Granting Colleges                           Curricula                     Diploma-Granting Colleges                 Curricula
---------------------------------------------    -------------      ---------------------------------------------------    ---------

Blair College, Colorado Springs, CO..........    HC, B, IT, CJ      Bryman, Brighton, MA................................      HC
Duff's, Pittsburgh, PA.......................    HC, B, IT, CJ      Bryman, El Monte, CA................................   HC, B, IT
FMU, Brandon, FL.............................    HC, B, IT, CJ      Bryman, Gardena, CA.................................      HC
FMU, Ft. Lauderdale, FL......................      B, IT, CJ        Bryman, Los Angeles, CA.............................      HC
FMU, Jacksonville, FL........................      B, IT, CJ        Bryman, New Orleans, LA.............................      HC
FMU, Lakeland, FL............................    HC, B, IT, CJ      Bryman, Anaheim, CA.................................      HC
FMU, Melbourne, FL...........................    HC, B, IT, CJ      Bryman, San Francisco, CA...........................      HC
FMU, Orlando, FL North.......................    HC, B, IT, CJ      Bryman, San Jose, CA North..........................      HC
FMU, Orlando, FL South.......................    HC, B, IT, CJ      Bryman, San Jose, CA South..........................      HC
FMU, Pinellas, FL............................    HC, B, IT, CJ      Bryman, Reseda, CA..................................      HC
FMU, Tampa, FL...............................    HC, B, IT, CJ      Bryman, Sea Tac, WA.................................      HC
Las Vegas College, Las Vegas, NV.............    HC, B, IT, CJ      Bryman, Ontario, CA.................................     HC, B
Mountain West College, Salt Lake City, UT....    HC, B, IT, CJ      Bryman, West Los Angeles, CA........................     HC, B
Parks College, Thornton, CO..................    HC, B, IT, CJ      Bryman, Whittier, CA................................     HC, B
Parks College, Aurora, CO....................    HC, B, IT, CJ      Computer Training Academy, Pleasanton, CA...........     B, IT
RBI, Rochester, NY...........................        B, IT          Computer Training Academy, San Jose, CA.............     B, IT
Rhodes College, Phoenix, AZ..................      B, IT, CJ        GMI, Atlanta, GA....................................      HC
Rhodes College, Rancho Cucamonga, CA.........      B, IT, CJ        GMI, Jonesboro, GA..................................      HC
Rhodes College, Springfield, MO..............    HC, B, IT, CJ      GMI, Marietta, GA...................................      HC
Western Business College, Vancouver, WA......    HC, B, IT, CJ      Harbor Medical College, Torrance, CA................      HC
Western Business College, Portland, OR.......    HC, B, IT, CJ      Kee Business College, Newport News, VA..............    HC, IT
                                                                    Kee Business College, Chesapeake, VA................    HC, IT
                                                                    NIT, Atlanta, GA....................................    HC, IT
                                                                    NIT, Cross Lanes, WV................................    HC, IT
                                                                    NIT, Greenspoint, TX................................     HC, B
                                                                    NIT, Houston, TX....................................    HC, IT
                                                                    NIT, Long Beach, TX.................................   HC, B, IT
                                                                    NIT, San Antonio, TX................................   HC, B, IT
                                                                    NIT, Southfield, MI.................................    HC, IT
                                                                    NIT, Wyoming, MI**..................................    HC, IT
                                                                    Olympia Career Training Institute, Grand Rapids, MI*      HC
                                                                    Olympia Career Training Institute, Kalamazoo, MI*..       HC
                                                                    Olympia College, Merrillville, IN.*................       HC
                                                                    Skadron College, San Bernardino, CA................    HC, B, IT


* Acquired as part of the acquisition of Grand Rapids Educational Center, Inc. and subsequently renamed.
** To be combined with Olympia Career Training Institute (formerly Grand Rapids Educational Center) in Grand Rapids, MI.


Results of Operations

     Comparisons of results of operations between fiscal 2001 and fiscal 2000 are difficult due to the acquisitions of five campuses and the opening of two branch campuses in fiscal 2000 and the acquisition of six campuses in the second quarter of fiscal 2001 and the opening of one branch campus in the first quarter of fiscal 2001.

The following table summarizes the Company's operating results as a percentage of net revenue for the three months and year to date ended December 31:

                                               Three months         Six months
                                               December 31,        December 31,
                                              --------------      --------------
                                               1999    2000        1999    2000
Statement of Operations Data:
     Net revenue...........................   100.0%  100.0%      100.0%  100.0%
                                              ------  ------      ------  ------
Operating expenses:
     Educational services..................    54.6    51.9        55.1    52.7
     General and administrative............    10.1    9.1         10.1     8.9
     Marketing and advertising.............    20.6    21.7        22.5    22.8

          Total operating expenses.........    85.3    82.7        87.7    84.4

     Income from operations................    14.7    17.3        12.3    15.6
     Interest (income), net................    (0.9)   (1.0)       (0.9)   (1.0)
                                              ------  ------      ------  ------
     Income before income taxes............    15.6    18.3        13.2    16.6
     Provision for income taxes............     6.5     7.5         5.5     6.8
                                              ------  ------      ------  ------
          Net income.......................     9.1%   10.8%        7.7%    9.8%
                                              ======  ======      ======  ======

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

     Net Revenues. Net revenues increased $18.6 million, or 44.1%, from $42.2 million in the second quarter of fiscal 2000 to $60.8 million in the second quarter of fiscal 2001, due primarily to a 35.4% increase in total student population as of December 31, 2000 and a 11.9% increase in the average tuition rate per student. At December 31, 2000, the total student population was 23,737, compared with 17,537 at December 31, 1999.

     Educational Services. As a percentage of net revenue, second quarter educational services expense decreased from 54.6% in fiscal 2000 to 51.9% in fiscal 2001. Educational services expense increased $8.5 million, or 36.9%, from $23.0 million in the second quarter of fiscal 2000 to $31.5 million in the second quarter of fiscal 2001. The increase in educational services expense in fiscal 2001 was due primarily to additional expenses required to support the 35.4% increase in total student population (including a 12.9% increase in same school student population), annual wage increases for employees and increases in bad debt expense. Bad debt expense was negatively impacted by approximately $600,000 (pretax) from the October 2000 required adoption of the Department of Education's new methodology for calculating refunds of federal student financial aid previously disbursed to students who have since withdrawn from an institution. This new regulation results in an increase in the student's obligation to the institution from which they have withdrawn.

     General and Administrative. As a percentage of net revenue, second quarter general and administrative expense decreased from 10.1% in fiscal 2000 to 9.1% in fiscal 2001. General and administrative expense increased $1.2 million, or 29.3%, from $4.3 million in the second quarter of fiscal 2000 to $5.5 million in the second quarter of fiscal 2001, primarily as a result of (i) additional headquarters staff required to support the increase in total student population and to support the newly acquired or opened campuses, and (ii) wage increases for employees.

     Marketing and Advertising. As a percentage of net revenue, second quarter marketing and advertising expense increased from 20.6% in fiscal 2000 to 21.7% in fiscal 2001. Marketing and advertising expense increased $4.5 million, or 51.8%, from $8.7 million in the second quarter of fiscal 2000 to $13.2 million in the second quarter of fiscal 2001. The increase in marketing and advertising expense was due primarily to increased advertising and the additional staff required to support the 26.3% increase in starts in the second quarter of fiscal 2001, including a 7.2% increase in same school starts. Also contributing to the increase was inflation in advertising costs and salary increases for employees in the advertising and marketing departments, and additional advertising costs incurred at the newly acquired schools.

     Interest Income, Net. Net interest income increased $0.2 million from $0.4 million in the second quarter of fiscal 2000 to $0.6 million in the second quarter of fiscal 2001 primarily due to an increase in the average daily balance available for investing.

     Provision for Income Taxes. The Company's effective income tax rate decreased from 41.5% in the second quarter of fiscal 2000 to 41.0% in the second quarter of fiscal 2001.

     Net Income. Net income increased $2.7 million, or 70.8%, from $3.9 million in the second quarter of fiscal 2000 to $6.6 million in the second quarter of fiscal 2001, due primarily to the factors discussed above. As a percent of net revenue, second quarter net income increased from 9.1% in fiscal 2000 to 10.8% in fiscal 2001.

     Earnings per Common Share. Earning per diluted common share increased 57.9%, from $0.19 in the second quarter of fiscal 2000 to $0.30 in the second quarter of fiscal 2001.


Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
1999

     Net Revenues. Net revenues increased $31.7 million, or 39.3%, from $80.8 million in the first six months of fiscal 2000 to $112.6 million in the first six months of fiscal 2001, due primarily to a 35.4% increase in total student population at December 31, 2000 when compared to December 31, 1999 and a 10.7% increase in average tuition rate per student. At December 31, 2000, the total student population was 23,737, compared with 17,537 at December 31, 1999. Same school student population increased 12.9% as of December 31, 2000 when compared to December 31, 1999.

     Educational Services. As a percentage of net revenue, year to date educational services expense decreased from 55.1% in fiscal 2000 to 52.7% in fiscal 2001. Educational services expense increased $14.8 million, or 33.2%, from $44.6 million in the first six months of fiscal 2000 to $59.4 million in the first six months of fiscal 2001, due primarily to the expenses required to support the 35.4% increase in total student population, wage increases for employees, and increased bad debt expense. Bad debt expense was negatively impacted by the October 2000 required adoption of the Department of Education's new methodology for calculating refunds of federal student financial aid previously disbursed to students who have since withdrawn from an institution. This new regulation results in an increase in the student's obligation to the institution from which they have withdrawn.

     General and Administrative. As a percentage of net revenue, year to date general and administrative expense decreased from 10.1% in fiscal 2000 to 8.9% in fiscal 2001. General and administrative expense increased $1.9 million, or 23.7%, from $8.1 million in the first six months of fiscal 2000 to $10.1 million in the first six months of fiscal 2001, primarily as a result of (i) additional headquarters staff required to support the increase in total student population and to support the newly acquired or opened campuses, (ii) wage increases for employees, and (iii) increased performance bonus accrual.

     Marketing and Advertising. As a percentage of net revenue, year to date marketing and advertising expense increased from 22.5% in fiscal 2000 to 22.8% in fiscal 2001. Marketing and advertising expense increased $7.5 million, or 41.3%, from $18.2 million in the first six months of fiscal 2000 to $25.7 million in the first six months of fiscal 2001, primarily as a result of increased advertising and the additional staff required to support the 27.1% increase in starts in the first six months of fiscal 2001, including a 9.5% increase in same school starts. Also contributing to the increase in marketing and advertising expense was inflation in advertising costs, wage increases for employees and advertising related to newly acquired schools.

     Interest Income, Net. Net interest income increased $0.5 million from $0.7 million in the first six months of fiscal 2000 to $1.2 million in the first six months of fiscal 2001 primarily due to an increase in the average daily balances available for investing.

     Provision for Income Taxes. The Company's effective income tax rate decreased from 41.7% in the first six months of fiscal 2000 to 41.0% in the first six months of fiscal 2001.

     Net Income. Net income increased $4.8 million, or 76.4%, from $6.2 million in the first six months of fiscal 2000 to $11.0 million in the first six months of fiscal 2001, due primarily to the factors discussed above. As a percent of net revenue, year to date net income increased from 7.7% in fiscal 2000 to 9.8% in fiscal 2001.

     Earning per Common Share. Earning per diluted common share increased 70.0%, from $0.30 in the first six months of fiscal 2000 to $0.51 in the first six months of fiscal 2001.

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


Liquidity and Capital Resources

     The Company typically funds its operating activities from cash flow generated from its operations and from the periodic use of its revolving line of credit. In February 2000, the Company entered into an Amended and Restated Loan Agreement, our "Credit Facility," for $10.0 million with Union Bank of California which expires in September 2002. The Credit Facility includes a non-usage fee of 1/8% per year on the unused portion and borrowings will bear interest at LIBOR plus 150 basis points. At September 2002, any outstanding Acquisition Advances, as defined, will be converted into a three year amortizing term loan. The Credit Facility contains certain financial covenants and the Company was in compliance with these covenants as of June 30, 2000 and December 31, 2000. There were no borrowings outstanding at June 30, 2000 and December 31, 2000. Working capital amounted to $34.4 million as of December 31, 2000 and $29.1 million as of June 30, 2000 and the current ratio was 2.3:1 as of both dates. The increase in working capital was due primarily to improvements in operating results during the period, cash provided by the sale of 200,000 shares of common stock, net of cash used to acquire six campuses. Fluctuations in working capital and current ratios are typical in our industry.

     On October 4, the Company completed a secondary stock offering which included 200,000 shares offered by the Company and 3,250,000 shares offered by stockholders. Net proceeds to the Company from the sale of the 200,000 shares was approximately $8.8 million after deducting fees and expenses of the offering.

     Cash provided by operating activities amounted to $5.5 million in the first six months of fiscal 2001 compared to $8.9 million provided by operating activities in the same period of fiscal 2000. The decrease in cash flow provided by operating activities of $3.5 million in fiscal 2001, when compared to fiscal 2000, was due primarily to an increase in accounts receivable of $7.7 million, which was partially offset by an increase in net income of $4.8 million.

     Cash used in investing activities amounted to $12.2 million in the first six months fiscal 2001 compared to cash used in investing activities of $3.2 million in the first six months of fiscal 2000. The increase in cash used in investing activities was primarily due to cash used to acquire six schools for approximately $15.2 million. Capital expenditures amounted to $3.4 million in the first six months of fiscal 2001 compared to $1.9 million in the same period in fiscal 2000. The increase in capital expenditures was primarily due to the costs incurred to open two branches, one in July 2000 and one in January 2001, remodeling and relocation of existing campuses and for new information technology systems. We believe our cash capital expenditures for fiscal 2001 will be approximately $6.0 million.

     Cash provided by financing activities for the first six months of fiscal 2001amounted to $9.1 million compared to cash used in financing activities of $0.1 million for the same period of fiscal 2000. The increase in cash provided by financing activities was primarily due to the net proceeds of approximately $8.8 million (after deducting fees and expenses of the offering) received from the sale of 200,000 shares of common stock in our secondary stock offering which was completed in October 2000.

Subsequent Events

     On February 1, 2001, the Company acquired all of the outstanding stock of Grand Rapids Educational Center, Inc. ("GREC") which operates three campuses located in Grand Rapids, Michigan,

Kalamazoo, Michigan and Merrillville, Indiana, for approximately $3.1 million. In conjunction with the GREC acquisition, the Company will merge its Wyoming, Michigan campus into the newly acquired Grand Rapids, Michigan campus.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The only assets or liabilities of the Company which are subject to risks from interest rate changes are (i) the mortgage debt of the Company in the aggregate amount of $2.5 million, (ii) notes receivable from students for the aggregate amount of $3.2 million, and (iii) marketable investments of $16.5 million, all at December 31, 2000. The mortgage debt of the Company, the student notes receivable, and the marketable investments are all at fixed interest rates. The Company does not believe it is subject to material risks from reasonably possible near-term changes in market interest rates.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     In the ordinary course of business, the Company and its colleges are subject to occasional lawsuits, investigations and claims. Although we cannot predict the ultimate resolution of lawsuits, investigations and claims asserted against the Company, we do not believe that any currently pending legal proceedings to which the Company is a party will have a material adverse effect on the Company's business, results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

     On October 4, 2000, the Company sold 200,000 shares of common stock at a price of $50.00 per share. The net proceeds from the sale totaled approximately $8.8 million, after deducting fees and expenses payable by the Company. The Company used the net proceeds for working capital and other general corporate purposes, including acquisitions.


Item 3.   Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     On November 16, 2000, the Company held its Annual Meeting of Stockholders in Santa Ana, California. Stockholders approved all of the initiatives put forth by the Company's Board of Directors and elected all nominees for Directors of the Company. The initiatives were (i) proposed amendments to the Company's 1998 Performance Award Plan, (ii) a proposed Employee Stock Purchase Plan, and (iii) a proposal to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for its fiscal year ending June 30, 2001. No other business or actions were proposed at the Annual Meeting of Stockholders. A total of 8,383,583 shares were represented, in person or by proxy, and entitled to vote at the Annual Meeting of Stockholders. Such shares represented 91.4% of the total number of shares entitled to vote at the meeting. The following reflects the tabulation of votes for each initiative placed before the stockholders of the Company:

Nominees for a three year term as a Class II member of the Company's Board of
Directors:

Nominee                                                          No. of Votes
-------                                                         --------------
Paul R. St. Pierre                       For                       8,379,983
                                         Against                           0
                                         Withheld                      3,600

Linda Arey Skladany                      For                       8,379,983
                                         Against                           0
                                         Withheld                      3,600

No other persons were nominated or received votes to be Class II Directors of the Company. The term of office of each of David Moore, Loyal Wilson, Jack Massimino and Carol D'Amico continued after the meeting.

To approve the amendments to the Company's 1998 Performance Award Plan:
                                For                   6,525,315
                                Against               1,517,012
                                Abstain                   2,500
                                Broker Non-votes        338,756

To approve the Company's Employee Stock Purchase Plan:
                                For                   7,969,697
                                Against                  72,490
                                Abstain                   2,640
                                Broker Non-votes        338,756

To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for its fiscal year ending June 30, 2001:
                                For                   8,380,783
                                Against                     525
                                Abstain                   2,275

Item 5.  Other Information

     On November 16, 2000, the Company announced a two-for-one split of the Company's common stock effected in the form of a stock dividend. Stockholders of record at the close of business on November 30, 2000 received one additional share for each share of common stock held on that date. The Company selected December 15, 2000 as the stock dividend payable date.

Item 6.  Exhibits and Reports on Form 8-K.

            (a) Exhibits:

                Stock Purchase Agreement, dated as of December 29, 2000, by and among Corinthian Schools, Inc., a Delaware corporation, Grand Rapids Educational Center, Inc., a Michigan corporation, Malone Management Company, a Michigan corporation and Robert J. Malone and Mary C. Malone.

            (b) Reports on Form 8-K:

                On February 2, 2001, the Company filed the following Report on Form 8-K:

                Pursuant to the requirements of Regulation FD Rules 100-103, Corinthian Colleges, Inc. (the "Company") hereby reports that, as of December 31, 2000, the percentages of the Company's students enrolled in the Company's principal curriculum areas were as follows:

                Healthcare:                                   45%
                Business:                                     28%
                Information Technology and/or Electronics:    17%
                Criminal Justice:                              6%
                Other:                                         4%

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CORINTHIAN COLLEGES, INC.



February 14, 2001                         /s/ DAVID G. MOORE
                                       _________________________________________
                                           David G. Moore
                                           President and Chief Executive Officer
                                           (Principle Executive Officer)


February 14, 2001                         /s/ DENNIS N. BEAL
                                       _________________________________________
                                           Dennis N. Beal
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principle Accounting Officer)