Form 10-Q
period 2001-03-31
CORINTHIAN COLLEGES INC
filed 2001-05-15
CIK 1066134

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Yes  [X]   No  [_]

At April 30, 2001, there were 21,199,784 shares of Common Stock of the Registrant outstanding.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION                                                       PAGE NO.
------------------------------                                                       --------
     Item 1.  Unaudited Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2000 and
              March 31, 2001........................................................    3

              Condensed Consolidated Statements of Operations (Unaudited) for the
              three and nine months ended March 31, 2000 and 2001...................    4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the
              nine months ended March 31, 2000 and 2001.............................    5

              Notes to Unaudited Condensed Consolidated Financial Statements........    6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................    7

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk............   11

PART II - OTHER INFORMATION
---------------------------

     Item 1.  Legal Proceedings.....................................................   11
     Item 2.  Changes in Securities and Use of Proceeds.............................   11
     Item 3.  Defaults Upon Senior Securities.......................................   11
     Item 4.  Submission of Matters to a Vote of Security Holders...................   12
     Item 5.  Other Information.....................................................   12
     Item 6.  Exhibits..............................................................   12

SIGNATURES..........................................................................   13
----------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                               June 30,    March 31,
                                                                                2000         2001
                                                                               -------     --------
                                      ASSETS
                                      ------
CURRENT ASSETS
 Cash and cash equivalents.................................................... $ 4,886     $ 20,226
 Restricted cash..............................................................      10          577
 Marketable investments.......................................................  24,107        7,843
 Accounts receivable, net of allowance for doubtful accounts of $4,363          14,208       26,254
  and $6,903 at June 30, 2000 and March 31, 2001, respectively................
 Student notes receivable, net of allowance for doubtful accounts of $247          919          702
  and $281 at June 30, 2000 and March 31, 2001, respectively..................
 Deferred income taxes........................................................   2,481        3,793
 Prepaid expenses and other current assets....................................   4,125        6,498
                                                                               -------     --------
  Total current assets........................................................  50,736       65,893
PROPERTY AND EQUIPMENT, net...................................................  12,141       19,135
OTHER ASSETS
 Intangibles, net of accumulated amortization of $4,248 and $5,354 at June 30,  27,946       42,697
    2000 and March 31, 2001, respectively.....................................
 Student notes receivable, net of allowance for doubtful accounts of $934        3,157        2,107
  and $842 at June 30, 2000 and March 31, 2001, respectively..................
 Deposits and other assets....................................................   1,253        1,687
                                                                               -------     --------
  TOTAL ASSETS................................................................ $95,233     $131,519
                                                                               =======     ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES
 Accounts payable............................................................. $ 5,521     $  7,213
 Accrued compensation and related liabilities.................................   7,722       10,622
 Accrued expenses.............................................................   1,310        1,436
 Income tax payable...........................................................   1,161        2,008
 Prepaid tuition..............................................................   5,851        7,704
 Current portion of long-term debt............................................     102          154
                                                                               -------     --------
  Total current liabilities...................................................  21,667       29,137
                                                                               -------     --------
LONG-TERM DEBT, net of current portion........................................   2,230        2,174
DEFERRED INCOME...............................................................     808          687
DEFERRED INCOME TAXES.........................................................     935          813
OTHER LONG-TERM LIABILITIES...................................................     590        1,199
STOCKHOLDERS' EQUITY
 Common Stock, $0.0001 par value:
  Common Stock, 40,000 shares authorized, 18,345 and 21,199 shares                   1            2
   Issued and outstanding at June 30, 2000 and March 31, 2001, respectively...............................................................
  Nonvoting Common Stock, 2,500 shares authorized, 2,353 and 0 shares                -            -
   issued and outstanding at June 30, 2000 and March 31, 2001, respectively
 Additional paid-in capital...................................................  49,654       60,005
 Retained earnings............................................................  19,348       37,502
                                                                               -------     --------
  Total stockholders' equity..................................................  69,003       97,509
                                                                               -------     --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................. $95,233     $131,519
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

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)
                                  (Unaudited)

                                            Three Months Ended      Nine Months Ended
                                                 March 31,               March 31,
                                            -------------------    --------------------
                                              2000        2001       2000        2001
                                            -------     -------    --------    --------
NET REVENUE...............................  $43,873     $65,197    $124,701    $177,758
                                            -------     -------    --------    --------
OPERATING EXPENSES
  Educational services....................   22,988      34,903      67,569      94,268
  General and administrative..............    4,128       5,257      12,269      15,326
  Marketing and advertising...............    9,212      13,479      27,373      39,139
                                            -------     -------    --------    --------
     Total operating expenses.............   36,328      53,639     107,211     148,733
                                            -------     -------    --------    --------

INCOME FROM OPERATIONS....................    7,545      11,558      17,490      29,025

  Interest (income), net..................     (420)       (481)     (1,160)     (1,644)
                                            -------     -------    --------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES..    7,965      12,039      18,650      30,669

  Provision for income taxes..............    3,305       4,875       7,759      12,515
                                            -------     -------    --------    --------
NET INCOME................................  $ 4,660     $ 7,164    $ 10,891    $ 18,154
                                            =======     =======    ========    ========

Income per common share:
  Basic...................................    $0.23       $0.34       $0.53       $0.86
                                            =======     =======    ========    ========
  Diluted.................................    $0.22       $0.33       $0.52       $0.84
                                            =======     =======    ========    ========

Weighted average number of common shares
 Outstanding:
  Basic...................................   20,693      21,182      20,692      20,999
                                            =======     =======    ========    ========
  Diluted.................................   20,871      21,964      20,832      21,647
                                            =======     =======    ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                Nine Months Ended
                                                               -------------------
                                                                    March 31,
                                                               -------------------
                                                                 2000       2001
                                                               --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................   $10,891    $ 18,154
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities--
     Depreciation and amortization..........................     2,753       3,398
     Deferred income taxes..................................       (78)     (1,434)
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Accounts receivable..................................      (925)    (10,630)
       Student notes receivable.............................     4,198       1,267
       Prepaid expenses and other assets....................       426      (2,456)
       Accounts payable.....................................       135       1,542
       Accrued expenses.....................................     2,598       2,959
       Income tax payable...................................      (225)        847
       Prepaid tuition......................................     2,031         827
       Other long term liabilities..........................         -         474
                                                               -------    --------
     Net cash provided by (used in) operating activities....    21,804      14,948
                                                               -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of schools, net of cash acquired...............      (246)    (17,790)
 Change in restricted cash..................................         -        (567)
 Change in marketable investments, net......................    (2,050)     16,264
 Capital expenditures.......................................    (3,107)     (7,639)
                                                               -------    --------
     Net cash provided by (used in) investing activities....    (5,403)     (9,732)
                                                               -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments on long-term debt.....................      (104)       (228)
 Proceeds from secondary stock offering, net................         -       8,821
 Exercise of stock options, net of tax benefit..............         -       1,531
                                                               -------    --------
     Net cash provided by (used in) financing activities....      (104)     10,124
                                                               -------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    16,297      15,340

CASH AND CASH EQUIVALENTS, beginning of period..............     1,787       4,886
                                                               -------    --------
CASH AND CASH EQUIVALENTS, end of period....................   $18,084    $ 20,226
                                                               =======    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The Company and Basis of Presentation

     Corinthian Colleges, Inc. (the "Company") operates degree and diploma granting, for-profit post-secondary schools devoted to career program training with curricula primarily in the disciplines of healthcare, business, information technology and criminal justice.

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operation of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on September 18, 2000. The results of operations for the three months and nine months ended March 31, 2001 are not necessarily indicative of results that could be expected for the entire fiscal year.

     The condensed consolidated financial statements as of March 31, 2001 and for the three months and nine months then ended are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Marketable Investments

     Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Debt and Equity Securities" requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

     Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At March 31, 2001, the unrealized loss on available-for-sale securities was immaterial.

Note 3 - Weighted Average Number of Common Shares Outstanding

     On October 4, 2000, the Company completed a secondary stock offering which included 400,000 shares (as adjusted to reflect the Company's subsequent stock split) sold by the Company.

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

     The table below indicates the weighted average number of common shares used in computing basic and diluted net income per common share utilizing the treasury stock method:

                                         Three Months Ended     Nine Months Ended
                                              March 31,             March 31,
                                                      (in thousands)
                                          2000        2001       2000       2001
                                         ------      ------     ------     ------
Basic common shares outstanding........  20,693      21,182     20,692     20,999
Effects of dilutive securities:
  Stock options........................     178         782        140        648
                                         ------      ------     ------     ------
Diluted common shares outstanding......  20,871      21,964     20,832     21,647
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

     On November 1, 2000, the Company completed the acquisition of substantially all of the assets of Computer Training Academy, which included two campuses, one each in San Jose and Pleasanton, California. The purchase price was approximately $5.4 million before working capital adjustments and liabilities assumed. The amount paid in excess of fair market value of the assets acquired, net of liabilities assumed was $4.9 million and was allocated to goodwill and will be amortized over 40 years. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated results of operations of the Company since the acquisition date.

     On February 1, 2001, the Company acquired all of the outstanding stock of Grand Rapids Educational Center, Inc. ("GREC") which operates three campuses located in Grand Rapids, Michigan, Kalamazoo, Michigan and Merrillville, Indiana, for approximately $3.1 million. The amount paid in excess of fair market value of the assets acquired, net of liabilities assumed was $2.6 million and was allocated to goodwill and will be amortized over 40 years. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated results of operations of the Company since the acquisition date. In conjunction with the GREC acquisition, the Company merged its Wyoming, Michigan campus into the newly acquired Grand Rapids, Michigan campus.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would," or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company's tuition pricing, and other factors, including those discussed under the heading entitled "Risks Related to Our Business" in the Company's Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read together with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the aforementioned Report on Form 10-K.


Results of Operations

     Comparisons of results of operations between fiscal 2001 and fiscal 2000 are difficult due to the acquisitions of five campuses and the opening of two branch campuses in fiscal 2000, the acquisition of three campuses and the merger of the Wyoming, Michigan campus into the Grand Rapids, Michigan campus in the third quarter of 2001, the opening of two branch campuses in the third quarter of fiscal 2001, the acquisition of six campuses in the second quarter of fiscal 2001, and the opening of one branch campus in the first quarter of fiscal 2001.

     The following table summarizes the Company's operating results as a percentage of net revenue for the three months and nine months ended March 31:

                                            Three months         Nine months
                                              March 31,           March 31,
                                          -----------------    ---------------
                                            2000      2001      2000     2001
                                          -------    ------    ------   ------
Statement of Operations Data:
     Net revenue.......................    100.0%    100.0%    100.0%   100.0%
                                          -------    ------    ------   ------

Operating expenses:
     Educational services..............     52.4      53.5      54.2     53.0
     General and administrative........      9.4       8.1       9.8      8.7
     Marketing and advertising.........     21.0      20.7      22.0     22.0
                                          -------    ------    ------   ------
          Total operating expenses.....     82.8      82.3      86.0     83.7

     Income from operations............     17.2      17.7      14.0     16.3
     Interest (income), net............     (1.0)     (0.8)     (0.9)    (0.9)
                                          -------    ------    ------   ------
     Income before income taxes........     18.2      18.5      14.9     17.2
     Provision for income taxes........      7.6       7.5       6.2      7.0
                                          -------    ------    ------   ------
          Net income...................     10.6%     11.0%      8.7%    10.2%
                                          =======    ======    ======   ======

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Net Revenues. Net revenues increased $21.3 million, or 48.6%, from $43.9 million in the third quarter of fiscal 2000 to $65.2 million in the third quarter of fiscal 2001, due primarily to a 38.1% increase in total student population as of March 31, 2001 compared to March 31, 2000 and an 8.9% increase in the average earning rate per student. At March 31, 2001, the total student population was 26,085, compared with 18,886 at March 31, 2000.

     Educational Services. As a percentage of net revenue, third quarter educational services expense increased from 52.4% in fiscal 2000 to 53.5% in fiscal 2001. Educational services expense increased $11.9 million, or 51.8%, from $23.0 million in the third quarter of fiscal 2000 to $34.9 million in the third quarter of fiscal 2001. The increase in educational services expense in fiscal 2001 was due primarily to additional expenses required to support the 38.1% increase in total student population (including a 12.9% increase in same school student population), annual wage increases for employees and increases in bad debt expense. Bad debt expense was negatively impacted by the October 2000 required adoption of the Department of Education's new methodology for calculating refunds of federal student financial aid previously disbursed to students who have since withdrawn from an institution. This new regulation results in an increase in the student's obligation to the institution from which they have withdrawn.

     General and Administrative. As a percentage of net revenue, third quarter general and administrative expense decreased from 9.4% in fiscal 2000 to 8.1% in fiscal 2001. General and administrative expense increased $1.1 million, or 27.4%, from $4.1 million in the third quarter of fiscal 2000 to $5.2 million in the third quarter of fiscal 2001, primarily as a result of (i) additional headquarters staff required to support the 38.1% increase in total student population and to support the three campuses acquired and the two branch campuses opened in the third quarter of fiscal 2001, and (ii) wage increases for employees.

     Marketing and Advertising. As a percentage of net revenue, third quarter marketing and advertising expense decreased from 21.0% in fiscal 2000 to 20.7% in fiscal 2001. Marketing and advertising expense increased $4.3 million, or 46.3%, from $9.2 million in the third quarter of fiscal 2000 to $13.5 million in the third quarter of fiscal 2001. The increase in marketing and advertising expense was due primarily to increased advertising and the additional staff required to support the 41.1% increase in starts in the third quarter of fiscal 2001, including an 8.3% increase in same school starts. Also contributing to the increase was additional advertising costs incurred at the three newly acquired schools and the two new branch campus openings.

     Interest Income, Net. Net interest income increased $0.1 million from $0.4 million in the third quarter of fiscal 2000 to $0.5 million in the third quarter of fiscal 2001 primarily due to an increase in the average daily balance available for investing, partially offset by a decline in interest rates.

     Provision for Income Taxes. The Company's effective income tax rate decreased from 41.5% in the third quarter of fiscal 2000 to 40.5% in the third quarter of fiscal 2001.

     Net Income. Net income increased $2.5 million, or 53.7%, from $4.7 million in the third quarter of fiscal 2000 to $7.2 million in the third quarter of fiscal 2001, due primarily to the factors discussed above. As a percent of net revenue, third quarter net income increased from 10.6% in fiscal 2000 to 11.0% in fiscal 2001.

     Earnings per Common Share. Earning per diluted common share increased 50.0%, from $0.22 in the third quarter of fiscal 2000 to $0.33 in the third quarter of fiscal 2001.


Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

     Net Revenues. Net revenues increased $53.1 million, or 42.5%, from $124.7 million in the first nine months of fiscal 2000 to $177.8 million in the first nine months of fiscal 2001, due primarily to a 38.1% increase in total student population as of March 31, 2001 compared to March 31, 2000 and a 10.0% increase in the average earning rate per student. At March 31, 2001, the total student population was 26,085, compared with 18,886 at March 31, 2000. Same school student population increased 12.9% as of March 31, 2001 compared to March 31, 2000.

     Educational Services. As a percentage of net revenue, year to date educational services expense decreased from 54.2% in fiscal 2000 to 53.0% in fiscal 2001. Educational services expense increased $26.7 million, or 39.5%, from $67.6 million in the first nine months of fiscal 2000 to $94.3 million in the first nine months of fiscal 2001, due primarily to the expenses required to support the 38.1% increase in total student population, wage increases for employees, and increased bad debt expense. Bad debt expense was negatively impacted by the October 2000 required adoption of the Department of Education's new methodology for calculating refunds of federal student financial aid previously disbursed to students who have since withdrawn from an institution. This new regulation results in an increase in the student's obligation to the institution from which they have withdrawn.

     General and Administrative. As a percentage of net revenue, year to date general and administrative expense decreased from 9.8% in fiscal 2000 to 8.7% in fiscal 2001. General and administrative expense increased $3.0 million, or 24.9%, from $12.3 million in the first nine months of fiscal 2000 to $15.3 million in the first nine months of fiscal 2001, primarily as a result of (i) additional headquarters staff required to support the increase in total student population and to support the nine campuses acquired and the three branch campuses opened in the nine months ended March 31, 2001, (ii) wage increases for employees, and (iii) increased performance bonus accruals.

     Marketing and Advertising. As a percentage of net revenue, year to date marketing and advertising expense remained constant at 22.0% in fiscal 2000 and fiscal 2001. Marketing and advertising expense increased $11.7 million, or 43.0%, from $27.4 million in the first nine months of fiscal 2000 to $39.1 million in the first nine months of fiscal 2001, primarily as a result of increased advertising and the additional staff required to support the 32.0% increase in starts in the first nine months of fiscal 2001, including a 9.1% increase in same school starts. Also contributing to the increase in marketing and advertising expense was inflation in advertising costs, wage increases for employees and advertising related to nine acquired schools and the three new branch campuses opened during the first nine months of fiscal 2001.

     Interest Income, Net. Net interest income increased $0.4 million from $1.2 million in the first nine months of fiscal 2000 to $1.6 million in the first nine months of fiscal 2001 primarily due to an increase in the average daily balances available for investing, partially offset by a decline in interest rates.

     Provision for Income Taxes. The Company's effective income tax rate decreased from 41.6% in the first nine months of fiscal 2000 to 40.8% in the first nine months of fiscal 2001.

     Net Income. Net income increased $7.3 million, or 66.7%, from $10.9 million in the first nine months of fiscal 2000 to $18.2 million in the first nine months of fiscal 2001, due primarily to the factors discussed above. As a percent of net revenue, year to date net income increased from 8.7% in fiscal 2000 to 10.2% in fiscal 2001.

     Earning per Common Share. Earning per diluted common share increased 61.5%, from $0.52 in the first nine months of fiscal 2000 to $0.84 in the first nine months of fiscal 2001.


Seasonality and Other Factors Affecting Quarterly Results

     The Company's revenues normally fluctuate as a result of seasonal variations in its business, principally in its total student population.
Student population varies as a result of new student enrollments, student attrition and students completing their course of study. Historically, the Company's colleges have had lower student populations in the first fiscal quarter than in the remainder of the year. The Company's expenses, however, do not vary as significantly as student population and revenue. The Company expects quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results that could be expected for the full fiscal year or for any future period.


Liquidity and Capital Resources

     The Company typically funds its operating activities from cash flow generated from its operations and from the periodic use of its revolving line of credit. In February 2000, the Company entered into an Amended and Restated Loan Agreement, our "Credit Facility," for $10.0 million with Union Bank of California which expires in September 2002. The Credit Facility includes a non-usage fee of 1/8% per year on the unused portion and borrowings will bear interest at LIBOR plus 150 basis points. At September 2002, any outstanding Acquisition Advances, as defined, will be converted into a three year amortizing term loan. The Credit Facility contains certain financial covenants and the Company was in compliance with these covenants as of June 30, 2000 and March 31, 2001. There were no borrowings outstanding at June 30, 2000 and March 31, 2001. Working capital amounted to $36.8 million as of March 31, 2001 and $29.1 million as of June 30, 2000 and the current ratio was 2.3:1 as of both dates. The increase in working capital was due primarily to improvements in operating results during the period, cash provided by the sale of 400,000 shares (post stock split) of common stock, net of cash used to acquire nine campuses. Fluctuations in working capital and current ratios are typical in our industry.

     On October 4, the Company completed a secondary stock offering which included 400,000 shares (post stock split) offered by the Company and 6,500,000 shares (post stock split) offered by stockholders.

Net proceeds to the Company from the sale of the 400,000 shares was approximately $8.8 million after deducting fees and expenses of the offering.

     Cash provided by operating activities amounted to $14.9 million in the first nine months of fiscal 2001 compared to $21.8 million provided by operating activities in the same period of fiscal 2000. The decrease in cash flow provided by operating activities of $6.9 million in fiscal 2001, when compared to fiscal 2000, was due primarily to an increase in accounts receivable of $10.6 million, which was partially offset by an increase in net income of $7.3 million.

     Cash used in investing activities amounted to $9.7 million in the first nine months fiscal 2001 compared to cash used in investing activities of $5.4 million in the first nine months of fiscal 2000. The increase in cash used in investing activities was primarily due to cash used to acquire nine schools for approximately $17.8 million which was partially offset by a decrease in marketable investments of $16.2 million. Capital expenditures amounted to $7.6 million in the first nine months of fiscal 2001 compared to $3.1 million in the same period in fiscal 2000. The increase in capital expenditures was primarily due to the costs incurred to open three branches, one each in July 2000, January 2001, and March 2001 costs incurred to remodel and relocate existing campuses and approximately $2.4 million for new information technology systems. We currently believe our cash capital expenditures for fiscal 2001 will be approximately $9.0 million.

     Cash provided by financing activities for the first nine months of fiscal 2001 amounted to $10.1 million compared to cash used in financing activities of $0.1 million for the same period of fiscal 2000. The increase in cash provided by financing activities was primarily due to the net proceeds of approximately $8.8 million (after deducting fees and expenses of the offering) received from the sale of 400,000 shares (post stock split) of common stock in our secondary stock offering which was completed in October 2000 and the proceeds received from the exercise of stock options, net of tax benefits.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The only assets or liabilities of the Company which are subject to risks from interest rate changes are (i) the mortgage debt of the Company in the aggregate amount of $2.3 million, (ii) notes receivable from students in the aggregate amount of $2.8 million, and (iii) marketable investments of $7.8 million, all at March 31, 2001. The mortgage debt of the Company, the student notes receivable, and the marketable investments are all at fixed interest rates. The Company does not believe it is subject to material risks from reasonably possible near-term changes in market interest rates.


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

Item 2.  Changes in Securities and Use of Proceeds

     On October 4, 2000, the Company sold 400,000 shares of common stock at a price of $25.00 per share, as adjusted for the December 2000 2-for-1 stock split. The net proceeds from the sale totaled approximately $8.8 million, after deducting fees and expenses payable by the Company. The Company used the net proceeds for working capital and other general corporate purposes, including acquisitions.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

             (a) Exhibits:

                 None

             (b) Reports on Form 8-K:

                 None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 2001                               /s/ DENNIS N. BEAL
                                      ------------------------------------------
                                           Dennis N. Beal
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principle Accounting Officer)