Form 10-K
period 2001-06-30
CORINTHIAN COLLEGES INC
filed 2001-09-28
CIK 1066134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended June 30, 2001

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
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

      6 Hutton Centre Drive, Suite 400,
            Santa Ana, California                                  92707
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (714) 427-3000

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.0001 par value per share

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of September 24, 2001, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $518.9 million. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. As of September 24, 2001, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 21,250,003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CORINTHIAN COLLEGES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                                                          Page
                                                                          No.
                                                                          ----
          INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS...........    1

                                    PART I

 ITEM 1.  BUSINESS......................................................    2

          GOVERNMENTAL REGULATIONS AND FINANCIAL AID....................   10

          RISKS RELATED TO OUR BUSINESS.................................   22

 ITEM 2.  DESCRIPTION OF PROPERTY.......................................   27

 ITEM 3.  LEGAL PROCEEDINGS.............................................   28

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   28

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.......................................................   29

 ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA.....   30

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   32

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....   39

 ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......   39

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   61

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   61

 ITEM 11. EXECUTIVE COMPENSATION........................................   64

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   64

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   64

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   65

              INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

   Corinthian Colleges, Inc. (hereinafter the "Company" or "Corinthian") is a Delaware corporation; its principal executive offices are located at 6 Hutton Centre Drive, Suite 400, Santa Ana California, 92707.

   You should keep in mind the following points as you read this Report on Form 10-K:

  . the terms "we," "us" or the "Company" refer to Corinthian Colleges, Inc.
    and its subsidiaries;

  . the terms "school," "college" or "campus" refer to a single location of any school;

  . the term "institution" means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education, or the "DOE"; and

  . our fiscal year ends on June 30; references to fiscal 2001, fiscal 2000 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

   This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, under Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions "Business," "Governmental Regulation and Financial Aid," "Risks Related to Our Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business." These forward-looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, to be held on November 15, 2001, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

Overview

   Our Company is one of the largest private, for-profit, post-secondary education companies in the United States, with more than 25,600 students enrolled as of June 30, 2001. We currently operate 56 colleges in 20 states, including 17 in California and nine in Florida and serve the large and growing segment of the population seeking to acquire career-oriented education. Our schools generally enjoy long operating histories and strong franchise value in their local markets.

   We offer a variety of master's, bachelor's and associate's degrees and diploma programs through two operating divisions. Our Corinthian Schools subsidiary ("CSI") operates 35 diploma-granting schools with curricula primarily in the healthcare, electronics and information technology fields and seeks to provide its students a solid base of training for a variety of entry-level positions. Our Rhodes Colleges subsidiary ("RCI") operates 21 degree-granting colleges and offers curricula principally in the business, healthcare, information technology and criminal justice areas. Both subsidiaries receive strategic direction and operational support from regional management and corporate staff.

   Our Company is led by David G. Moore, our President, Chief Executive Officer and Chairman of the Board, and an experienced executive management team. Our team of eight executives, including Mr. Moore, have an average of approximately 13 years experience in various fields of education and an average of approximately 11 years in the for-profit, post-secondary education industry. Our operational structure consists of seven regions, each headed by a regional operations director and a regional admissions director. We also have a newly created CSI regional president with oversight responsibility of our 35 diploma-granting schools. This regional structure is supported by our proprietary management information system, which links all of our colleges to a centralized administrative database and provides management with real-time access to marketing reports, lead tracking, academic records, grades, transcripts and placement information.

Operating Strategy

   We have increased our student enrollment and improved profitability through the successful implementation of our operating strategy. Key elements of our operating strategy include the following components:

   Focus on Attractive Markets. We design our educational programs to benefit from favorable demographic trends. Our diploma-granting colleges provide programs in healthcare and technology related fields, allowing us to capitalize on the growth in entry-level job opportunities in these industries. Our degree-granting colleges, with their business focus, and modern facilities and equipment and excellent faculty, seek to provide students with specific knowledge and skills necessary to advance in business and industry. Our geographic strategy is to build a strong competitive position in attractive and growing local markets where we can take advantage of operating efficiencies and benefit from favorable demographic trends. We are well positioned, with 17 schools in California and nine schools in Florida, to benefit from the population growth in these states.

   Centralize Key Functions. In order to capitalize on the experience of our senior management team and to encourage best practices, we have established a regional management organization consisting of local school administrators and regional administrators, which are supported by centralized functions supervised by senior management at our corporate headquarters.

   Local school administrators retain control of, and accountability for, the day-to-day academic, operational and financial performance of their individual schools and receive appropriate financial incentives. The corporate management team controls centralized key operational functions such as accounting, MIS, financial aid management, marketing, curriculum development, staff training, human resources and centralized purchasing, which we believe enables us to achieve significant operating efficiencies. For example, our corporate management team controls the advertising function and utilizes our proprietary management information system to analyze the effectiveness of our marketing efforts and make timely and efficient decisions regarding the allocation of marketing resources at individual colleges.

   Emphasize Student Outcomes. We believe that positive student outcomes are a critical component of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability and high graduation and placement rates, enhance a school's reputation and marketability, increase referrals and improve cohort default rates. We have implemented a variety of programs, including tutoring, advising, ride-sharing and referral programs, all of which are designed to improve student retention. We utilize a curriculum development team which is assisted by advisory boards comprised of local business professionals to help insure that our curricula provides our students with the skills required by local employers. We also maintain dedicated, full-time placement personnel at each school that undertake extensive placement efforts, including recruiting prospective employers, helping students prepare resumes, conducting practice interviews, establishing internship programs and tracking students' placement success on a monthly basis. As a result of our efforts in this area, over 86% of our graduates in calendar year 2000 who were "available for placement," as defined by industry and accreditation standards, were placed in a job for which they were trained within six months after graduation.

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

Growth Strategy

   We intend to achieve continued growth in revenues and profitability by pursuing our growth strategy:

  Enhance Growth at Existing Campuses.

     Curriculum Expansion and Development. We have developed, refined and acquired curricula based on market research and recommendations from our faculty, employees, industry advisory board members and our curriculum development team. We believe considerable opportunities exist for curriculum expansion and we expect to continue developing new curricula and selectively replicating existing programs into both existing and new locations. In fiscal 2001, our institutions adopted 75 programs into a total of 34 locations.

     Integrated and Centralized Marketing Program. We have increased student enrollment by employing an integrated marketing program that utilizes an extensive direct response advertising campaign delivered through television, newspaper, direct mail and the Internet. In addition, we began a significant sales and marketing effort directed at high school guidance counselors in fiscal 2000. A professional marketing staff at our headquarters coordinates marketing efforts through an in-bound call center and our sophisticated real-time leads tracking capability.

     Facilities Enhancement and Expansion. In order to expand facility capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities, we have relocated, and we expect to continue to systematically relocate, selected colleges within their respective markets into larger, enhanced facilities upon lease expiration. Since 1996, 18 colleges have been relocated and an additional 14 campuses have been either remodeled or enlarged. As of August 15, 2001, the total square footage of our campuses was approximately 1,252,000 square feet.

   Establish Additional Locations. Since our initial public offering in February 1999, we have opened and successfully integrated eight branch campuses into our operations. Of the eight branch campuses, two were opened in each of fiscal 2000 and fiscal 1999, and four were opened during fiscal 2001. A key advantage of this strategy is that new campuses branched from existing campuses have immediate access to federally funded student financial aid. We believe that opening new branch campuses will allow us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our extensive investment in curricula.

   Acquire Accredited Colleges. Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 56 campuses that we currently operate, 48 have been acquired and successfully integrated into our operations. During fiscal 2001, we acquired and successfully integrated nine campuses. As part of the integration process, we consolidated one existing school into an acquired campus and have announced the expected closing of one small acquired campus. To evaluate acquisition opportunities, we have established several criteria, such as demographics, curricula, geographic proximity to our existing campuses and selected financial measurements.

   Expand Distance Learning and Delivery Models. We intend to expand our distance learning and contract training initiatives.

     Distance Learning. Online education, or education delivered via the Internet, has become an increasingly important component of the higher education market. During fiscal 2001, we experienced a significant increase in the number of students taking our online courses through the Internet. There were over 7,000 course registrations in fiscal 2001, which was a 255% increase over the prior year. We currently offer approximately 50 online courses through 17 campuses. All of the courses necessary to complete an Associate's of Business degree and a Bachelor's of Business Administration degree are now available online. In June of 2001, we received approval from one of our accrediting agencies (ACICS) to offer these two degrees to students enrolled in an entirely online format. We believe that online learning will continue to expand. In order to meet the increasing demand for online courses, we are developing online courses in our Accounting, Criminal Justice and Master's of Business Administration programs. These courses will be offered to our students beginning in October of 2001. We expect to continue to add to the number of campuses offering online courses in fiscal 2002 and we expect to continue to expand the number and variety of courses available in this format.

     Contract Training. Although we do not derive a significant portion of our revenues from contract training, we believe that the corporate training arena is an attractive market and that our curricula meet the needs of a variety of employers. We expect to expand contract training revenues in the future.

Programs of Study

   Our diploma programs are intended to provide students with the requisite knowledge and job skills for entry-level positions in their chosen career. Our degree programs are primarily designed for career-oriented adults and to assist them in enhancing their skills. Our curriculum development team has the responsibility of maintaining high quality, market driven curricula. Each college also utilizes advisory boards to help evaluate and improve the curriculum for each program offered. These advisory boards meet at least twice a year and are comprised of local industry and business professionals. Advisory board members provide valuable input regarding changes in the program, suggest new technologies and other factors that may enhance curriculum.

   Among the diploma-granting colleges, the curriculum principally includes medical assisting, dental assisting, medical office management, information technology, business operation, medical administrative assistant, dialysis technician, respiratory therapy technician, and electronics and computer technology. Eight of the National Institute of Technology, or "NIT," colleges also offer electronics technology, network administration and Microsoft Office User Specialist. The curriculum at our degree-granting colleges includes accounting, business administration, computer information technology, hospitality management, marketing, criminal justice, medical assisting, paralegal, commercial art, court reporting, film and video and travel and tourism. Most programs lead to an associate's degree, except at our Florida Metropolitan University, or "FMU," campuses, where most programs lead to a bachelor's degree. Master's degrees are also offered at FMU in business administration and criminal justice.

   Diploma programs generally have a duration of 8-19 months, depending on the course of study. Associate's degree programs have a duration of 18-24 months, bachelor's degree programs last 36-48 months and master's degree programs have a duration of 24 months. As of June 30, 2001, we had 10,535 students enrolled in associate's programs, 1,972 enrolled in bachelor's programs, 442 enrolled in master's programs, and 12,677 enrolled in diploma programs.

   The following table reflects our schools, their locations and principal curricula. In the table below, programs offered are designated as follows: heathcare (HC), business (B), information technology and electronics (IT), and criminal justice (CJ).

                             Principal
Degree-Granting Colleges     Curricula
------------------------   -------------
Blair College, Colorado
 Springs, CO.............. HC, B, IT, CJ
Duff's, Pittsburgh, PA.... HC, B, IT, CJ
FMU, Brandon, FL.......... HC, B, IT, CJ
FMU, Ft. Lauderdale, FL...  HC,B, IT, CJ
FMU, Jacksonville, FL.....     B, IT, CJ
FMU, Lakeland, FL......... HC, B, IT, CJ
FMU, Melbourne, FL........ HC, B, IT, CJ
FMU, Orlando, FL North.... HC, B, IT, CJ
FMU, Orlando, FL South.... HC, B, IT, CJ
FMU, Pinellas, FL......... HC, B, IT, CJ
FMU, Tampa, FL............ HC, B, IT, CJ
Las Vegas College, Las
 Vegas, NV................ HC, B, IT, CJ
Mountain West College,
 Salt Lake City, UT....... HC, B, IT, CJ
Parks College, Thornton,
 CO....................... HC, B, IT, CJ
Parks College, Aurora,
 CO....................... HC, B, IT, CJ
RBI, Rochester, NY........         B, IT
Rhodes College, Phoenix,
 AZ.......................     B, IT, CJ
Rhodes College, Rancho
 Cucamonga, CA............     B, IT, CJ
Rhodes College,
 Springfield, MO.......... HC, B, IT, CJ
Western Business College,
 Vancouver, WA............ HC, B, IT, CJ
Western Business College,
 Portland, OR............. HC, B, IT, CJ

                                Principal
Diploma-Granting Colleges       Curricula
-------------------------       ---------
Bryman, Brighton, MA..........     HC, IT
Bryman, El Monte, CA..........      HC, B
Bryman, Gardena, CA...........         HC
Bryman, Los Angeles, CA.......         HC
Bryman, New Orleans, LA.......         HC
Bryman, Anaheim, CA...........     HC, IT
Bryman, San Francisco, CA.....         HC
Bryman, San Jose, CA North....         HC
Bryman, San Jose, CA South....         HC
Bryman, Reseda, CA............         HC
Bryman, Sea Tac, WA...........         HC
Bryman, Ontario, CA...........      HC, B
Bryman, West Los Angeles, CA..      HC, B
Bryman, Whittier, CA..........      HC, B
Computer Training Academy,
 Pleasanton, CA*..............      B, IT
Computer Training Academy, San
 Jose, CA.....................      B, IT
GMI, Atlanta, GA..............         HC
GMI, Jonesboro, GA............         HC
GMI, Marietta, GA.............         HC
Harbor Medical College,
 Torrance, CA.................         HC
Kee Business College, Newport
 News, VA.....................     HC, IT
Kee Business College,
 Chesapeake, VA...............     HC, IT
NIT, Atlanta, GA..............     HC, IT
NIT, Cross Lanes, WV..........     HC, IT
NIT, Dearborn, MI.............     HC, IT
NIT, Greenspoint, TX..........      HC, B
NIT, Houston, TX..............     HC, IT
NIT, Long Beach, CA...........  HC, B, IT
NIT, San Antonio, TX..........  HC, B, IT
NIT, Southfield, MI...........     HC, IT
Olympia Career Training
 Institute, Grand Rapids, MI..     HC, IT
Olympia Career Training
 Institute, Kalamazoo, MI.....         HC
Olympia College, Merrillville,
 MI...........................         HC
Olympia College, Skokie, IL...     HC, IT
Skadron College, San
 Bernardino, CA...............  HC, B, IT

                                          --------
                                          * Scheduled to close

Marketing and Recruitment

   We employ a variety of methods to attract qualified applicants who will benefit from our programs and achieve success in their chosen careers. We believe that one of the principal attractions for prospective students is the excellent reputation which our schools enjoy in their respective communities. Nine of our campuses have been operating for more than 80 years. We believe the franchise value of these schools enhances their marketability within their respective communities. This franchise value, along with the quality of the programs offered, has enabled us to generate significant new student enrollments from referrals. For the year ended June 30, 2001, approximately 29% of our new student enrollments came from referrals.

   We also employ a variety of direct response advertising techniques to generate leads of potential applicants for our schools. Our advertising department generated more than 368,000 leads in fiscal 2001 through television, direct mail, newspaper and yellow pages. The effectiveness of this advertising campaign is dependent on timely and accurate lead tracking. To that end, we operate a call center at our headquarters, staffed by a team of operators who receive incoming calls from interested students attracted to our programs through television and newspaper advertisement. These trained operators enter data on each prospect into our proprietary management information system during the call and immediately transmit the information to the appropriate college. The college admissions representative promptly contacts the prospect and begins the admissions process.

   Our lead tracking capability allows us to identify leads generated by specific commercials and spot times. Our three advertising agencies are networked into our proprietary management information database and are provided with real time information on the effectiveness of individual commercials as well as the effectiveness of the media "buy". The agencies consult with our advertising department to adjust schedules for advertisements depending on our needs and the effectiveness of the particular advertisements. Since more than 75% of our advertising budget is spent on television and newspaper advertisements, the availability of timely and accurate lead information is critical to the leads generation process. For the year ended June 30, 2001, approximately 48% of our new student enrollments were generated through television, newspaper and yellow pages advertising, 29% were generated through referrals, 6% were generated through direct mail, 4% were generated from high school recruiting, and 13% were generated through a variety of other methods.

Admissions

   We employ approximately 364 admissions representatives who work directly with prospective students to facilitate the enrollment process. These representatives interview and advise students interested in specific careers to determine the likelihood of their success and are a key component of our effort to generate interest in our educational services. We conduct quarterly student satisfaction surveys and students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to train our admissions representatives in product knowledge, regulatory compliance and customer service. We also employ various admissions supervisory and monitoring programs, including the survey of students which we believe helps us ensure compliance with both government regulations and our corporate policies.

   One of the our primary objectives in the admissions process is to identify students who have appropriate qualifications to succeed in our schools. Candidates for admission into our degree-granting colleges must have a high school diploma or a GED and must pass a standardized admissions test. In addition, most of our diploma-granting colleges may accept non-high school graduates who can demonstrate an ability to benefit, or "ATB," from the program by passing certain tests which are required by the U.S. Department of Education. We believe that ATB students can successfully complete many of our diploma programs and our colleges have demonstrated success in graduating and placing these students over the years. As of June 30, 2001, ATB students accounted for approximately 5.0% of total enrollments in our schools.

Placement

   Our placement success is critical to our colleges' reputations and their ability to continue to successfully recruit new students. We maintain a placement department at each college and, as of June 30, 2001, employed approximately 110 professionals in this capacity. In many cases, our placement staff work with students from the time they begin their courses of study until they are successfully placed in a job for which they are trained. We view our placement departments as essentially in-house employment agencies, assisting students with resumes, conducting practice interview sessions, and recruiting prospective employers for the colleges' graduates.

   The efforts we devote to place our students have achieved excellent results. Based on information received from graduating students and employers for calendar year 2000, over 86% of our graduates who were "available for placement" were placed in a job for which they were trained within six months after their graduation date. In accordance with accrediting standards, the term "available for placement" includes all graduates except those who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the United States after graduation.

Tuition

   Typical tuition for our diploma programs ranges from $6,000 to $26,000, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $193 to $270 per undergraduate credit hour, depending upon the program of study and the number of courses taken per quarter. Tuition for graduate programs ranges from $297 to $312 per credit hour. On average, an undergraduate degree candidate can expect tuition of approximately $7,700 per academic year, while a master's degree candidate can expect tuition of approximately $9,500 per academic year. In addition to tuition, students at our schools must also typically purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges. Our tuition ranges are competitive with similar institutions, but like many proprietary institutions, are somewhat higher than public institutions such as community colleges and state universities.

   Under DOE regulations, if a student fails to complete the period of enrollment such as a quarter, trimester, semester, academic year or program, the institution may be required to refund amounts previously collected on the student's account back to the original disbursing agency, calculated in accordance with the applicable state, federal or institutional refund policy.

Management and Employees

   Our Company is led by David G. Moore, Chairman of the Board, President and Chief Executive Officer. He is assisted by his senior management team of Paul
R. St. Pierre, Dennis L. Devereux, Dennis N. Beal, Beth A. Wilson, Mary H. Barry, Nolan A. Miura and Stan A. Mortensen. Beyond the senior management level, our management structure includes a President of our CSI subsidiary, and seven regional operations and admissions directors. As of June 30, 2001, we had approximately 3,890 employees, of whom approximately 2,120 were part-time and approximately 150 were employed at our corporate headquarters and regional offices.

Campus Administration

   We set policy and monitor the performance of all of the schools and implement these policies through the coordination of an Executive Vice President of Operations, a CSI President and seven regional operations directors. The college presidents, in consultation with their respective management teams, have the responsibility for the day-to-day operation of the schools. Each college employs the following management personnel which report to the college president:

  . an academic dean or education director;

  . an admissions director;

  . a placement director; and

  . a finance or business director.

Corporate personnel at headquarters manage several key functions, including financial aid, MIS, finance, marketing and advertising, purchasing, human resources, payroll, curriculum development, leads management, staff training and development, and internal audit. Among the principal oversight functions performed by corporate personnel, in cooperation with our regional and college management, is the budget, strategic planning and forecasting processes. These processes establish goals for each college, implement strategies and set performance incentives for achieving targeted results. Our senior management team monitors operating performance and profitability of each college and has daily access to operational data through our sophisticated management information system and conducts weekly conference calls with the college presidents to review results of operations and determine the proper course of action.

Faculty

   The faculty members at all of our colleges are expected to be industry professionals and hold appropriate credentials in their respective disciplines. We choose faculty carefully and provide support for these professionals to pursue professional development activities. We believe the skill and dedication of our faculty have the single greatest impact on the placement and success of our students following their graduation. As of June 30, 2001, we employed 2,161 faculty, 552 of whom were full-time employees. Faculty represents approximately 56% of all our employees.

Competition

   The post-secondary education market, consisting of approximately 6,800 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by our colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 2,500 private, for-profit colleges and schools. Typically, the tuition charged by public institutions is less than tuition we charge for comparable programs because public institutions receive state tax subsidies, donations and government grants that are not available to our colleges. However, tuition at private non-profit institutions is typically higher than that at our colleges.

   We compete in most markets with other private, for-profit institutions offering similar programs. We believe that the franchise value of our colleges, the qualifications of our faculty, our facilities and our emphasis on student services allow us to compete effectively. In addition, most of our colleges have been operating in their markets for more than 35 years, which has led to a substantial number of graduates who are working in the market and validating the quality of the colleges' programs. For example, the Bryman Colleges have been well-known in the healthcare education field in California for over 35 years. Many physicians and dentists in California view Bryman as their best source of qualified medical and dental assistants.

Facilities

   Our corporate office is located in Santa Ana, California, and our 56 campuses are located in 20 states. Each campus provides our students with modern lecture halls, instructional medical labs, libraries, Internet access and an administrative staff led by a college president.

   We review our facility capacity and closely monitor facility capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling at existing facilities. From the end of fiscal 1996 through fiscal 2001, approximately 32% of the campuses have been relocated and an additional 25% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added or closed during each of the last five fiscal years, the number of campuses open at the end of each of the last five fiscal years and the number of campuses that have been relocated, enlarged or remodeled in each of the last five fiscal years ended:

                                                        Years Ended June 30,
                                                      ------------------------
                                                      1997 1998 1999 2000 2001
                                                      ---- ---- ---- ---- ----
Opened
  Acquired...........................................  20    0    0    5    9
  Branched...........................................   0    0    2    2    4
Closed...............................................   0    1    0    0    1
Total campuses at year end...........................  36   35   37   44   56
Relocated............................................   2    6    5    2    3
Enlarged or remodeled................................   0    1    1    2   10(1)

--------
(1) The number of enlarged or remodeled locations in fiscal 2001 also includes our headquarters facility.

   All but four of our campuses are leased; we also lease our headquarters offices. Most of our leases have primary terms between five and ten years with options available to us to extend the lease.

                   GOVERNMENTAL REGULATION AND FINANCIAL AID

   Students attending the Company's schools finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) and government-sponsored financial aid. The Company estimates that approximately 71.5% of its students, as of June 30, 2001, received some federal Title IV financial aid. For fiscal 2001, approximately 80.6% of the Company's revenue (on a cash basis) was derived from federal Title IV Programs (as defined herein).

   In connection with the receipt by its students of government-sponsored financial aid, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations issued thereunder by the DOE, subject the Company to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal student financial aid programs under Title IV of the HEA (the "Title IV Programs"). Under the HEA, regulatory authority is divided among each of the following three components: (i) the federal government, which acts through the DOE; (ii) the accrediting agencies recognized by the DOE; and (iii) state higher education regulatory bodies. Among other things, the HEA and its implementing regulations require the Company's institutions to: (i) maintain a rate of default by its students on federally guaranteed or funded student loans that is below a specified rate;
(ii) limit the proportion of its revenue derived from the Title IV Programs;
(iii) establish certain financial responsibility and administrative capability standards; (iv) prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or the award of financial aid; and
(v) achieve stringent completion and placement outcomes for short-term programs. The regulations, standards and policies of the regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations or standards could have material consequences for the Company's accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV Programs and/or costs of doing business.

   The foregoing standards must be complied with on an institutional basis. For purposes of those standards, the regulations define an institution as a main campus and its additional locations, if any. Under this definition, each of the Company's campuses is a separate institution with the following exceptions:
Bryman College in New Orleans, Louisiana is an additional location of Bryman College (South) in San Jose, California; the Florida Metropolitan University ("FMU") campuses in Melbourne and Orlando (South), Florida are additional locations of FMU, Orlando (North); FMU in Brandon, Florida is an additional location of FMU in Tampa, Florida; the FMU campuses in Lakeland and Jacksonville, Florida are additional locations of FMU in Pinellas, Florida; Parks College (South) in Denver, Colorado is an additional location of Parks College (North) in Denver; two campuses of the National Institute of Technology ("NIT") in Houston, Texas are additional locations of NIT in San Antonio, Texas; Kee Business College in Chesapeake, Virginia is an additional location of Kee Business College in Newport News, Virginia; Western Business College in Vancouver, Washington is an additional location of Western Business College in Portland, Oregon; Olympia Career Training Institute in Kalamazoo, Michigan and Olympia College in Merrillville, Indiana are additional locations of Olympia Career Training Institute in Grand Rapids, Michigan; Career Training Academy in Pleasanton, California is an additional location of Career Training Academy in San Jose, California; Rhodes College in Rancho Cucamonga, California is an additional location of Rhodes College in Springfield, Missouri; the two Bryman College campuses in West Los Angeles and Whittier, California are additional locations of NIT in Long Beach, California; Georgia Medical Institute (GMI) campuses in Jonesboro and Marietta, Georgia are additional locations of GMI in Atlanta, Georgia; and the NIT campus in Dearborn, Michigan is an additional location of the NIT campus in Southfield, Michigan.

Accreditation

   Accreditation is a voluntary non-governmental process by which institutions submit themselves to qualitative review by an organization of peer institutions. There are three types of accrediting agencies: (i) national accrediting agencies, which accredit institutions without regard to geographical location; (ii) regional accrediting agencies, which accredit institutions within their geographic areas; and

(iii) programmatic accrediting agencies, which accredit specific educational programs offered by institutions. Accrediting agencies primarily examine the academic quality of the instructional programs offered at the institution, including retention and placement rates, and also review the administrative and financial operations of the institution to ensure that it has the academic and financial resources to achieve its educational mission. A grant of accreditation is generally viewed as certification that an institution and its programs meet generally accepted academic standards.

   Pursuant to provisions of the HEA, the DOE relies on accrediting agencies to determine whether an institution and its educational programs are of sufficient quality to permit it to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions and requires accrediting agencies to submit to a periodic review by the DOE as a condition of their continued recognition. All of our colleges are accredited by an accrediting agency recognized by the DOE. Twenty-three of the Company's schools are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"), twenty-three schools are accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), three schools are accredited by the Accrediting Council for Continuing Education and Training ("ACCET"), six schools are accredited by the Accrediting Bureau of Health Education Sciences ("ABHES") and one school is accredited by North Central Association ("NCA").

   The following table specifies the accrediting agency and the expiration of accreditation for each college.

                                                        Accrediting
Degree-Granting Colleges                 Location         Agency     Expiration
------------------------                 --------       ----------- ------------
Blair College....................  Colorado Springs, CO    ACICS      12/31/02
Duff's Business Institute........  Pittsburgh, PA          ACICS      12/31/01
Florida Metropolitan University..  Jacksonville, FL        ACICS      12/31/02
Florida Metropolitan University..  Fort Lauderdale, FL     ACICS      12/31/03
Florida Metropolitan University..  Orlando (North), FL     ACICS      12/31/01
Florida Metropolitan University..  Orlando (South), FL     ACICS      12/31/01
Florida Metropolitan University..  Melbourne, FL           ACICS      12/31/01
Florida Metropolitan University..  Tampa, FL               ACICS      12/31/01
Florida Metropolitan University..  Brandon, FL             ACICS      12/31/01
Florida Metropolitan University..  Lakeland, FL            ACICS      12/31/03
Florida Metropolitan University..  Clearwater, FL          ACICS      12/31/03
Las Vegas College................  Las Vegas, NV           ACICS      12/31/01
Mountain West College............  Salt Lake City, UT      ACICS      12/31/01
Parks College ...................  Thornton, CO            ACICS      12/31/01
Parks College ...................  Aurora, CO              ACICS      12/31/01
Rhodes College...................  Phoenix, AZ              NCA     2007-2008(1)
Rhodes College...................  Rancho Cucamonga, CA    ACICS      12/31/04
Rhodes College...................  Springfield, MO         ACICS      12/31/04
Rochester Business Institute.....  Rochester, NY           ACICS      12/31/01
Western Business College.........  Portland, OR            ACICS      12/31/01
Western Business College.........  Vancouver, WA           ACICS      12/31/01

                                                          Accrediting
 Diploma-Granting Colleges                 Location         Agency    Expiration
 -------------------------                 --------       ----------- ----------
Bryman College.....................  Los Angeles, CA        ACCSCT     11/01/05
Bryman College.....................  New Orleans, LA        ACCSCT     12/31/01
Bryman Institute...................  Brighton, MA           ACCSCT     12/31/02
Bryman College.....................  Anaheim, CA            ACCSCT     04/01/02
Bryman College.....................  El Monte, CA           ACCSCT     08/01/04
Bryman College.....................  San Francisco, CA      ACCSCT     12/31/01
Bryman College.....................  SeaTac, WA             ACCSCT     10/01/02
Bryman College.....................  Gardena, CA            ACCSCT     10/01/02
Bryman College.....................  Reseda, CA             ACCSCT     12/31/01
Bryman College.....................  Ontario, CA            ACCSCT     10/01/03
Bryman College ....................  San Jose (North), CA   ACCSCT     01/01/03
Bryman College ....................  San Jose (South), CA   ACCSCT     12/31/01
Bryman College.....................  Whittier, CA           ACCSCT     08/01/05
Bryman College.....................  West Los Angeles, CA   ACCSCT     05/01/04
Computer Training Academy(2).......  Pleasanton, CA          ACCET     04/15/03
Computer Training Academy..........  San Jose, CA            ACCET     04/15/03
Georgia Medical Institute..........  Atlanta, GA             ABHES     12/31/04
Georgia Medical Institute..........  Jonesboro, GA           ABHES     12/31/04
Georgia Medical Institute..........  Marietta, GA            ABHES     12/31/04
Harbor Medical College.............  Torrance, CA            ACCET     12/31/01
Kee Business College...............  Newport News, VA        ACICS     12/31/04
Kee Business College...............  Chesapeake, VA          ACICS     12/31/04
National Institute of Technology...  San Antonio, TX        ACCSCT     12/31/01
National Institute of Technology...  Atlanta, GA            ACCSCT     08/01/02
National Institute of Technology...  Dearborn, MI           ACCSCT     03/19/03
National Institute of Technology...  Greenspoint, TX        ACCSCT     03/07/02
National Institute of Technology...  Houston, TX            ACCSCT     11/01/05
National Institute of Technology...  Long Beach, CA         ACCSCT     07/01/03
National Institute of Technology...  Southfield, MI         ACCSCT     04/01/03
National Institute of Technology...  Cross Lanes, WV        ACCSCT     12/31/01
Olympia Career Training Institute..  Grand Rapids, MI        ABHES     12/31/02
Olympia Career Training Institute..  Kalamazoo, MI           ABHES     12/31/02
Olympia College....................  Merrillville, IN        ABHES     12/31/02
Olympia College....................  Skokie, IL             ACCSCT     01/01/02
Skadron College....................  San Bernardino, CA      ACICS     12/31/01

--------
(1) NCA recommendation of agency staff is pending final approval by its commissioners.
(2) Scheduled to close during fiscal 2002.

   The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution's operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEA, recognized accrediting agencies must conduct regular inspections and reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing a change of ownership must be reviewed by the accrediting agency. All of the Company's colleges have been visited and reviewed by their respective accrediting agencies subsequent to the date of acquisition by the Company. Accrediting agencies also monitor institutions' compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also place an institution on "reporting" status in order to monitor one or more specific areas of the institution's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution's performance in specific areas. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. While on probation, show cause or reporting status, an institution may be required to seek permission of its accrediting agency to open and commence instruction at new locations. Ten of our 56 campuses are currently on retention reporting with ACICS.

Federal Support for Post-Secondary Education

   While many of the states support their public colleges and universities through direct state subsidies, the federal government provides a substantial part of its support for post-secondary education by way of grants and loans to students who can use this money at any institution certified as eligible by the DOE. Since 1972, Congress has expanded the scope of the HEA by, among other things, (i) providing that students at proprietary institutions, such as the Company's institutions, are eligible for assistance under the Title IV Programs, (ii) establishing a program for loans to parents of eligible students, (iii) opening the Title IV Programs to part-time students, and (iv) increasing maximum loan limits and in some cases eliminating the requirement that students demonstrate financial need to obtain federally guaranteed loans. Most recently, the Federal Direct Lending Program ("FDL") was enacted, enabling students to obtain loans directly from the federal government rather than from commercial lenders. Congress reauthorizes the student financial assistance programs of the HEA approximately every five years, the last time having done so in 1998.

   Students at the Company's institutions receive grants, loans and work opportunities to fund their education under several of the Title IV Programs, of which the two largest are the Federal Student Loan ("FFEL") program and the Federal Pell Grant ("Pell") program. The Company's institutions also participate in the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, and some of them participate in the Perkins program and the Federal Work-Study ("FWS") program.

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

   Pell. Pell grants are the primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 2000-2001 award year, Pell grants ranged from $400 to $3,300 per year. Amounts received by students enrolled in the Company's institutions in the 2000-2001 award year under the Pell program equaled approximately 24% of the Company's net revenue.

   FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% contribution for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2000-2001 award year, the Company's required 25% contribution match was met by approximately $691,000 in funds from its institutions and funds from state scholarships and grants and from foundations and other charitable organizations. Amounts received by students in the Company's institutions under the federal share of the FSEOG programs in the 2000-2001 award year equaled approximately 1.3% of the Company's net revenue.

   FFEL and FDL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the FDL program, students may obtain loans directly from the DOE rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial needs qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in the Company's institutions under the Stafford program in the 2000-2001 award year equaled approximately 52.0% of the Company's net revenue. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Amounts received by students in the Company's institutions under the PLUS program in the 2000-2001 award year equaled approximately 3.6% of the Company's net revenue.

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

   Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with repayment delayed until six months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2000-2001 award year, the Company collected approximately $876,000 from its former students in repayment of Perkins loans. In the 2000-2001 award year, the Company had no required matching contribution. The Perkins loans disbursed to students in the Company's institutions in the 2000-2001 award year equaled approximately 0.3% of the Company's net revenue.

   FWS. Under the FWS program, federal funds are made available to pay up to 75% of the cost of compensation for part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. During the 2000-2001 award year, the Company's institutions and other organizations provided matching contributions totaling approximately $176,000. At least 7% of an institution's FWS allocation must be used to fund student employment in community service positions. FWS earnings are given directly to the student for their own discretionary use. However, in the 2000-2001 award year, the federal share of FWS earnings equaled 0.2% of the Company's net revenue.

Federal Oversight of the Title IV Programs

   The substantial amount of federal funds disbursed nationally through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to instances of fraud, waste and abuse. As a result, the United States Congress has required the DOE to increase its level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to the DOE an audit by an independent accounting firm of that institution's compliance with the Title IV Program requirements, as well as audited financial statements. The DOE also conducts compliance reviews, which include on-site evaluations, of several hundred institutions nationally each year, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the DOE conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each participating institution, including each of the Company's institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs. In addition, the DOE periodically revises its regulations and changes its interpretation of existing laws and regulations.

   Cohort Default Rates. A significant component of the Congressional initiative aimed at reducing fraud, waste and abuse was the imposition of limitations on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an excessive rate ("Cohort Default Rates"). Since the DOE began to impose sanctions on institutions with Cohort Default Rates above certain levels, the DOE has reported that more than 1,000 institutions have lost their eligibility to participate in some or all of the Title IV Programs. However, many institutions, including all of the Company's institutions, have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner. An institution's Cohort Default Rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution that participates in both the FFEL and FDL programs, including any of the Company's institutions, receives a single "weighted average" Cohort Default Rate in place of an FFEL or FDL Cohort Default Rate. Any institution whose Cohort Default Rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be found by the DOE to lack administrative capability and, on that basis, placed on provisional certification status for up to three years. Provisional certification status does not limit an institution's access to Title IV Program funds but does subject that institution to closer review by the DOE and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Any institution whose Cohort Default Rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL or FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose Cohort Default Rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. The 1998 Amendments to the HEA provide that institutions which become ineligible to participate in the Title IV Programs because of Cohort Default Rates in excess of the applicable levels will also become ineligible to participate in the Pell grant program. Since the calculation of Cohort Default Rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or servicers), as well as the DOE, the HEA provides a formal process for the review and appeal of the accuracy of Cohort Default Rates before the DOE takes any action against an institution based on such rates. The 1998 Amendments expand institutions' ability to appeal loss of eligibility owing to such default rates.

   We proactively manage our students' repayment obligations and have engaged two professional default management firms to assist the us in reducing the Cohort Default Rates at our colleges. To date the firms have favorably impacted the Cohort Default Rates at our colleges, lowering historical default rates at certain colleges by ten percentage points or more. We believe that professional default management services can continue to assist us in reducing the Cohort Default Rates at our colleges.

   Due to excessive Cohort Default Rates during 1992 to 1996, six of our schools, NIT in Wyoming, Michigan, Bryman Institute in Brighton, Massachusetts, and the Bryman Colleges in El Monte, California, Los Angeles, California, San Jose (South), California and New Orleans, Louisiana became ineligible to participate in the FFEL programs beginning in May 1997. The seventh, Skadron College in San Bernardino, California, lost its eligibility to participate in the FFEL program in June of 1994.

   Through the Company's aggressive default management efforts, two of these seven colleges had fiscal 1995 published default rates below 25%. Moreover, as a result of negotiations between the Company and the DOE regarding reinstatement of eligibility for the seven campuses that lost eligibility, the DOE reinstated four of the seven colleges. The remaining three colleges, Bryman Colleges in San Jose, California and New Orleans, Louisiana and Skadron College in San Bernardino, California were reinstated in October 2000.

   The following table sets forth the final Cohort Default Rates for our institutions for federal fiscal years 1997, 1998 and 1999:

Institution                                                 1997  1998  1999(1)
-----------                                                 ----  ----  -------
Degree-Granting Colleges

Blair College, Colorado Springs, CO.......................  13.9% 15.2%  16.6%
Duff's Business Institute, Pittsburgh, PA.................  21.6% 23.2%  23.0%
FMU--Orlando (North, South, Melbourne), FL(2).............  22.7% 15.3%   9.5%
FMU--Pinellas (Lakeland, Jacksonville), FL(2).............  21.5% 18.6%  10.2%
FMU--Tampa (Brandon), FL(2)...............................  18.9% 15.7%  11.9%
FMU--Ft. Lauderdale, FL...................................  25.5% 13.3%  11.4%
Las Vegas College, NV.....................................  17.1% 11.1%  16.5%
Mountain West College, Salt Lake City, UT.................  23.0% 16.1%  12.9%
Parks College North and South, CO(2)......................  15.2% 15.2%  17.7%
Rochester Business Institute, Rochester, NY...............  23.2% 23.1%  14.2%
Rhodes College, Phoenix, AZ...............................  18.5% 18.6%  12.9%
Rhodes College (Springfield, MO, Rancho Cucamonga, CA)....  21.1% 21.9%  18.2%
Western Bus. College (Portland, OR and Vancouver, WA)(2)..  18.1% 13.3%  11.3%

Diploma-Granting Colleges

Bryman Institute, Brighton, MA............................  23.7% 17.5%  13.8%
Bryman College, El Monte, CA..............................  17.3% 14.7%  11.2%
Bryman College, Gardena, CA...............................  19.1% 11.4%  17.1%
Bryman College, Los Angeles, CA...........................  13.5% 13.2%  13.3%
Bryman College, Anaheim, CA...............................  16.7%  9.4%  12.9%
Bryman College, San Francisco, CA.........................  19.5% 14.1%  12.2%
Bryman College, San Jose No., CA..........................  23.1% 10.4%  12.7%
Bryman College, San Jose South, CA (New
 Orleans, LA)(1)(2).......................................  16.0% 16.7%  25.8%
Bryman College, Sea Tac, WA...............................   6.6% 17.3%  14.7%
Bryman College, Reseda, CA................................  19.1% 13.7%  10.8%
Bryman College, Ontario, CA...............................  12.6%  9.4%  12.5%
Computer Training Academy, San Jose, CA
 (Pleasanton, CA)(2)......................................   8.6%  9.4%  15.6%
GMI (Atlanta, Jonesboro and Marietta, GA)(2)..............  22.1% 14.9%   2.8%
Harbor Medical College, Torrance, CA(3) ..................     0%    0%  25.0%
Kee Business College, Newport News, VA
 (Chesapeake, VA)(2)......................................  27.2% 17.5%  12.3%
NIT, Cross Lanes, WV (Atlanta, GA)(2).....................  18.0% 16.9%  11.3%
NIT, Long Beach, CA (Los Angeles, CA and
 Whittier, CA)(2).........................................  15.7% 15.0%  15.0%
NIT, San Antonio, TX (Houston, TX and
 Greenspoint, TX)(2)......................................  21.3% 17.2%  15.8%
NIT, Southfield, MI (Dearborn, MI)(2).....................  12.2% 16.5%  18.9%
Olympia College,  Skokie, IL..............................  13.5% 16.5%  11.1%
Olympia Career Training Institute (Grand Rapids, MI,
 Kalamazoo, MI and Merrillville, IN)(2)...................   9.0%  9.3%   7.4%
Skadron College, San Bernardino, CA.......................  23.2%  2.4%     0%

--------
(1) Final 1999 rates were released in September 2001. Final rates are subject to appeal. Based on current information, the Company plans to appeal the 1999 default rate of Bryman College, San Jose (South), with its additional campus in New Orleans, LA, and expects the final rate to be reduced to below 25%.
(2) Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.
(3) The 1999 rate for Harbor Medical College is an "unofficial rate" because there were less than 30 students in the cohort. Accordingly, the 1999 rate will not count against the college in determining its Title IV eligibility.

   In addition, if an institution's Cohort Default Rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Fifteen of the Company's institutions have Perkins program Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 1999 federal award year, the most recent year for which such rates have been calculated. During fiscal 2001, Perkins loans amounted to 0.3% of total Company revenues. The Perkins Cohort Default Rates for these institutions ranged from 16.6% to 46.9%. Default rates in excess of 15% could result in provisional certification status. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

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

   Increased Regulatory Scrutiny. The HEA provides for a three-part initiative, generally referred to as the Triad, intended to increase regulatory scrutiny of post-secondary education institutions. One part of the Triad expands the role of accrediting agencies in the oversight of institutions participating in the Title IV Programs. Accrediting agencies which review and accredit the Company's campuses conduct reviews of substantial breadth. Their examinations pertain to such areas as student achievement, curriculum, faculty, facilities, equipment, admissions, financial responsibility and timeliness of student refunds. The Triad provisions also require each accrediting agency recognized by the DOE to undergo comprehensive periodic reviews by the DOE to ascertain whether such accrediting agency is adhering to required standards.

   A second part of the Triad involves the standards to be applied by the DOE in evaluating the financial responsibility and administrative capability of institutions participating in the Title IV Programs. In addition, the Triad mandates that the DOE periodically reviews the eligibility and certification to participate in the Title IV Programs of every such eligible institution. By law, all institutions are required to undergo a recertification review at least every six years, although the DOE may recertify an institution for a shorter time period. Under these standards, each of our institutions is evaluated by the DOE on a routine basis. A denial of recertification would preclude an institution from continuing to participate in the Title IV Programs.

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

   Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the DOE's recertification process and also annually as each institution submits its audited financial statements to the DOE. In November 1997, the DOE published new regulations regarding financial responsibility that took effect on July 1, 1998. Under the new regulations, the DOE calculates three financial ratios for an institution, an equity ratio, a primary reserve ratio, and a net income ratio, each of which is scored separately and is then combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but above a designated threshold level (the "Intermediate Zone," which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures, but without having to post a letter of credit in favor of the DOE. If an institution's composite score falls below the minimum threshold level of 1.0 or is in the Intermediate Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of the DOE.

   For fiscal 2001, our calculations show that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores from 1.8 to 3.0. Also, the Company, on a consolidated basis, meets the requirements with the maximum possible composite score of 3.0.

   An institution that is determined by the DOE not to meet any one of the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may do so by posting a surety either in an amount equal to 50% (or greater, as the DOE may require) of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as the DOE may require) of such prior year's funds if the institution also agrees to provisional certification and to transfer to the reimbursement or cash monitoring system of payment for its Title IV Program funds. The DOE has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the DOE.

   Based on financial responsibility standards in place at the time the Company purchased 18 colleges from Phillips Colleges Inc., the Company was required to post a $1.0 million letter of credit in favor of DOE at the time of the acquisition. In addition, the 18 colleges the Company purchased were required to remain on the reimbursement program (they had been placed on reimbursement under prior ownership). Although the $1.0 million letter of credit is less than the amount normally required under such circumstances, the DOE agreed to these terms in order to facilitate the sale of the colleges to the Company. The need for and sufficiency of the letter of credit has been reviewed annually by the DOE. As a result of this review in 1998, the letter of credit was increased to $1.5 million based on the increased usage of Title IV Program funds by the Company's students. After review of the Company's fiscal 1999 financial statements during its 2000 fiscal year, the DOE released the letter of credit and no longer required any of the schools to remain on reimbursement.

   Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard has been modified to exempt an institution if it has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, the Company currently has three outstanding letters of credit in the aggregate amount of approximately $56,000. Although there are no citations for material weaknesses in the Company's or its colleges' internal controls, there can be no assurance that, upon review by the DOE, that the Company will not be required to post additional letters of credit in favor of the DOE on behalf of the affected colleges.

   Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change of control, including all the institutions the Company has acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. All of the

Company's schools have been provisionally certified following their acquisition by the Company. Currently, 16 have received full certification and 40 remain on a provisional certification.

   The 1998 Amendments allow for the temporary certification of an institution that has undergone a change of ownership that results in a change of control so that Title IV Program funds may not be interrupted. To qualify for such temporary certification, the institution must submit a "materially complete" application for recertification within 10 business days of the transaction. The institution must also timely file approval of the change of ownership, if required by the state in which it operates and its accrediting agency, and an audited balance sheet as of the date of the closing. Such temporary certification continues until the application for recertification is acted upon by the DOE.

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

   Generally, if an institution that is eligible to participate in the Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the DOE to have the additional program designated as eligible. However, an institution is not obligated to obtain DOE approval of an additional program that leads to an associate's, bachelor's, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Furthermore, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that 70% of all students who enroll in such programs complete them within a prescribed time and 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of the Company's colleges offer such short-term programs in compliance with DOE regulations. Students enrolled in such programs represent a small percentage of the total enrollment of the Company's colleges. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs without the DOE's express approval, the institution would likely be liable for repayment of the Title IV Program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over the Company's campuses also have requirements that may, in certain instances, limit the ability of the Company to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

   Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the "ability to benefit" from the program of study ("ATB"). Twenty-seven of the Company's colleges admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. In addition to the testing requirements, the DOE regulations also prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution. None of the Company's colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2001, ATB students represented approximately 5.0% of the Company's total student population.

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

   Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based, directly or indirectly, on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity for programs eligible for Title IV Program funds. The Company believes that its current compensation plans are in compliance with HEA standards.

   Return of Title IV Funds. The 1998 Amendment to the HEA changed substantially the way Title IV funds are handled when a Title IV recipient withdraws from a school. Instead of the previous federal refund policy, institutions must follow requirements which ensure the return to the federal student financial and programs all of the unearned funds of a student who withdraws from a program. Final regulations implementing the new return of federal student financial aid funds policy were issued in November 1999. The regulations became effective October 7, 2000.

                         RISKS RELATED TO OUR BUSINESS

Risks Related To Extensive Regulation Of Our Business

   If we fail to follow extensive regulatory requirements for our business, we could suffer severe fines and penalties, including loss of access to federal student loans and grants for our students.

   We derive a majority of our revenues from federal student financial aid programs. To participate in such programs an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the DOE, and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies that, among other things, requires us to:

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

  . prohibit the payment of incentives to personnel engaged in student recruiting, admissions activities or awarding financial aid; and

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

   For example, the 1998 amendments to the HEA changed substantially the way federal student financial aid funds are handled when a student withdraws from a school. Instead of the previous federal refund policy, institutions must follow requirements which ensure the return to the federal student financial aid programs of all of the unearned funds of a student who withdraws from a program. Final regulations implementing the new return of federal student financial aid funds policy were issued in November 1999. The regulations became effective October 7, 2000. We have implemented policies to require our schools to make refund calculations based on the new refund methodology.

   The effect of these new federal policies is to generally reduce the amount of federal loans and grant funds available to students who withdraw from school before finishing their programs. Consequently, the amount of money owed directly by the students to the schools could increase and, to the extent the students fail to pay the amounts owed, the Company's bad debt expense would increase. We have implemented procedures designed to mitigate the adverse impact of these new federal refund policies. The procedures, however, may be insufficient to entirely mitigate any adverse effect on bad debt expense. Any significant increase in bad debt expense could have a material adverse effect on our business.

   If we do not meet specific financial responsibility ratios and tests established by the DOE our schools may lose eligibility to participate in federal student financial aid programs.

   To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the DOE calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution's financial responsibility. If an institution's score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2001, our calculations show that all of our schools exceed this requirement on an individual basis, with composite scores from 1.8 to 3.0. On a consolidated basis, our Company also exceeds this requirement with the maximum possible composite score of 3.0. We cannot assure you that we and our institutions will satisfy the numeric standards in the future.

   Our schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

   A proprietary institution loses its eligibility to participate in the federal student financial aid programs for a period of one year if it derives more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violates this rule immediately becomes ineligible to participate in federal student financial aid programs and is ineligible to reapply to regain its eligibility until the following fiscal year. Based on our calculations, none of our schools received more than 90% of its revenues, on a cash basis, in fiscal 2001, with our highest institution receiving 86% of its revenues, on a cash basis, from federal student financial aid programs. On a consolidated basis, the Company received 81% of its revenues, on a cash basis, from federal student financial aid programs in fiscal 2001. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

   Our schools may lose eligibility to participate in federal student financial aid programs if their current and former students' loan default rates are too high.

   An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federal student loans equal or exceed 25% per year for three consecutive years. For federal fiscal year 1999, the last year for which final rates have been published, default rates for our institutions range from a low of 2.8% to a high of 25.8%. Cohort Default Rates published by the DOE are subject to appeal by the Company. The Company reviews all annually published Cohort Default Rates and appeals those rates it believes are inaccurate. Even though rates are published as final, they are still subject to appeal by the Company and may change based on current and future appeals that may be submitted by the Company. The Company expects to appeal the 1999 rate for San Jose (along with its additional location of New Orleans) and currently believes that such appeal will reduce the final 1999 rate to below 25%. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

   If regulators do not approve our acquisitions, the acquired school(s) would not be permitted to participate in federal student financial aid programs.

   When we acquire an institution, we must seek approval from the DOE and most applicable state agencies and accrediting agencies, because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the DOE standards can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document. If we are unable to re-establish the state authorization, accreditation or DOE certification of any institution we have acquired or will acquire, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

   Additionally, if regulators do not approve transactions involving a change of control of our Company or any of our schools, we may lose our ability to participate in federal student financial aid programs. If we or any of our institutions experience a change of control under the standards of applicable state agencies or accrediting agencies or the DOE, we or the affected institutions must seek the approval of the relevant agencies. Some of these transactions or events, such as a significant acquisition or disposition of our common stock, may be beyond our control. The adverse regulatory effect of a change of ownership resulting in a change of control could also discourage bids for the Company's outstanding shares of common stock at a premium and could have an adverse effect on the market price of our common stock.

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

   During calendar year 2001, current accreditation for 21 of our schools will expire and these schools will be subject to reaccreditation reviews. In addition, during calendar 2002, the accreditation for 12 of our schools will be subject to reaccreditation reviews. If one or more of these schools fails to be reaccredited, our business could be harmed.

   If we fail to demonstrate "administrative capability" to the DOE, our business could suffer.

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

Operational Risks That Could Have A Material Adverse Effect On Our Business

   If students fail to pay their outstanding balances, our business will be harmed.

   We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. Losses related to unpaid student balances in excess of the amounts we have reserved for bad debts could have a material adverse effect on our business.

   Failure to effectively manage our growth could harm our business.

   We have grown rapidly since we formed our Company in 1995. Our rapid growth, now or in the future, could place a strain on our management, operations, employees or resources. We cannot assure our stockholders that we will be able to maintain or accelerate our current growth rate, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, our business could be materially adversely affected.

   If we cannot effectively identify, acquire and integrate additional schools, it could harm our business.

   We expect to continue to rely on acquisitions as a key component of our growth. We often engage in evaluations of, and discussions with, possible acquisition candidates. We cannot make assurances that we will be able to identify suitable acquisition candidates or that we will be able to acquire any of the acquisition candidates on favorable terms. Furthermore, we cannot make assurances that any acquired schools can be successfully integrated into our operations or be operated profitably. Acquisitions involve a number of risks that include:

 . diversion of management resources;

 . integration of the acquired schools' operations;

 . adverse short-term effects on reported operating results; and

 . possible loss of key employees.

   Continued growth through acquisition may also subject us to unanticipated business or regulatory uncertainties or liabilities. When we acquire an existing school, we typically allocate a significant portion of the purchase price to fixed assets, curriculum, goodwill and intangibles, such as covenants not-to-compete. For our acquisitions to date, we have amortized goodwill and trade names over a period of 40 years and curricula over three to 15 years. The Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company's long-lived assets are assessed. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school's participation in federal student financial aid programs until it obtains the DOE's approval. If we fail to manage successfully our acquisitions, our business would likely suffer.

   Failure to effectively manage opening new schools or adding new services could harm our business.

   Establishing new schools requires us to make investments in management, capital expenditures, marketing expenses and other resources. To open a new school, we are also required to obtain appropriate state and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, the new school is required to be certified as eligible to receive Title IV funds by the DOE. We cannot assure you that we will be able to successfully open new schools in the future. Our failure to effectively manage the operations of newly established schools could have a material adverse effect on our business.

   Our success depends upon our ability to recruit and retain key personnel.

   We depend on key personnel, including David G. Moore, Paul R. St. Pierre, Dennis L. Devereux, Dennis N. Beal, Beth A. Wilson, Mary H. Barry, Nolan A. Miura and Stan A. Mortensen to effectively operate our business. If any of these people left our Company and we failed to effectively manage a transition to new people, our business could suffer.

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

   Our certificate of incorporation, our by-laws and Delaware law contain provisions that may delay, defer or inhibit a future acquisition of our Company not approved by our board of directors. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors. Our certificate of incorporation also permits our board of directors to issue shares of preferred stock with voting, conversion and other rights as it determines, without any further vote or action by our stockholders. By using preferred stock, we could:

 . discourage a proxy contest,

 . make the acquisition of a substantial block of our common stock more difficult, or

 . limit the price investors may be willing to pay in the future for shares of our common stock.

   In addition, our bylaws provide that (a) special meetings of our stockholders may be called only by our board of directors and (b) only two of our five Directors may be elected at a special meeting. These provisions also could discourage bids for your shares of common stock at a premium and could have a material adverse effect on the market price of your shares.

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

   We believe that funds from operations, cash, investments and borrowings under our $20 million credit facility pursuant to our credit agreement will be adequate to fund our current operation plans for the foreseeable future. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. We may also need additional debt or equity financing in the future to carry out our growth strategy. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and the sellers' willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

ITEM 2. DESCRIPTION OF PROPERTY

   Our corporate office is located in Santa Ana, California and our 56 facilities are located in 20 states. Each campus provides our students with modern lecture halls, instructional medical labs, libraries, Internet access and an administrative staff lead by a college president.

   We actively monitor our facility capacity and future facility capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling at existing facilities. From the end of fiscal 1996 through fiscal 2001, approximately 32% of the campuses have been relocated and an additional 25% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added or closed during each of the last five fiscal years, the number of campuses at the end of each of the last five fiscal years and the number of campuses that have been relocated, enlarged or remodeled in each of the last five fiscal years ended:

   During Fiscal Years Ended             6/30/97 6/30/98 6/30/99 6/30/00 6/30/01
   -------------------------             ------- ------- ------- ------- -------
   Opened
     Acquired...........................    20       0       0       5       9
     Branched...........................     0       0       2       2       4
   Closed...............................     0       1       0       0       1
   Total campuses at year end...........    36      35      37      44      56
   Relocated............................     2       6       5       2       3
   Enlarged or remodeled................     0       1       1       2      10(1)

--------
(1) The number of enlarged or remodeled locations in fiscal 2001 also includes our headquarters facility.

   All but four of our campuses are leased and we lease our headquarters offices. Most of our leases have primary terms between five and ten years with options to extend the lease, at our election.

   Square footage of the Company's colleges varies significantly based upon the type of programs offered and the market being served. The following table reflects square footage by location as of August 15, 2001:

                               Approx.
                                Square
   Degree-Granting Colleges    Footage
   ------------------------    -------
Blair College, Colorado
 Springs, CO(1)...............  23,134
Duff's, Pittsburgh, PA........  30,370
FMU, Brandon, FL..............  35,250
FMU, Ft. Lauderdale, FL.......  36,500
FMU, Jacksonville, FL.........  21,975
FMU, Lakeland, FL.............  23,717
FMU, Melbourne, FL(1).........  21,970
FMU, Orlando, FL North........  39,424
FMU, Orlando, FL South........  37,221
FMU, Pinellas, FL.............  30,734
FMU, Tampa, FL(1).............  29,380
Las Vegas College, Las Vegas,
 NV...........................  17,884
Mountain West College, Salt
 Lake City, UT................  24,200
Parks College, Thornton,
 CO(1)........................  28,000
Parks College, Aurora, CO.....  21,000
RBI, Rochester, NY............  29,424
Rhodes College, Phoenix, AZ...  14,200
Rhodes College, Rancho
 Cucamonga, CA................  17,643
Rhodes College, Springfield,
 MO...........................  23,012
Western Business College,
 Vancouver, WA................  16,813
Western Business College,
 Portland, OR.................  34,260
Corporate Offices.............
 Santa Ana, CA................  44,345
 Gulfport, MS.................   3,021

                                  Approx.
                                  Square
   Diploma-Granting Colleges      Footage
   -------------------------      -------
Bryman, Brighton, MA............  14,664
Bryman, El Monte, CA............  22,497
Bryman, Gardena, CA.............  21,355
Bryman, Los Angeles, CA.........  14,588
Bryman, New Orleans, LA.........  19,939
Bryman, Anaheim, CA.............  16,906
Bryman, San Francisco, CA.......  18,500
Bryman, San Jose, CA North......  17,678
Bryman, San Jose, CA South......   3,054
Bryman, Reseda, CA..............  19,486
Bryman, Sea Tac, WA.............  12,239
Bryman, Ontario, CA.............  12,244
Bryman, West Los Angeles, CA....  26,227
Bryman, Whittier, CA............  21,030
Computer Training Academy,
 Pleasanton, CA(2)..............   9,701
Computer Training Academy, San
 Jose, CA.......................  32,688
GMI, Atlanta, GA................  18,116
GMI, Jonesboro, GA..............  16,700
GMI, Marietta, GA...............  13,396
Harbor Medical College,
 Torrance, CA...................   3,604
Kee Business College, Newport
 News, VA.......................  16,215
Kee Business College,
 Chesapeake, VA.................  21,299
NIT, Atlanta, GA................  18,000
NIT, Cross Lanes, WV............  24,700
NIT, Dearborn, MI...............  17,546
NIT, Greenspoint, TX............  18,525
NIT, Houston, TX................  20,585
NIT, Long Beach, CA.............  26,715
NIT, San Antonio, TX............  37,300
NIT, Southfield, MI.............  24,033
Olympia Career Training
 Institute, Grand Rapids, MI....  22,255
Olympia Career Training
 Institute, Kalamazoo, MI.......   9,676
Olympia College, Merrillville,
 IN.............................  15,381
Olympia College, Skokie, IL.....  20,077
Skadron College, San Bernardino,
 CA.............................  21,600

--------
(1) Indicates owned properties.
(2) Scheduled to close during fiscal 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2001.

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

Price Range of Common Stock

   Our common stock is listed on the Nasdaq National Market System under the symbol "COCO." The approximate number of holders of record of our common stock as of August 31, 2001 was 29 and the number of beneficial owners is believed to be in excess of 9,500. Our common stock was first listed on Nasdaq upon the completion of our initial public offering in February 1999.

   On September 24, 2001 the closing price per share of common stock was $27.47, and the range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 1999, 2000 and 2001 is as follows (after giving effect to the Company's two-for-one stock split effected in the form of a dividend in December 2000):

                                                                   Price Range
                                                                    of Common
                                                                      Stock
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
     1999:
       Third Quarter (from February 5, 1999)..................... $12.50 $10.44
       Fourth Quarter............................................  11.03   6.25
     2000:
       First Quarter............................................. $11.75 $ 6.94
       Second Quarter............................................  12.06   8.32
       Third Quarter.............................................  12.63   7.94
       Fourth Quarter............................................  12.88   7.75
     2001:
       First Quarter............................................. $30.63 $11.50
       Second Quarter............................................  43.00  24.63
       Third Quarter.............................................  48.36  31.13
       Fourth Quarter............................................  52.00  34.00
     2002:
       First Quarter (through September 24, 2001)................ $55.47 $24.06

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

   The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations data and the balance sheet data set forth below as of and for each of the five years ended June 30, 1997, 1998, 1999, 2000 and 2001 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future.

                                           Years Ended June 30,
                                -----------------------------------------------
                                 1997      1998      1999      2000      2001
                                -------  --------  --------  --------  --------
                                   (In thousands, except per share data)
Statement of Operations Data:
 Net revenues(1)..............  $77,201  $106,486  $132,972  $170,734  $244,163
                                -------  --------  --------  --------  --------
 Operating expenses:
  Educational services........   50,568    65,927    76,425    92,757   131,501
  General and administrative..    8,101    10,777    13,961    16,346    19,562
  Marketing and advertising...   19,000    24,268    29,702    37,225    52,349
                                -------  --------  --------  --------  --------
  Total operating expenses....   77,669   100,972   120,088   146,328   203,412
                                -------  --------  --------  --------  --------
 Income (loss) from
  operations..................     (468)    5,514    12,884    24,406    40,751
 Interest expense (income),
  net.........................    2,524     3,305     1,678    (1,681)   (2,078)
 Other (income)...............      --        --        --       (175)      --
                                -------  --------  --------  --------  --------
 Income (loss) before income
  taxes and extraordinary
  (loss)......................   (2,992)    2,209    11,206    26,262    42,829
 Provision (benefit) for
  income taxes................   (1,107)      988     4,703    10,840    17,098
                                -------  --------  --------  --------  --------
 Net income (loss) before
  extraordinary (loss)........   (1,885)    1,221     6,503    15,422    25,731
 Extraordinary (loss) net of
  tax benefit.................      --        --     (2,011)      --        --
                                -------  --------  --------  --------  --------
 Net income (loss)............  $(1,885) $  1,221  $  4,492  $ 15,422  $ 25,731
                                =======  ========  ========  ========  ========
INCOME (LOSS) ATTRIBUTABLE TO
 COMMON STOCKHOLDERS:
 Net income (loss) before
  extraordinary (loss)........  $(1,885) $  1,221  $  6,503  $ 15,422  $ 25,731
 Less preferred stock
  dividends...................     (118)     (365)     (355)      --        --
                                -------  --------  --------  --------  --------
 Income (loss) before
  extraordinary (loss)
  attributable to Common
  stockholders................   (2,003)      856     6,148    15,422    25,731
 Extraordinary (loss).........      --        --     (2,011)      --        --
                                -------  --------  --------  --------  --------
  Net income (loss)
   attributable to common
   Stockholders...............  $(2,003) $    856  $  4,137  $ 15,422  $ 25,731
                                =======  ========  ========  ========  ========
INCOME (LOSS) PER SHARE
 ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
 Basic--
  Income (loss) before
   extraordinary (loss).......  $ (0.20) $   0.08  $   0.42  $   0.75  $   1.22
  Extraordinary (loss)........      --        --      (0.13)      --        --
                                -------  --------  --------  --------  --------
  Net income (loss)...........  $ (0.20) $   0.08  $   0.29  $   0.75  $   1.22
                                =======  ========  ========  ========  ========
 Diluted--
  Income (loss) before
   extraordinary (loss).......  $ (0.20) $   0.06  $   0.36  $   0.74  $   1.18
  Extraordinary (loss)........      --        --      (0.12)      --        --
                                -------  --------  --------  --------  --------
  Net income (loss)...........  $ (0.20) $   0.06  $   0.24  $   0.74  $   1.18
                                =======  ========  ========  ========  ========
Weighted average number of
 common shares outstanding:
 Basic........................    9,792    10,472    14,532    20,693    21,032
                                =======  ========  ========  ========  ========
 Diluted......................    9,792    14,250    17,098    20,849    21,731
                                =======  ========  ========  ========  ========

                                          Years Ended June 30,
                               -----------------------------------------------
                                 1997     1998      1999      2000      2001
                               --------  -------  --------  --------  --------
                                         (Dollars In thousands)
Other Data:
 EBITDA(2).................... $  1,602  $ 8,573  $ 16,329  $ 28,204  $ 45,611
 Cash flow provided by (used
  in):
  Operating activities........      995   (3,373)    5,794    23,582    21,532
  Investing activities........  (30,973)  (1,676)  (16,140)  (19,362)  (17,395)
  Financing activities........   30,975    4,630     9,731    (1,121)   10,715
 Capital expenditures(3)......    5,936    1,926     2,790     4,182    12,545
 Number of colleges at end of
  period......................       36       35        37        44        56
 Student population at end of
  period......................   12,820   13,992    16,012    19,464    25,626
 Starts during the period(4)..   13,673   18,261    21,008    24,660    33,252
Balance Sheet Data:
 Cash, cash equivalents and
  restricted cash(5).......... $  3,831  $ 3,162  $  1,797  $  4,896  $ 19,748
 Marketable investments.......      --       --     14,501    24,107     9,699
 Working capital..............    1,844      606    19,108    29,069    39,722
 Total assets.................   53,809   59,905    73,857    95,233   138,636
 Long-term debt, net of
  current maturities..........   36,168   31,535     3,396     2,230     2,138
 Redeemable preferred stock...    2,042    2,167       --        --        --
 Convertible preferred stock..      --     5,174       --        --        --
 Total stockholders' equity... $     21  $   977  $ 53,536  $ 69,003  $105,563

--------
(1) Represents student tuition and fees and bookstore sales, net of refunds.
(2) EBITDA equals earnings before interest, taxes, depreciation and amortization, including amortization of deferred financing costs. For the year ended June 30, 1999, EBITDA excludes the extraordinary loss from early extinguishment of debt which amounted to $2.0 million (net of $1.5 million tax benefit). EBITDA is presented because we believe it allows for a more complete analysis of our results of operations. EBITDA should not be considered as an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity as promulgated under GAAP.
(3) Year ended June 30, 1997 includes approximately $3.4 million for real estate acquired in connection with the acquisition of certain schools from Phillips Colleges, Inc.
(4) Represents the new students starting school during the periods presented.
(5) Includes approximately $1.0 million, $760,000, $10,000, $10,000 and $10,000 of restricted cash at June 30, 1997, 1998, 1999, 2000 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial and Other Data and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

Background and Overview

   As of June 30, 2001, we operated 56 colleges, with more than 25,600 students, in 20 states. During the fiscal year ended June 30, 2001, our Company had net revenues of $244.2 million. Our revenues consist principally of student tuition, enrollment fees and bookstore sales, and are presented as net revenues after adjustments related to students who do not complete their program.

   Net revenues increased 43.0% to $244.2 million in 2001 from $170.7 million in 2000. The increase is largely the result of a 31.7% increase in the average student population and a 9.1% increase in the average tuition rate per student during the period. Tuition revenues, which represented 93.7% of fiscal 2001 total net revenues, fluctuate with the aggregate enrolled student population and the average program or credit hour charge. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts occur on a monthly basis in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional "mini-start" in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level, such as diploma, or associate's, bachelor's or master's degree, and the specific curriculum.

   The majority of students at our colleges rely on funds received under various government sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. In fiscal 2001, approximately 81% of our net revenues, on a cash basis, were derived from federal student financial aid programs.

   We categorize our expenses as educational services, general and administrative, and marketing and advertising. Educational services expense is primarily comprised of those costs incurred to deliver and administer the education programs at the colleges, including faculty and college administration compensation; education materials and supplies; college facility rent and other occupancy costs; bad debt expense; depreciation and amortization of college property and equipment and goodwill; and default management expenses and financial aid processing costs.

   General and administrative expense consists principally of those costs incurred at the corporate and regional level in support of college operations, except for marketing and advertising related costs. Included in general and administrative costs are Company executive management, corporate staff and regional operations management compensation; rent and other occupancy costs for corporate headquarters; depreciation and amortization of corporate property and equipment and certain intangibles; and other expenses incurred at corporate headquarters.

   Marketing and advertising expense includes compensation for college admissions staff, regional admissions directors, compensation paid at corporate for marketing and advertising management, and all direct advertising and production costs.

Acquisitions

   Since our inception, we have completed the following acquisitions, each of which was accounted for using the purchase method of accounting, and the results of their operations are included in our consolidated results of operations since their respective dates of acquisition.

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

   On June 1, 2000, we acquired substantially all of the assets of Academy of Business College, Inc. which operated one college in Phoenix, Arizona, for approximately $1.0 million in cash.

   On October 23, 2000, we acquired substantially all of the assets of Educorp, Inc., which operated four colleges in California, for approximately $12.6 million in cash.

   On November 1, 2000, we acquired substantially all of the assets of Computer Training Academy, Inc. which operated two colleges in northern California, for approximately $6.1 million in cash.

   On February 1, 2001, we acquired all of the outstanding stock of Grand Rapids Educational Center, Inc., which operated three campuses in Michigan and Illinois, for approximately $2.8 million in cash.

Results of Operations

   Comparisons of results of operations between fiscal year ended June 30, 2001, and fiscal years ended June 30, 2000 and 1999, are difficult due to the opening of four branch campuses and the acquisition of nine campuses in fiscal 2001, the opening of two branch campuses and the acquisition of five campuses in fiscal 2000 and the opening of two branch campuses in fiscal 1999.

   The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

                                                               Years Ended
                                                                June 30,
                                                            -------------------
                                                            1999   2000   2001
                                                            -----  -----  -----
   Statement of Operations Data:
   Net revenues............................................ 100.0% 100.0% 100.0%
                                                            -----  -----  -----
   Operating expenses:
     Educational services..................................  57.5   54.3   53.9
     General and administrative............................  10.5    9.6    8.0
     Marketing and advertising.............................  22.3   21.8   21.4
                                                            -----  -----  -----
       Total operating expenses............................  90.3   85.7   83.3
   Income from operations..................................   9.7   14.3   16.7
   Interest expense (income), net..........................   1.3   (1.0)  (0.8)
   Other (income)..........................................   --    (0.1)   --
                                                            -----  -----  -----
   Income before income taxes..............................   8.4   15.4   17.5
   Provision for income taxes..............................   3.5    6.4    7.0
                                                            -----  -----  -----
   Net income before extraordinary (loss)..................   4.9    9.0   10.5
   Extraordinary (loss), net of tax benefit................  (1.5)   --     --
                                                            -----  -----  -----
     Net income............................................   3.4%   9.0%  10.5%
                                                            =====  =====  =====

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

   Net Revenues. Net revenues increased $73.5 million, or 43.0%, from $170.7 million in fiscal 2000 to $244.2 million in fiscal 2001 due primarily to a 31.7% increase in the average student population during the year and a 9.1% increase in the average earning rate, tuition, per student. At June 30, 2001, the total student population was 25,626, compared with 19,464 at June 30, 2000. Same school student population increased 14.0% as of June 30, 2001.

   Educational Services. Educational services expense increased $38.7 million, or 41.8%, from $92.8 million in fiscal 2000 to $131.5 million in fiscal 2001. The increase was due primarily to the 31.7% increase in the average student population, wage increases for employees, bad debt expense and expenses incurred to adopt curricula at the schools. During fiscal 2001, we adopted 75 programs, during fiscal 2000 we adopted 36 programs and in fiscal 1999 we adopted 24 programs. Bad debt expense was negatively impacted from the October 2000 required adoption of the Department of Education's new methodology for calculating refunds of federal student financial aid previously disbursed to students who have since withdrawn from an institution. This new regulation results in an increase in the student's obligation to the institution from which they have withdrawn and a decrease in the amount of student federal financial aid received by the institution on behalf of the students who withdraw. Bad debt expense amounted to $14.0 million, or 5.7% of revenue in fiscal 2001, compared to $8.8 million, or 5.1% of revenue in fiscal 2000. Additionally, 13 of our colleges were relocated, enlarged, or remodeled, four new branch campuses were opened, and nine campuses were acquired. As a percentage of net revenues, educational services expense decreased from 54.3% to 53.9%.

   General and Administrative. General and administrative expense increased $3.3 million, or 19.7%, from $16.3 million in fiscal 2000 to $19.6 million in fiscal 2001. The increase was primarily a result of (i) additional headquarters staff and related relocation costs to support operations, (ii) wage increases for employees, and (iii) higher incentive compensation. As a percentage of net revenues, general and administrative expense decreased from 9.6% to 8.0%.

   Marketing and Advertising. Marketing and advertising expense increased $15.1 million, or 40.6%, from $37.2 million in fiscal 2000 to $52.3 million in fiscal 2001, primarily due to the increased volume of advertising required to support the acquired campuses and new branch campus openings and additional admissions staff necessary to support the 33.6% increase in new student enrollments. Also contributing to the increase was advertising cost inflation and wage increases for employees. As a percentage of net revenues, marketing and advertising expense decreased from 21.8% to 21.4%.

   Income From Operations. Income from operations increased 67.0% to $40.8 million, or 16.7% of revenues in fiscal 2001, compared to $24.4 million, or 14.3% of revenues in fiscal 2000.

   Interest Income, Net. Interest income (net of interest expense of $0.3 million) amounted to $2.1 million in fiscal 2001 compared to interest income (net of interest expense of $0.4 million) of $1.7 million in fiscal 2000.

   Provision for Income Taxes. The effective income tax rate for fiscal 2001 decreased to 39.9% of income before taxes compared to 41.3% of income before taxes in fiscal 2000.

   Net Income. Net income for fiscal 2001 increased 66.8% to $25.7 million, or 10.5% of revenues, compared to net income of $15.4 million, or 9.0% of revenues, for fiscal 2000.

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

   Net Revenues. Net revenues increased $37.8 million, or 28.4%, from $133.0 million in fiscal 1999 to $170.7 million in fiscal 2000 due primarily to a 15.7% increase in the average student population during the year and a 10.6% increase in the average earning rate, tuition, per student. At June 30, 2000, the total student population was 19,464, compared with 16,012 at June 30, 1999. Same school student population increased 13.0% as of June 30, 2000.

   In connection with our acquisition of 18 colleges from Phillips Colleges, Inc. in fiscal 1997, we honored certain fixed price commitments to students already in school ("grandfathered students") when we acquired those colleges. As a result, over the last several years, including fiscal 2000, our average tuition rate per student has increased more dramatically than the actual tuition price increases at our schools. This is as a result of the changing mix of new to grandfathered students, as the latter students have graduated or discontinued their education. As of June 30, 2000, virtually all grandfathered students had either graduated or discontinued their education.

   Educational Services. Educational services expense increased $16.3 million, or 21.4%, from $76.4 million in fiscal 1999 to $92.8 million in fiscal 2000. The increase was due primarily to the 15.7% increase in the average student population, wage increases for employees and increases in bad debt expense. Bad debt expense amounted to $8.8 million, or 5.1% of revenue in fiscal 2000 compared to $7.7 million, or 5.8% of revenue in fiscal 1999. Additionally, during fiscal 2000, four colleges were either relocated, remodeled or enlarged and two new branch campuses were opened and five campuses were acquired. As a percentage of net revenues, educational services expense decreased from 57.5% to 54.3%.

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

Liquidity and Capital Resources

   In August 2001, we entered into a Second Amendment to our Amended and Restated Loan Agreement, as amended our "Credit Facility," for $20.0 million with Union Bank of California, which expires in September 2003. The Credit Facility includes a non-usage fee of 1/8% per year on the unused portion and borrowings will bear interest at LIBOR plus 150 basis points. At September 2003, any outstanding acquisition advances (subject to a limit of $10.0 million), as defined by the Credit Facility, will be converted into a three year amortizing term loan. The Credit Facility requires us to maintain certain financial and other covenants and we were in compliance or obtained a waiver with these covenants as of June 30, 2001. There were no borrowings outstanding at June 30, 2000 and June 30, 2001. Average daily borrowings outstanding amounted to approximately $20,000 in fiscal 2000 compared to $35,000 in fiscal 2001. The Credit Facility provides for a standby letter of credit sub-limit of $5.0 million. As of June 30, 2001, we had letters of credit of $140,000 issued and outstanding.

   Working capital amounted to $39.7 million as of June 30, 2001, and $29.1 million as of June 30, 2000 and the current ratios were 2.4:1 and 2.3:1, respectively.

   Cash flows provided by operating activities amounted to $21.5 million in fiscal 2001 compared to $23.6 million in fiscal 2000 and $5.8 million in 1999. The decrease in cash provided by operating activities in fiscal 2001, when compared to fiscal 2000, was due to increases in student receivables and prepaid expenses and other assets, partially offset by increased earnings, accounts payable, accrued expenses and prepaid tuition. The increase in cash provided by operating activities in fiscal 2000, when compared to fiscal 1999, was due to increased earnings, reductions in student receivables, increases in accounts payable, accrued expenses and prepaid tuition. The increase in cash provided by operating activities in fiscal 1999 was due to decreases in student receivables and prepaid and other current assets, partially offset by increases in accounts payable and increases in accrued expenses, net income and prepaid tuition.

   Cash flows used in investing activities amounted to $17.4 million in fiscal 2001, $19.4 million in fiscal 2000 and $16.1 million in fiscal 1999. The change in cash flows used in investing activities is due primarily to the acquisition of colleges, capital expenditures, net of proceeds from asset dispositions, and from changes in restricted cash and in marketable investments. During fiscal 2001, we completed the acquisition of nine colleges in three separate transactions for a combined purchase price of $22.1 million, including $2.8 million of liabilities assumed or paid. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $18.4 million of which $17.0 million and was allocated to goodwill and is being amortized over 40 years and the remaining $1.4 was allocated to curriculum and non-compete agreements with the former owners. The acquisitions were accounted for using the purchase method of accounting and their respective results of operations are included in our consolidated results of operations since their respective acquisition dates. During fiscal 2000, we completed the acquisition of substantially all of the assets of five colleges in three separate transactions for a combined purchase price of $8.3 million in cash, including $0.7 million of liabilities assumed or paid. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $7.9 million and was allocated to goodwill and is being amortized over 40 years. The acquisitions were accounted for using the purchase method of accounting and their respective results of operations are included in our consolidated results of operations since their respective acquisition dates.

   Capital expenditures amounted to $12.5 million in fiscal 2001, $4.2 million in fiscal 2000 and $2.8 million in fiscal 1999. Capital expenditures were incurred to open four new branch campuses in fiscal 2001, and two new branch campuses in each of fiscals 2000 and 1999, for the purchases of equipment to accommodate the increasing student population and to continue to upgrade existing schools and equipment. Capital expenditures were also incurred to relocate, remodel and enlarge campuses. During fiscal 2001, three campuses were relocated and 9 campuses and our corporate headquarters were enlarged or remodeled. During fiscal 2000, two campuses were relocated and two campuses were remodeled and during fiscal 1999, five campuses were relocated and one campus was remodeled. Capital expenditures of approximately $3.2 million were incurred to purchase an integrated software package in fiscal 2001. In June 2000, we sold one of our Colorado facilities and subsequently leased the facility back at rents which approximate fair market rents. Net proceeds from the sale were approximately $2.0 million and the gain on the sale of the facility was approximately $1.0 million which is being amortized into income over the term of the lease. We believe that our capital expenditures for fiscal 2002 will approximate $15.0 million.

   During fiscal 2001, marketable investments decreased by $14.4 million while in fiscal 2000, marketable investments increased by $9.6 million. Marketable investments increased by $14.5 million in fiscal 1999.

   Net cash provided by financing activities amounted to $10.7 million in fiscal 2001. Net cash used in financing activities amounted to $1.1 million in fiscal 2000 and net cash provided by financing activities amounted to $9.7 million in fiscal 1999. During fiscal 2001, net cash provided by financing activities consisted primarily of net proceeds of $8.8 million from the secondary public stock offering and the proceeds from the exercises of stock options of $2.2 million. During fiscal 2000, net cash used in financing activities consisted primarily of payments on long-term debt. During fiscal 1999, net cash provided by financing activities amounted to $9.7 million primarily from the our initial public stock offering in February 1999.

Initial Public Stock Offering

   In February 1999, we issued and sold 5,400,000 shares (post stock split) of common stock at a price of $9.00 (post stock split) per share in our initial public offering, or "IPO." We received total net proceeds, after deduction of underwriting discounts, of approximately $45.2 million. After the IPO, we applied $1.9 million of the proceeds to the expenses of the IPO, repaid $22.6 million of senior indebtedness, including a prepayment penalty of $2.6 million, repaid $5.0 million of subordinated indebtedness, repaid $3.0 million of outstanding credit facility borrowings, redeemed $2.2 million in redeemable preferred stock, including accumulated dividends, and paid accumulated dividends of $0.5 million on convertible preferred stock. The remaining
$10.0 million of proceeds were available for general corporate purposes. In conjunction with the early retirement of debt in February 1999, we recorded a $2.0 million extraordinary loss, net of tax benefit of $1.5 million, resulting from prepayment penalties and the write-off of deferred loan fees associated with the indebtedness. In February 1999, we received $187,312 from five of our executive officers as full payment for notes receivable from these executive officers, plus the accumulated interest on the notes.

   We believe that our working capital, cash flow from operations, access to operating leases and borrowings from our Credit Facility will provide us with adequate resources for ongoing operations through fiscal 2002 and our currently identified facility relocations, remodels and expansions and other planned capital expenditures.

New Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation"--an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

   For fiscal 2001, we were required to adopt Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 did not have a material adverse effect on our financial position or results of operations.

   For fiscal 2001, we adopted Staff Accounting Bulletin ("SAB") 101. SAB 101 required the Company to change the accounting method of revenue recognition of certain one-time non-refundable fees from immediate recognition, to amortizing the fees into revenues over the period of active enrollment of the student. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

   In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company is in the process of gathering information and analyzing the impact the adoption of SFAS No. 142 may have on the results of operations of the Company. The adoption of SFAS No. 142 includes the elimination of goodwill amortization expense and requires a periodic review of the Company's intangible assets for possible impairment. As of June 30, 2001, goodwill totaled $32.8 million and is amortized over 40 years. Goodwill amortization expense amounted to $636,000 in fiscal 2001 and is expected to be approximately $830,000 in fiscal 2002 if we do not elect to adopt SFAS No. 142 prior to July 1, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Our only assets or liabilities which are subject to risks from interest rate changes are (i) mortgage debt in the aggregate amount of $2.2 million, (ii) notes receivable from students in the aggregate amount of $2.3 million, and (iii) marketable investments of $9.7 million, all as of June 30, 2001. Our mortgage debt, student notes receivable, and marketable investments are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Corinthian Colleges, Inc.:

We have audited the accompanying consolidated balance sheets of CORINTHIAN COLLEGES, INC. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corinthian Colleges, Inc. and subsidiaries, as of June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Orange County, California
August 15, 2001

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  June 30,
                                                              -----------------
                                                               2000     2001
                                                              ------- ---------
                                                               (In thousands)
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................. $ 4,886 $  19,738
  Restricted cash............................................      10        10
  Marketable investments.....................................  24,107     9,699
  Accounts receivable, net of allowance for doubtful accounts of $4,363 and $7,191 at June 30, 2000 and 2001,
   respectively..............................................  14,208    24,368
  Student notes receivable, net of allowance for doubtful
   accounts of $247 and $106 at June 30, 2000 and 2001,
   respectively..............................................     919       577
  Deferred income taxes......................................   2,481     4,089
  Prepaid expenses and other current assets..................   4,125     9,675
                                                              ------- ---------
    Total current assets.....................................  50,736    68,156
PROPERTY AND EQUIPMENT, net..................................  12,141    22,921
OTHER ASSETS:
  Intangibles................................................  27,946    44,170
  Student notes receivable, net of allowance for doubtful
   accounts of $934 and $319 at June 30, 2000 and 2001,
   respectively..............................................   3,157     1,730
  Deposits and other assets..................................   1,253     1,659
                                                              ------- ---------
    TOTAL ASSETS............................................. $95,233 $ 138,636
                                                              ======= =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable........................................... $ 5,521 $   7,587
  Accrued compensation and related liabilities...............   7,722     9,254
  Accrued expenses...........................................   1,310     1,305
  Income tax payable.........................................   1,161     1,280
  Prepaid tuition............................................   5,851     7,962
  Current portion of long-term debt..........................     102     1,046
                                                              ------- ---------
    Total current liabilities................................  21,667    28,434
LONG-TERM DEBT, net of current portion.......................   2,230     2,138
DEFERRED INCOME..............................................     808       655
DEFERRED INCOME TAXES........................................     935     1,283
OTHER LIABILITIES............................................     590       563
COMMITMENTS AND CONTINGENCIES................................     --        --
STOCKHOLDERS' EQUITY:
  Common Stock, $0.0001 par value:
    Common Stock, 40,000 shares authorized, 18,345 shares and
     21,223 shares issued and outstanding at June 30, 2000
     and 2001, respectively..................................       2         2
    Nonvoting Common Stock, 2,500 shares authorized, 2,353
     and 0 shares issued and outstanding at June 30, 2000 and
     2001....................................................     --        --
  Additional paid-in capital.................................  49,653    60,482
  Retained earnings..........................................  19,348    45,079
                                                              ------- ---------
    Total stockholders' equity...............................  69,003   105,563
                                                              ------- ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............... $95,233 $ 138,636
                                                              ======= =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years Ended June 30,
                                              ----------------------------
                                                1999      2000      2001
                                              --------  --------  --------
                                              (In thousands, except per
                                                     share data)
NET REVENUES................................. $132,972  $170,734  $244,163
                                              --------  --------  --------
OPERATING EXPENSES:
  Educational services (including a provision
   for bad debt expense of $7,673, $8,760 and
   $13,965 for the years ended June 30, 1999,
   2000 and 2001, respectively)..............   76,425    92,757   131,501
  General and administrative.................   13,961    16,346    19,562
  Marketing and advertising..................   29,702    37,225    52,349
                                              --------  --------  --------  ---
    Total operating expenses.................  120,088   146,328   203,412
                                              --------  --------  --------
INCOME FROM OPERATIONS.......................   12,884    24,406    40,751
  Interest expense (income), net.............    1,678    (1,681)   (2,078)
  Other (Income).............................      --       (175)      --
                                              --------  --------  --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY (LOSS)........................   11,206    26,262    42,829
  Provision for income taxes.................    4,703    10,840    17,098
                                              --------  --------  --------
INCOME BEFORE EXTRAORDINARY (LOSS)...........    6,503    15,422    25,731
  Extraordinary (loss) from early
   extinguishment of debt (net of tax benefit
   of $1,518)................................   (2,011)      --        --
                                              --------  --------  --------
NET INCOME................................... $  4,492  $ 15,422  $ 25,731
                                              ========  ========  ========
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Net income before extraordinary (loss)..... $  6,503  $ 15,422  $ 25,731
  Less preferred stock dividends.............     (355)      --        --
                                              --------  --------  --------
  Income before extraordinary (loss)
   attributable to common stockholders.......    6,148    15,422    25,731
  Extraordinary (loss).......................   (2,011)      --        --
                                              --------  --------  --------
      Net income attributable to common
       stockholders.......................... $  4,137  $ 15,422  $ 25,731
                                              ========  ========  ========
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO
 COMMON STOCKHOLDERS:
  Basic
    Income before extraordinary (loss)....... $   0.42  $   0.75  $   1.22
    Extraordinary (loss).....................    (0.13)      --        --
                                              --------  --------  --------
      Net income............................. $   0.29  $   0.75  $   1.22
                                              ========  ========  ========
  Diluted
    Income before extraordinary (loss)....... $   0.36  $   0.74  $   1.18
    Extraordinary (loss).....................    (0.12)      --        --
                                              --------  --------  --------
      Net income............................. $   0.24  $   0.74  $   1.18
                                              ========  ========  ========
Weighted average number of common shares
 outstanding:
  Basic......................................   14,532    20,693    21,032
                                              ========  ========  ========
  Diluted....................................   17,098    20,849    21,731
                                              ========  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Nonvoting
                         Common Stock Common Stock                          Retained
                         ------------ ------------- Additional              Earnings       Total
                                 Par           Par   Paid-in     Notes    (Accumulated Stockholders'
                         Shares Value Shares  Value  Capital   Receivable  (Deficit)      Equity
                         ------ ----- ------  ----- ---------- ---------- ------------ -------------
                                                       (In thousands)
Balance at June 30,
 1998...................  9,848 $  2   2,830  $ --   $ 1,373     $(187)     $  (211)     $    977
 Redeemable Preferred
  Stock dividend
  accrual...............    --   --      --     --       --        --           (85)          (85)
 Convertible Preferred
  Stock dividend
  accrual...............    --   --      --     --       --        --          (270)         (270)
 Conversion of
  Convertible Preferred
  Stock to Common Stock
  and Nonvoting Common
  Stock.................    776  --      776    --     4,934       --           --          4,934
 Conversion of Nonvoting
  Common Stock to Common
  Stock.................  1,654  --   (1,654)   --       --        --           --            --
 Exercise of warrants
  for Common Stock and
  Nonvoting Common
  Stock.................    660  --      401    --       --        --           --            --
 Issuance of Common
  Stock from initial
  public stock
  offering..............  5,400  --      --     --    43,301       --           --         43,301
 Proceeds from notes
  receivable for stock..    --   --      --     --       --        187          --            187
 Net income.............    --   --      --     --       --        --         4,492         4,492
                         ------ ----  ------  -----  -------     -----      -------      --------
Balance at June 30,
 1999................... 18,338    2   2,353    --    49,608       --         3,926        53,536
 Exercise of Stock
  Options...............      7  --      --     --        45       --           --             45
 Net income.............    --   --      --     --       --        --        15,422        15,422
                         ------ ----  ------  -----  -------     -----      -------      --------
Balance at June 30,
 2000................... 18,345    2   2,353    --    49,653       --        19,348        69,003
 Conversion of Nonvoting
  Common Stock to Common
  Stock.................  2,353  --   (2,353)   --       --        --           --            --
 Issuance of Common
  Stock from secondary
  public stock offering,
  net...................    400  --      --     --     8,821       --           --          8,821
 Exercise of Stock
  Options, including tax
  benefit...............    125  --      --     --     2,008       --           --          2,008
 Net income.............    --   --      --     --       --        --        25,731        25,731
                         ------ ----  ------  -----  -------     -----      -------      --------
Balance at June 30,
 2001................... 21,223 $  2     --   $ --   $60,482     $ --       $45,079      $105,563
                         ====== ====  ======  =====  =======     =====      =======      ========

 The accompanying notes are an integral part of these consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Years Ended June 30,
                                                  ----------------------------
                                                    1999      2000      2001
                                                  --------  --------  --------
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.....................................  $  4,492  $ 15,422  $ 25,731
 Adjustments to reconcile net income to net cash
  provided by operating activities--
   Depreciation and amortization................     3,445     3,798     4,860
   Deferred income taxes........................       827       (98)   (1,260)
   Write-off of deferred financing costs........       911       --        --
   Gain on disposal of assets...................        --      (175)      --
   Changes in assets and liabilities, net of
    effects from acquisitions:
     Accounts receivable........................    (1,308)   (2,192)   (9,150)
     Student notes receivable...................      (950)    3,058     1,769
     Prepaid expenses and other assets..........    (2,660)     (397)   (5,509)
     Accounts payable...........................       101       463     1,901
     Accrued expenses...........................       522     2,068     1,463
     Income tax payable.........................       109      (687)      119
     Prepaid tuition............................       305     1,732     1,085
     Other long-term liabilities................       --        590       523
                                                  --------  --------  --------
      Net cash provided by operating
       activities...............................     5,794    23,582    21,532
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of schools and colleges, net of
  cash acquired.................................       --     (7,588)  (19,258)
 Change in restricted cash......................       750       --        --
 Capital expenditures...........................    (2,790)   (4,182)  (12,545)
 Proceeds from sale of assets...................       --      2,014       --
 Phillips College acquisition purchase price
  adjustment....................................       401       --        --
 Change in marketable investments...............   (14,501)   (9,606)   14,408
                                                  --------  --------  --------
      Net cash (used) in investing activities...   (16,140)  (19,362)  (17,395)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in deferred financing costs...........      (256)      --        --
 Borrowings under long-term debt................     3,200       --        --
 Principal repayments on long-term debt.........   (35,835)   (1,166)     (114)
 Proceeds from initial public offering..........    45,198       --        --
 Payment of redeemable preferred stock and
  accrued dividends.............................    (2,253)      --        --
 Proceeds from secondary public offering........       --        --      8,821
 Payment of convertible preferred stock
  dividends.....................................      (510)      --        --
 Exercise of stock options, including tax
  benefit.......................................       --         45     2,008
 Proceeds from notes receivable for stock.......       187       --        --
                                                  --------  --------  --------
      Net cash provided by (used in) financing
       activities...............................     9,731    (1,121)   10,715
                                                  --------  --------  --------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS....................................      (615)    3,099    14,852
CASH AND CASH EQUIVALENTS, beginning of year....     2,402     1,787     4,886
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS, end of year..........  $  1,787  $  4,886  $ 19,738
                                                  ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for:
   Income taxes.................................  $  2,666  $ 11,526  $ 16,979
                                                  ========  ========  ========
   Interest.....................................  $  3,673  $    392  $    275
                                                  ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
 AND FINANCING ACTIVITIES:
 Preferred stock dividend accrual...............  $    355  $    --   $    --
                                                  ========  ========  ========
 Acquisitions of various schools and colleges--
   Fair value of assets acquired................  $    --   $  9,051  $ 20,754
   Net cash used in acquisitions................       --      7,588    19,258
                                                  ========  ========  ========
   Liabilities assumed or incurred..............  $    --   $  1,463  $  1,496
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

   The Company's primary business is the operation of degree and diploma granting for-profit, post-secondary schools devoted to career program training primarily in the allied health, technical, business, and criminal justice fields. The Company currently operates 56 colleges located in 20 states:
Virginia, West Virginia, Texas, Michigan, Massachusetts, Louisiana, California, Oregon, Colorado, Nevada, Utah, Missouri, Pennsylvania, New York, Washington, Arizona, Georgia, Florida, Indiana, and Illinois. Revenues generated from these schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"). For further discussion see Concentration of Risk below and Note 12--Governmental Regulation.

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Corinthian Colleges, Inc. and each of its wholly owned subsidiaries. All intercompany activity has been eliminated in consolidation.

 Financial Statement Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from estimated amounts.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Marketable Investments

   Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting For Certain Debt and Equity Securities" requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

   Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At June 30, 2000 and 2001, the unrealized gain or loss on available-for-sale securities was immaterial.

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," in 1999. This statement requires that all items that meet the definition of components of comprehensive income be reported in a

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from net income. There are no differences between the Company's net income, as reported and comprehensive income, as defined, for the periods presented.

 Restricted Cash

   Restricted cash consists of a $10,000 deposit as required by the State of Pennsylvania Department of Education.

 Revenue Recognition

   Revenues consist primarily of tuition and fees derived from courses taught in the Company's colleges. Tuition and fee revenues are recognized on a straight-line basis over the term of the applicable course. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

 Educational Services

   Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related, occupancy and supplies costs, bad debt expense and the amortization of goodwill.

 Marketing and Advertising

   Marketing and advertising consists primarily of payroll and payroll related, direct-response and other advertising, promotional materials and other related marketing costs. Typically, marketing and advertising costs are expensed as incurred.

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

 Intangible Assets

   Intangible assets consist of goodwill, trade names and course curriculum. Goodwill represents the excess of cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill is

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES amortized using the straight-line method over 40 years. Course curriculum represents the cost of acquiring such curriculum and is amortized using the straight-line method over 3 to 15 years. Trade names represent the cost to acquire and use the names of the colleges acquired and are amortized using the straight line method over 40 years. Amortization of curriculum and trade names is included in general and administrative expenses in the accompanying statements of operations. The Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company's long-lived assets are assessed.

 Deferred Income

   In fiscal 2000, the Company sold one of its Colorado facilities and subsequently leased the facility back at rents which we believe approximate fair market rents. The gain on the sale of the facility was approximately $1.0 million and will be amortized into income over the term of the lease.

 Fair Value of Financial Instruments

   The carrying value of cash and cash equivalents, restricted cash, marketable investments, receivables and accounts payable approximates the fair value. In addition, the carrying value of all borrowings approximate fair value based on interest rates currently available to the Company.

 Post Retirement Benefit Obligation

   The Company provides certain post retirement benefits to certain key employees. In accordance with SFAS No. 106, the related expense did not have a material effect on the Company's financial position or results of operations.

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

 Net Income (Loss) Per Common Share

   The Company accounts for net income per common share in accordance with SFAS No. 128 "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." Basic net income (loss)

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options, common stock warrants and convertible preferred stock, utilizing the treasury stock method. On December 15, 2000, the Company effected a two-for-one stock split in the form of a stock dividend. All share and per share amounts have been restated to reflect the stock split as of the beginning of each period presented.

 New Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation"--an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

   For fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

   For fiscal 2001, the Company adopted Staff Accounting Bulletin ("SAB") 101. SAB 101 requires the Company to change the accounting method of revenue recognition of certain one-time non-refundable fees from immediate recognition, to amortizing the fees into revenues over the period of active enrollment of the student. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

   In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company is in the process of gathering information and analyzing the impact the adoption of SFAS No. 142 may have on the results of operations of the Company. The adoption of SFAS No. 142 includes the elimination of goodwill amortization expense and requires a periodic review of the Company's intangible asset for possible impairment. As of June 30, 2001, goodwill totaled $32.8 million and is amortized over 40 years. Goodwill amortization expense amounted to $636,000 in fiscal 2001 and is expected to be approximately $830,000 in fiscal 2002 if the Company does not elect to adopt SFAS No. 142 prior to July 1, 2002.

 Concentration of Risk

   The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   The Company extends credit for tuition to a majority of the students. A substantial portion is repaid through the student's participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the Department of Education ("DOE") requirements. Approximately 78%, 77% and 81% of the Company's revenues, on a cash basis, were collected from funds distributed under Title IV Programs of the Higher Education Act of 1965, as amended ("HEA") for the years ended June 30, 1999, 2000 and 2001, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. govern all the government financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination proceeding which could have a material adverse effect to the Company.

   The Company has routinely afforded relatively short-term installment payment plans to many of its students to supplement their federally funded financial aid. During fiscal 1998, the Company expanded the internal loan program to assist students in those colleges that lost access to Federal Family Education Loans ("FFEL") (see Note 12). During fiscal 1999, various schools that had lost access to FFEL were reinstated. Accordingly, there were fewer internal loans granted during fiscal 1999 as compared to fiscal 1998. During fiscals 2000 and 2001, the Company continued to reduce its reliance on the issuance of internal loans. While these loans are unsecured, the Company believes it has adequate reserves against these loan balances. However, there can be no assurance that losses will not exceed reserves. Losses in excess of reserves could have a material adverse effect on the Company's business.

Note 2--Initial Public Offering

   On February 10, 1999, the Company completed an initial public stock offering ("IPO") of 5,400,000 (post stock split) shares of Common Stock at a price of $9.00 (post stock split) per share. Prior to the IPO, on February 3, 1999 the Company filed with the Delaware Secretary of State its Restated Certificate of Incorporation, which was thereby amended to provide for, among other things,
(i) an increase in the authorized capital stock of the Company to 43,000,000 shares, (ii) a 44.094522 for 1 split of all shares of the Common Stock and Nonvoting Common Stock, and (iii) a change in par value for the Common Stock and Nonvoting Common Stock to $0.0001 per share. All share and per share amounts shown in the accompanying consolidated financial statements have been retroactively adjusted to reflect this increase in authorized shares, stock split and change in par value.

   In connection with the IPO, the Company also caused the conversion of all existing Series 2 Convertible Preferred Stock into 776,668 (post stock split) shares of Nonvoting Common Stock and all existing Series 3 Convertible Preferred Stock into 776,668 (post stock split) shares of Common Stock. The holders of 1,653,546 (post stock split) shares of Nonvoting Common Stock exercised their contractual rights to exchange all such shares of Nonvoting Common Stock for an equal number of shares of Common Stock. The holders of all outstanding exercisable warrants to purchase Common Stock and Nonvoting Common Stock exercised such warrants for an aggregate of 660,724 (post stock split) shares of Common Stock and 400,010 (post stock split) shares of Nonvoting Common Stock.

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

Note 3--Detail of Selected Balance Sheet Accounts

   Prepaid expenses and other current assets consist of the following:

                                                                     June 30,
                                                                   -------------
                                                                    2000   2001
                                                                   ------ ------
                                                                        (In
                                                                    thousands)
   Prepaids....................................................... $2,492 $5,028
   Course materials, net..........................................  1,460  2,694
   Other current assets...........................................    173  1,953
                                                                   ------ ------
                                                                   $4,125 $9,675
                                                                   ====== ======

   Property and equipment consist of the following:

                                                                  June 30,
                                                              -----------------
                                                               2000      2001
                                                              -------  --------
                                                               (In thousands)
   Furniture and equipment................................... $10,417  $ 14,873
   Computer hardware and software............................   4,146     8,603
   Leasehold improvements....................................   3,231     8,329
   Land......................................................   1,687     1,687
   Buildings.................................................     884       884
                                                              -------  --------
                                                               20,365    34,376
   Less--accumulated depreciation and amortization...........  (8,224)  (11,455)
                                                              -------  --------
                                                              $12,141  $ 22,921
                                                              =======  ========

   Depreciation and amortization expense associated with property and equipment was $2,141,000, $2,640,000, and $3,231,000 for the years ended June 30, 1999,
2000 and 2001, respectively.

   Intangible assets consist of the following:

                                                                  June 30,
                                                               ----------------
                                                                2000     2001
                                                               -------  -------
                                                               (In thousands)
   Goodwill................................................... $15,750  $32,835
   Curriculum.................................................  11,405   12,079
   Trade names................................................   5,039    5,075
                                                               -------  -------
                                                                32,194   49,989
   Less--accumulated amortization.............................  (4,248)  (5,819)
                                                               -------  -------
                                                               $27,946  $44,170
                                                               =======  =======

   Amortization expense associated with intangibles was $1,100,000, $1,138,000 and $1,571,000 for the years ended June 30, 1999, 2000, and 2001, respectively, and includes amortization of goodwill of $213,000, $252,000, and $636,000, respectively. Additionally, the Company has non-compete agreement expense and deferred loan fee amortization totaling $58,000 for the year ended June 30, 2001.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

Note 4--Student Notes Receivable

   Student notes receivable represent loans which have maturity dates that generally range between 6 months to 60 months from the loan origination date. The interest charged on the notes generally ranges from 9.00 to 16.00 percent per annum.

   The following reflects an analysis of student notes receivable at June 30, 2001:

                                                  Net     Allowance   Gross
                                                Student      For     Student
                                                 Notes    Doubtful    Notes
                                               Receivable Accounts  Receivable
                                               ---------- --------- ----------
                                                       (In thousands)
   Current....................................   $  577     $106      $  683
   Long-term..................................    1,730      319       2,049
   Interest to be earned over the remaining
    term of the note..........................                           650
                                                                      ------
     Total....................................                        $3,382
                                                                      ======

   Payments (principle and interest) due under student notes receivable are as follows:

                                                                   Years Ending
                                                                     June 30,
                                                                  --------------
                                                                  (In thousands)
   2002..........................................................     $1,388
   2003..........................................................        914
   2004..........................................................        501
   2005..........................................................        274
   2006..........................................................        210
   Thereafter....................................................         95
                                                                      ------
     Total.......................................................     $3,382
                                                                      ======

Note 5--Business Acquisitions

   During fiscal year ended June 30, 2000, the Company completed the acquisition of substantially all of the assets of five colleges in three separate transactions for a combined purchase price of $8.3 million before working capital adjustments and liabilities assumed. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed was $7.9 million and was allocated to goodwill and curriculum and is being amortized over 40 and 15 years, respectively. The acquisitions were accounted for using the purchase method of accounting and their respective results of operations are included in the consolidated results of operations of the Company since their respective acquisition dates.

   During fiscal year ended June 30, 2001, the Company completed the acquisition of nine colleges in three separate transactions for a combined purchase price of $22.0 million before working capital adjustments and liabilities assumed. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed was $17.3 million and was allocated to goodwill and curriculum and is amortized over 40 and 15 years, respectively. The acquisitions were accounted for using the purchase method of accounting and their respective results of operations are included in the consolidated results of operations of the Company since their respective acquisition dates.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

Note 6--Long-term Debt

   Long-term debt consists of the following:

                                                                   June 30,
                                                                ---------------
                                                                 2000    2001
                                                                ------  -------
                                                                (In thousands)
   Promissory note due April 2007, with interest at 10.95% per annum, secured by
    certain land and improvements.............................  $2,332  $ 2,230
   Other......................................................     --       954
                                                                ------  -------
                                                                 2,332    3,184
   Less--current portion......................................    (102)  (1,046)
                                                                ------  -------
                                                                $2,230  $ 2,138
                                                                ======  =======

   Principal payments due under the long-term debt arrangements discussed above are as follows:

                                                                   Years Ending
                                                                     June 30,
                                                                  --------------
                                                                  (In thousands)
   2002..........................................................     $1,046
   2003..........................................................        133
   2004..........................................................        148
   2005..........................................................        166
   2006..........................................................        176
   Thereafter....................................................      1,515
                                                                      ------
     Total.......................................................     $3,184
                                                                      ======

   In August 2001, the Company entered into a Second Amendment to its Amended and Restated Loan Agreement, as amended, the "Credit Facility," for $20.0 million with Union Bank of California, which expires in September 2003. The Credit Facility includes a non-usage fee of 1/8% per year on the unused portion and borrowings will bear interest at LIBOR plus 150 basis points. At September 2003, any outstanding acquisition advances (subject to a limit of $10.0 million), as defined by the Credit Facility, will be converted into a three year amortizing term loan. The Credit Facility requires the Company to maintain certain financial and other covenants. The Company was either in compliance or has obtained a waiver with these covenants as of June 30, 2001. There were no borrowings outstanding at June 30, 2000 and June 30, 2001, and average daily borrowings outstanding amounted to approximately $20,000 in fiscal 2000 compared to $35,000 in fiscal 2001. The Credit Facility provides for a standby letter of credit sub-limit of $5.0 million, of which $140,000 was issued and $4.8 million was available as of June 30, 2001.


Note 7--Preferred Stock and Common Stockholders' Equity

   The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2001, there were no outstanding shares of preferred stock.

 Redeemable Preferred Stock

   There were no issued and outstanding shares of Redeemable Preferred Stock at June 30, 2000 or 2001. The Company redeemed the Redeemable Preferred Stock including accumulated dividends thereon in connection with the IPO in February 1999.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

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

   In connection with 4,409,452 (post stock split) shares of Common Stock issued on June 30, 1995, the Company entered into various Executive Stock Agreements (the "Agreements"), as amended, with each of its principal executives. Under the terms of these Agreements, the shares of Common Stock acquired by the executives vested concurrent with the Company's IPO in February 1999 (See Note 2).

   On June 30, 1995, the Company also sold 1,653,546 (post stock split) shares of Nonvoting Common Stock at $0.1134 (post split) per share to certain executives. Concurrent with the Company's IPO, and, pursuant to contractual obligations of the Company to the executives, the Nonvoting Common Stock was exchanged for an equal number of shares of Common Stock (See Note 2).

 Warrants

   The following represents a summary of the warrant (post stock split) activity:

                                          Years Ended June 30,
                           ----------------------------------------------------
                                 1999               2000             2001
                           -----------------  ---------------- ----------------
                                      Wt.
                                    Average             Wt.              Wt.
                                      Ex.             Average          Average
                           Shares    Price    Shares Ex. Price Shares Ex. Price
                           -------  --------  ------ --------- ------ ---------
                              (In thousands, except Wt. Average Ex. Price)
Outstanding, beginning of
 the year................    1,936  $ 0.0002   --      $ --     --      $ --
Granted..................      --        --    --        --     --        --
Exercised................   (1,060)  (0.0001)  --        --     --        --
Forfeited/expired........     (876)  (0.0003)  --        --     --        --
                           -------  --------   ---     -----    ---     -----
Outstanding, end of the
 year....................      --   $    --    --      $ --     --      $ --
                           =======  ========   ===     =====    ===     =====

   The warrants granted during fiscal 1997 were issued to lenders in conjunction with loans made to the Company. No amount was allocated to these warrants because management believes the effect would not be material to the consolidated results of operations. In November 1997, in connection with the amended Senior Credit Agreement, the lenders received additional warrants equivalent to two percent of the Company on a fully diluted basis, exercisable at $0.0001 (post stock split) per share. These warrants were subject to forfeiture by the lenders if the Company attained certain performance criteria, as defined. In connection with the IPO, 660,724 warrants (post stock split) were exercised into Common Stock and 400,010 warrants (post stock split) were exercised into Nonvoting Common Stock during fiscal 1999. The remaining outstanding warrants were forfeited.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

 Stock Options

   On April 28, 1998, the Board of Directors adopted the 1998 Performance Award Plan (the "Plan"). Under the Plan, 1,058,268 (post stock split) options, stock appreciation rights or other common stock based securities may be granted to directors, officers, employees and other eligible persons. During fiscal 2001, the Company's shareholders authorized an additional 2,200,000 options, stock appreciation rights or other common stock based securities available for grants to directors, officers, employee and other eligible persons under the 1998 Performance Award Plan. As of June 30, 2001, approximately 1,583,774 shares were available for future granting. Options granted under the Plan were issued at exercise prices ranging from $6.24-$47.88 per share and have expiration dates not longer than 10 years. Options granted generally vest over a period of two to four years.

   A summary of the status of the Company's stock option grants are presented below:

                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                             Shares      Price
                                                            ---------  ---------
   Outstanding at June 30, 1998............................   242,078   $ 6.24
   Stock options granted during the year...................    48,000     9.00
   Stock options exercised.................................       --       --
   Forfeitures.............................................    (4,946)    6.24
                                                            ---------   ------
   Outstanding at June 30, 1999............................   285,132   $13.42

   Stock options granted during the year...................   479,280   $ 8.42
   Stock options exercised.................................    (7,224)    6.24
   Forfeitures.............................................   (13,330)    7.16
                                                            ---------   ------
   Outstanding at June 30, 2000............................   743,858   $ 7.80

   Stock options granted during the year...................   929,000   $28.04
   Stock options exercised.................................  (124,759)    7.91
   Forfeitures.............................................    (5,588)    7.50
                                                            ---------   ------
   Outstanding at June 30, 2001............................ 1,542,511   $19.98
                                                            =========   ======

   The following table summarizes information about stock options outstanding and exercisable at June 30, 2001:

                          Options Outstanding         Options Exercisable
                         --------------------- ---------------------------------
                                     Weighted-  Weighted-              Weighted-
                           Number     Average    Average     Number     Average
        Exercise         Outstanding Remaining Outstanding Exercisable Exercise
      Prices Range       at 6/30/01    Life       Price    At 6/30/01    Price
      ------------       ----------- --------- ----------- ----------- ---------
$ 6.24--$10.00..........    598,511     8.1      $ 7.68      223,503     $7.22
$11.94--$21.44..........    322,000     8.9       20.99          --        --
$29.72--$32.13..........    516,000     9.4       29.83          --        --
$37.98--$47.88..........    106,000     9.9       38.41          --        --
                          ---------              ------      -------     -----
                          1,542,511              $19.98      223,503     $7.22
                          =========              ======      =======     =====

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   There were no stock options exercisable at June 30, 1998 and June 30, 1999.

   Pursuant to SFAS No. 123, the weighted average fair value of stock options granted during fiscal 1999, 2000 and 2001 was $5.58, $5.82 and $18.53, respectively. As discussed in Note 1, the Company elected the "disclosure alternative" allowed under SFAS No. 123. Accordingly, the Company is required to disclose pro forma net income over the vesting period of the options.

   The following is the pro forma effect for fiscal 1999, 2000 and 2001:

                                                              Fiscal Years
                                                         ----------------------
                                                          1999   2000    2001
                                                         ------ ------- -------
                                                         (In thousands, except
                                                            per share data)
   Net income:
     As reported........................................ $4,492 $15,422 $25,731
     Pro forma.......................................... $4,315 $14,589 $22,457
   Basic earnings per share:
     As reported........................................ $ 0.29 $  0.75 $  1.22
     Pro forma.......................................... $ 0.27 $  0.71 $  1.07
   Diluted earnings per share:
     As reported........................................ $ 0.24 $  0.74 $  1.18
     Pro forma.......................................... $ 0.23 $  0.70 $  1.03

   For pro forma disclosure, the fair value of compensatory stock options, stock appreciation rights and other common stock based securities was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                     1999      2000      2001
                                                   --------  --------  --------
   Risk-free rate.................................      6.0%     6.75%     5.44%
   Expected years until exercise..................  7 years   7 years   7 years
   Expected stock volatility......................       54%       64%       62%
   Expected dividends............................. $    --   $    --   $    --

Note 8--Weighted Average Number of Common Shares Outstanding

   On October 4, 2000, the Company completed a secondary stock offering which included 400,000 shares (post stock split) sold by the Company.

   On December 15, 2000, the Company completed a two-for-one stock split effected in the form of a stock dividend and all share and per share amounts have been restated to reflect the stock split as of the beginning of each period presented.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   The table below indicates the weighted average number of common share calculations used in computing basic and diluted net income (loss) per common share utilizing the treasury stock method:

                                                                  June 30,
                                                            --------------------
                                                             1999   2000   2001
                                                            ------ ------ ------
                                                               (In thousands)
   Basic common shares outstanding......................... 14,532 20,693 21,032
   Effects of dilutive securities:
     Warrants..............................................  1,168    --     --
     Non-vested executive Common Stock.....................    332    --     --
     Non-vested executive Nonvoting Common Stock...........    996    --     --
     Stock options.........................................     70    156    699
                                                            ------ ------ ------
   Diluted common shares outstanding....................... 17,098 20,849 21,731
                                                            ====== ====== ======

Note 9--Income Taxes

   The components of the income tax provision (benefit) are as follows:

                                                         Years Ended June 30,
                                                        -----------------------
                                                         1999   2000     2001
                                                        ------ -------  -------
                                                            (In thousands)
   Current provision:
     Federal........................................... $3,178 $ 8,843  $14,851
     State.............................................    698   2,095    3,222
                                                        ------ -------  -------
                                                         3,876  10,938   18,073
                                                        ------ -------  -------
   Deferred provision:
     Federal...........................................    615    (221)    (831)
     State.............................................    212     123     (144)
                                                        ------ -------  -------
                                                           827     (98)    (975)
                                                        ------ -------  -------
       Total provision for income taxes................ $4,703 $10,840  $17,098
                                                        ====== =======  =======

   Actual income tax provision (benefit) differs from the income tax provision (benefit) computed by applying the U.S. federal statutory tax rate of 34% for fiscal 1999, and 35% for fiscal 2000 and 2001 to income (loss) before provision for income taxes as follows:

                                                          Years Ended June 30,
                                                         ----------------------
                                                          1999   2000    2001
                                                         ------ ------- -------
                                                             (In thousands)
   Provision at the statutory rate...................... $3,810 $ 9,192 $14,990
   State income tax provision, net of federal benefit...    822   1,441   2,000
   Other................................................     71     207     108
                                                         ------ ------- -------
                                                         $4,703 $10,840 $17,098
                                                         ====== ======= =======

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   The components of the Company's deferred tax asset and liability are as follows:

                                                                   June 30,
                                                                ---------------
                                                                 2000    2001
                                                                ------  -------
                                                                (In thousands)
   Current deferred tax asset:
     Accounts receivable allowance for doubtful accounts....... $1,286  $ 2,039
     Accrued vacation..........................................    533      692
     State taxes...............................................    662    1,121
     Other accrued liabilities.................................    --       237
                                                                ------  -------
       Current deferred tax asset..............................  2,481    4,089
                                                                ------  -------
   Non-current deferred tax asset (liability):
     Notes receivable allowance for doubtful accounts..........    301      182
     Depreciation..............................................   (384)    (381)
     Amortization..............................................   (852)  (1,367)
     Deferred gain on sale/leaseback...........................    --       283
                                                                ------  -------
       Non-current deferred tax liability......................   (935)  (1,283)
                                                                ------  -------
                                                                $1,546  $ 2,806
                                                                ======  =======

Note 10--Commitments and Contingencies

 Leases

   The Company leases most of its operating facilities and various equipment under non-cancellable operating leases expiring at various dates through 2011. The facilities leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments.

   Future minimum lease payments under operating leases are as follows:

                                                                   Years Ending
                                                                     June 30
                                                                  --------------
                                                                  (In thousands)
   2002..........................................................    $20,830
   2003..........................................................     17,810
   2004..........................................................     13,828
   2005..........................................................     11,663
   2006..........................................................     11,314
   Thereafter....................................................     24,393
                                                                     -------
                                                                     $99,838
                                                                     =======

   Rent expense for the years ended June 30, 1999, 2000 and 2001 amounted to $10.1 million, $12.4 million, and $17.8 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying consolidated statements of operations.

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

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

Note 11--Employee Benefit Plans

   The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code. All employees with at least one year and 1,000 hours of employment are eligible to participate. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period. Employees previously employed by each of the campuses acquired by the Company vest in the plan based on total years of service with the Company and with the predecessor company. Company contributions to the plan were $333,000, $498,000 and $1,042,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

   In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees of the Company are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 500,000 shares (post stock split) of common stock were initially reserved for sale under the ESPP. At June 30, 2001, employees had purchased approximately 5,785 shares and 494,215 shares were still available for purchase under the ESPP.

Note 12--Governmental Regulation

   The Company and each school are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, HEA, and the regulations promulgated thereunder by DOE subject the schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA.

   To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 2001, management believes all of the Company's schools meet these requirements.

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

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

   All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution's annual audited financial statements and following a change of ownership of the institution.

   Under regulations which took effect July 1, 1998, the DOE calculates the institution's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 2001, all of the Company's schools and the Company on a consolidated basis satisfied the DOE's standards of financial responsibility.

   As of June 30, 1999, all schools except for four (NIT in Wyoming, Michigan; Bryman College in New Orleans, Louisiana; Bryman College (South) in San Jose, California; and Skadron College in San Bernardino, California) were eligible to receive federal funding, including loan funds. These schools were ineligible for federal loan funds as they exceeded the CDR threshold. NIT in Wyoming, Michigan was reinstated in calendar 1999 and Bryman College in New Orleans, Louisiana, Bryman College (South) in San Jose, California and Skadron College in San Bernardino, California were reinstated in calendar 2000.

   Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties which allege statutory violations, regulatory infractions or common law causes of action. In October 1998, the Inspector General's Office ("IG") of the DOE began an examination of the Company's compliance with the 90/10 rule and to review in general the Company's administration of Title IV funds. This examination was part of a broader review conducted by the IG of proprietary institutions' compliance with these requirements. The Company provided all information and documentation requested by the IG. During fiscal 2000, the Company received the final audit report from the DOE. There were no actions taken against the Company as a result of the examination. However, there can be no assurance that other regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material adverse effect on the Company's business, results of operations or financial condition.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

Note 13--Quarterly Financial Summary (unaudited)

                                           Fiscal Quarters
                                   -------------------------------
                                    First  Second   Third  Fourth  Fiscal Year
                                   ------- ------- ------- ------- -----------
                                    (In thousands, except per share amounts)
Fiscal 2001
-----------
Net revenues...................... $51,793 $60,768 $65,197 $66,405  $244,163
Income from operations............   6,901  10,566  11,558  11,726    40,751
Net income........................   4,412   6,578   7,164   7,577    25,731
Net income per common share
  Basic........................... $  0.21 $  0.31 $  0.34 $  0.36  $   1.22
  Diluted......................... $  0.21 $  0.30 $  0.33 $  0.34  $   1.18
Fiscal 2000
-----------
Net revenues...................... $38,644 $42,183 $43,874 $46,033  $170,734
Income from operations............   3,729   6,216   7,544   6,917    24,406
Net income........................   2,379   3,852   4,659   4,532    15,422
Net income per common share
  Basic........................... $  0.11 $  0.19 $  0.23 $  0.22  $   0.75
  Diluted......................... $  0.11 $  0.19 $  0.22 $  0.22  $   0.74
Fiscal 1999
-----------
Net revenues...................... $30,296 $32,974 $34,939 $34,763  $132,972
Income from operations............   1,393   3,574   4,225   3,692    12,884
Income before extraordinary loss
 from the early Retirement of
 debt.............................     295   1,518   2,352   2,338     6,503
Net income........................     295   1,518     341   2,338     4,492
Net income per common share
  Basic--before extraordinary
   loss........................... $  0.02 $  0.13 $  0.14 $  0.13  $   0.42
  Basic--after extraordinary
   loss........................... $  0.02 $  0.13 $  0.01 $  0.13  $   0.29
  Diluted--before extraordinary
   loss........................... $  0.01 $  0.09 $  0.13 $  0.13  $   0.36
  Diluted--after extraordinary
   loss........................... $  0.01 $  0.09 $  0.01 $  0.13  $   0.24

Note 14--Loan to Company Officer

   The Company loaned a Company officer a total of $350,000 under the terms of a promissory note and pledge agreement (the "Agreement") between the Company and the officer. The terms of the Agreement provide for an interest rate of seven percent per annum, payable on an annual basis and when the principal becomes due and payable in August 2002. As security for this loan, the officer has pledged to the Company 68,086 shares of his common stock in the Company. As of June 30, 2001, the officer repaid in full all outstanding borrowings from the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Certain information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2001.

        Name                Age                     Position
        ----                ---                     --------
   David G. Moore..........  63 President, Chief Executive Officer, Chairman of
                                 the Board
   Paul R. St. Pierre......  56 Executive Vice President, Marketing and
                                 Admissions, Director
   Dennis L. Devereux......  54 Executive Vice President, Administrative
                                 Services, Assistant Secretary
   Dennis N. Beal..........  50 Executive Vice President and Chief Financial
                                 Officer
   Beth A. Wilson..........  49 Executive Vice President, Operations
   Mary H. Barry...........  52 Vice President, Education
   Nolan A. Miura..........  46 Vice President, Strategic Planning, Treasurer
   Stan A. Mortensen.......  34 Vice President, General Counsel and Corporate
                                 Secretary
   Loyal Wilson............  53 Director
   Jack D. Massimino.......  52 Director
   Linda Arey Skladany.....  56 Director

   David G. Moore is one of the founders of our Company and has served as our President as well as a member of our board of directors, since our inception in July 1995. He was elected the Chairman of the Board in August of 2001. Immediately prior to forming our Company, he was President of National Education Centers, Inc., a subsidiary of National Education Corporation. From 1992 to 1994, Mr. Moore served as President of DeVry Institute of Technology in Los Angeles, where he developed DeVry's West Coast growth strategy. From 1980 to 1992, he was employed by Mott Community College in Flint, Michigan, where he was President from 1984 to 1992. From 1960 to 1980, Mr. Moore served a distinguished career in the U.S. Army, retiring at the rank of Colonel. Mr. Moore received a Bachelor of Arts in Political Science from Seattle University and Master of Business Administration from the University of Puget Sound. He has also completed the Management of Higher Education Program at Harvard University, post graduate studies in Higher Education Management at the University of Michigan and graduate study and research in Computer Science at Kansas State University.

   Paul R. St. Pierre is one of the founders of our Company and has served as our Vice President, Marketing & Admissions as well as a member of our board of directors since our inception in July 1995. He was promoted to Executive Vice President in April 1998. He was employed by National Education Centers, Inc. from 1991 to 1995. His first assignment at NECI was as School President for its San Bernardino, California campus. Subsequently, he held corporate assignments as Director of Special Projects, Vice President of Operations for the Learning Institutes Group (the largest colleges owned by NEC) and as Vice President, Marketing & Admissions for NEC. From 1986 to 1991, Mr. St. Pierre was employed by Allied Education Corporation, initially as School Director, but the majority of the period as Regional Operations Manager. He was employed as School Director at Watterson College in 1985. From 1982 to 1985, Mr. St. Pierre was Executive Vice President and Partner for University Consulting Associates, principally responsible for the marketing and sales of education services, on a contract basis, to institutions of higher education. He was previously employed, from 1980 to 1982, as Division Manager for the Institute for Professional Development, a division of Apollo Group. Mr. St. Pierre received a Bachelor of Arts in Philosophy from Stonehill College, a Master of Arts in Philosophy from Villanova University and is a Ph.D. candidate in Philosophy at Marquette University.

   Dennis L. Devereux is one of the founders of our Company and currently serves as Executive Vice President, Administrative Services. He has had that title since August 2001. Previously, he served as Vice President, Human Resources from the Company's inception in July 1995 to April 1998, when he was promoted to Executive Vice President. He was employed by National Education Centers, Inc. as its Vice President, Human Resources from 1988 to 1995. From 1987 to 1988, he was Director, Human Resources for Jacobs Engineering Group, Inc. He was employed by American Diversified Companies, Inc. as its Director, Human Resources from 1985 to 1987. From 1973 to 1984, Mr. Devereux was employed by Bechtel Group, Inc. in a variety of human resources management positions, including Personnel Manager for a subsidiary company and Personnel Supervisor for a major construction site and within a large regional operation. Previously, he was employed in a compensation assignment with Frito-Lay, Inc. and as Personnel Manager and Personnel Assistant with Anaconda Wire & Cable Company from 1969 to 1973. Mr. Devereux received a Bachelor of Science in Business Administration (Industrial Relations) from California State University, Long Beach.

   Dennis N. Beal joined us as our Executive Vice President and Chief Financial Officer in May 2000. Prior to joining our Company, Mr. Beal was employed by Stater Bros. Holdings Inc. (an operator of 155 supermarkets in California) as its Vice President and Chief Financial Officer from 1992 to 1998 and as its Senior Vice President and Chief Financial Officer from 1998 to May 2000. From 1981 to 1992, Mr. Beal was employed by American Stores Company (an operator of approximately 1,500 supermarkets and drug stores) and served in various financial capacities including Vice President, Controller. From 1974 to 1981, Mr. Beal was employed by the firm of Bushman, Daines, Rasmussan and Wisan CPA's and was admitted as a Partner in 1980. Mr. Beal, a Certified Public Accountant, graduated with a Bachelor of Science degree in Accounting from the University of Utah and received a Masters of Business Administration degree from Westminster College, Salt Lake City, Utah.

   Beth A. Wilson has been employed by us since our inception in July 1995. She was promoted to Executive Vice President in July 2001. Previously, Ms. Wilson was Vice President of Operations from June 1998 to June 2001. Ms. Wilson was Regional Operations Director for the College Region of Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by National Education Centers, Inc. from 1991 to 1995, initially as Executive Director of its Capital Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Ms. Wilson earned an MBA from National University and a Bachelor of Arts degree from California State College, Sonoma.

   Mary H. Barry has served as our Vice President of Education since April 1998. She was previously employed by University of Phoenix, Southern California Campus, from 1992 through April 1996, where her assignments included Director of Academic Affairs and Director of Administration. She was the Director of Center for Professional Education, Western Region, from 1996 to 1998. From 1990 to 1991, Ms. Barry was Director of National College. During the period 1980 to 1990, she was employed in the banking industry as Senior Vice President of Marquette Banks, Director for Citibank, and Vice President of First National Bank of Chicago. Ms. Barry served as a Public Affairs Officer in the U.S. Marine Corps from 1971 to 1979, achieving the rank of Major. Ms. Barry earned a Bachelor of Science in Speech/Drama from Bowling Green State University, a Master of Management from the Kellogg Graduate School of Management, Northwestern University and a Juris Doctorate from Western State University.

   Nolan A. Miura has been our Vice President of Strategic Planning and Treasurer since his promotion to this position in October 1999. Mr. Miura joined the Company as Director of Treasury and Business Analysis in November 1997 and was promoted to Treasurer in December 1998. He was employed by Atlantic Richfield Company ("ARCO") from 1979 to 1997 in various financial and marketing positions including Planning

Manager-ARCO Products Company, Marketing Director-ARCO Pipe Line Company, Marketing Analysis Manager-ARCO Products Company and Planning, Evaluation and Business Development Manager-ARCO Marine, Inc. Mr. Miura received an MBA (Corporate Finance) from the University of Southern California and a Bachelor of Science in Business Administration (Finance) from California State University, Long Beach. Mr. Miura is also a Certified Internal Auditor.

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

   Loyal Wilson has served as a member of our board of directors since our inception in July 1995. He has been a Managing General Partner of Primus Venture Partners since 1983 and a Managing Director of Primus Venture Partners, Inc. since 1993. In those capacities, Mr. Wilson has overseen investments by various venture funds controlled by those entities in numerous private companies. From 1973 to 1983, Mr. Wilson was employed by First Chicago Corporation. He is also a Director of STERIS Corporation and was formerly a Director of DeVry, Inc. He received a Bachelor of Arts in Economics from the University of North Carolina and a Masters in Business Administration from Indiana University.

   Jack D. Massimino became a member of the board of directors upon the completion of our initial pubic offering of common stock in February 1999. Mr. Massimino is retired and manages his personal investment portfolio. He was President and Chief Executive Officer of Talbert Medical Management Corporation, a publicly traded physician practice management company from 1995 through late 1997. Prior to his association with Talbert, Mr. Massimino was Executive Vice President and Chief Operation Officer of FHP International Corporation, a multi-state, publicly traded HMO, with revenues in excess of $4 billion. He also served in other executive positions since joining FHP in 1988, including Senior Vice President and Vice President, Corporate Development. Mr. Massimino has held other executive positions in the healthcare field since the mid 1970's. He received a Bachelor of Arts in Psychology from California Western University and earned a Master's Degree in Management from the American Graduate School for International Management. Mr. Massimino has served on several boards, including Talbert Medical Management Corporation, FHP, Inc., Texas Health Plans, Great States Insurance Company, Art Institute of Southern California, Thunderbird World Business Advisory Council and the Orange County Business Committee for the Arts.

   Linda Arey Skladany, Esq. became a member of the board of directors effective upon the completion of our initial public offering in February 1999. Ms. Skladany has been Vice President for Congressional Relations at Parry, Romani, DeConcini & Symms, a Washington D.C. lobbying firm since 1995. Ms. Skladany joined the Reagan administration in 1981 as Special Assistant, first to the Secretary of Education and then later to the United States Attorney General, before joining the United States Department of Transportation as Director of the Executive Secretariat under Secretary Elizabeth Dole. In 1985, she joined President Reagan's White House staff as Special Assistant to the President and Deputy Director of the White House Office of Public Liaison. In 1988, President Reagan appointed Ms. Skladany to the Advisory Committee for Trade Negotiation. She was later appointed by Presidents Reagan and Bush, respectively, to the positions of Commissioner and Acting Chair of the Occupational Safety and Health Review Commission. From 1990 to 1995, Ms. Skladany was a legislative attorney and of counsel with the law firm of Holland and Hart. From 1993 to 1995, she also served as Executive Director of the Foundation for Environmental and Economic Progress. In 1994, Governor
George Allen of Virginia appointed her to a four-year term on the Board of Visitors of the College of William and Mary. Ms. Skladany earned a Bachelor of Arts in Education from the College of William and Mary, a Master of Arts in Education from Wake Forest University and a Juris Doctorate from the University of Richmond Law School. She was admitted to the bar in Virginia and the District of Columbia.

ITEM 11. EXECUTIVE COMPENSATION

   Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 15, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 15, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this Report:

     1. Index to Financial Statements

                                                                           Page
                                                                           ----
      Report of Independent Public Accountants...........................   40
      Consolidated Balance Sheets as of June 30, 2000 and 2001...........   41
      Consolidated Statements of Operations for the years ended June 30,
       1999, 2000
       and 2001..........................................................   42
      Consolidated Statements of Stockholders' Equity for the years ended
       June 30, 1999, 2000 and 2001......................................   43
      Consolidated Statements of Cash Flows for the years ended June 30,
       1999, 2000
       and 2001..........................................................   44
      Notes to Consolidated Financial Statements.........................   45

     2. Financial Statement Schedules

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

   (b) Reports on Form 8-K:

   On September 4, 2001, the Company filed a report on Form 8-K disclosing the Company's bad debt expense as a percentage of revenue for the fiscal years and fourth fiscal quarters ended June 30, 1999, June 30, 2000 and June 30, 2001.

                           CORINTHIAN COLLEGES, INC.

                               INDEX TO EXHIBITS

 Exhibit                                                          Incorporation
 Number                  Description of Exhibit                     Reference
 -------                 ----------------------                   -------------
  3.3 +  Restated Certificate of Incorporation.................        (a)

  3.4 +  Bylaws of the Company incorporated by reference to
          Exhibit 3.3 of the Company's Registration Statement
          on Form S-1 (Registration No. 33-59505) as filed with
          the Securities and Exchange Commission on July 21,
          1998

  4.9 +  Specimen Common Stock Certificate of the Company......        (a)

 10.12+  Amended and Restated Registration Agreement dated
          October 17, 1996, by and between the Company, Primus
          Capital Fund III Limited Partnership, The Prudential
          Insurance Company of America, BancOne Capital
          Partners II, LLC, BancOne Capital Partners II,
          Limited Partnership, David G. Moore, Paul St. Pierre,
          Frank J. McCord, Dennis L. Devereux and Lloyd W.
          Holland..............................................        (b)

 10.13+  First Amendment to the Amended and Restated
          Registration Agreement dated as of November 24, 1997,
          by and between the Company, Primus Capital Fund III
          Limited Partnership, BOCP II Limited Liability
          Company, BancOne Capital Partners II, LLC, David G.
          Moore, Paul St. Pierre, Frank J. McCord, Dennis L.
          Devereux, Lloyd W. Holland and The Prudential
          Insurance Company of America.........................        (b)

 10.14+  Amended and Restated Executive Stock Agreement, dated
          November 24, 1997, between Corinthian Schools, Inc.
          and Dennis L. Devereux...............................        (c)

 10.17+  Amended and Restated Executive Stock Agreement, dated
          November 24, 1997, between Corinthian Schools, Inc.
          and David G. Moore...................................        (c)

 10.18+  Amended and Restated Executive Stock Agreement, dated
          November 24, 1997, between Corinthian Schools, Inc.
          and Paul St. Pierre..................................        (c)

 10.52+  1998 Performance Award Plan of the Company............        (b)

 10.54+  Amended and Restated Loan Agreement, dated February 1,
          2000 by and between Union Bank of California, N.A.
          and the Company......................................        (d)

 10.57+  Asset Purchase Agreement, dated as of September 4,
          2000, by and among Corinthian Schools, Inc., Educorp,
          Inc. and Dr. Rashed B. Elyas and Ken Boyle...........        (e)

 10.58+  Asset Purchase Agreement, dated as of September 10,
          2000, by and among Corinthian Schools, Inc., Computer
          Training Academy, Inc., and Sam Shirazi, Bahman
          Imani, Marilyn Emel, Mahammed Tahmasebi and Peter
          Tsuda ...............................................        (f)

 10.59+  Stock Purchase Agreement, dated as of December 29,
          2000, by and among Corinthian Schools, Inc., Grand
          Rapids Educational Center, Inc., Malone Management
          Company, and Robert J. Malone and Mary C. Malone.....        (g)

 10.60   Second Amendment to Amended and Restated Loan
          Agreement, dated as of July 9, 2001, by and between Corinthian Colleges, Inc. and Union Bank of
          California, N.A.

 10.61+  Asset Purchase Agreement, dated as of March 8, 2000, by and among Corinthian Schools, Inc., Cuff & Dean
          Incorporated (d/b/a Georgia Medical Institute),
          and Dominic J. Dean and Arthur Cuff..................        (h)

 21.1    List of Subsidiaries


 Exhibit                                          Incorporation
 Number          Description of Exhibit             Reference
 -------         ----------------------           -------------
 23.1    Consent of Arthur Andersen LLP

 24.1    Power of Attorney (see signature page)

--------
 + Previously filed with the Securities and Exchange Commission as set forth in the following table:
(a) Incorporated by reference to the like-numbered exhibit of the Company's Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on January 11, 1999.
(b) Incorporated by reference to the like-numbered exhibit of the Company's Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.
(c) Incorporated by reference to the like-numbered exhibit of the Company's Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on February 1, 1999.
(d) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 12, 2000.
(e) Incorporated by reference to the like-numbered exhibit of the Company's Registration Statement on Form S-3 (Registration No. 333-45510), as filed with the Securities and Exchange Commission on September 11, 2000.
(f) Incorporated by reference to the like-numbered exhibit of the Company's Annual Report on Form 10-K, for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 18, 2000.
(g) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2000, as filed with the Securities and Exchange Commission on February 14, 2001.
(h) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 12, 2000.

                        SIGNATURES AND POWER OF ATTORNEY

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Corinthian Colleges, Inc.

                                                  /s/ David G. Moore
                                          By: _________________________________
                                                     David G. Moore
                                             Chairman of the Board, President
                                                and Chief Executive Officer
                                               (Principle Executive Officer)
                                                    September 27, 2001

                                                  /s/ Dennis N. Beal
                                          By: _________________________________
                                                     Dennis N. Beal
                                            Executive Vice President and Chief
                                                     Financial Officer
                                                 (Principle Financial and
                                                    Accounting Officer)
                                                    September 27, 2001

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

              Signature                           Title                    Date
              ---------                           -----                    ----

       /s/ David G. Moore             Chairman of the                September 27, 2001
_____________________________________  Board, President,
           David G. Moore              and Chief Executive Officer
                                       (Principal Executive
                                       Officer)

       /s/ Paul St. Pierre            Executive Vice President       September 27, 2001
_____________________________________  and Director
           Paul St. Pierre

        /s/ Loyal Wilson              Director                       September 27, 2001
_____________________________________
            Loyal Wilson

      /s/ Jack D. Massimino           Director                       September 27, 2001
_____________________________________
          Jack D. Massimino

     /s/ Linda Arey Skladany          Director                       September 27, 2001
_____________________________________
         Linda Arey Skladany

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Corinthian Colleges, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Corinthian Colleges, Inc. (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated August 15, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Orange County, California
August 15, 2001

                           CORINTHIAN COLLEGES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   Balance at  Charged to            Balance at
                                  Beginning of Costs and               End of
                                      Year      Expenses  Deductions    Year
                                  ------------ ---------- ---------- ----------
                                                 (In thousands)
Allowance for doubtful accounts
Accounts receivable:
  Year ended June 30, 1999.......    $3,519     $ 7,013    $ (7,274)   $3,258
  Year ended June 30, 2000.......     3,258       7,874      (6,769)    4,363
  Year ended June 30, 2001.......     4,363      13,822     (10,994)    7,191
Student notes receivable:
  Year ended June 30, 1999.......     2,286         660      (1,048)    1,898
  Year ended June 30, 2000.......     1,898         886      (1,603)    1,181
  Year ended June 30, 2001.......    $1,181     $   143    $   (899)   $  425