Form 10-Q
period 2001-09-30
CORINTHIAN COLLEGES INC
filed 2001-11-14
CIK 1066134

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

At October 10, 2001, there were 21,243,718 shares of Common Stock of the Registrant outstanding.

                           CORINTHIAN COLLEGES, INC.
                               INDEX TO FORM 10-Q
                 FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 2001



PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------
     Item 1.  Unaudited Financial Statements
              Condensed Consolidated Balance Sheets (Unaudited) at
              June 30, 2001 and September 30, 2001....................      3

              Condensed Consolidated Statements of Operations
              (Unaudited) for the three months ended September 30,
              2000 and 2001...........................................      4

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the three months ended September 30,
              2000 and 2001...........................................      5

              Notes to Unaudited Condensed Consolidated Financial
              Statements..............................................      6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................      7

     Item 3.  Quantitative and Qualitative Disclosure about Market
              Risk....................................................      9

PART II - OTHER INFORMATION
---------------------------

     Item 1.  Legal Proceedings.......................................      9
     Item 2.  Changes in Securities and Use of Proceeds...............     10
     Item 3.  Defaults Upon Senior Securities.........................     10
     Item 4.  Submission of Matters to a Vote of Security Holders.....     10
     Item 5.  Other Information.......................................     10
     Item 6.  Exhibits and Reports on Form 8-K........................     10

SIGNATURES............................................................     11
----------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                            June 30,  September 30,
                                                                              2001        2001
                                                                            --------  ------------
                                                                                (In thousands)
                                        ASSETS
                                        ------
CURRENT ASSETS:
  Cash and cash equivalents................................................. $ 19,738   $ 27,650
  Restricted cash...........................................................       10         10
  Marketable investments....................................................    9,699     12,925
  Accounts receivable, net of allowance for doubtful accounts of $7,191
   and $7,217 at June 30, 2001 and September 30, 2001, respectively.........   24,368     25,292
  Student notes receivable, net of allowance for doubtful accounts of
   $106 and $111 at June 30, 2001 and September 30, 2001, respectively......      577        494
  Deferred income taxes.....................................................    4,089      3,800
  Prepaid expenses and other current assets.................................    9,675     10,649
                                                                             --------   --------
    TOTAL CURRENT ASSETS....................................................   68,156     80,820
PROPERTY AND EQUIPMENT, net.................................................   22,921     25,948
OTHER ASSETS:
  Intangibles, net of accumulated amortization of $5,819 and $6,267 at
   June 30, 2001 and September 30, 2001, respectively.......................   44,170     43,686
  Student notes receivable, net of allowance for doubtful accounts of
   $319 and $333 at June 30, 2001 and September 30, 2001, respectively......    1,730      1,548
  Deposits and other assets.................................................    1,659      1,689
                                                                             --------   --------
    TOTAL ASSETS............................................................ $138,636   $153,691
                                                                             ========   ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:
  Accounts payable.......................................................... $  7,587   $  8,604
  Accrued compensation and related liabilities..............................    9,254     11,553
  Accrued expenses..........................................................    1,305      1,337
  Income tax payable........................................................    1,280      4,165
  Prepaid tuition...........................................................    7,962      9,447
  Current portion of long-term debt.........................................    1,046      1,047
                                                                             --------   --------
    TOTAL CURRENT LIABILITIES...............................................   28,434     36,153
LONG-TERM DEBT, net of current portion......................................    2,138      2,108
DEFERRED INCOME.............................................................      655        617
DEFERRED INCOME TAXES.......................................................    1,283      1,569
OTHER LIABILITIES...........................................................      563        581
STOCKHOLDERS' EQUITY:
  Common Stock, $0.0001 par value:
    Common Stock, 40,000 shares authorized, 21,223 shares and 21,244 shares issued and outstanding at June 30, 2001 and September 30, 2001,
     respectively...........................................................        2          2
    Nonvoting Common Stock, 2,500 shares authorized, 0 shares issued
     and outstanding at June 30, 2001 and September 30, 2001, respectively..        -          -
  Additional paid-in capital................................................   60,482     61,108
  Retained earnings.........................................................   45,079     51,553
                                                                             --------   --------
    TOTAL STOCKHOLDERS' EQUITY..............................................  105,563    112,663
                                                                             --------   --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................. $138,636   $153,691
                                                                             ========   ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                         ---------------------
                                                           2000          2001
                                                         -------       -------
                                                 (In thousands, except per share data)
NET REVENUE..........................................    $51,793       $73,696
OPERATING EXPENSES:
  Educational services...............................     27,854        39,885
  General and administrative.........................      4,555         6,008
  Marketing and advertising..........................     12,483        17,340
                                                         -------       -------
     Total operating expenses........................     44,892        63,233
                                                         -------       -------
INCOME FROM OPERATIONS...............................      6,901        10,463
        Interest (income), net.......................       (576)         (420)
                                                         -------       -------
INCOME BEFORE PROVISION FOR INCOME TAXES.............      7,477        10,883
        Provision for income taxes...................      3,065         4,409
                                                         -------       -------
NET INCOME...........................................    $ 4,412       $ 6,474
                                                         =======       =======

Income per common share:
  Basic..............................................    $  0.21       $  0.30
                                                         =======       =======
  Diluted............................................    $  0.21       $  0.29
                                                         =======       =======

Weighted average number of shares outstanding:
  Basic..............................................     20,699        21,232
                                                         =======       =======
  Diluted............................................     21,176        22,075
                                                         =======       =======

  The accompanying notes are an integral part of these condensed consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                      -----------------------
                                                                                          2000         2001
                                                                                      ----------     --------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................................................      $ 4,412        $ 6,474
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities--
   Depreciation and amortization.................................................        1,043          1,555
   Deferred income taxes.........................................................          105            575
   Changes in assets and liabilities:
     Accounts receivable.........................................................       (4,817)          (924)
     Student notes receivable....................................................          116            265
     Prepaid expenses and other assets...........................................         (195)          (996)
     Accounts payable............................................................          131          1,017
     Accrued expenses............................................................          632          2,332
     Income tax payable..........................................................        2,000          2,885
     Prepaid tuition.............................................................          516          1,485
     Other long term liabilities.................................................          (31)           (20)
                                                                                       -------        -------
   Net cash provided by (used in) operating activities...........................        3,912         14,648
                                                                                       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) in marketable investments, net.......................................       (6,724)        (3,226)
 Capital expenditures............................................................       (1,315)        (4,106)
                                                                                       -------        -------
   Net cash provided by (used in) investing activities...........................       (8,039)        (7,332)
                                                                                       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments on long-term debt..........................................          (28)           (30)
 Proceeds from stock plans, including tax benefit................................           12            626
                                                                                       -------        -------
   Net cash provided by (used in) financing activities...........................          (16)           596
                                                                                       -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................       (4,143)         7,912
CASH AND CASH EQUIVALENTS, beginning of period...................................        4,886         19,738
                                                                                       -------        -------
CASH AND CASH EQUIVALENTS, end of period.........................................      $   743        $27,650
                                                                                       =======        =======


  The accompanying notes are an integral part of these condensed consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

Note 1 - The Company and Basis of Presentation

     Corinthian Colleges, Inc. (the "Company") is in the business of operating degree and diploma granting for-profit post-secondary schools devoted to career program training primarily in the allied health, information technology and electronics, business, and criminal justice fields.

     The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on September 28, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of results that could be expected for the entire fiscal year.

     The condensed consolidated financial statements as of September 30, 2001 and for the three months then ended are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Marketable Investments

    Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting For Certain Debt and Equity Securities" requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At September 30, 2001, the unrealized gain or loss on available-for-sale securities was immaterial.

Note 3 - Weighted Average Number of Common Shares Outstanding

     The table below indicates the weighted average number of common shares outstanding calculations used in computing basic and diluted income per common share utilizing the treasury stock method (in thousands):

                                                     Three Months Ended
                                                        September 30,
                                                      2000          2001
                                                    ------        ------
Basic common shares outstanding...............      20,699        21,232
Effects of dilutive securities:
  Stock options...............................         477           843
                                                    ------        ------
Diluted common shares outstanding:............      21,176        22,075
                                                    ======        ======

Note 4 - New Accounting Pronouncements

     In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for entities with fiscal years beginning on or after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company is in the process of gathering information and analyzing the impact the adoption of SFAS No. 142 may have on the results of operations of the Company. The adoption of SFAS No. 142 includes the elimination of goodwill amortization expense and requires a periodic review of the Company's intangible assets for possible impairment. As of June 30, 2001 and September 30, 2001, goodwill totaled $32.8 million and is amortized over 40 years. Goodwill amortization expense amounted to $636,000 in fiscal 2001 and is expected to be approximately $830,000 in fiscal 2002 if the Company does not elect to adopt SFAS No. 142 prior to July 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would," or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company's tuition pricing, and other factors, including those discussed under the headings entitled "Governmental Regulation and Financial Aid" and "Risks Related to Our Business" in the Company's Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.

Results of Operations

     Comparisons of results of operations between the first quarter of fiscal 2002 and the first quarter of fiscal 2001 are difficult due to the acquisitions of nine campuses and the opening of four branch campuses in fiscal 2001. The following table summarizes our operating results as a percentage of net revenue for the periods indicated:

                                                               Three Months Ended
                                                              --------------------
                                                                  September 30,
                                                              --------------------
                                                                2000        2001
                                                              --------    --------
Statement of Operations Data:
Net revenue...............................................     100.0%      100.0%
                                                              --------    --------
Operating expenses:
    Educational services..................................      53.8        54.1
    General and administrative............................       8.8         8.2
    Marketing and advertising.............................      24.1        23.5
                                                              --------    --------
        Total operating expenses..........................      86.7        85.8

Income from operations....................................      13.3        14.2
Interest (income), net....................................      (1.1)       (0.6)
                                                              --------    --------

Income before income taxes................................      14.4        14.8
Provision for income taxes................................       5.9         6.0
                                                              --------    --------


    Net income............................................       8.5%        8.8%
                                                              ========    ========

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Net Revenues. Net revenues increased $21.9 million, or 42.3%, from $51.8 million in the first quarter of fiscal 2001 to $73.7 million in the first quarter of fiscal 2002, due primarily to a 31.6% increase in the student population at quarter end and an 8.8% increase in the average earning rate per student. At September 30, 2001, the total student population was 28,372, compared with 21,560 at September 30, 2000.

     Educational Services. Educational services expense increased $12.0 million, or 43.2%, from $27.9 million in the first quarter of fiscal 2001 to $39.9 million in the first quarter of fiscal 2002, due primarily to the expenses required to support the 31.6% increase in student population, wage increases for employees and increases in bad debt expense due to an increase in receivables. Bad debt expense for the first quarter of fiscal 2002 amounted to $4.5 million or 6.05% of revenues, compared to $3.0 million or 5.77% of revenue for the first quarter of fiscal 2001 and compared to $4.2 million or 6.25% of revenue for the fourth quarter of fiscal 2001. As a percentage of net revenues, educational services expense increased from 53.8% to 54.1%.

     General and Administrative. General and administrative expense increased $1.4 million, or 31.9%, from $4.6 million in the first quarter of fiscal 2001 to $6.0 million in the first quarter of fiscal 2002, primarily as a result of (i) additional headquarters staff required to support the 42.3% increase in revenue,
(ii) wage increases for employees, and (iii) increased performance bonus accrual. As a percentage of net revenue, general and administrative expense decreased from 8.8% to 8.2%.

     Marketing and Advertising. Marketing and advertising expense increased $4.8 million, or 38.9%, from $12.5 million in the first quarter of fiscal 2001 to $17.3 million in the first quarter of fiscal 2002, primarily as a result of increased advertising and additional admissions and marketing support staff necessary to support the 30.5% increase in starts in the first quarter of fiscal 2002. Also contributing to the increase in marketing and advertising expense were inflation in advertising cost and wage increases for employees. As a percentage of net revenue, marketing and advertising expense decreased from 24.1% to 23.5%.

     Interest Income, Net.   Interest income (net of interest expense of $0.1
million) amounted to $0.4 million in the first quarter of fiscal 2002 compared to interest income (net of interest expense of $0.1 million) of $0.6 million in the first quarter of fiscal 2001. The decrease in interest income in the first quarter of fiscal 2002 was primarily due to a decline in the interest rate earned on investments in cash equivalents and marketable investments.

     Provision for Income Taxes. The effective income tax rate for the first quarter of fiscal 2002 decreased to 40.5% of income before taxes compared to 41.0% of income before taxes in the first quarter of fiscal 2001.

     Net Income. Net income for the first quarter of fiscal 2002 increased 46.7% to $6.4 million, or 8.8% of revenues, compared to net income of $4.4 million, or 8.5% of revenues, for the first quarter of fiscal 2001.

     Earnings per share. Earnings per share for the first quarter of fiscal 2002 increased 38.1% to $0.29 per diluted share compared to net income $0.21 per diluted share for the first quarter of fiscal 2001.


Seasonality and Other Factors Affecting Quarterly Results

     Our Company's revenues normally fluctuate as a result of seasonal variations in its business, principally in its total student population.
Student population varies as a result of new student enrollments and student attrition. Historically, our colleges have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new branch campus openings, new program introductions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results that could be expected for the full fiscal year or for any future period.

Liquidity and Capital Resources

   We typically fund our operating activities from cash flow generated from our operations and from the periodic use of our revolving line of credit. In August 2001, we entered into an Amended and Restated Loan Agreement, our "Credit Facility," for $20.0 million with Union Bank of California which expires in September 2003. The Credit Facility includes a non-usage fee of 1/8% per year on the unused portion and borrowings will bear interest at LIBOR plus 150 basis points. At September 2003, any outstanding acquisition advances (subject to a limit of $10.0 million), as defined by the Credit Facility, will be converted into a three year amortizing term loan. The Credit Facility contains certain financial covenants and we were in compliance with these covenants as of September 30, 2001. There were no borrowings outstanding at June 30, 2001 and September 30, 2001.

   Working capital amounted to $44.7 million as of September 30, 2001 and $39.7 million as of June 30, 2001 and the current ratios were 2.2:1 and 2.4:1, respectively.

     Cash provided by operating activities amounted to $14.6 million in the first quarter of fiscal 2002 compared to $3.9 million provided by operating activities in the same period of fiscal 2001. The increase in cash provided by operating activities for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 was partially due to the increase in net income and decreases in accounts receivables as well as an increase in accounts payable, accrued expenses and prepaid tuition.

     Cash used in investing activities amounted to $7.3 million in the first quarter of fiscal 2002 compared to cash used in investing activities of $8.0 million in the first quarter of fiscal 2001. The decrease in cash used in investing activities was primarily due to an increase in marketable securities of $3.2 million in the first quarter of fiscal 2002 compared to an increase of $6.7 million for the same period of fiscal 2001. Capital expenditures increased to $4.1 million in the first quarter of fiscal 2002 compared to $1.3 million in the same period in fiscal 2001. The increase in capital expenditures was primarily due to the relocation, remodeling and enlargement of existing and new branch campuses and information systems expenditures. We currently believe that our capital expenditures for fiscal 2002 will approximate $15.0 million.

   Cash provided by financing activities for the first quarter of fiscal 2002 amounted to $596,000 compared to cash used in financing activities of $16,000 for the first quarter of fiscal 2001. The increase in cash provided by the first quarter of fiscal 2002 was due to the increase in proceeds from stock option exercises and the sale of stock in accordance with the employee stock purchase plan.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Our only assets or liabilities which are subject to risks from interest rate changes are (i) the mortgage debt in the aggregate amount of $2.2 million, (ii) notes receivable from students for the aggregate amount of $2.0 million, and (iii) marketable investments of $12.9 million, all at September 30, 2001. Our mortgage debt, student notes receivable, and the marketable investments are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   In the ordinary conduct of our business, our Company and our colleges are subject to occasional lawsuits, investigations and claims. Although we cannot predict the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

   None

Item 3.  Defaults Upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibits:

           None.

       (b) Reports on Form 8-K:

             On September 4, 2001, the Company filed a report on Form 8-K disclosing the Company's bad debt expense as a percentage of revenue for the fiscal years and fourth fiscal quarters ended June 30, 1999, and June 30, 2000 and June 30, 2001.

             Additionally, on November 2, 2001, the Company filed a Report on Form 8-K in which it reported that the United States Department of Education (the "DOE") has officially notified the Company that the DOE has revised the official cohort default rates for the Company's Bryman College, Hayward, California campus, (previously San Jose (South)), together with its additional location of New Orleans, Louisiana for federal fiscal years 1998 and 1999 to be 16.8% and 19.2%, respectively. The original cohort default rates published by the DOE for this campus, and reported by the Company in its Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2001, was 16.7% and 25.8%.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CORINTHIAN COLLEGES, INC.


November 14, 2001               /s/ David G. Moore
                                ---------------------------------
                                David G. Moore
                                Chairman of the Board, President and Chief
                                Executive Officer
                                (Principle Executive Officer)


November 14, 2001               /s/ Dennis N. Beal
                                ----------------------------------
                                Dennis N. Beal
                                Executive Vice President and
                                Chief Financial Officer
                                (Principle Accounting Officer)