Form 10-Q
period 2001-12-31
CORINTHIAN COLLEGES INC
filed 2002-02-14
CIK 1066134

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ______ to ______


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At February 4, 2002, there were 21,336,402 shares of Common Stock of the Registrant outstanding and no shares of Nonvoting Common Stock of the Registrant outstanding.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES



                                      INDEX

PART I - FINANCIAL INFORMATION                                                                      PAGE NO.
------------------------------                                                                      --------
         Item 1.  Unaudited Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited) at
                  June 30, 2001 and December 31, 2001 ..........................................       3

                  Condensed Consolidated Statements of Operations (Unaudited) for the
                  three and six months ended December 31, 2000 and 2001 ........................       4

                  Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                  six months ended December 31, 2000 and 2001 ..................................       5

                  Notes to Unaudited Condensed Consolidated Financial Statements ...............       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..........................................       7

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk ....................      11


PART II - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings. ...........................................................      11
         Item 2.  Changes in Securities and Use of Proceeds ....................................      11
         Item 3.  Defaults Upon Senior Securities. .............................................      11
         Item 4.  Submission of Matters to a Vote of Security Holders ..........................      11
         Item 5.  Other Information ............................................................      12
         Item 6.  Exhibits .....................................................................      12

SIGNATURES .....................................................................................      13
----------

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                            June 30,    December 31,
                                                                                                              2001          2001
                                                                                                            ---------   ------------
                                                         ASSETS
                                                         ------
CURRENT ASSETS:
    Cash and cash equivalents ......................................................................        $ 19,738        $ 14,224
    Restricted cash ................................................................................              10              10
    Marketable investments .........................................................................           9,699          32,728
    Accounts receivable, net of allowance for doubtful accounts of  $7,191 and $6,891 at June 30,
          2001 and December 31, 2001, respectively .................................................          24,368          23,961
    Student notes receivable, net of allowance for doubtful accounts of $106 and $151 at June 30,
          2001 and December 31, 2001, respectively .................................................             577             402
    Deferred income taxes ..........................................................................           4,089           3,634
    Prepaid expenses and other current assets ......................................................           9,675          11,068
                                                                                                            --------        --------
        Total current assets .......................................................................          68,156          86,027
PROPERTY AND EQUIPMENT, net ........................................................................          22,921          30,841
OTHER ASSETS:
    Intangibles, net of accumulated amortization of $5,819 and $6,715 at June 30, 2001 and December
          31, 2001, respectively ...................................................................          44,170          43,338
    Student notes receivable, net of allowance for doubtful accounts of $319 and $315 at June 30,
          2001 and December 31, 2001, respectively .................................................           1,730           1,415
    Deposits and other assets ......................................................................           1,659           1,640
                                                                                                            --------        --------
        TOTAL ASSETS ...............................................................................        $138,636        $163,261
                                                                                                            ========        ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           -------------------------------------
CURRENT LIABILITIES:
    Accounts payable ...............................................................................        $  7,587        $  7,979
    Accrued compensation and related liabilities ...................................................           9,254          11,809
    Accrued expenses ...............................................................................           1,305           1,507
    Income tax payable .............................................................................           1,280           2,260
    Prepaid tuition ................................................................................           7,962          10,162
    Current portion of long-term debt ..............................................................           1,046             216
                                                                                                            --------        --------
        Total current liabilities ..................................................................          28,434          33,933
                                                                                                            --------        --------
LONG-TERM DEBT, net of current portion .............................................................           2,138           1,551
DEFERRED INCOME ....................................................................................             655             221
DEFERRED INCOME TAXES ..............................................................................           1,283           2,634
OTHER LONG-TERM LIABILITIES ........................................................................             563             595
STOCKHOLDERS' EQUITY:
    Common Stock, $0.0001 par value:
        Common Stock, 40,000 shares authorized and 21,223 shares issued and outstanding at June 30, 2001 and 80,000 shares authorized and
             21,336 shares issued and outstanding at December 31, 2001..............................               2               2
        Nonvoting Common Stock, 2,500 shares authorized and 0 shares issued and outstanding at June
             30, 2001 and 0 shares authorized and 0 shares issued and outstanding at December 31,
             2001 ..................................................................................               -               -
    Additional paid-in capital .....................................................................          60,482          63,442
    Retained earnings ..............................................................................          45,079          60,883
                                                                                                            --------        --------
        TOTAL STOCKHOLDERS' EQUITY .................................................................         105,563         124,327
                                                                                                            --------        --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................        $138,636        $163,261
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

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                                          Three Months Ended                Six Months Ended
                                                                              December 31,                     December 31,
                                                                              ------------                     ------------
                                                                          2000             2001            2000             2001
                                                                         ------           ------          ------            -----

NET REVENUE ....................................................       $  60,768        $  81,565        $ 112,561        $ 155,261
                                                                       ---------        ---------        ---------        ---------
OPERATING EXPENSES:
     Educational services ......................................          31,511           43,264           59,365           83,149
     General and administrative ................................           5,514            6,972           10,069           12,980
     Marketing and advertising .................................          13,177           16,669           25,660           34,009
                                                                       ---------        ---------        ---------        ---------
          Total operating expenses .............................          50,202           66,905           95,094          130,138
                                                                       ---------        ---------        ---------        ---------
INCOME FROM OPERATIONS .........................................          10,566           14,660           17,467           25,123
     Interest (income), net ....................................            (587)            (356)          (1,163)            (776)
     Other (income) ............................................              --             (612)              --             (612)
                                                                       ---------        ---------        ---------        ---------
INCOME BEFORE PROVISION FOR INCOME TAXES .......................          11,153           15,628           18,630           26,511
     Provision for income taxes ................................           4,575            6,298            7,640           10,707
                                                                       ---------        ---------        ---------        ---------
NET INCOME .....................................................       $   6,578        $   9,330        $  10,990        $  15,804
                                                                       =========        =========        =========        =========

Income per common share:
     Basic .....................................................       $    0.31        $    0.44        $    0.53        $    0.74
                                                                       =========        =========        =========        =========
     Diluted ...................................................       $    0.30        $    0.42        $    0.51        $    0.71
                                                                       =========        =========        =========        =========

Weighted average number of common shares Outstanding:
     Basic .....................................................          21,120           21,280           20,910           21,256
                                                                       =========        =========        =========        =========
     Diluted ...................................................          21,757           22,136           21,477           22,096
                                                                       =========        =========        =========        =========

   The accompanying notes are an integral part of these condensed consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                        ----------------
                                                                                                          December 31,
                                                                                                          ------------

                                                                                                       2000              2001
                                                                                                       -----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................................................       $ 10,990           $ 15,804
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities--
         Depreciation and amortization .......................................................          2,177              3,083
         Deferred income taxes ...............................................................         (1,438)             1,806
         (Gain) loss on disposal of assets ...................................................              -                 25
         Changes in assets and liabilities, net of effects of acquisitions:
          Accounts receivable ................................................................        (10,551)               407
          Student notes receivable ...........................................................            829                490
          Prepaid expenses and other assets ..................................................           (911)            (1,487)
          Accounts payable ...................................................................          1,156                392
          Accrued expenses ...................................................................            640              1,927
          Income tax payable .................................................................          2,521                980
          Prepaid tuition ....................................................................           (194)             2,200
          Other long term liabilities ........................................................            240               (623)
                                                                                                     --------           --------
         Net cash provided by (used in) operating activities .................................          5,459             25,004
                                                                                                     --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of schools, net of cash acquired ...............................................        (15,199)                 -
  Change in restricted cash ..................................................................         (1,200)                 -
  Change in marketable investments, net ......................................................          7,563            (23,029)
  Capital expenditures .......................................................................         (3,395)           (10,667)
  Proceeds from sale of assets ...............................................................              -                805
                                                                                                     --------           --------
      Net cash provided by (used in) investing activities ....................................        (12,231)           (32,891)
                                                                                                     --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on long-term debt .....................................................            (55)              (587)
  Proceeds from secondary stock offering, net ................................................          8,821                  -
  Exercise of stock options, including tax benefit ...........................................            373              2,960
                                                                                                     --------           --------
      Net cash provided by (used in) financing activities ....................................          9,139              2,373
                                                                                                     --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................................          2,367             (5,514)
CASH AND CASH EQUIVALENTS, beginning of period ...............................................          4,886             19,738
                                                                                                     --------           --------
CASH AND CASH EQUIVALENTS, end of period .....................................................       $  7,253           $ 14,224
                                                                                                     ========           ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


Note 1 - The Company and Basis of Presentation

         As of the date of this Report on Form 10-Q, Corinthian Colleges, Inc. (the "Company") operates 58 schools in the for-profit, post-secondary education sector. All of the Company's schools are accredited and grant either degrees (associates, bachelor and Master of Business Administration) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: Allied Health, Business, Information Technology and Electronics, and Criminal Justice. Additionally, the Company has an accredited degree granting online learning program available to students pursuing education exclusively online.

         The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on September 28, 2001. The results of operations for the three months and six months ended December 31, 2001 are not necessarily indicative of results that could be expected for the entire fiscal year.

         The condensed consolidated financial statements as of December 31, 2001 and for the three months and six months then ended are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Marketable Investments

         Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting For Certain Debt and Equity Securities" requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

         Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At December 31, 2001, the unrealized gain or loss on available-for-sale securities was immaterial.

Note 3 - Weighted Average Number of Common Shares Outstanding

         The table below indicates the weighted average number of common shares outstanding calculations used in computing basic and diluted net income per common share utilizing the treasury stock method (in thousands):

                                                      Three Months Ended        Six Months Ended
                                                          December 31,             December 31,
                                                      2000         2001          2000        2001
                                                      ----         ----          ----        ----
         Basic common shares outstanding ........    21,120       21,280        20,910      21,256
         Effects of dilutive securities:
         Stock options ..........................       637          856           567         840
                                                     ------       ------        ------      ------
         Diluted common shares outstanding: .....    21,757       22,136        21,477      22,096
                                                     ======       ======        ======      ======

Note 4 - New Accounting Pronouncements

         In June 2001, Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for entities with fiscal years beginning on or after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company is in the process of gathering information and analyzing the impact the adoption of SFAS No. 142 may have on the results of operations of the Company. The adoption of SFAS No. 142 includes the elimination of goodwill amortization expense and requires a periodic review of the Company's intangible assets for possible impairment. As of June 30, 2001 and December 31, 2001, goodwill totaled $32.8 million and is amortized over 40 years. Goodwill amortization expense amounted to $636,000 in fiscal 2001 and is expected to be approximately $830,000 in fiscal 2002 if the Company does not elect to adopt SFAS No. 142 prior to July 1, 2002.

Note 5 - Common Stock

          On November 15, 2001, the Company's stockholders approved an amendment and restatement of the Company's certificate of incorporation which (i) increased the number of shares of authorized common stock, par value $0.0001 per share, to a total of 80,000,000 shares, (ii) eliminated various provisions relating to the Company's previously authorized nonvoting common stock, none which was outstanding at the time of such amendment and restatement, and (iii) eliminated various provisions relating to the previously issued classes and series of preferred stock, none of which were outstanding at the time of such amendment and restatement.

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

Results of Operations

         Comparisons of results of operations between the first six months of fiscal 2002 and the first six months of fiscal 2001 are difficult due to the acquisitions of nine campuses and the opening of four branch campuses in fiscal 2001 and the opening of two branch campuses during the first six months of fiscal 2002. The following table summarizes our operating results as a percentage of net revenue for the period indicated:

                                                  Three Months Ended        Six Months Ended
                                                  ------------------        ----------------
                                                     December 31,              December 31,
                                                  ------------------        ----------------
                                                   2000        2001          2000      2001
                                                  ------      ------        ------    ------
      Statement of Operations Data:
      Net revenue .............................   100.0%      100.0%        100.0%     100.0%
                                                  ------      ------        ------     ------
      Operating expenses:
           Educational services ...............    51.9        53.0          52.7       53.5
           General and administrative .........     9.1         8.6           8.9        8.4
           Marketing and advertising ..........    21.7        20.4          22.8       21.9
                                                  ------      ------        ------     ------
                Total operating expenses ......    82.7        82.0          84.4       83.8

      Income from operations ..................    17.3        18.0          15.6       16.2
           Interest (income), net .............    (1.0)       (0.4)         (1.0)      (0.5)
           Other (income) .....................       -        (0.7)            -       (0.4)
                                                  ------      ------        ------     ------
      Income before income taxes ..............    18.3        19.1          16.6       17.1
           Provision for income taxes .........     7.5         7.7           6.8        6.9
                                                  ------      ------        ------     ------

                Net income ....................    10.8%       11.4%          9.8%      10.2%
                                                  ======      ======        ======     ======

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

         Net Revenues. Net revenues increased $20.8 million, or 34.2%, from $60.8 million in the second quarter of fiscal 2001 to $81.6 million in the second quarter of fiscal 2002, due primarily to a 22.1% increase in total student population (including a 16.6% increase in same school student population) as of December 31, 2001 and a 6.1% increase in the average earning rate per student. At December 31, 2001, the total student population was 28,973, compared with 23,737 at December 31, 2000.

         Educational Services. Educational services expense increased $11.8 million, or 37.3%, from $31.5 million in the second quarter of fiscal 2001 to $43.3 million in the second quarter of fiscal 2002, due primarily to the expenses required to support the 22.1% increase in student population, wage increases for employees and increases in bad debt expense. Bad debt expense for the second quarter of fiscal 2002 amounted to $4.8 million or 5.93% of revenues, compared to $3.4 million or 5.62% for the second quarter of fiscal 2001 and compared to 6.05% of revenues of the first quarter of fiscal 2002 and 6.25% for the fourth quarter of fiscal 2001. As a percentage of net revenue, educational services expense increased from 51.9% in fiscal 2001 to 53.0% in fiscal 2002. During the second quarter, ten courses were adopted into various schools.

         General and Administrative. General and administrative expense increased $1.5 million, or 26.4%, from $5.5 million in the second quarter of fiscal 2001 to $7.0 million in the second quarter of fiscal 2002, primarily as a result of (i) additional headquarters staff required to support the 34.2% increase in revenue, (ii) wage increases for employees, and (iii) increased performance bonus accrual. As a percentage of net revenue, general and administrative expense decreased from 9.1% in fiscal 2001 to 8.6% in fiscal 2002.

         Marketing and Advertising. Marketing and advertising expense increased $3.5 million, or 26.5%, from $13.2 million in the second quarter of fiscal 2001 to $16.7 million in the second quarter of fiscal 2002, primarily as a result of increased advertising and additional admissions and marketing support staff necessary to support the 35.2% increase in starts (including a 15.9% increase in same school starts) for the second quarter of fiscal 2002. As a percentage of net revenue, marketing and advertising expense decreased from 21.7% in fiscal 2001 to 20.4% in fiscal 2002.

         Interest Income, Net. Interest income (net of interest expense of $0.1 million) amounted to $0.4 million in the second quarter of fiscal 2002 compared to $0.6 million in second quarter of fiscal 2001. The decrease in interest income in the second quarter of fiscal 2002 was primarily due to a decline in the interest rate earned on investments in cash equivalents and marketable investments.

         Other Income. Other income amounted to $0.6 million for the second quarter of fiscal 2002 resulting from the gain on the sale and relocation of the Company's Aurora, Colorado campus.

         Provision for Income Taxes. The effective tax rate for the second quarter of fiscal 2002 decreased to 40.3% of income before taxes compared to 41.0% of income before taxes in the second quarter of fiscal 2001.

         Net Income. Net income for the second quarter of fiscal 2002 increased 41.8% to $9.3 million, or 11.4% of revenues, compared to $6.6 million, or 10.8% of revenues, for the second quarter of fiscal 2001.

         Earnings per Share. Earning per share for the second quarter of fiscal 2002 increased 40.0% to $0.42 per diluted share compared to $0.30 per diluted share for the second quarter of fiscal 2001. Earnings per share for the second quarter of fiscal 2002 includes $0.02 per share from the non-recurring gain on the sale and relocation of the Company's Aurora, Colorado campus.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31,
2000

         Net Revenues. Net revenues increased $42.7 million, or 37.9%, from $112.6 million in the first six months of fiscal 2001 to $155.3 million in the first six months of fiscal 2002, due primarily to a 22.1% increase in total student population (including a 16.6% increase in same school student population) at December 31, 2001 when compared to December 31, 2000 and a 7.4% increase in average earning rate per student. At December 31, 2001, the total student population was 28,973, compared with 23,737 at December 31, 2000.

         Educational Services. Educational services expense increased $23.8 million, or 40.1%, from $59.4 million in the first six months of fiscal 2001 to $83.2 million in the first six months of fiscal 2002, due primarily to the expenses required to support the 22.1% increase in total student population, wage increases for employees and increases in bad debt expense. Bad debt expense for the first six months of fiscal 2002 amounted to $9.3 million or 5.98% of revenues, compared to 5.69% of revenues for fiscal 2001. As a percentage of net revenue, educational services expense increased from 52.7% in fiscal 2001 to 53.5% in fiscal 2002. For the six months year to date, the Company successfully adopted 23 programs into various schools.

         General and Administrative. General and administrative expense increased $2.9 million, or 28.9%, from $10.1 million in the first six months of fiscal 2001 to $13.0 million in the first six months of fiscal 2002, primarily as a result of (i) additional headquarters staff required to support the 37.9% increase in revenue, (ii) wage increases for employees, and (iii) increased performance bonus accrual. As a percentage of net revenue, general and administrative expense decreased from 8.9% in fiscal 2001 to 8.4% in fiscal 2002.

         Marketing and Advertising. Marketing and advertising expense increased $8.3 million, or 32.5%, from $25.7 million in the first six months of fiscal 2001 to $34.0 million in the first six months of fiscal 2002, primarily as a result of increased advertising and the additional admissions staff required to support the 32.6% increase in starts (including a 13.9% increase in same school starts) in the first six months of fiscal 2002. Also contributing to the increase in marketing and advertising expense was wage increases for employees. As a percentage of net revenue, marketing and advertising expense decreased from 22.8% in fiscal 2001 to 21.9% in fiscal 2002.

         Interest Income, Net. Interest income (net of interest expense of $0.1 million) amounted to $0.8 million for the first six months of fiscal 2002 compared to interest income (net of interest expense of $0.1 million) of $1.2 million in the first six months of fiscal 2002. The decrease in interest income in the first six months of fiscal 2002 was primarily due to a decline in the interest rate earned on investments in cash and marketable investments.

         Other Income. Other income amounted to $0.6 million for the first six months of fiscal 2002 resulting from the gain on the sale and relocation of the Company's Aurora, Colorado campus in the second quarter.

         Provision for Income Taxes. The effective income tax rate for the first six months of fiscal 2002 decreased to 40.4% of income before taxes compared to 41.0% of income before taxes in the first six months of fiscal 2001.

         Net Income. Net income for the first six months of fiscal 2002 increased 43.8% to $15.8 million, or 10.2% of revenues compared to $11.0 million, or 9.8% of revenues, for the first six months of fiscal 2001

         Earning per Share. Earning per share for the first six months of fiscal 2002 increased 39.2% to $0.71 per diluted share compared to $0.51 per diluted share for the first six months of fiscal 2001. Earnings per share for the first six months of fiscal 2002 includes $0.02 per share from the non-recurring gain reported in the second quarter.

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

Liquidity and Capital Resources

         We typically fund our operating activities from cash flow generated from our operations and from the periodic use of our revolving line of credit. In August 2001, we entered into an Amended and Restated Loan Agreement, our "Credit Facility," for $20.0 million with Union Bank of California which expires in September 2003. The Credit Facility includes a non-usage fee of 1/8% per year on the unused portion and borrowings will bear interest at LIBOR plus 150 basis points. At September 2003, any outstanding acquisition advances (subject to a limit of $10.0 million), as defined by the Credit Facility, will be converted into a three year amortizing term loan. The Credit Facility contains certain financial covenants and we were in compliance with these covenants as of December 31, 2001. There were no borrowings outstanding at June 30, 2001 and December 31, 2001.

         Cash provided by operating activities amounted to $25.0 million in the first six months of fiscal 2002 compared to $5.5 million provided by operating activities in the same period of fiscal 2001. The increase in cash provided by operating activities in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 was primarily due to the increase in net income and reductions in average accounts receivable per student.

         Cash used in investing activities amounted to $32.9 million in the first six months of fiscal 2002 compared to cash used in investing activities of $12.2 million in the first six months of fiscal 2001. The increase in cash used in investing activities in fiscal 2002 when compared to fiscal 2001 was primarily due to cash used to acquire six schools for approximately $15.2 million in fiscal 2001 and an increase in marketable investments of approximately $23.0 million in fiscal 2002. Capital expenditures increased to $10.7 million in the first six months of fiscal 2002 compared to $3.4 million in the first six months of fiscal 2001. The increase in capital expenditures was primarily due to the relocation, remodeling and enlargement of existing and new branch campuses and information systems expenditures. We currently believe our cash capital expenditures for fiscal 2002 will be approximately $18.0 million.

         Cash provided by financing activities for the first six months of fiscal 2002 amounted to $2.4 million compared to cash provided by financing activities of $9.1 million for the first six months of fiscal 2001. The decrease in cash provided by financing activities in fiscal 2002 when compared to fiscal 2001, was primarily due to net proceeds of approximately $8.8 million (after deducting fees and expenses of the offering) received from the sale of 400,000 shares of common stock in our secondary stock offering which was successfully completed in October 2000.

         We believe that our cash flow from operations and access to borrowings from our Credit Facility will provide us with adequate resources to fund our operating activities and planned capital expenditures in fiscal 2002.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Our only assets or liabilities which are subject to risks from interest rate changes are (i) the debt in the aggregate amount of $1.8 million,
(ii) student notes receivable in the aggregate amount of $1.8 million, and (iii) marketable investments of $32.7 million, all at December 31, 2001. Our debt, student notes receivable, and the marketable investments are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 15, 2001, the Company held its Annual Meeting of Stockholders in Santa Ana, California. Stockholders approved all of the initiatives put forth by the Company's Board of Directors and elected all nominees for Directors of the Company. The initiatives were (i) to elect two individuals as Class III members of the Company's Board of Directors, (ii) the proposed amendment and restatement of the Company's Certificate of Incorporation, and (iii) a proposal to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for its fiscal year ending June 30, 2002. No other business or actions were proposed at the Annual Meeting of Stockholders. A total of 19,852,716 shares were represented, in person or by proxy, and entitled to vote at the Annual Meeting of Stockholders. Such shares represented 93.42% of the total number of shares entitled to vote at such meeting. The following reflects the tabulation of votes for each initiative placed before the stockholders of the Company:

1) Nominees for a three year term as Class III members of the Company's Board of
Directors:

Nominee                                       No. of Votes
-------                                       ------------
David G. Moore                  For             15,741,309
                                Withheld         4,111,407

Jack D. Massimino               For             19,405,200
                                Withheld           447,516

No other persons were nominated or received votes to be Class III Directors of the Company.

2) To approve the amendment and restatement of the Company's Certificate of
Incorporation:

                                          No. of Votes
                                          ------------
                       For                   17,605,553
                       Against                  830,938
                       Abstain                   19,516
                       Broker Non-votes       1,396,709

3) To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for its fiscal year ending June 30, 2002:

                                          No. of Votes
                                          ------------
                       For                  19,797,926
                       Against                  52,426
                       Abstain                   2,364


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    3.5 Restated Certificate of Incorporation

                    10.62 Form of Employement Agreement by and between the Company and each of David Moore, Paul St. Pierre and Dennis Devereux.

                    10.63 Form of Employment Agreement by and between the Company and each of Dennis Beal, Beth Wilson, Mary Barry, Nolan Miura and Stan Mortensen.

               (b)  Reports on Form 8-K:

                          On November 2, 2001, the Company filed a Report on
                    Form 8-K in which it reported that the United States Department of Education (the "DOE") has officially notified the Company that the DOE has revised the official cohort default rates for the Company's Bryman College, Hayward, California campus, (previously San Jose (South)), together with its additional location of New Orleans, Louisiana, for federal fiscal years 1998 and 1999 to be 16.8% and 19.2%, respectively. The original cohort default rates published by the DOE for this campus, and reported by the Company in its Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2001, were 16.7% and 25.8%, respectively.

                   CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CORINTHIAN COLLEGES, INC.



February 13, 2002                /s/ DAVID G. MOORE
                                 -------------------------
                                 David G. Moore
                                 Chairman of the Board of Directors,
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


February 13, 2002                /s/ DENNIS N. BEAL
                                 ---------------------------
                                 Dennis N. Beal
                                 Executive Vice President and
                                 Chief Financial Officer
                                (Principal Accounting Officer)