Form 10-Q
period 2002-03-31
CORINTHIAN COLLEGES INC
filed 2002-05-15
CIK 1066134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the transition period from__________ to_____________

Commission file number 0-25283

CORINTHIAN COLLEGES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0717312
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

6 Hutton Centre Drive, Suite 400, Santa Ana, California 92707
(Address of principal executive offices)

(714) 427-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒             No  ☐

At April 30, 2002, there were 21,447,730 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2001	March 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,738	$14,228
Restricted cash	10	10
Marketable investments	9,699	57,134
Accounts receivable, net of allowance for doubtful accounts of $7,191 and $6,759
at June 30, 2001 and March 31, 2002, respectively	24,368	22,782
Student notes receivable, net of allowance for doubtful accounts of $106 and $125 at June 30, 2001and March 31, 2002, respectively	577	465
Deferred income taxes	4,089	3,634
Prepaid expenses and other current assets	9,675	10,126

Total current assets	68,156	108,379
PROPERTY AND EQUIPMENT, net	22,921	33,468
OTHER ASSETS:
Intangibles, net of accumulated amortization of $5,819 and $7,169 at June 30, 2001and March 31, 2002, respectively	44,170	42,910
Student notes receivable, net of allowance for doubtful accounts of $319 and $307 at June 30, 2001and March 31, 2002, respectively	1,730	1,082
Deposits and other assets	1,659	1,857

TOTAL ASSETS	$138,636	$187,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,587	$9,536
Accrued compensation and related liabilities	9,254	16,830
Accrued expenses	1,305	1,779
Income tax payable	1,280	3,678
Prepaid tuition	7,962	13,096
Current portion of long-term debt	1,046	150

Total current liabilities	28,434	45,069

LONG-TERM DEBT, net of current portion	2,138	1,536
DEFERRED INCOME	655	185
DEFERRED INCOME TAXES	1,283	2,634
OTHER LONG-TERM LIABILITIES	563	607
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 40,000 shares authorized and 21,223 shares issued and outstanding at June 30, 2001 and 80,000 shares authorized and 21,433 shares issued and outstanding at March 31, 2002 respectively	2	2
Nonvoting Common Stock, 2,500 shares authorized and 0 shares issued and outstanding at June 30, 2001 and 0 shares authorized and 0 shares issued and outstanding at March 31, 2002	—	—
Additional paid-in capital	60,482	65,675
Retained earnings	45,079	71,988

TOTAL STOCKHOLDERS’ EQUITY	105,563	137,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,636	$187,696

The accompanying notes are an integral part of these condensed consolidated statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2002	2001	2002
NET REVENUE	$65,197	$88,334	$177,758	$243,595

OPERATING EXPENSES:
Educational services	34,903	43,942	94,268	127,091
General and administrative	5,257	7,988	15,326	20,968
Marketing and advertising	13,479	18,141	39,139	52,150

Total operating expenses	53,639	70,071	148,733	200,209

INCOME FROM OPERATIONS	11,558	18,263	29,025	43,386
Interest (income), net	(481)	(338)	(1,644)	(1,114)
Other (income)	—	—	—	(612)

INCOME BEFORE PROVISION FOR INCOME TAXES	12,039	18,601	30,669	45,112
Provision for income taxes	4,875	7,496	12,515	18,203

NET INCOME AND COMPREHENSIVE INCOME	$7,164	$11,105	$18,154	$26,909

Net income per common share:
Basic	$0.34	$0.52	$0.86	$1.26

Diluted	$0.33	$0.50	$0.84	$1.21

Weighted average number of common shares outstanding:
Basic	21,182	21,385	20,999	21,298

Diluted	21,964	22,414	21,647	22,206

The accompanying notes are an integral part of these condensed consolidated statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,154	$26,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,398	4,825
Deferred income taxes	(1,434)	1,806
(Gain) Loss on disposal of assets	—	25
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,630)	1,586
Student notes receivable	1,267	760
Prepaid expenses and other assets	(2,456)	(817)
Accounts payable	1,542	1,949
Accrued expenses	2,959	8,050
Income tax payable	847	2,398
Prepaid tuition	827	5,134
Other long term liabilities	474	(647)

Net cash provided by (used in) operating activities	14,948	51,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of schools, net of cash acquired	(17,790)	—
Change in restricted cash	(567)	—
(Purchase) Sale of marketable investments, net	16,264	(47,435)
Capital expenditures	(7,639)	(14,553)
Proceeds from sale of assets	—	805

Net cash provided by (used in) investing activities	(9,732)	(61,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on long-term debt	(228)	(1,498)
Proceeds from secondary stock offering, net	8,821	—
Proceeds from exercise of stock options, including tax benefit	1,531	5,193

Net cash provided by (used in) financing activities	10,124	3,695

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,340	(5,510)
CASH AND CASH EQUIVALENTS, beginning of period	4,886	19,738

CASH AND CASH EQUIVALENTS, end of period	$20,226	$14,228

The accompanying notes are an integral part of these condensed consolidated statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

Note 1—The Company and Basis of Presentation

As of April 30, 2002, Corinthian Colleges, Inc. (the “Company”) operated 60 schools in the for-profit, post-secondary education industry. All of the Company’s schools are accredited and grant either degrees (Associates, Bachelor and Master) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: Allied Health, Business, Technology (including information technology) and Electronics, and Criminal Justice. Additionally, the Company has an accredited degree granting online learning alternative available to students pursuing education exclusively online.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the consolidated financial statements for the year ended June 30, 2001 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position, the results of operations, and cash flows for the three months and nine months ended March 31, 2002. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2001. The results of operations for the three months and nine months ended March 31, 2002 are not necessarily indicative of results that could be expected for the entire fiscal year.

The condensed consolidated financial statements as of March 31, 2002 and for the three months and nine months then ended are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Note 2—Marketable Investments

Marketable investments includes primarily interest bearing available-for-sale securities with a maturity date of less than one year.

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from net income and are reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported as a component of net income. At March 31, 2002, there were no material unrealized gains or losses from available-for-sale securities.

Note 3—Per Share Information

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below indicates the weighted average number of common shares outstanding utilizing the treasury stock method to compute basic and diluted net income per common share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2002	2001	2002
Basic common shares outstanding	21,182	21,385	20,999	21,298
Effects of dilutive securities:
Stock options (treasury stock method)	782	1,029	648	908

Diluted common shares outstanding:	21,964	22,414	21,647	22,206

Note 4—New Accounting Pronouncements

In June 2001, Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for entities with fiscal years beginning on or after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company is required to adopt SFAS 142 on July 1, 2002 and is in the process of gathering information and analyzing the impact the adoption of SFAS No. 142 may have on the results of operations of the Company. The adoption of SFAS No. 142 includes the elimination of goodwill amortization expense and requires a periodic review of the Company’s intangible assets for possible impairment. As of June 30, 2001 and March 31, 2002, goodwill totaled $32.8 million and is amortized over 40 years. Goodwill amortization expense amounted to $636,000 in fiscal 2001 and is expected to be approximately $830,000 in fiscal 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of July 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s consolidated financial position and results of operations.

Note 5—Common Stock

On November 15, 2001, the Company’s stockholders approved an amendment and restatement of the Company’s certificate of incorporation which (i) increased the number of shares of authorized common stock, par value $0.0001 per share, to a total of 80,000,000 shares, (ii) eliminated various provisions relating to the Company’s previously authorized nonvoting common stock, none of which was outstanding at the time of such amendment and restatement, and (iii) eliminate various provisions relating to the previously issued classes and series of preferred stock, none of which were outstanding at the time of such amendment and restatement.

Note 6—Subsequent Event

On April 1, 2002, the Company completed the acquisition of National Schools of Technology, Inc. (“NST”) and its three campuses in southern Florida for approximately $14.3 million in cash. The acquisition was funded

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with cash on hand. NST offers students the opportunity to earn diplomas and Associate of Occupational Science degrees in a variety of allied health programs.

On April 10, 2002, the Company entered into an agreement to acquire all of the outstanding stock of Wyo-Tech Acquisition Corp., the parent company of Wyoming Technical Institute (“WyoTech”), for approximately $85 million in cash. We expect to fund the acquisition equally from cash on hand and from financing commitments. WyoTech operates two campuses in Laramie, Wyoming and Blairsville, Pennsylvania and provides education to students seeking diplomas and degrees in automotive technology, diesel technology, and collision/refinishing technology. The acquisition of WyoTech is currently scheduled to be completed in July 2002, subject to the satisfaction of certain conditions to closing, including but not limited to, the receipt of applicable regulatory approvals and the expiration or termination of the waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act.

On April 25, 2002, the Company announced a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. Stockholders of record at the close of business on May 9, 2002 will receive one additional share for each share of common stock held on that date. Share and per share amounts have not been adjusted to reflect the issuance of dividend shares, which will occur on May 28, 2002, the dividend payable date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company’s tuition pricing, and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risks Related to Our Business” in the Company’s Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussions and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. On an on-going basis, we evaluate our estimates, including those related to bad debt, intangible assets, income taxes, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate, however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts.

•
We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Although we believe our intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to record asset balances.

•
We currently have deferred tax assets which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon achievement of projected future taxable income. We evaluate the realizability of our deferred tax assets annually.

Results of Operations

Comparisons of results of operations between the first nine months of fiscal 2002 and the first nine months of fiscal 2001 may not be meaningful due to the acquisitions of nine campuses and the opening of four branch campuses in fiscal 2001 and the opening of three branch campuses during the first nine months of fiscal 2002. The following table summarizes our operating results as a percentage of net revenue for the period indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2002	2001	2002
Statement of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services	53.5	49.7	53.0	52.2
General and administrative	8.1	9.0	8.7	8.6
Marketing and advertising	20.7	20.6	22.0	21.4

Total operating expenses	82.3	79.3	83.7	82.2
Income from operations	17.7	20.7	16.3	17.8
Interest (income), net	(0.8)	(0.4)	(0.9)	(0.4)
Other (income)	—	—	—	(0.3)

Income before income taxes	18.5	21.1	17.2	18.5
Provision for income taxes	7.5	8.5	7.0	7.5

Net income	11.0%	12.6%	10.2%	11.0%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Revenues.  Net revenues increased $23.1 million, or 35.5%, from $65.2 million in the third quarter of fiscal 2001 to $88.3 million in the third quarter of fiscal 2002, due primarily to a 22.6% increase in total student population (including a 18.5% increase in same school student population) as of March 31, 2002 and a 9.8% increase in the average earning rate per student. At March 31, 2002, the total student population was 31,991, compared with 26,085 at March 31, 2001. The Company recognizes revenues on a pro-rata basis over the length of the program in which the student is enrolled.

Educational Services.  Educational services expense increased $9.0 million, or 25.9%, from $34.9 million in the third quarter of fiscal 2001 to $43.9 million in the third quarter of fiscal 2002, due primarily to the expenses required to support the 22.6% increase in student population, wage increases for employees and increases in bad debt expense. Bad debt expense for the third quarter of fiscal 2002 amounted to $4.8 million or 5.44% of revenues, compared to 5.93% of revenues for the second quarter of fiscal 2002, 6.05% of revenues of the first quarter of fiscal 2002 and 6.25% for the fourth quarter of fiscal 2001. Bad debt expense for the quarter ended March 31, 2001 was $3.4 million, or 5.23% of revenue. During the third quarter, eight programs were adopted at eleven campuses. As a percentage of net revenue, educational services expense decreased from 53.5% in fiscal 2001 to 49.7% in fiscal 2002. The decrease of educational services as a percent of revenue was due primarily to the leverage effect of increased revenues (derived, in part, from an increase in student population) on relatively fixed instructional costs.

General and Administrative.  General and administrative expense increased $2.7 million, or 52.0%, from $5.3 million in the third quarter of fiscal 2001 to $8.0 million in the third quarter of fiscal 2002, primarily as a result of (i) additional headquarters staff required to support the 35.5% increase in revenue and 22.6% increase in student population, (ii) wage increases for employees, and (iii) increased performance bonus accrual. As a percentage of net revenue, general and administrative expense increased from 8.1% in fiscal 2001 to 9.0% in fiscal 2002.

Marketing and Advertising.  Marketing and advertising expense increased $4.7 million, or 34.6%, from $13.4 million in the third quarter of fiscal 2001 to $18.1 million in the third quarter of fiscal 2002, primarily as a result of increased advertising and additional admissions and marketing support staff necessary to support the 26.8% increase in total starts (including an 18.7% increase in same school starts) for the third quarter of fiscal 2002. As a percentage of net revenue, marketing and advertising expense decreased from 20.7% in fiscal 2001 to 20.6% in fiscal 2002.

Interest Income, Net.  Interest income (net of interest expense of $0.1 million) amounted to $0.3 million in the third quarter of fiscal 2002 compared to interest income (net of interest expense of $0.1 million) of $0.5 million in third quarter of fiscal 2001. The decrease in interest income in the third quarter of fiscal 2002 was primarily due to a decline in the interest rate earned on investments in cash equivalents and marketable investments.

Provision for Income Taxes.  The effective tax rate for the third quarter of fiscal 2002 decreased to 40.3% of income before taxes compared to 40.5% of income before taxes in the third quarter of fiscal 2001.

Net Income.  Net income for the third quarter of fiscal 2002 increased 55.0% to $11.1 million, or 12.6% of revenues, compared to $7.2 million, or 11.0% of revenues, for the third quarter of fiscal 2001.

Net Income per Share.  Net income per share for the third quarter of fiscal 2002 increased 51.5% to $0.50 per diluted share compared to $0.33 per diluted share for the third quarter of fiscal 2001.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

Net Revenues.  Net revenues increased $65.8 million, or 37.0%, from $177.8 million in the first nine months of fiscal 2001 to $243.6 million in the first nine months of fiscal 2002, due primarily to a 22.6% increase in total student population (including an 18.5% increase in same school student population) at March 31, 2002 when compared to March 31, 2001 and an 8.3% increase in average earning rate per student. At March 31, 2002, the total student population was 31,991, compared with 26,085 at March 31, 2001. The Company recognizes revenues on a pro-rata basis, over the length of the program in which the student is enrolled.

Educational Services.  Educational services expense increased $32.8 million, or 34.8%, from $94.3 million in the first nine months of fiscal 2001 to $127.1 million in the first nine months of fiscal 2002, due primarily to the expenses required to support the 22.6% increase in total student population, wage increases for employees and increases in bad debt expense. Bad debt expense for the first nine months of fiscal 2002 amounted to $14.1 million or 5.8% of revenues, compared to 5.5% of revenues for the first nine months of fiscal 2001. As a percentage of net revenue, educational services expense decreased from 53.0% in fiscal 2001 to 52.2% in fiscal 2002. For the first nine months of fiscal 2002, the Company successfully adopted 31 programs into various schools.

General and Administrative.  General and administrative expense increased $5.7 million, or 36.8%, from $15.3 million in the first nine months of fiscal 2001 to $21.0 million in the first nine months of fiscal 2002, primarily as a result of (i) additional headquarters staff required to support the 37.0% increase in revenue and a 22.6% increase in student population, (ii) wage increases for employees, and (iii) increased performance bonus accrual. As a percentage of net revenue, general and administrative expense decreased slightly from 8.7% in fiscal 2001 to 8.6% in fiscal 2002.

Marketing and Advertising.  Marketing and advertising expense increased $13.0 million, or 33.2%, from $39.1 million in the first nine months of fiscal 2001 to $52.1 million in the first nine months of fiscal 2002, primarily as a result of increased advertising, which generated a 40% year-to-date increase in leads, and the additional admissions staff required to support the 30.4% increase in total starts (including a 15.7% increase in same school starts) in the first nine months of fiscal 2002. Also contributing to the increase in marketing and advertising expense were wage increases for employees. As a percentage of net revenue, marketing and advertising expense decreased from 22.0% in fiscal 2001 to 21.4% in fiscal 2002.

Interest Income, Net.  Interest income (net of interest expense of $0.2 million) amounted to $1.1 million for the first nine months of fiscal 2002 compared to interest income (net of interest expense of $0.2 million) of $1.6 million in the first nine months of fiscal 2001. The decrease in interest income in the first nine months of fiscal 2002 was primarily due to a decline in the interest rate earned on investments in cash and marketable investments.

Other Income.  Other income amounted to $0.6 million for the first nine months of fiscal 2002 and resulted from a gain on the disposition of real estate in the second quarter of fiscal 2002.

Provision for Income Taxes.  The effective income tax rate for the first nine months of fiscal 2002 decreased to 40.4% of income before taxes compared to 40.8% of income before taxes in the first nine months of fiscal 2001.

Net Income.  Net income for the first nine months of fiscal 2002 increased 48.2% to $26.9 million, or 11.0% of revenues compared to $18.2 million, or 10.2% of revenues, for the first nine months of fiscal 2001.

Net Income per Share.  Net income per share for the first nine months of fiscal 2002 increased 44.0% to $1.21 per diluted share compared to $0.84 per diluted share for the first nine months of fiscal 2001. Earnings per share for the first nine months of fiscal 2002 includes $0.02 per share from the non-recurring gain reported in the second quarter.

Seasonality and Other Factors Affecting Quarterly Results

Our Company’s revenues normally fluctuate as a result of seasonal variations in its business, principally in its total student population. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new branch campus openings, new program introductions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results that could be expected for the full fiscal year or for any future period.

Liquidity and Capital Resources

We typically fund our operating activities from cash flow generated from our operations and from the periodic use of our revolving line of credit. In August 2001, we entered into an Amended and Restated Loan Agreement, our “Credit Facility,” for $20.0 million with Union Bank of California which expires in September 2003. The Credit Facility includes a non-usage fee of 1/8% per year on the unused portion and borrowings bear interest at LIBOR plus 150 basis points. At September 2003, any outstanding acquisition advances (subject to a limit of $10.0 million), as defined by the Credit Facility, will be converted into a three year amortizing term loan. The Credit Facility contains certain financial covenants and we were in compliance with these covenants as of March 31, 2002. There were no borrowings outstanding at either June 30, 2001 or March 31, 2002.

Cash provided by operating activities amounted to $52.0 million in the first nine months of fiscal 2002 compared to $14.9 million provided by operating activities in the same period of fiscal 2001. The increase in cash provided by operating activities in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 was primarily due to the increase in net income and reductions in average accounts receivable per student and corresponding reductions in days sales outstanding.

Cash used in investing activities amounted to $61.2 million in the first nine months of fiscal 2002 compared to cash used in investing activities of $9.7 million in the first nine months of fiscal 2001. The increase in cash used in investing activities in fiscal 2002 when compared to fiscal 2001 was primarily due an increase in investments in marketable investments of $47.4 million in fiscal 2002 compared to a reduction in investments in marketable investments of $16.3 million in fiscal 2001. During fiscal 2001 cash was used to acquire nine schools for approximately $17.8 million. Capital expenditures increased to $14.6 million in the first nine months of fiscal 2002 compared to $7.6 million in the first nine months of fiscal 2001. The increase in capital expenditures was primarily due to the relocation, remodeling and enlargement of existing and new branch campuses and information systems expenditures. We currently expect our cash capital expenditures for fiscal 2002 will be approximately $20.0 million.

Cash provided by financing activities for the first nine months of fiscal 2002 amounted to $3.7 million compared to cash provided by financing activities of $10.1 million for the first nine months of fiscal 2001. The decrease in cash provided by financing activities in fiscal 2002 when compared to fiscal 2001 was primarily due to net proceeds of approximately $8.8 million (after deducting fees and expenses of the offering) from the successful completion in October 2000 of the sale of 400,000 shares of common stock in our secondary stock offering.

We believe that our cash flow from operations and access to borrowings from our Credit Facility will provide us with adequate resources to fund our operating activities and identified capital expenditures.

Subsequent Event

On April 1, 2002, we completed the acquisition of National Schools of Technology, Inc. (“NST”) and its three campuses in southern Florida for approximately $14.3 million in cash. The acquisition was funded with cash on hand. NST offers students the opportunity to earn diplomas and Associate of Occupational Science degrees in a variety of allied health programs. We expect NST to increase revenues in the fourth quarter of fiscal 2002 by approximately $3.0 million to $3.5 million.

On April 10, 2002, we entered into an agreement to acquire all of the outstanding stock of Wyo-Tech Acquisition Corp., the parent company of Wyoming Technical Institute (“WyoTech”), for approximately $85 million in cash. We expect to fund the acquisition equally from cash on hand and from financing commitments. WyoTech operates two campuses in Laramie, Wyoming and Blairsville, Pennsylvania and is one of the nation’s leading educators of students seeking diplomas and degrees in automotive technology, diesel technology, and collision/refinishing technology. The acquisition of WyoTech is currently scheduled to be completed in July 2002, subject to the satisfaction of certain conditions to closing, including but not limited to, the receipt of applicable regulatory approvals and the expiration or termination of the waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Our only assets or liabilities at March 31, 2002 which could be subject to risks from interest rate changes are (i) debt in the aggregate amount of $1.7 million, (ii) student notes receivable in the aggregate amount of $1.5 million, and (iii) marketable investments of $57.1 million. Our debt, student notes receivable, and the marketable investments are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company and its colleges are subject to occasional lawsuits, investigations and claims. Although we cannot predict the ultimate resolution of lawsuits, investigations and claims asserted against the Company, we do not believe that any currently pending legal proceedings to which the Company is a party will have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On April 25, 2002, the Company announced a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. Stockholders of record at the close of business on May 9, 2002 will receive one additional share for each share of common stock held on that date. Share and per share amounts have not been adjusted to reflect the issuance of dividend shares, which will occur on May 28, 2002, the dividend payable date.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

10.64    Stock Purchase Agreement dated as of February 28, 2002, by and among Corinthian Colleges, Inc., Rhodes Colleges, Inc., National School of Technology, Inc., Martin Knobel, Rosa M. Iverson, Dan Frazier and Arthur Ortiz.

(b)    Reports on Form 8-K:

On February 21, 2002, the Company filed a Report on Form 8-K in which it reported that it has retained the firm of Ernst & Young LLP to serve as its independent auditors for the fiscal year ended June 30, 2002, and has dismissed Arthur Andersen LLP as the Company’s independent auditors. Both actions were effective February 18, 2002.

On April 10, 2002, the Company filed a Report on Form 8-K in which it announced that it has signed a Stock Purchase and Sale Agreement, dated as of April 10, 2002, pursuant to which the Company intends to acquire all of the outstanding stock of Wyo-Tech Acquisition Corp. (“Wyo-Tech”).

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

May 14, 2002	/s/ DAVID G. MOORE
David G. Moore Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

May 14, 2002	/s/ DENNIS N. BEAL
Dennis N. Beal Executive Vice President and Chief Financial Officer (Principal Accounting Officer)