Form 10-K
period 2002-06-30
CORINTHIAN COLLEGES INC
filed 2002-09-16
CIK 1066134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

JUNE 30, 2002

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-25283

CORINTHIAN COLLEGES, INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0717312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6 Hutton Centre Drive, Suite 400, Santa Ana, California	92707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (714) 427-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of September 3, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.471 billion. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. As of September 3, 2002, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 43,002,238.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2002

-i-

INDEX TO ANNUAL REPORT ON FORM 10-K
(continued)

-ii-

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

Corinthian Colleges, Inc. (hereinafter the “Company” or “Corinthian”) is a Delaware corporation; its principal executive offices are located at 6 Hutton Centre Drive, Suite 400, Santa Ana California, 92707.

You should keep in mind the following points as you read this Report on Form 10-K:

•	the terms “we”, “us” or the “Company” refer to Corinthian Colleges, Inc. and its subsidiaries;

•	the terms “school”, “college” or “campus” refer to a single location of any school;

•	the term “institution” means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education or the “DOE”; and

•	our fiscal year ends on June 30; references to fiscal 2002, fiscal 2001 and fiscal 2000 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions “Business”, “Governmental Regulations and Financial Aid”, “Risks Related to Our Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like “may”, “will”, “could”, “should”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue”, and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risks Related to Our Business.” These forward looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2002, are incorporated by reference into Part III of this report.

PART I

ITEM 1.    BUSINESS

Overview

Our company is one of the largest for-profit, post-secondary education companies in the United States, with more than 34,200 students enrolled as of June 30, 2002. As of June 30, 2002, we operated 61 colleges in 20 states, including 16 in California and 12 in Florida and serve the large and growing segment of the population seeking to acquire career-oriented education. Our schools generally enjoy long operating histories and strong franchise value in their local markets. After giving effect to the July 1, 2002 acquisition of Wyo-Tech Acquisition Corp. (“Wyo-Tech”), we currently operate 63 schools in 21 states.

We offer a variety of master’s, bachelor’s and associate’s degrees and diploma programs through three operating divisions. The Corinthian Schools division (“CSI”) operates 36 diploma-granting schools with curricula primarily in the healthcare, electronics and information technology fields and seeks to provide its students a solid base of training for a variety of entry-level positions. The Rhodes Colleges division (“RCI”) operates 25 degree-granting colleges and offers curricula principally in the business, healthcare, information technology and criminal justice areas. Our Wyo-Tech subsidiary, which we acquired in July 2002, operates two campuses which offer diploma and degree programs in the automotive repair and diesel technician fields and is the cornerstone of our technical division. Our colleges receive strategic direction and operational support from division and regional management and corporate staff.

Our company is led by David G. Moore, our Chairman of the Board, President, and Chief Executive Officer, and an experienced executive management team. Our team of eight executives, including Mr. Moore, have an average of approximately 14 years experience in various fields of education and an average of approximately 12 years in the for-profit, post-secondary education industry. Our operational structure consists of three divisions, led by division presidents with oversight responsibility of our diploma-granting schools division, our degree-granting schools division, and our technical schools division. Below the division level are eight regions, each lead by a regional vice president of operations and a regional admissions director, which report to their respective division presidents. Our operations structure is supported by our management information system, which links all of our colleges to a centralized administrative database and provides management with real-time access to marketing reports, lead tracking, academic records, grades, transcripts and placement information.

Operating Strategy

We have increased our student enrollment and improved profitability through the successful implementation of our operating strategy. Key elements of our operating strategy include the following components:

Focus on Attractive Markets.    We design our educational programs to benefit from favorable demographic trends. Our diploma-granting colleges provide programs in healthcare and technology related fields, allowing us to capitalize on the growth in job opportunities in these industries. Our degree-granting colleges, with their business focus, and modern facilities and equipment and excellent faculty, seek to provide students with specific knowledge and skills necessary to advance in business and industry. Our geographic strategy is to build a strong competitive position in attractive and growing local markets where we can take advantage of operating efficiencies and benefit from favorable demographic trends. We are well positioned, with 16 schools in California and 12 schools in Florida, to benefit from the population growth in these states.

Centralize Key Functions.    In order to capitalize on the experience of our senior management team and to encourage best practices, we have established a regional management organization consisting of local school administrators and regional vice presidents of operations, which are supported by centralized functions supervised by senior management at our corporate headquarters.

Local school administrators retain control of, and accountability for, the day-to-day academic, operational and financial performance of their individual schools and receive appropriate financial incentives. The corporate management team controls centralized key operational functions such as accounting, MIS, financial aid management, marketing, curriculum development, staff training, human resources and purchasing, which we believe enables us to achieve significant operating efficiencies. For example, our corporate management team controls the advertising function and utilizes our management information system to analyze the effectiveness of our marketing efforts and to make timely and efficient decisions regarding the allocation of marketing resources at individual colleges.

Emphasize Student Outcomes.    We believe that positive student outcomes are a critical component of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability and high graduation and placement rates enhance a school’s reputation and marketability, increase referrals and improve cohort default rates. We have implemented a variety of programs, including tutoring, advising, ride-sharing and referral programs, all of which are designed to improve student retention. We utilize a curriculum development team which is assisted by advisory boards comprised of local business professionals to help insure that our curricula provides our students with the skills required by local employers. We also maintain dedicated, full-time placement personnel at each school that undertake extensive placement efforts, including recruiting prospective employers, helping students prepare resumes, conducting practice interviews, establishing internship programs and tracking students’ placement success on a monthly basis. As a result of our efforts in this area, approximately 83% of our graduates in calendar 2001 who were “available for placement,” as defined by industry and accreditation standards, were placed in a job for which they were trained within six months after graduation.

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

Growth Strategy

We intend to achieve continued growth in revenues and profitability by pursuing our growth strategy:

Enhance Growth at Existing Campuses.

Curriculum Expansion and Development.    We have developed, refined, and acquired curricula based on market research and recommendations from our faculty, employees, industry advisory board members and our curriculum development team. We believe considerable opportunities exist for curriculum expansion and we expect to continue developing new curricula and selectively replicating existing programs into both existing and new locations. In fiscal 2002, we successfully adopted 44 programs into our schools.

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

Facilities Enhancement and Expansion.    In order to expand facility capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities, we have relocated, and we expect to continue to systematically relocate, selected colleges within their respective markets into larger, enhanced facilities upon lease expiration. Since 1998, 22 colleges have been relocated and an additional 23 campuses have been either remodeled or enlarged. As of June 30, 2002, the total square footage of our campuses was approximately 1,433,000 square feet.

Establish Additional Locations.    Since our initial public offering in February 1999, we have opened and successfully integrated 12 branch campuses into our operations. Of the 12 branch campuses, two were opened in each of fiscal 2000 and fiscal 1999, and four were opened in each of fiscal 2001 and fiscal 2002. A key advantage of this strategy is that new campuses branched from existing campuses have immediate access to federally funded student financial aid. We believe that opening new branch campuses will allow us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our extensive investment in curricula.

Acquire Accredited Colleges.    Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 63 campuses that we currently operate, 51 have been acquired and successfully integrated into our operations. During fiscal 2002, we acquired and successfully integrated three campuses. To evaluate acquisition opportunities, we have established several criteria, such as demographics, curricula, geographic proximity to our existing campuses and selected financial measurements.

Expand Distance Learning and Delivery Models.    We continue to expand our distance learning and contract training initiatives.

Distance Learning.    Online education, or education delivered via the internet, has become an increasingly important component of the higher education market. During fiscal 2002, we experienced a significant increase in the number of students taking our online courses through the Internet. Our distance learning provided 15,000 course registrations in fiscal 2002. We currently offer 105 online courses through 22 campuses. All of the courses necessary to complete an Associate’s and a Bachelor’s degrees in business, accounting, and criminal justice are now available online. Additionally, we offer all the courses necessary to complete a Masters of Business Administration degree exclusively online. We believe that online learning will continue to expand. We expect to continue to grow our online education by increasing the number of courses offered, adding to the number of campuses offering online courses and expanding the type of degrees offered online in fiscal 2003. Although the majority of students participating in online learning also attend one of our degree-granting colleges, in fiscal 2002, we began enrolling exclusively online students through our nine Florida Metropolitan University (“FMU”) colleges.

Contract Training.    Although we do not derive a significant portion of our revenues from contract training, we believe that the corporate training arena is an attractive market and that our curricula meet the needs of a variety of employers. We expect to continue to pursue contract training revenues in the future.

Programs of Study

Our diploma programs are intended to provide students with the requisite knowledge and job skills for entry-level positions in their chosen career. Our degree programs are primarily designed for career-oriented adults and to assist them in enhancing their skills. Our curriculum development team has the responsibility of maintaining high quality, market driven curricula. Each college also utilizes advisory boards to help evaluate and improve the curriculum for each program offered. These advisory boards are requested to meet at least twice a year and are comprised of local industry and business professionals. Advisory board members provide valuable input regarding changes in the program and suggest new technologies and other factors that may enhance curriculum.

Among the diploma-granting colleges, the curriculum principally includes medical assisting, dental assisting, medical office management, information technology, business operation, medical administrative assistant, dialysis technician, respiratory therapy technician, and electronics and computer technology. Seven of the National Institute of Technology, or “NIT,” colleges also offer diplomas in electronics technology, network administration and office systems technology. The curriculum at our degree-granting colleges includes accounting, business administration, computer information technology, hospitality management, marketing, criminal justice, medical assisting, paralegal, commercial art, court reporting, film and video and travel and tourism. Most programs lead to an associate’s degree, except at our FMU campuses, where most programs lead to a bachelor’s degree. Master’s degrees are also offered at FMU in business administration and criminal justice.

Diploma programs generally have a duration of 8-19 months, depending on the course of study. Associate’s degree programs have a duration of 18-24 months, bachelor’s degree programs last 36-48 months and master’s degree programs have a duration of 24 months. As of June 30, 2002, we had 13,480 students enrolled in associate’s programs, 2,198 enrolled in bachelor’s programs, 559 enrolled in master’s programs, and 17,984 enrolled in diploma programs.

The following table reflects our schools, their locations and principal curricula as of June 30, 2002. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), and other miscellaneous programs (OTH).

Degree-Granting Colleges (1)	Principal Curricula
Blair College, Colorado Springs, CO	HC, B, IT, CJ, OTH	(2)
Duff’s, Pittsburgh, PA	HC, B, IT, CJ
FMU, Brandon, FL	HC, B, IT, CJ
FMU, Ft. Lauderdale, FL	HC, B, IT, CJ, OTH
FMU, Jacksonville, FL	HC, B, IT, CJ
FMU, Lakeland, FL	HC, B, IT, CJ
FMU, Melbourne, FL	HC, B, IT, CJ, OTH
FMU, Orlando (North), FL	HC, B, IT, CJ, OTH
FMU, Orlando (South), FL	HC, B, IT, CJ
FMU, Pinellas, FL	HC, B, IT, CJ
FMU, Tampa, FL	HC, B, IT, CJ, OTH
Las Vegas College, Las Vegas, NV	HC, B, IT, CJ
Mountain West College, Salt Lake City, UT	HC, B, IT, CJ, OTH
Parks College, Thornton, CO	HC, B, IT, CJ, OTH
Parks College, Aurora, CO	HC, B, IT, CJ, OTH
Parks College, Arlington, VA	B, IT, CJ
RBI, Rochester, NY	B, IT, CJ
Everest College, Phoenix, AZ	B, IT, CJ
Everest College, Rancho Cucamonga, CA	B, IT, CJ
Springfield College, Springfield, MO	HC, B, IT, CJ
Western Business College, Vancouver, WA	HC, B, IT, CJ
Western Business College, Portland, OR	HC, B, IT, CJ, OTH
NST, North Miami Beach, FL	HC
NST, Hialeah, FL	HC
NST, Kendall, FL	HC

Diploma-Granting Colleges (1)	Principal Curricula
Bryman, Brighton, MA	HC
Bryman, El Monte, CA	HC, B
Bryman, Gardena, CA	HC
Bryman, Los Angeles, CA	HC
Bryman, New Orleans, LA	HC
Bryman, Anaheim, CA	HC
Bryman, San Francisco, CA	HC
Bryman, San Jose, CA	HC
Bryman, Hayward, CA	HC, B
Bryman, Reseda, CA	HC
Bryman, Renton, WA	HC
Bryman, Lynwood, WA	HC
Bryman, Ontario, CA	HC, B
Bryman, West Los Angeles, CA	HC, B, OTH
Bryman, Whittier, CA	HC, B
Bryman, Torrance, CA	HC
Computer Training Academy, San Jose, CA	B, IT
GMI, Atlanta, GA	HC
GMI, Jonesboro, GA	HC
GMI, Marietta, GA	HC
GMI, Dekalb, GA	HC, IT
Kee Business College, Newport News, VA	HC, IT
Kee Business College, Chesapeake, VA	HC, IT
NIT, Cross Lanes, WV	HC, IT
NIT, Dearborn, MI	HC, IT
NIT, Greenspoint, TX	HC, B
NIT, Hobby, TX	HC, IT
NIT, Houston, TX	HC, IT
NIT, Long Beach, CA	HC, B, IT, OTH
NIT, San Antonio, TX	HC, B, IT
NIT, Southfield, MI	HC, IT
Olympia Career Training Institute, Grand Rapids, MI	HC, IT
Olympia Career Training Institute, Kalamazoo, MI	HC
Olympia College, Merrillville, MI	HC
Olympia College, Skokie, IL	HC, IT
Skadron College, San Bernardino, CA	HC, B, IT

(1)
Additionally, on July 1, 2002, we acquired all of the outstanding stock of Wyo-Tech Acquisition Corp. Inc., which operates two campuses in Blairsville, Pennsylvania and Laramie, Wyoming and offers diploma and degree programs in automotive repair, diesel technician and collision repair.

(2)	OTH means “Other” and includes programs such as hotel and restaurant management, travel and hospitality, and video/film production as well as other miscellaneous programs.

Marketing and Recruitment

We employ a variety of methods to attract qualified applicants who will benefit from our programs and achieve success in their chosen careers. We believe that one of the principal attractions for prospective students is the excellent reputation which our schools enjoy in their respective communities. Nine of our campuses have been operating for more than 80 years. We believe the franchise value of these schools enhances their marketability within their respective communities. This franchise value, along with the quality of the programs offered, has enabled us to generate significant new student enrollments from referrals. For the year ended June 30, 2002, approximately 30% of our new student enrollments came from referrals.

We also employ a variety of direct response advertising techniques to generate leads of potential applicants for our schools. Our advertising department generated more than 523,000 leads in fiscal 2002 primarily through television, direct mail, newspaper, and yellow pages. The effectiveness of this advertising campaign is dependent on timely and accurate lead tracking. To that end, we operate a call center at our headquarters, staffed by a team of operators who receive incoming calls from interested students attracted to our programs through television and newspaper advertisement. These trained operators enter data on each prospect into our management information system during the call and immediately transmit the information to the appropriate college. The college admissions representative promptly contacts the prospect and begins the admissions process.

Our lead tracking capability allows us to identify leads generated by specific commercials and spot times. Our eight advertising agencies are networked into our management information database and are provided with real time information on the effectiveness of individual commercials as well as the effectiveness of the media “buy”. The agencies consult with our advertising department to adjust schedules for advertisements depending on our needs and the effectiveness of the particular advertisements. Since more than 75% of our advertising budget is spent on television and newspaper advertisements, the availability of timely and accurate lead information is critical to the leads generation process. For the year ended June 30, 2002, approximately 46% of our new student enrollments were generated through television, newspaper and yellow pages advertising, 30% were generated through referrals, 9% were generated through direct mail, 6% were generated from the internet, and 9% were generated through a variety of other methods.

Admissions

As of June 30, 2002, we employed approximately 464 admissions representatives who work directly with prospective students to facilitate the enrollment process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct quarterly student satisfaction surveys in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to training our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs, including a survey of students which we believe helps us ensure compliance with both government regulations and our corporate policies.

One of our objectives in the admissions process is to identify students who have appropriate qualifications to succeed in our schools. Candidates for admission into our degree-granting colleges must have either a high school diploma or a GED and must pass a standardized admissions test. In addition, most of our diploma-granting colleges may accept non-high school graduates who can demonstrate an ability to benefit (“ATB students”), from the program by passing certain tests which are required by the U.S. Department of Education. We believe that ATB students can successfully complete many of our diploma programs and our colleges have demonstrated success in graduating and placing these students over the years. As of June 30, 2002, ATB students accounted for approximately 6.4% of total enrollments in our schools.

Placement

Our placement success is critical to our colleges’ reputations and their ability to continue to successfully recruit new students. We maintain a placement department at each college and, as of June 30, 2002, employed approximately 140 professionals in this capacity. In many cases, our placement staff work with students from the time they begin their courses of study until they are successfully placed in a job for which they are trained. We view our placement departments as essentially in-house employment agencies, assisting students with resumes, conducting practice interview sessions, and recruiting prospective employers for the colleges’ graduates.

The efforts we devote to place our students have achieved excellent results. Based on information received from graduating students and employers for calendar year 2001, approximately 83% of our graduates who were “available for placement” were placed in a job for which they were trained within six months after their graduation date. In accordance with accrediting standards, the term “available for placement” includes all graduates except those who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the United States after graduation.

Tuition

Typical tuition for our diploma programs range from $5,300 to $17,850, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $190 to $263 per undergraduate credit hour, depending upon the program of study and the number of courses taken per quarter. Tuition for graduate programs ranges from $275 to $335 per credit hour. On average, an undergraduate degree candidate can expect tuition of approximately $9,000 per academic year, while a master’s degree candidate can expect tuition of approximately $10,980 per academic year. In addition to tuition, students at our schools must also typically purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges. Our tuition ranges are competitive with similar institutions, but like many proprietary institutions, are somewhat higher than public institutions such as community colleges and state universities.

Under DOE regulations, if a student fails to complete the period of enrollment such as a quarter, trimester, semester, academic year, or program, the institution may be required to refund amounts previously collected on the student’s account back to the original disbursing agency. Refunds are calculated in accordance with the applicable state, federal or institutional refund policy.

Campus Administration

We set policy and monitor the performance of all of the schools and implement these policies through the coordination of an Executive Vice President of Operations, the division presidents and our eight regional vice presidents of operations. The college presidents, in consultation with their respective management teams, have the responsibility for the day-to-day operation of the schools. Each college employs the following management personnel which report to the college president:

•	an academic dean or education director;

•	an admissions director;

•	a placement director, and

•	a finance director.

Corporate personnel at headquarters manage several key functions, including financial aid, MIS, treasury, accounting, marketing and advertising, purchasing, human resources, payroll, curriculum development, leads management, staff training and development, internal audit, and the online university. Among the principal oversight functions performed by corporate personnel, in cooperation with our division, region and college management, is the annual operating budget, strategic planning and forecasting processes. These processes establish goals for each college, assist in implementing strategies and establish performance expectations and corresponding incentives. Our senior management team monitors operating performance and profitability of each college and has daily access to operational data through our sophisticated management information system and conducts weekly conference calls with the college presidents to review results of operations and determine the proper course of action.

Faculty

The faculty members at all of our colleges are expected to be industry professionals and hold appropriate credentials in their respective disciplines. We choose faculty carefully and provide support for these professionals to pursue professional development activities. We believe the skill and dedication of our faculty have the greatest impact on the placement and success of our students following their graduation. As of June 30, 2002, we employed 2,539 faculty, 729 of whom were full-time employees. Faculty represents approximately 53% of all our employees.

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

We compete in most markets with other private, for-profit institutions offering similar programs. We believe that the franchise value of our colleges, the qualifications of our faculty, our facilities, and our emphasis on student services allow us to compete effectively. In addition, over half of our colleges have been operating in their markets for at least 36 years, which has led to a substantial number of graduates who are working in the market and validating the quality of the colleges’ programs. For example, the Bryman Colleges have been well known in the healthcare education field in California for over 36 years. We believe that many physicians and dentists in California view Bryman as their best source of qualified medical and dental assistants.

Facilities

Our corporate office is located in Santa Ana, California, and our 61 campuses are located in 20 states as of June 30, 2002. Each campus provides our students with modern lecture halls, instructional medical labs, libraries, internet access and an administrative staff led by a college president.

We actively monitor our facility capacity and future facility capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling at existing facilities. From the beginning of fiscal 1998 through fiscal 2002, approximately 36% of the campuses have been relocated and an additional 38% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added or closed during each of the last five fiscal years, the number of campuses at the end of each of the last five fiscal years and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years.

	Years Ended June 30,
	1998	1999	2000	2001	2002
Opened
Acquired (1)	0	0	5	9	3
Branched	0	2	2	4	4
Closed	1	0	0	1	1
Combined with another campus	0	0	0	0	1
Total campuses at year end (1)	35	37	44	56	61
Relocated	6	5	2	3	6
Enlarged or remodeled	1	1	2	9	10

(1)	Additionally, on July 1, 2002, after the completion of our June 30 fiscal year, we acquired Wyo-Tech and its two campuses, neither of which are included in the table above.

All but three of our campuses are leased and we lease our headquarters offices. Most of our leases have primary terms between five and ten years with options to extend the lease, at our election.

Management and Employees

Our company is led by David G. Moore, Chairman of the Board, President and Chief Executive Officer. He is assisted by his senior management team of Paul R. St. Pierre, Dennis L. Devereux, Dennis N. Beal, Beth A. Wilson, Mary H. Barry, Nolan A. Miura and Stan A. Mortensen. Beyond the senior management level, our management structure includes presidents of our operating divisions, and eight regional vice presidents of operations and regional admissions directors. As of June 30, 2002, we had approximately 4,774 employees, of whom approximately 2,450 were part-time and approximately 295 were employed at or assigned to our corporate headquarters and regional offices.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, titles and present and past positions of the persons serving as executive officers of the Company as of September 3, 2002:

Name	Age	Position
David G. Moore	64	Chairman of the Board, President, and Chief Executive Officer
Paul R. St. Pierre	57	Executive Vice President, Marketing & Admissions, Director
Dennis L. Devereux	55	Executive Vice President, Administrative Services, Assistant Secretary
Dennis N. Beal	51	Executive Vice President and Chief Financial Officer
Beth A. Wilson	50	Executive Vice President, Operations
Mary H. Barry	53	Senior Vice President, Academic Affairs
Nolan A. Miura	47	Senior Vice President, Strategic Planning and Business Development
Stan A. Mortensen	35	Vice President, General Counsel and Corporate Secretary

David G. Moore is one of the founders of our company and has served as our President and Chief Executive Officer, as well as a member of our board of directors, since our inception in July 1995. He was elected the Chairman of the Board in August of 2001. Immediately prior to forming our company, he was President of National Education Centers, Inc. (“NECI”), a subsidiary of National Education Corporation (“NEC”). From 1992 to 1994, Mr. Moore served as President of DeVry Institute of Technology in Los Angeles, where he developed DeVry’s West Coast growth strategy. From 1980 to 1992, he was employed by Mott Community College in Flint, Michigan, where he was President from 1984 to 1992. From 1960 to 1980, Mr. Moore served a distinguished career in the U.S. Army, retiring at the rank of Colonel. Mr. Moore received a Bachelor of Arts in Political Science from Seattle University and Master of Business Administration from the University of Puget Sound. He has also completed the Management of Higher Education Program at Harvard University, post graduate studies in Higher Education Management at the University of Michigan and graduate study and research in Computer Science at Kansas State University.

Paul R. St. Pierre is one of the founders of our company and served as our Vice President, Marketing & Admissions as well as a member of our board of directors from our inception in July 1995 to April 1998. He was promoted to Executive Vice President, Marketing & Admissions in April 1998. He was employed by NECI from 1991 to 1995. His first assignment at NECI was as School President for its San Bernardino, California campus. Subsequently, he held corporate assignments as Director of Special Projects, Vice President of Operations for the Learning Institutes Group (the largest colleges owned by NEC) and as Vice President, Marketing & Admissions for NEC. From 1986 to 1991, Mr. St. Pierre was employed by Allied Education Corporation, initially as School Director, but the majority of the period as Regional Operations Manager. He was employed as School Director at Watterson College in 1985. From 1982 to 1985, Mr. St. Pierre was Executive Vice President and Partner for University Consulting Associates, principally responsible for the marketing and sales of education services, on a contract basis, to institutions of higher education. He was previously employed, from 1980 to 1982, as Division Manager for the Institute for Professional Development, a division of Apollo Group. Mr. St. Pierre received a Bachelor of Arts in Philosophy from Stonehill College, a Master of Arts in Philosophy from Villanova University and is a Ph.D. candidate in Philosophy at Marquette University.

Dennis L. Devereux is one of the founders of our company and currently serves as Executive Vice President, Administrative Services, a title he has held since August 2001. Previously, he served as

Vice President, Human Resources from the Company’s inception in July 1995 to April 1998, when he was promoted to Executive Vice President. He was employed by NECI as its Vice President, Human Resources from 1988 to 1995. From 1987 to 1988, he was Director, Human Resources for Jacobs Engineering Group, Inc. He was employed by American Diversified Companies, Inc. as its Director, Human Resources from 1985 to 1987. From 1973 to 1984, Mr. Devereux was employed by Bechtel Group, Inc. in a variety of human resources management positions, including Personnel Manager for a subsidiary company and Personnel Supervisor for a major construction site and within a large regional operation. Previously, he was employed in a compensation assignment with Frito-Lay, Inc. and as Personnel Manager with Anaconda Wire & Cable Company from 1969 to 1973. Mr. Devereux received a Bachelor of Science in Business Administration (Industrial Relations) from California State University, Long Beach.

Dennis N. Beal joined us as our Executive Vice President and Chief Financial Officer in May 2000. Prior to joining our company, Mr. Beal was employed by Stater Bros. Holdings Inc. (an operator of 155 supermarkets in California) as its Vice President and Chief Financial Officer from 1992 to 1998 and as its Senior Vice President and Chief Financial Officer from 1998 to May 2000. From 1981 to 1992, Mr. Beal was employed by American Stores Company (an operator of approximately 1,500 supermarkets and drug stores) and served in various financial capacities including Vice President, Controller. From 1974 to 1981, Mr. Beal was employed by the firm of Bushman, Daines, Rasmussan and Wisan CPA’s and was admitted as a Partner in 1980. Mr. Beal, a Certified Public Accountant, graduated with a Bachelor of Science degree in Accounting from the University of Utah and received a Masters of Business Administration degree from Westminster College, Salt Lake City, Utah.

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

Mary H. Barry serves as our Senior Vice President, Academic Affairs as of August 2002, and served as our Vice President of Education from April 1998 through July 2002. She was previously employed by University of Phoenix, Southern California Campus, from 1992 through April 1996, where her assignments included Director of Academic Affairs and Director of Administration. She was the Director of Center for Professional Education, Western Region, from 1996 to 1998. From 1990 to 1991, Ms. Barry was Director of National College. During the period 1980 to 1990, she was employed in the banking industry as Senior Vice President of Marquette Banks, Director for Citibank, and Vice President of First National Bank of Chicago. Ms. Barry served as a Public Affairs Officer in the U.S. Marine Corps from 1971 to 1980, achieving the rank of Major. Ms. Barry earned a Bachelor of Science in Speech/Drama from Bowling Green State University, a Masters of Management from the Kellogg

Graduate School of Management, Northwestern University and a Juris Doctorate from Western State University.

Nolan A. Miura has been our Senior Vice President of Strategic Planning and Business Development since August 2002. Prior to that time he was our Vice President of Strategic Planning and Treasurer from October 1999 to August 2002. Mr. Miura joined the company as Director of Treasury and Business Analysis in November 1997 and was promoted to Treasurer in December 1998. He was employed by Atlantic Richfield Company (“ARCO”) from 1979 to 1997 in various financial and marketing positions including Planning Manager-ARCO Products Company, Marketing Director-ARCO Pipe Line Company, Marketing Analysis Manager-ARCO Products Company and Planning, Evaluation and Business Development Manager-ARCO Marine, Inc. Mr. Miura received an MBA (Corporate Finance) from the University of Southern California and a Bachelor of Science in Business Administration (Finance) from California State University, Long Beach. Mr. Miura is also a Certified Internal Auditor.

Stan A. Mortensen has been Vice President, General Counsel and Corporate Secretary since January 2000. Prior to that time, Mr. Mortensen was an attorney at the law firm of O’Melveny & Myers LLP from March 1997 through December 1999, where his practice focused on corporate finance, mergers and acquisitions, and general corporate matters. From August 1994 through February 1997, Mr. Mortensen was an attorney at the law firm of Robins, Kaplan, Miller & Ciresi, where his practice focused on complex commercial litigation. Mr. Mortensen received a Juris Doctor and a Bachelor of Arts in Political Science from Brigham Young University.

GOVERNMENTAL REGULATIONS AND FINANCIAL AID

Students attending the Company’s schools finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) and government-sponsored financial aid. We estimate that approximately 78.7% of our students, as of June 30, 2002, received some federal Title IV financial aid. For fiscal 2002, approximately 82.1% of our revenues (on a cash basis) were derived from federal Title IV Programs (as defined herein).

In connection with the receipt by its students of government-sponsored financial aid, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “HEA”), and the regulations issued thereunder by the DOE, subject the Company to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal student financial aid programs under Title IV of the HEA (the “Title IV Programs”). Under the HEA, regulatory authority is divided among each of the following three components: (i) the federal government, which acts through the DOE; (ii) the accrediting agencies recognized by the DOE; and (iii) state higher education regulatory bodies. Among other things, the HEA and its regulations require the Company’s institutions to: (i) maintain a rate of default by its students on federally guaranteed or funded student loans that is below a specified rate; (ii) limit the proportion of its revenue derived from the Title IV Programs; (iii) comply with certain financial responsibility and administrative capability standards; (iv) prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or the award of financial aid; and (v) achieve stringent completion and placement outcomes for short-term programs. The regulations, standards and policies of the regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations or standards could have material consequences for the Company’s accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV Programs and/or costs of doing business.

The foregoing standards must be complied with on an institutional basis. For purposes of those standards, the regulations define an institution as a main campus and its additional locations, if any. Under this definition, each of the Company’s campuses is a separate institution with the following exceptions: Bryman College in New Orleans, Louisiana is an additional location of Bryman College in Hayward, California; the Florida Metropolitan University (“FMU”) campuses in Melbourne and Orlando(South), Florida are additional locations of FMU, Orlando (North); FMU in Brandon, Florida is an additional location of FMU in Tampa, Florida; the FMU campuses in Lakeland and Jacksonville, Florida are additional locations of FMU in Pinellas, Florida; Parks College in Thornton, Colorado and Arlington, Virginia are additional locations of Parks College in Aurora, Colorado; three campuses of the National Institute of Technology (“NIT”) in Houston, Texas are additional locations of NIT in San Antonio, Texas; Kee Business College in Chesapeake, Virginia is an additional location of Kee Business College in Newport News, Virginia; Western Business College in Vancouver, Washington is an additional location of Western Business College in Portland, Oregon; Olympia Career Training Institute in Kalamazoo, Michigan and Olympia College in Merrillville, Indiana are additional locations of Olympia Career Training Institute in Grand Rapids, Michigan; Everest College in Rancho Cucamonga, California is an additional location of Springfield College in Springfield, Missouri; the two Bryman College campuses in West Los Angeles and Whittier, California are additional locations of NIT in Long Beach, California; Georgia Medical Institute (GMI) campuses in Jonesboro and Marietta, Georgia are additional locations of GMI in Atlanta, Georgia; the NIT campus in Dearborn, Michigan is an additional location of the NIT campus in Southfield, Michigan; the NST campus in Hialeah, Florida is an additional location of the NST campus in North Miami Beach, Florida; the GMI campus in Dekalb, Georgia is an additional location of NIT in Cross Lanes, West Virginia; and the Bryman College campus in Lynwood, Washington is an additional location of Renton, Washington.

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

Pursuant to provisions of the HEA, the DOE relies on accrediting agencies to determine whether an institution and its educational programs are of sufficient quality to permit it to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions and requires accrediting agencies to submit to a periodic review by the DOE as a condition of their continued recognition. All of our colleges are accredited by an accrediting agency recognized by the DOE. Twenty-four of the Company’s schools are accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”), twenty-five schools are accredited by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”), two schools are accredited by the Accrediting Council for Continuing Education and Training (“ACCET”), nine schools are accredited by the Accrediting Bureau of Health Education Sciences (“ABHES”) and one school is accredited by North Central Association (“NCA”).

The following table specifies the accrediting agency and the expiration of accreditation for each college.

Degree Granting Colleges (3)	Location	Accrediting Agency	Expiration
Blair College	Colorado Springs, CO	ACICS	12/31/06
Duff’s Business Institute	Pittsburgh, PA	ACICS	12/31/04
Florida Metropolitan University	Jacksonville, FL	ACICS	12/31/03
Florida Metropolitan University	Fort Lauderdale, FL	ACICS	12/31/03
Florida Metropolitan University	Orlando (North), FL	ACICS	12/31/07
Florida Metropolitan University	Orlando (South), FL	ACICS	12/31/07
Florida Metropolitan University	Melbourne, FL	ACICS	12/31/07
Florida Metropolitan University	Tampa, FL	ACICS	12/31/06
Florida Metropolitan University	Brandon, FL	ACICS	12/31/06
Florida Metropolitan University	Lakeland, FL	ACICS	12/31/03
Florida Metropolitan University	Clearwater, FL	ACICS	12/31/03
Las Vegas College	Las Vegas, NV	ACICS	12/31/04
Mountain West College	Salt Lake City, UT	ACICS	12/31/04
Parks College	Thornton, CO	ACICS	12/31/04
Parks College	Aurora, CO	ACICS	12/31/04
Parks College	Arlington, VA	ACICS	12/31/03
Everest College	Phoenix, AZ	NCA	2007-2008	(2)
Everest College	Rancho Cucamonga, CA	ACICS	12/31/04
Springfield College	Springfield, MO	ACICS	12/31/04
Rochester Business Institute	Rochester, NY	ACICS	12/31/06
Western Business College	Portland, OR	ACICS	12/31/07
Western Business College	Vancouver, WA	ACICS	12/31/07
National School of Technology	N Miami Beach, FL	ABHES	12/31/07
National School of Technology	Hialeah, FL	ABHES	12/31/07
National School of Technology	Miami, FL	ABHES	12/31/07

Diploma-Granting Colleges (3)	Location	Accrediting Agency	Expiration
Bryman College	Los Angeles, CA	ACCSCT	11/01/05
Bryman College	New Orleans, LA	ACCSCT	12/31/06
Bryman Institute	Brighton, MA	ACCSCT	12/31/07
Bryman College	Anaheim, CA	ACCSCT	04/01/07
Bryman College	El Monte, CA	ACCSCT	08/01/04
Bryman College	San Francisco, CA	ACCSCT	12/31/06
Bryman College	Renton, WA	ACCSCT	10/01/07
Bryman College	Lynnwood, WA	ACCSCT	06/27/04
Bryman College	Gardena, CA	ACCSCT	10/01/07
Bryman College	Reseda, CA	ACCSCT	12/31/06
Bryman College	Ontario, CA	ACCSCT	10/01/03
Bryman College	San Jose, CA	ACCSCT	01/01/03
Bryman College	Hayward, CA	ACCSCT	12/31/06
Bryman College	Whittier, CA	ACCSCT	08/01/05
Bryman College	West Los Angeles, CA	ACCSCT	05/01/04
Bryman College	Torrance, CA	ACCET	12/31/04
Computer Training Academy	San Jose, CA	ACCET	04/15/03
Georgia Medical Institute	Atlanta, GA	ABHES	12/31/04
Georgia Medical Institute	Jonesboro, GA	ABHES	12/31/04
Georgia Medical Institute	Marietta, GA	ABHES	12/31/04
Georgia Medical Institute	Dekalb, GA	ACCSCT	08/01/07
Kee Business College	Newport News, VA	ACICS	12/31/04
Kee Business College	Chesapeake, VA	ACICS	12/31/04
National Institute of Technology	San Antonio, TX	ACCSCT	12/31/06
National Institute of Technology	Dearborn, MI	ACCSCT	03/19/03
National Institute of Technology	Greenspoint, TX	ACCSCT	03/07/07
National Institute of Technology	Houston, TX	ACCSCT	11/01/05
National Institute of Technology	Hobby, TX	ACCSCT	11/27/03
National Institute of Technology	Long Beach, CA	ACCSCT	07/01/03
National Institute of Technology	Southfield, MI	ACCSCT	04/01/03
National Institute of Technology	Cross Lanes, WV	ACCSCT	12/31/06
Olympia Career Training Institute	Grand Rapids, MI	ABHES	12/31/02
Olympia Career Training Institute	Kalamazoo, MI	ABHES	12/31/02
Olympia College	Merrillville, IN	ABHES	12/31/02
Olympia College	Skokie, IL	ACCSCT	01/01/02	(1)
Skadron College	San Bernardino, CA	ACICS	12/31/05

(1)	Pending re-accreditation approval at fall accreditation meetings.

(2)	NCA recommendation of agency staff is pending final approval by its commissioners.

(3)
Additionally, on July 1, 2002, we acquired all of the outstanding stock of Wyo-Tech Acquisition Corp. Inc., which operates two campuses in Blairsville, Pennsylvania and Laramie, Wyoming. Both campuses are accredited by ACCSCT, and currently have provisional certifications due to the change in ownership. Their accreditation expires on October 31, 2003 and November 30, 2004, respectively.

The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution’s operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEA, recognized accrediting agencies must conduct regular inspections and reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing a change of ownership must be reviewed by the appropriate accrediting agency. All of the Company’s colleges have been visited and reviewed by their respective accrediting agencies subsequent to the date of acquisition by the Company. Accrediting agencies also monitor institutions’ compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also place an institution on reporting status in order to monitor one or more specific areas of the institution’s performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution’s performance in specific areas. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. While on probation, show cause or reporting status, an institution may be required to seek permission of its accrediting agency to open and commence instruction at new locations. As of June 30, 2002, eleven of our 61 campuses were on retention reporting with ACICS and one campus was on retention reporting with ACCSCT.

Federal Support for Post-Secondary Education

While many of the states support their public colleges and universities through direct state subsidies, the federal government provides a substantial part of its support for post-secondary education by way of grants and loans to students who can use this money at any institution certified as eligible by the DOE. Since 1972, Congress has expanded the scope of the HEA by, among other things, (i) providing that students at proprietary institutions, such as the Company’s institutions, are eligible for assistance under the Title IV Programs, (ii) establishing a program for loans to parents of eligible students, (iii) opening the Title IV Programs to part-time students, and (iv) increasing maximum loan limits and in some cases eliminating the requirement that students demonstrate financial need to obtain federally guaranteed loans. Most recently, the Federal Direct Lending Program (“FDL”) was enacted, enabling students to obtain loans directly from the federal government rather than from commercial lenders. Congress reauthorizes the student financial assistance programs of the HEA approximately every five years, the last time having done so in 1998.

Students at the Company’s institutions receive grants, loans and work opportunities to fund their education under several of the Title IV Programs, of which the two largest are the Federal Student Loan (“FFEL”) program and the Federal Pell Grant (“Pell”) program. The Company’s institutions also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, and some of them participate in the Perkins program and the Federal Work-Study (“FWS”) program.

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

Pell.    Pell grants are the primary component of the Title IV programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 2001-2002 award year, Pell grants ranged from $400 to $3,300 per year. Amounts received by students enrolled in the Company’s institutions in the 2001-2002 award year under the Pell program equaled approximately 24.8% of the Company’s net revenue (on a cash basis).

FSEOG.    FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% contribution for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2001-2002 award year, the Company’s contribution was met by approximately $973,000 in funds from its institutions and funds from state scholarships and grants and from foundations and other charitable organizations. Gross amounts received by students in the Company’s institutions under the FSEOG programs, including the Company’s contribution, in the 2001-2002 award year equaled approximately 1.2% of the Company’s net revenue (on a cash basis).

FFEL and FDL.    The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the FDL program, students may obtain loans directly from the DOE rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial needs qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in the Company’s institutions under the Stafford program in the 2001-2002 award year equaled approximately 52.3% of the Company’s net revenue (on a cash basis). PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Amounts received by students in the Company’s institutions under the PLUS program in the 2001-2002 award year equaled approximately 3.9% of the Company’s net revenue (on a cash basis).

The Company’s schools and their students use a wide variety of lenders and guaranty agencies and have generally not experienced difficulties in identifying lenders and guaranty agencies willing to make federal student loans. Additionally, the HEA requires the establishment of lenders of last resort in every state to ensure that students at any institution that cannot identify such lenders will have access to the FFEL program loans. None of the Company’s colleges uses a lender of last resort.

Perkins.    Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each award year, with repayment delayed until six months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate a financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2001-2002 award year, the Company collected approximately $1.3 million from its former students in repayment of Perkins loans. In the 2001-2002 award year, the Company had no required matching contribution. The Perkins loans disbursed to students in the Company’s institutions in the 2001-2002 award year equaled approximately 0.2% of the Company’s net revenue (on a cash basis).

FWS.    Under the FWS program, federal funds are made available to pay up to 75% of the cost of compensation for part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. During the 2001-2002 award year, the Company’s institutions and other organizations provided matching contributions totaling approximately $286,000. At least 7% of an institution’s FWS allocation must be used to fund student employment in community service positions. FWS earnings are given directly to the student for their own discretionary use.

Federal Oversight of the Title IV Programs

The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to instances of fraud, waste and abuse. As a result, the United States Congress has required the DOE to increase its level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to the DOE an audit by an independent accounting firm of that institution’s compliance with the Title IV Program requirements, as well as audited financial statements. The DOE also conducts compliance reviews, which include on-site evaluations, of several hundred institutions nationally each year, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the DOE conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions’ compliance with Title IV Program requirements. As a result, each participating institution, including each of the Company’s institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs. In addition, the DOE periodically revises its regulations and changes its interpretation of existing laws and regulations.

Cohort Default Rates.    A significant component of the Congressional initiative aimed at reducing fraud, waste and abuse was the imposition of limitations on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an “excessive” rate (“Cohort Default Rates”). Many institutions, including all of the Company’s institutions, have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner. An institution’s Cohort Default Rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution that participates in both the FFEL and FDL programs receives a single “weighted average” Cohort Default Rate in place of an FFEL or FDL Cohort Default Rate. Any institution whose Cohort Default Rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be found by the DOE to lack administrative capability and, on that basis, placed on provisional certification status for up to three years. Provisional certification status does not limit an institution’s access to Title IV Program funds but does subject that institution to closer review by the DOE and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Any institution whose Cohort Default Rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL or FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose Cohort Default Rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. The 1998 Amendments to the HEA provide that institutions which become ineligible to participate in the Title IV Programs because of Cohort Default Rates in excess of the applicable levels will also become ineligible to participate in the Pell grant program. Since the calculation of Cohort Default Rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or servicers), as well as the DOE, the HEA provides a formal process for the review and appeal of the accuracy of Cohort Default Rates before the DOE takes any action against an institution based on such rates. The 1998 Amendments expand institutions’ ability to appeal loss of eligibility owing to such default rates.

We proactively manage our students’ repayment obligations and have engaged a professional default management firm to assist us in reducing the Cohort Default Rates at our colleges. To date this firm has favorably impacted the Cohort Default Rates at our colleges, lowering some historical default rates at certain colleges by ten percentage points or more. We believe that professional default management services can continue to assist us in reducing the Cohort Default Rates at our colleges.

Due to excessive Cohort Default Rates during 1992 to 1996, six of our schools, NIT in Wyoming, Michigan, Bryman Institute in Brighton, Massachusetts, and the Bryman Colleges in El Monte, California, Los Angeles, California, San Jose (South), California and New Orleans, Louisiana became ineligible to participate in the FFEL programs beginning in May 1997. Additionally, Skadron College in San Bernardino, California, lost its eligibility to participate in the FFEL program in June of 1994. Through the Company’s aggressive default management efforts and as a result of negotiations between the Company and the DOE regarding reinstatement of eligibility for the seven campuses that lost eligibility, the DOE reinstated three of the seven colleges in June 1998 and another in October 1999. The remaining three colleges, Bryman Colleges in San Jose, California and New Orleans, Louisiana and Skadron College in San Bernardino, California were reinstated in October 2000.

The following table sets forth the final Cohort Default Rates for our institutions for federal fiscal years 1998 and 1999, and our institutions’ preliminary Cohort Default Rates for federal fiscal year 2000:

Institution	1998	1999	2000 (1)
Degree-Granting Colleges (4)

Blair College, Colorado Springs, CO	15.2%	16.6%	18.1%
Duff’s Business Institute, Pittsburgh, PA	23.2%	22.5%	19.4%
FMU, Orlando (North), FL (Orlando South, and Melbourne, FL) (2)	15.3%	9.5%	10.7%
FMU, Pinellas, FL (Lakeland and Jacksonville, FL)(2)	18.5%	10.1%	11.3%
FMU, Tampa, FL (Brandon, FL)(2)	15.7%	11.9%	13.9%
FMU, Ft. Lauderdale, FL	12.9%	11.4%	14.5%
Las Vegas College, NV	11.1%	16.5%	13.3%
Mountain West College, Salt Lake City, UT	16.1%	12.9%	9.5%
Parks College, Aurora, CO (Thornton, CO and Arlington, VA)(2)	15.2%	17.7%	17.0%
Rochester Business Institute, Rochester, NY	23.1%	14.2%	17.3%
Everest College, Phoenix, AZ	18.6%	12.9%	10.9%
Springfield College, Springfield, MO and Everest College, Rancho Cucamonga, CA (2)	21.9%	18.2%	18.3%
Western Bus. College, Portland, OR (Vancouver, WA) (2)	13.3%	11.3%	13.4%
National School of Technology, North Miami Beach, FL (Hialeah, FL) (2)	8.3%	6.7%	11.2%
National School of Technology, Kendall, FL	12.9%	7.6%	11.3%

Diploma-Granting Colleges (4)

Bryman Institute, Brighton, MA	17.5%	13.8%	9.9%
Bryman College, El Monte, CA	14.7%	11.2%	14.2%
Bryman College, Gardena, CA	11.4%	17.1%	17.6%
Bryman College, Los Angeles, CA	13.2%	13.3%	16.6%
Bryman College, Anaheim CA	9.4%	12.9%	15.2%
Bryman College, San Francisco, CA	14.1%	12.2%	15.3%
Bryman College, San Jose, CA	10.4%	12.7%	13.9%
Bryman College, Hayward, CA (New Orleans, LA) (2)	16.8%	19.2%	7.1%
Bryman College, Renton, WA (Lynwood, WA) (2)	17.3%	14.7%	12.4%
Bryman College, Reseda, CA	13.7%	10.8%	9.6%
Bryman College, Ontario, CA	9.4%	12.5%	7.5%
Bryman College, Torrance, CA(3)	0%	25.0%	7.5%
Computer Training Academy, San Jose, CA	9.4%	15.6%	13.9%
GMI, Atlanta, GA (Jonesboro and Marietta, GA)(2)	14.9%	2.8%	15.7%
Kee Business College, Newport News, VA (Chesapeake, VA)(2)	17.5%	12.3%	9.5%
NIT, Cross Lanes, WV (Dekalb, GA)(2)	16.9%	11.3%	10.2%
NIT, Long Beach, CA (West Los Angeles and Whittier, CA)(2)	15.0%	15.0%	14.7%
NIT, San Antonio, TX (Houston, Greenspoint, and Hobby, TX)(2)	17.2%	15.8%	12.0%
NIT, Southfield, MI (Dearborn, MI)(2)	16.5%	18.9%	17.0%
Olympia College, Skokie, IL	17.1%	7.2%	18.7%
Olympia Career Training Institute, Grand Rapids, MI, (Kalamazoo, MI, and Merrillville, IN)(2)	9.3%	7.4%	12.1%
Skadron College, San Bernardino, CA	2.4%	0%	0%

(1)	Final 2000 rates are scheduled to be released in September 2002.

(2)	Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.

(3)
The 1999 rate for Bryman College, Torrance, California is an “unofficial rate” because there were less than 30 students in the cohort. Accordingly, the 1999 rate will not count against the college in determining its Title IV eligibility.

(4)
Additionally, on July 1, 2002 we completed the acquisition of Wyo-Tech and its two campuses in Blairsville, Pennsylvania and Laramie, Wyoming. The Blairsville campus is a branch of the main Laramie campus and their combined Cohort Default Rates for 1998, 1999, and 2000 were 7.2%, 5.0%, and 4.9% (preliminary rate), respectively.

In addition, if an institution’s Cohort Default Rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Fourteen of the Company’s institutions have Perkins program Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 2000 federal award year, the most recent year for which such rates have been calculated. During fiscal 2002, Perkins loans amounted to approximately 0.2% of total Company revenues (on a cash basis). The Perkins program Cohort Default Rates for these institutions ranged from 13.3% to 47.1%. Default rates in excess of 15% could result in provisional certification status. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

Beyond the efforts of our outside professional default management firm, each of the Company’s colleges has adopted an internal student loan default management plan. Those plans emphasize the importance of meeting loan repayment requirements and provide for extensive loan counseling, along with methods to increase student persistence and completion rates and graduate employment (placement) rates. Immediately upon a student’s cessation of enrollment, the professional default management firm initiates regular contact with the student, and maintains regular contact throughout the grace period, and continues this activity through the entire cohort period. The colleges continue to work with the default management firm to maintain accurate and up-to-date information on address changes, marital status changes, or changes in circumstance that may allow the student to apply for additional deferments. These activities are all in addition to the loan servicing and collection activities of FFEL lenders and guarantee agencies.

Increased Regulatory Scrutiny.    The HEA provides for a three-part initiative, generally referred to as the Triad, intended to increase regulatory scrutiny of post-secondary education institutions. One part of the Triad expands the role of accrediting agencies in the oversight of institutions participating in the Title IV Programs. Accrediting agencies which review and accredit the Company’s campuses conduct reviews of substantial breadth. Their examinations pertain to such areas as student achievement, curriculum, faculty, facilities, equipment, admissions, financial responsibility and timeliness of student refunds. The Triad provisions also require each accrediting agency recognized by the DOE to undergo comprehensive periodic reviews by the DOE to ascertain whether such accrediting agency is adhering to required standards.

A second part of the Triad involves the standards to be applied by the DOE in evaluating the financial responsibility and administrative capability of institutions participating in the Title IV Programs. In addition, the Triad mandates that the DOE periodically review the eligibility and certification to participate in the Title IV Programs of every such eligible institution. By law, all institutions are required to undergo a recertification review at least every six years, although the DOE may recertify an institution for a shorter time period. Under these standards, each of our institutions is evaluated by the DOE on a routine basis. A denial of recertification would preclude an institution from continuing to participate in the Title IV Programs.

A third part of the Triad involves approvals by state education agencies with jurisdiction over educational institutions. State requirements are important to an institution’s eligibility to participate in the Title IV Programs since an institution must be licensed or otherwise authorized to operate in the state in which it offers education or training services in order to be certified as eligible. The level of regulatory oversight varies substantially from state to state. In some states, the campuses are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the DOE. The Company believes that each of its campuses is in substantial compliance with state authorizing and licensure laws.

Financial Responsibility Standards.    All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the DOE’s recertification process and also annually as each institution submits its audited financial statements to the DOE. As part of the evaluation of an institution’s financial responsibility, the DOE calculates three financial ratios for an institution, an equity ratio, a primary reserve ratio, and a net income ratio, each of which is scored separately and is then combined to determine the institution’s financial responsibility. If an institution’s composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but above a designated threshold level (the “Intermediate Zone,” which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of the DOE. If an institution’s composite score falls below the minimum threshold level of 1.0 or is in the Intermediate Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of the DOE.

For fiscal 2002, our calculations show that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.8 to 3.0. Also, the Company, on a consolidated basis, meets the requirements with the maximum possible composite score of 3.0.

An institution that is determined by the DOE not to meet any one of the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may do so by posting a surety either in an amount equal to 50% (or greater, as the DOE may require) of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as the DOE may require) of such prior year’s funds if the institution also agrees to provisional certification and to transfer to the reimbursement or cash monitoring system of payment for its Title IV Program funds. The DOE has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the DOE.

Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution if it has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, the Company currently has outstanding letters of credit in the aggregate amount of approximately $2.1 million. Although there are no citations for material weaknesses in the Company’s or its colleges’ internal controls, there can be no assurance that, upon review by the DOE, that the Company will not be required to post additional letters of credit in favor of the DOE on behalf of the affected colleges.

Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs.    An institution which undergoes a change of ownership resulting in a change in control, including all the institutions the Company has acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution’s access to Title IV Program funds. All of the Company’s schools have been provisionally certified following their acquisition by the Company. Currently, 18 of our schools, including the recent acquisition of two Wyo-Tech campuses on July 1, 2002 after our fiscal year end, have provisional certification due to the change in ownership. Lynwood, which began operations in June 2002, is currently awaiting approval and is expected to obtain full certification once approval is obtained.

The HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable eligibility requirements. The Company’s expansion plans are based, in part, on its ability to acquire schools that can be recertified and to open additional locations as part of its existing institutions.

Generally, if an institution that is eligible to participate in the Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the DOE to have the additional program designated as eligible. However, an institution is not obligated to obtain DOE approval of an additional program that leads to an associate’s, bachelor’s, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Furthermore, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that approximately 70% of all students who enroll in such programs complete them within a prescribed time and approximately 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of the Company’s colleges offer such short-term programs in compliance with DOE regulations. Students enrolled in such programs represent a small percentage of the total enrollment of the Company’s colleges. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs without the DOE’s express approval, the institution would likely be liable for repayment of the Title IV Program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over the Company’s campuses also have requirements that may, in certain instances, limit the ability of the Company to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

Ability to Benefit Regulations.    Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the “ability to benefit” from the program of study. Thirty of the Company’s colleges admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student’s achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. In addition to the testing requirements, the DOE regulations also prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution. None of the Company’s colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2002, ATB students represented approximately 6.4% of the Company’s total student population.

The “90/10 Rule”.    Under a provision of the HEA commonly referred to as the “90/10 Rule,” a private, for-profit institution, such as each of the Company’s institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue for the prior fiscal year was derived from the Title IV Programs. Any institution that violates the 90/10 Rule immediately becomes ineligible to participate in the Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. The Company has calculated, and the Company’s independent financial aid auditors have certified, that, since this requirement took effect in 1995, as amended in 1998, each of the Company’s institutions has met this requirement in each fiscal year. The Company regularly monitors compliance with this requirement in order to minimize the risk that any of its institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the 90/10 Rule.

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

Return of Title IV Funds.    The 1998 Amendment to the HEA changed substantially the way Title IV funds are handled when a Title IV recipient withdraws from a school. Instead of the previous federal refund policy, institutions must follow requirements which ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. Final regulations implementing the new return of federal student financial aid funds policy were issued in November 1999. The regulations became effective October 7, 2000 and we believe we are in compliance with the regulations governing refund calculations.

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

We derive a majority of our revenues from federal student financial aid programs. To participate in such programs an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the DOE, and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies that, among other things, requires us to:

•	undertake steps to assure that the students at each of our schools do not default on federally guaranteed or funded student loans at a rate of 25% or more for three consecutive years;

•	limit the percentage of revenues derived at each of our institutions from federal student financial aid programs to less than 90%;

•	adhere to financial responsibility and administrative capability standards;

•	prohibit the payment of incentives to personnel engaged in student recruiting, admissions activities or awarding financial aid; and

•	achieve stringent completion and placement outcomes for short-term programs.

These regulations also affect our ability to acquire or open additional schools or change our corporate structure. These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements.

If one or more of our schools were to violate any of these regulatory requirements, we could suffer fines, penalties or other censure, including the loss of our ability to participate in federal student financial aid programs at those schools, any of which could have a materially adverse effect on our business. We cannot predict how all of these requirements will be applied, or whether we will be able to comply with all of the requirements in the future. Some of the most significant regulatory requirements and risks that apply to our schools are described in the following paragraphs.

Congress may change the law or reduce funding for federal student financial aid programs, which could harm our business.

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

The effect of these new federal policies is to generally reduce the amount of federal loans and grant funds available to students who withdraw from school before finishing their programs. Consequently, the amount of money owed directly by the students to the schools could increase and, to the extent the students fail to pay the amounts owed, the Company’s bad debt expense would increase. We have implemented procedures designed to mitigate the adverse impact of these new federal refund policies. The procedures, however, may be insufficient to entirely mitigate any adverse effect on bad debt expense. Any significant increase in bad debt expense could have a material adverse effect on our business.

If we do not meet specific financial responsibility ratios and tests established by the DOE our schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the DOE calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution’s financial responsibility. If an institution’s score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2002, our calculations show that all of our schools exceed this requirement on an individual basis, with composite scores ranging from 1.8 to 3.0. On a consolidated basis, our Company also exceeds this requirement with the maximum possible composite score of 3.0. We cannot assure you that we and our institutions will continue to satisfy the numeric standards in the future.

Our schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

A proprietary institution loses its eligibility to participate in the federal student financial aid programs for a period of one year if it derives more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violates this rule immediately becomes ineligible to participate in federal student financial aid programs and is ineligible to reapply to regain its eligibility until the following fiscal year. Based on our calculations, none of our schools received more than 90% of its revenues, on a cash basis, in fiscal 2002, with our highest institution receiving 87.7% of its revenues, on a cash basis, from federal student financial aid programs. On a consolidated basis, the Company received 82.1% of its revenues, on a cash basis, from federal student financial aid programs in fiscal 2002. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

Our schools may lose eligibility to participate in federal student financial aid programs if their current and former students’ loan default rates are too high.

An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federal student loans equal or exceed 25% per year for three consecutive years. For federal fiscal year 1999, the last year for which final rates have been published, default rates for our institutions range from a low of 0% to a high of 25.0%. Currently, for Cohort year 2000, only preliminary Cohort Default Rates are available. The preliminary default rates for our institutions range from a low of 0% to a high of 19.4%. Final rates for Cohort year 2000 are expected by the end of September 2002. Cohort Default Rates published by the DOE are subject to appeal by the Company. The Company reviews all annually published Cohort Default Rates and appeals the rates it believes are inaccurate. Even though rates are published as final, they are still subject to appeal by the Company and may change based on current and future appeals that may be submitted by the Company. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

If regulators do not approve our acquisitions, the acquired school(s) would not be permitted to participate in federal student financial aid programs.

When we acquire an institution, we must seek approval from the DOE and most applicable state agencies and accrediting agencies, because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the DOE standards can result in the temporary suspension of the institution’s participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document. If we are unable to re-establish the state authorization, accreditation or DOE certification of any institution we have acquired or will acquire, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

Additionally, if regulators do not approve transactions involving a change of control of our Company or any of our schools, we may lose our ability to participate in federal student financial aid programs. If we or any of our institutions experience a change of control under the standards of applicable state agencies or accrediting agencies or the DOE, we or the affected institutions must seek the approval of the relevant agencies. Some of these transactions or events, such as a significant acquisition or disposition of our common stock, may be beyond our control. The adverse regulatory effect of a change of ownership resulting in a change of control could also discourage bids for the Company’s outstanding shares of common stock at a premium and could have an adverse effect on the market price of our common stock.

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

During fiscal year 2003, current accreditation for seven of our schools will expire and these schools will be subject to reaccredidation reviews. If one or more of these schools fails to be reaccredited, our business could be harmed.

If we fail to demonstrate “administrative capability” to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in federal student financial aid programs. These criteria require, among other things, that the institution:

•	comply with all applicable federal student financial aid regulations;

•	have capable and sufficient personnel to administer the federal student financial aid programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	provide financial aid counseling to its students; and

•	submit all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria, the DOE may:

•	require the repayment of federal student financial aid funds;

•	transfer the institution from the “advance” system of payment of federal student financial aid funds to the “reimbursement” system of payment or cash monitoring;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in federal student financial aid programs.

Should one or more of our institutions be limited in their access to, or lose, federal student financial aid funds due to their failure to demonstrate administrative capability, our business could be materially adversely affected.

Regulatory agencies or third parties may commence investigation, bring claims or institute litigation against us.

Because we operate in a highly regulated industry, we may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business. Even if we adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues, which could harm our business.

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

We expect to continue to rely on acquisitions as a key component of our growth strategy. We often engage in evaluations of, and discussions with, possible acquisition candidates. We cannot make assurances that we will be able to identify suitable acquisition candidates or that we will be able to acquire any of the acquisition candidates on favorable terms. Furthermore, we cannot make assurances that any acquired schools can be successfully integrated into our operations or be operated profitably. Acquisitions involve a number of risks that include:

•	diversion of management resources;

•	integration of the acquired schools’ operations;

•	adverse short-term effects on reported operating results; and

•	possible loss of key employees.

Continued growth through acquisition may also subject us to unanticipated business or regulatory uncertainties or liabilities. When we acquire an existing school, we typically allocate a significant portion of the purchase price to fixed assets, curriculum, goodwill and intangibles, such as covenants not-to-compete. For our acquisitions through fiscal 2001, we have amortized goodwill and trade names over a period of 40 years and curricula over three to 15 years. Effective July 1, 2002, the Company adopted SFAS No. 142, Accounting for Business Combinations, Goodwill and Other Intangible Assets, in its entirety. Under SFAS 142, goodwill is no longer amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on a annual basis. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school’s participation in federal student financial aid programs until it obtains the DOE’s approval. If we fail to successfully manage our acquisitions, our business would likely suffer.

Failure to effectively manage opening new schools and adding new services could harm our business.

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

Our certificate of incorporation, our by-laws and Delaware law contain provisions that may delay, defer or inhibit a future acquisition of our Company not approved by our board of directors. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors. Our certificate of incorporation also permits our board of directors to issue shares of preferred stock with voting, conversion and other rights as it determines, without any further vote or action by our stockholders. By using preferred stock, we could:

•	discourage a proxy contest;

•	make the acquisition of a substantial block of our common stock more difficult; or

•	limit the price investors may be willing to pay in the future for shares of our common stock.

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

We believe that funds from operations, cash, investments and borrowings under our $100 million credit agreement will be adequate to fund our current operation plans for the foreseeable future. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. We may also need additional debt or equity financing in the future to carry out our growth strategy. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and the sellers’ willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

ITEM 2.    PROPERTIES

Our corporate office is located in Santa Ana, California and our 61 campuses, as of June 30, 2002, are located in 20 states. Each campus provides our students with lecture halls, instructional medical labs, libraries, Internet access and other facilities.

We actively monitor our facility capacity and future facility capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling at existing facilities. From the end of fiscal 1998 through fiscal 2002, approximately 36% of the campuses have been relocated and an additional 38% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added or closed, the number of campuses and the number of campuses that have been relocated, enlarged or remodeled in each of the last five fiscal years ended:

During Fiscal Years Ended	6/30/98	6/30/99	6/30/00	6/30/01	6/30/02
Opened
Acquired (1)	0	0	5	9	3
Branched	0	2	2	4	4
Closed	1	0	0	1	1
Combined with another campus	0	0	0	0	1
Total campuses at year end (1)	35	37	44	56	61
Relocated	6	5	2	3	6
Enlarged or remodeled	1	1	2	9	10

(1)	Additionally, on July 1, 2002, after the completion of our June 30 fiscal year, we acquired Wyo-Tech and its two campuses, neither of which are included in the table above.

All but three of our campuses are leased and we lease our headquarters offices. Most of our leases have primary terms between five and ten years with options to extend the lease, at our election.

Square footage of the Company’s colleges varies significantly based upon the type of programs offered and the market being served. The following table reflects square footage by location as of June 30, 2002:

Degree-Granting Colleges (2)	Approx. Square Footage
Blair College, Colorado Springs, CO	23,134
Duff’s, Pittsburgh, PA	30,370
FMU, Brandon, FL	35,250
FMU, Ft. Lauderdale, FL	34,500
FMU, Jacksonville, FL	27,775
FMU, Lakeland, FL	30,428
FMU, Melbourne, FL(1)	22,238
FMU, Orlando (North), FL	39,424
FMU, Orlando (South), FL	37,221
FMU, Pinellas, FL	30,734
FMU, Tampa, FL(1)	29,380
Las Vegas College, Las Vegas, NV	17,884
Mountain West College, Salt Lake City, UT	24,200
Parks College, Thornton, CO(1)	28,000
Parks College, Aurora, CO	25,292
Parks College, Arlington, VA	16,619
RBI, Rochester, NY	29,424
Everest College, Phoenix, AZ	14,200
Everest College, Rancho Cucamonga, CA	28,556
Springfield College, Springfield, MO	25,791
Western Business College, Vancouver, WA	16,813
Western Business College, Portland, OR	26,800
NST, North Miami Beach, FL	17,120
NST, Hialeah, FL	22,282
NST, Kendall, FL	33,839
Corporate Offices
Santa Ana, CA	44,345
Gulfport, MS	3,021
Miami, FL	4,410
Diploma-Granting Colleges (2)	Approx. Square Footage
Bryman, Brighton, MA	14,664
Bryman, El Monte, CA	22,497
Bryman, Gardena, CA	21,355
Bryman, Los Angeles, CA	14,588
Bryman, New Orleans, LA	19,939
Bryman, Anaheim, CA	16,906
Bryman, San Francisco, CA	24,945
Bryman, San Jose, CA	17,678
Bryman, Hayward CA	20,000
Bryman, Reseda, CA	19,486
Bryman, Renton, WA	19,548
Bryman, Lynwood, WA	18,000
Bryman, Ontario, CA	12,244
Bryman, West Los Angeles, CA	26,227
Bryman, Whittier, CA	21,030
Bryman College, Torrance, CA	7,399
Computer Training Academy, San Jose, CA	23,789
GMI, Atlanta, GA	18,118
GMI, Jonesboro, GA	20,630
GMI, Marietta, GA	13,396
GMI, Dekalb, GA	18,000
Kee Business College, Newport News, VA	16,215
Kee Business College, Chesapeake, VA	21,299
NIT, Cross Lanes, WV	24,700
NIT, Dearborn, MI	17,546
NIT, Greenspoint, TX	18,525
NIT, Hobby, TX	20,574
NIT, Houston, TX	20,585
NIT, Long Beach, CA	26,715
NIT, San Antonio, TX	35,800
NIT, Southfield, MI	32,473
Olympia Career Training Institute, Grand Rapids, MI	22,255
Olympia Career Training Institute, Kalamazoo, MI	9,676
Olympia College, Merrillville, IN	15,381
Olympia College, Skokie, IL	20,077
Skadron College, San Bernardino, CA	21,600

Grand Total	1,432,910

(1)	Indicates owned properties.

(2)
Additionally, on July 1, 2002 we completed the acquisition of Wyo-Tech and its two campuses in Blairsville, Pennsylvania and Laramie, Wyoming. The Blairsville campus currently consists of approximately 79,900 square feet and the Laramie campus currently consists of approximately 338,085 square feet.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary conduct of our business, we and our colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations or financial condition.

One of the legal actions currently pending against us is Aldape, et al. v. Corinthian Schools, Inc., et al., filed on July 11, 2002, in Los Angeles Superior Court in Los Angeles, California by nine former students of the Company’s Bryman campus in Los Angeles, California (the “Individual Plaintiffs”) and the Trade School Review Association (“TSRA”), a California nonprofit association that claims to be acting as a “private attorney general” under California’s Business and Professions Code. TSRA admits in the complaint that it has suffered no injury and that it seeks no monetary recovery for itself except for fees for its counsel and its costs. The suit alleges, among other things, statutory violations by us of the California Education Code and the California Business and Professions Code and intentional misrepresentation and/or concealment. The claims relate primarily to our marketing and recruitment practices and the quality of our services. The plaintiffs seek refunds and/or compensatory damages, injunctive relief, civil penalties, attorneys’ fees, restitution on behalf of the Individual Plaintiffs and all persons similarly situated, plus costs. The Individual Plaintiffs have also filed complaints with the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) and the California Bureau for Private Postsecondary and Vocational Education (the “BPPVE”). The BPPVE and ACCSCT have both investigated the claims and neither has found any violation of accrediting standards or any violation of California law. Both entities have closed their files without taking any adverse action against the Company.

The written enrollment agreement between us and each of the Individual Plaintiffs (as well as virtually every student enrolled in our campuses from May 1999 to the present) provides that all disputes between the parties will be resolved through binding arbitration instead of litigation. On August 19, 2002, we filed a motion in the Los Angeles Superior Court seeking to compel the plaintiffs to submit their claims to binding arbitration and to stay the Superior Court litigation. We believe the plaintiffs’ claims are entirely without merit and we intend to vigorously defend ourselves against them.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market System under the symbol “COCO.” The approximate number of holders of record of our common stock as of September 3, 2002 was 42 and the number of beneficial owners is believed to be in excess of 12,500. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

On September 3, 2002, the closing price per share of common stock was $36.32, and the range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2001, 2002 and 2003 is as follows (after giving effect to the Company’s two-for-one stock splits effected in the form of stock dividends in December 2000 and May 2002):

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:
2001:
First Quarter	$15.32	$5.75
Second Quarter	21.50	12.32
Third Quarter	24.18	15.57
Fourth Quarter	26.00	17.00
2002:
First Quarter	$27.74	$12.00
Second Quarter	21.19	15.00
Third Quarter	25.60	18.89
Fourth Quarter	34.88	24.38
2003:
First Quarter (through September 3, 2002)	$38.00	$23.83

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data and the balance sheet data set forth below as of and for each of the five years ended June 30, 1998, 1999, 2000, 2001 and 2002 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended June 30,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues (1)	$106,486	$132,972	$170,734	$244,163	$338,146

Operating expenses:
Educational services	65,927	76,425	92,757	131,501	175,088
General and administrative	10,777	13,961	16,346	19,562	29,614
Marketing and advertising	24,268	29,702	37,225	52,349	70,741

Total operating expenses	100,972	120,088	146,328	203,412	275,443

Income from operations	5,514	12,884	24,406	40,751	62,703
Interest expense (income), net	3,305	1,678	(1,681)	(2,078)	(1,538)
Other income	—	—	(175)	—	(662)

Income before income taxes and extraordinary (loss)	2,209	11,206	26,262	42,829	64,903
Provision for income taxes	988	4,703	10,840	17,098	25,955

Net income before extraordinary (loss)	1,221	6,503	15,422	25,731	38,948
Extraordinary (loss), net of tax benefit	—	(2,011)	—	—	—

Net income	$1,221	$4,492	$15,422	$25,731	$38,948

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income before extraordinary (loss)	$1,221	$6,503	$15,422	$25,731	$38,948
Less preferred stock dividends	(365)	(355)	—	—	—

Income before extraordinary (loss) attributable to Common stockholders	856	6,148	15,422	25,731	38,948
Extraordinary (loss)	—	(2,011)	—	—	—

Net income attributable to common Stockholders	$856	$4,137	$15,422	$25,731	$38,948

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (5) :
Basic —
Income before extraordinary (loss)	$0.04	$0.21	$0.37	$0.61	$0.91
Extraordinary (loss)	—	(0.07)	—	—	—

Net income	$0.04	$0.14	$0.37	$0.61	$0.91

Diluted —
Income before extraordinary (loss)	$0.03	$0.18	$0.37	$0.59	$0.87
Extraordinary (loss)	—	(0.06)	—	—	—

Net income	$0.03	$0.12	$0.37	$0.59	$0.87

Weighted average number of common shares outstanding:
Basic	20,944	29,064	41,386	42,064	42,692

Diluted	28,500	34,196	41,698	43,462	44,694

	Years Ended June 30,
	1998	1999	2000	2001	2002
	(Dollars In thousands)
Other Data:
EBITDA (2)	$8,573	$16,329	$28,204	$45,611	$69,356
Cash flow provided by (used in):
Operating activities	(3,373)	5,794	23,582	21,532	60,633
Investing activities	(1,676)	(16,140)	(19,362)	(17,395)	(44,288)
Financing activities	4,630	9,731	(1,121)	10,715	4,678
Capital expenditures	$1,926	$2,790	$4,182	$12,545	$19,003
Number of colleges at end of period	35	37	44	56	61
Student population at end of period	13,992	16,012	19,464	25,626	34,221
Starts during the period (3)	18,261	21,008	24,660	33,252	43,427
Balance Sheet Data:
Cash, cash equivalents and restricted cash (4)	$3,162	$1,797	$4,896	$19,748	$41,028
Marketable investments	—	14,501	24,107	9,699	25,706
Working capital	606	19,108	29,069	39,722	60,064
Total assets	59,905	73,857	95,233	138,636	207,806
Long-term debt, net of current maturities	31,535	3,396	2,230	2,138	1,515
Redeemable preferred stock	2,167	—	—	—	—
Convertible preferred stock	5,174	—	—	—	—
Total stockholders’ equity	$977	$53,536	$69,003	$105,563	$151,054

(1)	Represents student tuition and fees and bookstore sales, net of refunds.

(2)
EBITDA equals earnings before interest, taxes, depreciation and amortization, including amortization of deferred financing costs and other income. For the year ended June 30, 1999, EBITDA excludes the extraordinary loss from early extinguishment of debt which amounted to $2.0 million (net of $1.5 million tax benefit). EBITDA is presented because we believe it allows for a more complete analysis of our results of operations. EBITDA should not be considered as an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity as promulgated under GAAP.

(3)	Represents the new students starting school during the periods presented.

(4)	Includes approximately $760,000, $10,000, $10,000, $10,000 and $267,000 of restricted cash at June 30, 1998, 1999, 2000, 2001 and 2002, respectively.

(5)	All share and per share amounts have been restated to reflect two-for-one stock splits effected in the form of stock dividends in December 2000 and May 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

Background and Overview

As of June 30, 2002, we operated 61 colleges, with more than 34,200 students, in 20 states. During the fiscal year ended June 30, 2002, our Company had net revenues of $338.1 million. Our revenues consist principally of student tuition, enrollment fees and bookstore sales, and are presented as net revenues after adjustments related to students who do not complete their courses. We recognize revenue on a pro-rata basis over the expected duration of the students enrollment for diploma programs and over the quarter for students enrolled in degree programs.

Net revenues increased 38.5% to $338.1 million in 2002 from $244.2 million in 2001. The increase is largely the result of a 33.5% increase in the student population and a 7.9% increase in the average tuition rate per student during the period. Tuition revenues, which represented 94.0% of fiscal 2002 total net revenues, fluctuate with the aggregate enrolled student population and the average program or credit hour charge. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts occur on a monthly basis in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional “mini-start” in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level, such as diploma, or associate’s, bachelor’s or master’s degree, and the specific curriculum.

The majority of students at our colleges rely on funds received under various government sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. In fiscal 2002, approximately 82.1% of our net revenues, on a cash basis, were derived from federal student financial aid programs.

We categorize our expenses as educational services, general and administrative, and marketing and advertising. Educational services expense is primarily comprised of those costs incurred to deliver and administer the education programs at the colleges, including faculty and college administration compensation; education materials and supplies; college facility rent and other occupancy costs; bad debt expense; depreciation and amortization of college property and equipment; and default management expenses and financial aid processing costs.

General and administrative expense consist principally of those costs incurred at the corporate and regional level in support of college operations, except for marketing and advertising related costs. Included in general and administrative costs are expenses relating to executive management, corporate staff and regional operations management compensation; rent and other occupancy costs for corporate headquarters; depreciation and amortization of corporate property and equipment and certain intangibles; bonus expenses; and other expenses incurred at corporate headquarters.

Marketing and advertising expense includes compensation for college admissions staff, regional admissions directors, compensation paid at corporate for marketing and advertising management, and all direct advertising and production costs. We expense advertising costs as incurred.

Critical Accounting Policies and Estimates

Our discussions and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. On an on-going basis, we evaluate our estimates including those related to allowance for doubtful accounts, intangible assets, income taxes, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.    We maintain a revenue recognition policy. Revenues consist primarily of tuition and fees derived from courses taught in our colleges. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the term of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

Marketing and Advertising Expense.    We maintain an advertising expense recognition policy. Marketing and advertising costs are expensed as incurred. We have significant marketing and advertising expenses consisting primarily of payroll and payroll related expenses, direct-response and other advertising, promotional materials and other related marketing costs.

Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate, however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts.

Intangible Assets.    We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Although we believe our intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to record asset balances.

Deferred Taxes.    We currently have deferred tax assets which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon achievement of projected future taxable income. We evaluate the realizability of our deferred tax assets at least annually.

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

On October 23, 2000, we acquired substantially all of the assets of Educorp, Inc. which operated four colleges in California, for approximately $12.6 million in cash.

On November 1, 2000, we acquired substantially all of the assets of Computer Training Academy, Inc. which operated two colleges in northern California, for approximately $6.1 million in cash.

On February 1, 2001, we acquired all of the outstanding stock of Grand Rapids Educational Center, Inc., which operated three campuses in Michigan and Illinois, for approximately $2.8 million in cash.

On April 1, 2002, we acquired all of the outstanding stock of National School of Technology, Inc., which operated three campuses in the greater Miami, Florida area, for approximately $14.4 million in cash.

Subsequent to fiscal 2002 year end, on July 1, 2002 we acquired all of the outstanding stock of Wyo-Tech Acquisition Corp., which operates two campuses in Laramie, Wyoming and Blairsville, Pennsylvania, for approximately $84.4 million in cash, funded from available cash and $43 million of debt. The results of Wyo-Tech are not included in the consolidated financial statements for the fiscal year ended June 30, 2002.

Results of Operations

Comparisons of results of operations between fiscal year ended June 30, 2002, and fiscal years ended June 30, 2001 and 2000, are difficult due to the opening of four branch campuses and the acquisition of three campuses in fiscal 2002, the opening of four branch campuses and the acquisition of nine campuses in fiscal 2001, and the opening of two branch campuses and the acquisition of five campuses in fiscal 2000.

The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,
	2000	2001	2002
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	54.3	53.9	51.8
General and administrative	9.6	8.0	8.8
Marketing and advertising	21.8	21.4	20.9

Total operating expenses	85.7	83.3	81.5

Income from operations	14.3	16.7	18.5
Interest expense (income), net	(1.0)	(0.8)	(0.5)
Other (income)	(0.1)	—	(0.2)

Income before income taxes	15.4	17.5	19.2
Provision for income taxes	6.4	7.0	7.7

Net income	9.0%	10.5%	11.5%

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Net Revenues.    Net revenues increased $93.9 million, or 38.5%, from $244.2 million in fiscal 2001 to $338.1 million in fiscal 2002 due primarily to a 33.5% increase in the student population during the year and a 7.9% increase in the average tuition rate per student during the period. At June 30, 2002, the total student population was 34,221, compared with 25,626 at June 30, 2001. Same school student population increased 22.7% as of June 30, 2002 when compared to the prior year. Net revenues also increased as a result of opening four branch campuses and acquiring three additional campuses during fiscal 2002.

Educational Services.    As a percentage of net revenues, educational services expense decreased from 53.9% in fiscal 2001 to 51.8% in fiscal 2002. Educational services expense increased $43.6 million, or 33.1%, from $131.5 million in fiscal 2001 to $175.1 million in fiscal 2002. The increase was due primarily to the 33.5% increase in the student population, wage increases for employees, increase in bad debt expense, and increase in bookstore cost of sales and course materials. Due to initiatives begun in fiscal 2002 to reduce bad debt expense, bad debt expense decreased to 5.5% of revenue or $18.5 million in fiscal 2002 as compared to $14.0 million, or 5.7% of revenue in fiscal 2001. Bad debt expense, as a percentage of revenue improved to 4.7% for the fourth quarter of fiscal 2002 compared to 6.3% in the fourth quarter of fiscal 2001. Additionally, 44 programs were adopted by our schools during fiscal 2002, compared to 75 program adoptions in fiscal 2001 and 36 programs were adopted in fiscal 2000. We expect to complete between 40-50 program adoptions during fiscal 2003. During fiscal 2002, seventeen of our colleges were relocated, enlarged, or remodeled, four new branch campuses were opened, and three campuses were acquired.

General and Administrative.    As a percentage of net revenues, general and administrative expense increased from 8.0% in fiscal 2001 to 8.8% in fiscal 2002. General and administrative expense increased $10.0 million, or 51.4%, from $19.6 million in fiscal 2001 to $29.6 million in fiscal 2002. The increase was primarily a result of higher incentive compensation, an increase in the number of employees required to support the increased revenues, student population and the number of campuses and wage increases for employees, increased professional fees, and increased campus relocation expenses.

Marketing and Advertising.    As a percentage of net revenues, marketing and advertising expense decreased from 21.4% in fiscal 2001 to 20.9% in fiscal 2002. Marketing and advertising expense increased $18.4 million, or 35.1%, from $52.3 million in fiscal 2001 to $70.7 million in fiscal 2002, primarily due to the increased volume of advertising required to support the acquired campuses and new branch campus openings and additional admissions staff necessary to support the 30.6% increase in new student enrollments. Also contributing to the increase was advertising cost inflation, wage increases for employees, and increased travel expense.

Income From Operations.    Income from operations in fiscal 2002 increased 53.9% to $62.7 million, or 18.5% of revenues, compared to $40.8 million, or 16.7% of revenues in fiscal 2001.

Interest Income, net.    Interest income (net of interest expense of $0.2 million) amounted to $1.5 million in fiscal 2002 compared to interest income (net of interest expense of $0.3 million) of $2.1 million in fiscal 2001.

Provision for Income Taxes.    The effective income tax rate was 40.0% of income before taxes in fiscal 2002 and 39.9% of income before taxes in fiscal 2001.

Net Income.    Net income for fiscal 2002 increased 51.4% to $38.9 million, or 11.5% of revenues, compared to net income of $25.7 million, or 10.5% of revenues, for fiscal 2001.

Income per Share.    Diluted earnings per share for fiscal 2002 amounted to $0.87 compared to $0.59 for fiscal 2001. The weighted average number of diluted shares outstanding was 44.7 million in fiscal 2002 and 43.5 million in fiscal 2001.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

Net Revenues.    Net revenues increased $73.5 million, or 43.0%, from $170.7 million in fiscal 2000 to $244.2 million in fiscal 2001 due primarily to a 31.7% increase in the student population during the year and a 9.1% increase in the average tuition rate per student. At June 30, 2001, the total student population was 25,626, compared with 19,464 at June 30, 2000. Same school student population increased 14.0% as of June 30, 2001 when compared to prior year.

Educational Services.    Educational services expense increased $38.7 million, or 41.8%, from $92.8 million in fiscal 2000 to $131.5 million in fiscal 2001. The increase was due primarily to the 31.7% increase in student population, wage increases for employees, bad debt expense, and expenses incurred to adopt curricula at the schools. During fiscal 2001, we adopted 75 programs, during fiscal 2000 we adopted 36 programs and in fiscal 1999 we adopted 24 programs. Bad debt expense was negatively impacted from the October 2000 required adoption of the Department of Education’s new methodology for calculating refunds of federal student financial aid previously disbursed to students who have since withdrawn from an institution. This new regulation results in an increase in the student’s obligation to the institution from which they have withdrawn and a decrease in the amount of student federal financial aid received by the institution on behalf of the students who withdraw. Bad debt expense amounted to $14.0 million, or 5.7% of revenue in fiscal 2001, compared to $8.8 million, or 5.1% of revenue in fiscal 2000. Additionally, 13 of our colleges were relocated, enlarged, or remodeled, four new branch campuses were opened, and nine campuses were acquired. As a percentage of net revenues, educational services expense decreased from 54.3% to 53.9%.

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

Income per Share.    Diluted earnings per share for fiscal 2001 amounted to $0.59 compared to $0.37 for fiscal 2000. The weighted average number of diluted shares outstanding was 43.5 million in fiscal 2001 and 41.7 million in fiscal 2000.

Seasonality

Our revenues normally fluctuate as a result of seasonal variations in our business, principally in total student population. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period. See the footnote entitled Quarterly Financial Summary (unaudited) of the Consolidated Financial Statements included elsewhere herein.

Liquidity and Capital Resources

In June 2002, the Company entered into a Credit Agreement for $100.0 million with a syndication of seven financial institutions administered by Bank of America, N.A which expires in July 2005. This Credit Agreement replaced the Company’s $20.0 million credit facility with Union Bank of California. The Credit Agreement has been established to provide available funds for business acquisitions, to fund general corporate purposes, and to provide for letter of credit issuances of up to $5.0 million. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including LIBOR and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate, plus a margin of 0.25% to 0.75% depending on the Company’s consolidated leverage ratio as defined in the agreement. Fees associated with outstanding letters of credit issued under the terms of the agreement range from 1.5% to 2.0% and are also dependent on the Company’s consolidated leverage ratio. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, pro forma adjusted EBITDA, DOE financial responsibility composite score ratio, and limitations on long term student notes receivables. As of June 30, 2002, the Company was in compliance with all of these covenants. As of June 30, 2002, there were no borrowings outstanding under the terms of this agreement. The Credit Agreement is secured by substantially all of the Company’s real and personal property including the stock of its subsidiaries and guaranteed by the Company’s present and future significant operating subsidiaries.

Average daily borrowings outstanding amounted to $0 in fiscal 2002, compared to $35,000 in fiscal 2001. As of June 30, 2002 we had $2.1 million of letters of credit issued and outstanding.

On July 1, 2002, the Company borrowed $43.0 million under the terms of the Credit Agreement to acquire all of the outstanding stock of Wyo-Tech Acquisition Corp. The aggregate purchase price was approximately $84.4 million (subject to certain working capital adjustments), of which approximately $41.4 million was paid in cash by the Company.

Working capital amounted to $60.1 million as of June 30, 2002, and $39.7 million as of June 30, 2001 and the current ratio was 2.2:1 and 2.4:1 for fiscal 2002 and 2001, respectively.

Cash flows provided by operating activities amounted to $60.6 million in fiscal 2002 compared to $21.5 million in fiscal 2001 and $23.6 million in 2000. The increase in cash provided by operating activities in fiscal 2002, when compared to fiscal 2001, was due to increased earnings, a decrease in student receivables and an increase in accounts payable, accrued expenses and prepaid tuition, partially offset by increased prepaid expenses and other assets and other long term liabilities. The decrease in cash provided by operating activities in fiscal 2001, when compared to fiscal 2000, was due to increases in student receivables and prepaid expenses and other assets, partially offset by increased earnings, accounts payable, accrued expenses and prepaid tuition.

Cash flows used in investing activities amounted to $44.3 million in fiscal 2002, $17.4 million in fiscal 2001 and $19.4 million in fiscal 2000. The change in cash flows used in investing activities is due primarily to the acquisition of colleges, increased capital expenditures, net of proceeds from asset dispositions, and from increases in restricted cash and in marketable investments. During fiscal 2002, we completed the acquisition of NST and its three colleges in the greater Miami area for a purchase price of $14.4 million and assumed net liabilities of $0.6 million. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $15.0 million and was allocated to goodwill. During fiscal 2001, we completed the acquisition of nine colleges in three separate transactions for a combined purchase price of $22.1 million, including $2.8 million of liabilities assumed or paid. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $18.4 million, of which $17.0 million was allocated to goodwill and was being amortized over 40 years. The remaining $1.4 was allocated to curriculum and non-compete agreements with the former owners. During fiscal 2000, we completed the acquisition of substantially all of the assets of five colleges in three separate transactions for a combined purchase price of $8.3 million in cash, including $0.7 million of liabilities assumed or paid. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $7.9 million and was allocated to goodwill and was being amortized over 40 years. These acquisitions were accounted for using the purchase method of accounting and their respective results of operations are included in our consolidated results of operations since their respective acquisition dates.

Capital expenditures amounted to $19.0 million in fiscal 2002, $12.5 million in fiscal 2001 and $4.2 million in fiscal 2000. Capital expenditures were incurred to open four new branch campuses in fiscal 2002, four new branch campuses in fiscal 2001, and two new branch campuses in fiscal 2000, and for the purchases of classroom equipment to accommodate the increased student population and to continue to upgrade existing schools and classroom equipment. Capital expenditures were also incurred to relocate, remodel and enlarge campuses. During fiscal 2002, we incurred capital expenditures of approximately $10.0 million to open four new branch campuses, to relocate six campuses and to enlarge or remodel ten campuses. During fiscal 2001, three campuses were relocated and nine campuses and our corporate headquarters were enlarged or remodeled. During fiscal 2000, two campuses were relocated and two campuses were remodeled. Capital expenditures of approximately $5.7 million and $2.4 million were incurred to purchase information technology equipment and to integrate software in fiscal 2002 and fiscal 2001, respectively. In fiscal 2002, the Company sold its Colorado Springs facility and subsequently leased the facility back at rents which we believe approximate fair market rents. The gain on sale of the facility was approximately $0.2 million and will be amortized into income over the term of the lease. In fiscal 2000, the Company sold its Aurora, Colorado facility and subsequently leased the facility back at rents which we believe approximate fair market rents. The gain on the sale of the facility was approximately $1.0 million and was amortized into income over the term of the lease. During fiscal 2002, the Company relocated its Colorado facility and recognized the unamortized portion of the deferred gain of approximately $0.6 million. We believe that our capital expenditures for fiscal 2003 will approximate $24.0 million.

During fiscal 2002, marketable investments increased by $16.0 million, while in fiscal 2001 marketable investments decreased by $14.4 million. Marketable investments increased by $9.6 million in fiscal 2000.

Net cash provided by financing activities amounted to $4.7 million in fiscal 2002. Net cash provided by financing activities amounted to $10.7 million in fiscal 2001 and net cash used in financing activities amounted to $1.1 million in fiscal 2000. During fiscal 2002, net cash provided by financing activities consisted of proceeds from the exercise of stock options of $6.5 million, partially offset by the payments on long-term debt of $1.9 million. During fiscal 2001, net cash provided by financing activities consisted primarily of net proceeds of $8.8 million from the secondary public stock offering of approximately 800,000 shares of common stock and proceeds from the exercises of stock options, including tax benefits, of $2.0 million. During fiscal 2000, net cash used in financing activities consisted primarily of payments on long-term debt.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings from our Credit Agreement will provide us with adequate resources for ongoing operations through fiscal 2003 and our currently identified facility relocations, remodels and expansions and other planned capital expenditures.

New Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation” – an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the Company’s financial position or results of operations.

For fiscal 2001, we were required to adopt Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 did not have a material effect on our financial position or results of operations.

For fiscal 2001, we adopted Staff Accounting Bulletin (“SAB”) 101. SAB 101 required the Company to change the accounting method of revenue recognition of certain one-time non-refundable fees from immediate recognition, to amortizing the fees into revenues over the period of active enrollment of the student. The adoption of SAB 101 did not have a material impact on the Company’s financial position or results of operations.

In June 2001, FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142, Accounting for Business Combinations, Goodwill and Other Intangible Assets, in its entirety effective July 1, 2002. Under SFAS 142, goodwill is no longer amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on a annual basis. If the test indicates that goodwill is impaired, the goodwill will be written down to its fair value and a corresponding change to earnings will be recorded. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Goodwill amortization expense for fiscal 2002 was $824,000 compared to $636,000 for fiscal 2001, and $252,000 for fiscal 2000. As of June 30, 2002, goodwill totaled $45.3 million.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, and we expect the adoption will not have a material impact on our consolidated financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in the SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of any entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The Company adopted SFAS 144 as of July 1, 2002 and the adoption will not have a significant impact on the Company’s consolidated financial position and results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of ABP Opinion No. 30 and is effective beginning after May 15, 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Include Certain Costs Incurred in a Restructuring)” in its entirety and addresses the significant issues relating to recognition, measurement, and reporting costs associated with an exit or disposal activity, including restructuring activities. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity’s commitment to an exit plan as well as its measurement and reporting. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Currently, SFAS 146 is not expected to significantly impact the assessment of such liability by the Company.

Subsequent Event

Effective July 1, 2002, we acquired all of the outstanding stock of Wyo-Tech Acquisition Corporation. The cash purchase price was $84.4 million and is subject to certain post closing working capital adjustments. The cash purchase price was funded through cash on hand and approximately $43 million provided from our recently completed three year, $100 million credit facility. Wyo-Tech had approximately 1,500 students as of July 1, 2002 and operates two colleges in Laramie, Wyoming and Blairsville, Pennsylvania that offer both degree and diploma programs with concentrations of study in automotive repair, diesel technician and collision repair. For fiscal 2003, we expect Wyo-Tech to generate revenues of between $38 million and $40 million and to contribute EBITDA of between $9.9 million and $11.6 million. Additionally, we expect Wyo-Tech, after giving effect to acquisition integration costs, the incurrence of interest expense and the reduction of interest income, to be accretive to diluted earnings per share by between $0.04 and $0.06 for fiscal 2003.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. As of June 30, 2002, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt in the aggregate amount of $1.6 million, (ii) notes receivable from students in the net aggregate amount of $1.9 million, and (iii) marketable investments of $25.7 million. Our mortgage debt, student notes receivable, and marketable investments are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the company and its subsidiaries are included below on pages 53-76 and page 85 of this report:

Report of Independent Auditors

Board of Directors and Shareholders
Corinthian Colleges, Inc.

We have audited the accompanying consolidated balance sheet of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries at June 30, 2002, and the consolidated results of their operations and their cash flows for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Orange County, California
August 16, 2002

The following report of Arthur Andersen LLP (“Andersen”) is a copy of the original report dated August 15, 2001, rendered on the prior years’ financial statements. The SEC has recently provided regulatory relief designed to allow public companies to dispense with the requirement that they file a consent of Andersen in certain circumstances. After reasonable efforts we have not been able to obtain a re-issued report or consent from Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Corinthian Colleges, Inc.:

We have audited the accompanying consolidated balance sheets of CORINTHIAN COLLEGES, INC. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ARTHUR ANDERSEN LLP

Orange County, California
August 15, 2001

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of June 30,
	2001	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,738	$40,761
Restricted cash	10	267
Marketable investments	9,699	25,706
Accounts receivable, net of allowance for doubtful accounts of $7,191 and $7,297 at June 30, 2001 and 2002, respectively	24,368	24,043
Student notes receivable, net of allowance for doubtful accounts of $106 and $320 at June 30, 2001 and 2002, respectively	577	726
Deferred income taxes	4,089	6,142
Prepaid expenses and other current assets	9,675	11,482

Total current assets	68,156	109,127
PROPERTY AND EQUIPMENT, net	22,921	36,956
OTHER ASSETS:
Goodwill, net	31,239	45,340
Other intangibles, net	12,931	12,085
Student notes receivable, net of allowance for doubtful accounts of $319 and $434 at June 30, 2001 and 2002, respectively	1,730	1,218
Deposits and other assets	1,659	3,080

TOTAL ASSETS	$138,636	$207,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,587	$14,371
Accrued compensation and related liabilities	9,254	15,800
Accrued expenses	1,305	2,671
Income tax payable	1,280	2,304
Prepaid tuition	7,962	13,332
Current portion of long-term debt	1,046	585

Total current liabilities	28,434	49,063
LONG-TERM DEBT, net of current portion	2,138	1,515
DEFERRED INCOME	655	147
DEFERRED INCOME TAXES	1,283	5,920
OTHER LIABILITIES	563	107
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 80,000 shares authorized, 42,446 shares and 42,954 shares issued and outstanding at June 30, 2001 and 2002, respectively	4	4
Nonvoting Common Stock, 2,500 shares authorized and no shares issued and outstanding at June 30, 2001 and no shares authorized and no shares issued and outstanding at June 30, 2002	—	—
Additional paid-in capital	60,480	67,023
Retained earnings	45,079	84,027

Total stockholders’ equity	105,563	151,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,636	$207,806

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2000	2001	2002
NET REVENUES	$170,734	$244,163	$338,146

OPERATING EXPENSES:
Educational services (including a provision for bad debt expense of $8,760, $13,965 and $18,527 for the years ended June 30, 2000, 2001 and 2002, respectively)	92,757	131,501	175,088
General and administrative	16,346	19,562	29,614
Marketing and advertising	37,225	52,349	70,741

Total operating expenses	146,328	203,412	275,443

INCOME FROM OPERATIONS	24,406	40,751	62,703
Interest income, net	(1,681)	(2,078)	(1,538)
Other income	(175)	—	(662)

INCOME BEFORE PROVISION FOR INCOME TAXES	26,262	42,829	64,903
Provision for income taxes	10,840	17,098	25,955

NET INCOME	$15,422	$25,731	$38,948

INCOME PER SHARE:
Basic	$0.37	$0.61	$0.91

Diluted	$0.37	$0.59	$0.87

Weighted average number of common shares outstanding:
Basic	41,386	42,064	42,692

Diluted	41,698	43,462	44,694

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance at June 30, 1999	36,676	$4	4,706	$—	$49,606	$3,926	$53,536
Exercise of Stock Options, including tax benefits	14	—	—	—	45	—	45
Net income and comprehensive income	—	—	—	—	—	15,422	15,422

Balance at June 30, 2000	36,690	4	4,706	—	49,651	19,348	69,003
Conversion of Nonvoting Common Stock to Common Stock	4,706	—	(4,706)	—	—	—	—
Issuance of Common Stock from secondary public stock offering, net	800	—	—	—	8,821	—	8,821
Exercise of Stock Options, including tax benefit	250	—	—	—	2,008	—	2,008
Net income and comprehensive income	—	—	—	—	—	25,731	25,731

Balance at June 30, 2001	42,446	4	—	—	60,480	45,079	105,563
Issuance of Common Stock from Employee Stock Purchase Plan	23	—	—	—	396	—	396
Exercise of Stock Options, including tax benefit	485	—	—	—	6,147	—	6,147
Net income and comprehensive income	—	—	—	—	—	38,948	38,948

Balance at June 30, 2002	42,954	$4	—	$—	$67,023	$84,027	$151,054

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,422	$25,731	$38,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,798	4,860	6,653
Deferred income taxes	(98)	(1,260)	2,549
(Gain) loss on disposal of assets	(175)	—	37
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,192)	(9,150)	645
Student notes receivable	3,058	1,769	363
Prepaid expenses and other assets	(397)	(5,509)	(3,015)
Accounts payable	463	1,901	6,428
Accrued expenses	2,068	1,463	3,876
Income tax payable	(687)	119	1,024
Prepaid tuition	1,732	1,085	3,999
Other long-term liabilities	590	523	(874)

Net cash provided by operating activities	23,582	21,532	60,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools and colleges, net of cash acquired	(7,588)	(19,258)	(9,826)
Increase in restricted cash	—	—	(257)
Capital expenditures, net	(4,182)	(12,545)	(19,003)
Proceeds from sale of assets	2,014	—	805
Sales of (investment in) marketable investments	(9,606)	14,408	(16,007)

Net cash (used in) investing activities	(19,362)	(17,395)	(44,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on long-term debt	(1,166)	(114)	(1,865)
Proceeds from secondary public offering	—	8,821	—
Proceeds from exercise of stock options and Employee Stock Purchase Plan, including tax benefit	45	2,008	6,543

Net cash provided by (used in) financing activities	(1,121)	10,715	4,678

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,099	14,852	21,023
CASH AND CASH EQUIVALENTS, beginning of year	1,787	4,886	19,738

CASH AND CASH EQUIVALENTS, end of year	$4,886	$19,738	$40,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$11,526	$16,979	$24,931

Interest	$392	$275	$239

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools and colleges
Fair value of assets acquired	$9,051	$20,754	$16,094
Net cash used in acquisitions	7,588	19,258	9,826

Liabilities assumed or incurred	$1,463	$1,496	$6,268

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Corinthian Colleges, Inc. (the “Company”), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization. Prior to October 1996 and since 1995, the Company operated under the name of its predecessor, Corinthian Schools, Inc.

The Company’s primary business is the operation of degree and diploma granting for-profit, post-secondary schools devoted to career program training primarily in the healthcare, information technology, business, and criminal justice fields. As of June 30, 2002, we operated 61 colleges in 20 states: Virginia, West Virginia, Texas, Michigan, Massachusetts, Louisiana, California, Oregon, Colorado, Nevada, Utah, Missouri, Pennsylvania, New York, Washington, Arizona, Georgia, Florida, Indiana, and Illinois. Revenues generated from these schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion see Concentration of Risk below and the footnote describing Governmental Regulation.

Fiscal Year

Our fiscal year ends June 30 of each year.

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

Reclassification

Certain amounts for the prior years have been reclassified to conform to fiscal 2002 financial statement presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Investments

Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings.

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” in 1999. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from net income. There are no differences between the Company’s net income, as reported, and comprehensive income, as defined, for the periods presented.

Restricted Cash

Restricted cash consists of a $267,000 which consists of $10,000 deposit as required by the State of Pennsylvania Department of Education and $257,000 in certificates of deposit that collateralize outstanding letters of credit issued to the U.S. Department of Education (DOE).

Revenue Recognition

Revenues consist primarily of tuition and fees derived from courses taught in the Company’s colleges. Tuition and fee revenues are recognized pro-rata (on a straight-line basis) over the term of the applicable course. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not yet earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

Educational Services

Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies costs, bad debt expense and the amortization of goodwill.

Marketing and Advertising

We maintain an advertising expense recognition policy. Marketing and advertising costs are expensed as incurred. We have significant marketing and advertising expenses consisting primarily of payroll and payroll related expenses, direct-response and other advertising, promotional materials and other related marketing costs.

Property and Equipment

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Furniture and equipment	7 years
Computer hardware and software	3-5 years
Leasehold improvements	Shorter of 7 years or term of lease
Buildings	39 years

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the maturity period of the debt and are included in deposits and other assets in the accompanying consolidated balance sheets.

Intangible Assets

Intangible assets consist of goodwill, trade names and course curriculum. Goodwill represents the excess of cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill acquired prior to July 1, 2001 is being amortized using the straight-line method over 40 years. Course curriculum represents the cost of acquiring such curriculum and is amortized using the straight-line method over 3 to 15 years. Trade names represent the cost to acquire and use the names of the colleges acquired and are amortized using the straight line method over 40 years. Amortization of curriculum and trade names is included in general and administrative expenses while amortization of goodwill is included in education services in the accompanying statements of operations. The Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed. See New Accounting Pronouncements below.

Deferred Income

In fiscal 2000, the Company sold one of its Colorado facilities and subsequently leased the facility back at rents which we believe approximate fair market rents. The gain on the sale of the facility was approximately $1.0 million and was amortized into income over the term of the lease. During fiscal

2002, the Company relocated from the facility and recognized the unamortized portion of the deferred gain of approximately $0.6 million.

In fiscal 2002, the Company sold a facility and subsequently leased the facility back at rents which we believe approximate fair market rents. The gain on sale of the facility was approximately $0.2 million and is being amortized into income over the term of the lease.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, marketable investments, receivables and accounts payable approximates their fair value at June 30, 2002 and 2001. In addition, the carrying value of all borrowings approximate fair value at June 30, 2002 and 2001.

Post Retirement Benefit Obligation

The Company provides certain post retirement benefits to certain key employees. In accordance with SFAS No. 106, the related expense did not have a material effect on the Company’s financial position or results of operations.

Income Taxes

The Company accounts for income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 prescribes the use of the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.

Deferred Taxes

We currently have deferred tax assets which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon achievement of projected future taxable income. We evaluate the realizability of our deferred tax assets at least annually.

Stock-Based Compensation

In accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the “disclosure only” alternative allowed under SFAS No. 123.

Income Per Common Share

The Company accounts for income per common share in accordance with SFAS No. 128 “Earnings Per Share” and SFAS No. 129, “Disclosure of Information about Capital Structure.” Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive stock options, utilizing the treasury stock method.

Common Stock Splits

During fiscal 2001, on December 15, 2000, the Company completed a two-for-one stock split effected in the form of a stock dividend. During fiscal 2002, on May 28, 2002, the Company completed a two-for-one stock split effected in the form of a stock dividend. All share and per share amounts have been restated to reflect the stock splits as of the beginning of the earliest period presented.

New Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation” - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on our financial position or results of operations.

For fiscal 2001, we were required to adopt Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 did not have a material effect on our financial position or results of operations.

For fiscal 2001, we adopted Staff Accounting Bulletin (“SAB”) 101. SAB 101 required the Company to change the accounting method of revenue recognition of certain one-time non-refundable fees from immediate recognition, to amortizing the fees into revenues over the period of active enrollment of the student. The adoption of SAB 101 did not have a material impact on our financial position or results of operations.

In June 2001, FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142, Accounting for Business Combinations, Goodwill and Other Intangible Assets, in its entirety effective July 1, 2002. Under SFAS 142, goodwill will no longer be amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on a annual basis. If this test indicates that goodwill is impaired, it is written down to its fair value. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Goodwill amortization expense for fiscal 2002 was $824,000, $636,000 for fiscal 2001, and $252,000 for fiscal 2000. As of June 30, 2002, goodwill totaled $45.3 million. The adoption of SFAS 141 and SFAS 142 did not have a material effect on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, and we expect the adoption will not have a material impact on our consolidated financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in the SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of any entity with operations and cash flows that can be clearly distinguished from the rest of the entity. We adopted SFAS 144 as of July 1, 2002 and the adoption did not have a significant impact on our consolidated financial position and results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of ABP Opinion No. 30 and is effective beginning after May 15, 2002. We expect the adoption will not have a material impact on our consolidated financial condition or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Include Certain Costs Incurred in a Restructuring)” in its entirety and addresses the significant issues relating to recognition, measurement, and reporting costs associated with an exit or disposal activity, including restructuring activities. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity’s commitment to an exit plan as well as its measurement and reporting. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We expect the adoption will not have a material impact on our consolidated financial condition or results of operations.

Concentrations of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC”) up to $100,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company extends credit for tuition to a majority of the students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the Department of Education (“DOE”) requirements. Approximately 77%, 81% and 82% of the Company’s revenues, on a cash basis, were collected from funds distributed under Title IV Programs of the Higher Education Act of 1965, as amended (“HEA”) for the years ended June 30, 2000, 2001 and 2002, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which the Company’s students participate. The Company’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation or termination proceeding which could have a material effect to our Company.

The Company has routinely provided installment payment plans to many of its students to supplement their federally funded financial aid. While these loans are unsecured, the Company believes it has adequate reserves against these loan balances. However, there can be no assurance that losses will not exceed reserves. Losses in excess of reserves could have a material adverse effect on the Company’s business.

NOTE 2—DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets consist of the following:

	As of June 30,
	2001	2002
	(In thousands)
Prepaids	$5,028	$4,598
Course materials, net	2,694	3,762
Other current assets	1,953	3,122

	$9,675	$11,482

Property and equipment consist of the following:

	As of June 30,
	2001	2002
	(In thousands)
Furniture and equipment	$14,873	$19,521
Computer hardware and software	8,603	15,750
Leasehold improvements	8,329	15,630
Land	1,687	1,305
Buildings	884	684

	34,376	52,890
Less—accumulated depreciation and amortization	(11,455)	(15,934)

	$22,921	$36,956

Depreciation and amortization expense associated with property and equipment was, $2,640,000, $3,231,000 and $4,746,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

Intangible assets consist of the following:

	As of June 30,
	2001	2002
	(In thousands)
Goodwill, net:
Goodwill	$32,835	$47,761
Less—accumulated amortization	(1,596)	(2,421)

Goodwill, net	$31,239	$45,340

Other Intangibles, net:
Curriculum	$12,079	$12,182
Trade names	5,075	5,101

	17,154	17,283
Less—accumulated amortization	(4,223)	(5,198)

	$12,931	$12,085

Amortization expense associated with intangibles was $1,138,000, $1,571,000 and $1,800,000 for the years ended June 30, 2000, 2001 and 2002, respectively, and includes amortization of goodwill of $252,000, $636,000 and $824,000, respectively. Additionally, the Company recognized non-compete agreement expense and deferred loan fee amortization totaling $107,000 for the year ended June 30, 2002.

NOTE 3—STUDENT NOTES RECEIVABLE

Student notes receivable represent loans which have maturity dates that generally range between 12 months to 120 months from the loan origination date. The interest charged on the notes generally ranges from 9 to 18 percent per annum.

The following reflects an analysis of student notes receivable at June 30, 2002:

	Net Student Notes Receivable	Allowance For Doubtful Accounts	Gross Student Notes Receivable
	(In thousands)
Current	$726	$320	$1,046
Long-term	1,218	434	1,652
Unearned portion			1,352

Total			$4,050

Payments due under student notes receivable are as follows:

Fiscal Years Ending June 30,
(In thousands)
2003	$982
2004	958
2005	810
2006	568
2007	277
Thereafter	455

Total	$4,050

NOTE 4—BUSINESS ACQUISITIONS

During fiscal year ended June 30, 2000, the Company completed the acquisition of substantially all of the assets of five colleges in three separate transactions for a combined purchase price of $8.3 million before working capital adjustments and liabilities assumed. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed was $7.9 million and was allocated to goodwill and curriculum and was being amortized over 40 and 15 years, respectively during fiscal 2002. The acquisitions were accounted for using the purchase method of accounting and their respective results of operations are included in the consolidated results of operations of the Company since their respective acquisition dates.

During fiscal year ended June 30, 2001, the Company completed the acquisition of nine colleges in three separate transactions for a combined purchase price of $22.0 million before working capital adjustments and liabilities assumed. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed was $17.3 million and was allocated to goodwill and curriculum and was being amortized over 40 and 15 years, respectively during fiscal 2002. The acquisitions were accounted for using the purchase method of accounting and their respective results of operations are included in the consolidated results of operations of the Company since their respective acquisition dates.

During fiscal year ended June 30, 2002 the Company completed the acquisition of three colleges in a single transaction for a purchase price of $14.4 million before working capital adjustments and liabilities assumed. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed was $15.0 million and was allocated to goodwill. The acquisition was accounted for using the purchase method of accounting and its respective results of operations are included in the consolidated results of operations of the Company since April 1, 2002, its acquisition date.

NOTE 5—LONG-TERM DEBT

Long-term debt consists of the following:

	As of June 30,
	2001	2002
	(In thousands)
Promissory note due April 2007, with interest at 10.95% per annum, secured by certain land and improvements.	$2,230	$1,575
Other	954	525

	3,184	2,100
Less—current portion	(1,046)	(585)

	$2,138	$1,515

Principal payments due under the long-term debt arrangements discussed above are as follows :

Fiscal Years Ending June 30,
(In thousands)
2003	$585
2004	130
2005	127
2006	131
2007	1,127

Total	$2,100

In June 2002, the Company entered into a Credit Agreement for $100.0 million with a syndication of seven financial institutions administered by Bank of America, N.A. This Credit Agreement replaces the Company’s $20.0 million credit facility with Union Bank of California. The Credit Agreement has been established to provide available funds for acquisitions and other general corporate purposes and to provide for letter of credit issuances of up to $5.0 million. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including LIBOR and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate, plus a margin of 0.25% to 0.75% depending on the Company’s consolidated leverage ratio as defined in the agreement. Fees associated with outstanding letters of credit issued under the terms of the agreement range from 1.5% to 2.0% and are also dependent on the Company’s consolidated leverage ratio. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, proforma adjusted EBITDA, Department of Education financial responsibility composite score ratio, and limitations on long term student notes receivables. As of June 30, 2002, the Company was in compliance of these covenants. As of June 30, 2002 there were no borrowings outstanding under the terms of this agreement. The Credit Agreement is secured by substantially all of the Company’s real and personal property (including the stock of the Company’s subsidiaries) and guaranteed by the Company’s present and future significant operating subsidiaries.

Average daily borrowings outstanding amounted to $0 in fiscal 2002, compared to $35,000 in fiscal 2001. As of June 30, 2002 we had $2.1 million of letters of credit issued and outstanding.

NOTE 6—PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2002, there were no outstanding shares of preferred stock.

Common Stock

The Company’s issued and outstanding common stock is entitled to one vote per share on all matters.

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

Stock Options

On April 28, 1998, the Board of Directors adopted the 1998 Performance Award Plan (the “Plan”). Under the Plan, 2,116,536 options, stock appreciation rights or other common stock based securities may be granted to directors, officers, employees and other eligible persons. During fiscal 2001, the Company’s shareholders authorized an additional 4,400,000 options, stock appreciation rights or other common stock based securities available for grants to directors, officers, employee and other eligible persons under the 1998 Performance Award Plan. As of June 30, 2002, approximately 1,819,048 shares were available for future granting. Options granted under the Plan were issued at exercise prices ranging from $3.12 - $29.05 per share and have expiration dates not longer than 10 years. Options granted generally vest over a period of two to four years.

A summary of the status of the Company’s stock option grants are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 1999	570,264	$6.71
Stock options granted during the year	958,560	4.21
Stock options exercised	(14,448)	3.12
Forfeitures	(26,660)	3.58

Outstanding at June 30, 2000	1,487,716	$3.90
Stock options granted during the year	1,858,000	14.02
Stock options exercised	(249,518)	3.96
Forfeitures	(11,176)	3.75

Outstanding at June 30, 2001	3,085,022	$9.99
Stock options granted during the year	1,404,000	13.33
Stock options exercised	(484,652)	8.55
Forfeitures	(55,500)	14.47

Outstanding at June 30, 2002	3,948,870	$11.29

The following table summarizes information about stock options outstanding and exercisable at June 30, 2002:

	Options Outstanding			Options Exercisable
Exercise Prices Range	Number Outstanding at 6/30/02	Weighted- Average Remaining Life	Weighted- Average Outstanding Price	Number Exercisable At 6/30/02	Weighted- Average Exercise Price
$3.12—$10.72	1,444,770	7.3	$ 6.03	560,490	$ 3.74
$12.59—$16.96	2,209,000	9.0	13.58	186,000	15.09
$17.29—$29.05	295,100	9.2	19.95	34,100	19.14

	3,948,870		$11.29	780,590	$ 7.12

There were 264,788 stock options exercisable at June 30, 2000 and 447,006 stock options exercisable at June 30, 2001.

Pursuant to SFAS No. 123, the weighted average fair value of stock options granted during fiscal 2000, 2001 and 2002 was $2.91, $9.26 and $10.27, respectively. As discussed in Note 1, the Company elected the “disclosure alternative” allowed under SFAS No. 123. Accordingly, the Company is required to disclose pro forma net income over the vesting period of the options.

The following is the pro forma effect for fiscal 2000, 2001 and 2002:

	Fiscal Years Ended June 30,
	2000	2001	2002
	(In thousands, except per share data)
Net income:
As reported	$15,422	$25,731	$38,948
Pro forma	$14,589	$22,457	$33,928
Basic earnings per share:
As reported	$0.37	$0.61	$0.91
Pro forma	$0.35	$0.53	$0.79
Diluted earnings per share:
As reported	$0.37	$0.59	$0.87
Pro forma	$0.35	$0.52	$0.76

For pro forma disclosure, the fair value of compensatory stock options, stock appreciation rights and other common stock based securities was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	2000	2001	2002
Risk-free rate	6.75%	5.44%	5.55%
Expected years until exercise	7 years	7 years	7 years
Expected stock volatility	64%	62%	83%
Expected dividends	$—	$—	$—

NOTE 7—WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

On October 4, 2000, the Company completed a secondary stock offering which included 800,000 common shares sold by the Company.

The table below indicates the weighted average number of common share calculations used in computing basic and diluted net income per common share utilizing the treasury stock method:

	Fiscal Years Ended June 30,
	2000	2001	2002
	(In thousands)
Basic common shares outstanding	41,386	42,064	42,692
Effects of dilutive securities:
Stock options	312	1,398	2,002

Diluted common shares outstanding	41,698	43,462	44,694

NOTE 8—INCOME TAXES

The components of the income tax provision (benefit) are as follows:

	Fiscal Years Ended June 30,
	2000	2001	2002
	(In thousands)
Current provision:
Federal	$8,843	$14,851	$19,171
State	2,095	3,222	4,200

	10,938	18,073	23,371

Deferred provision:
Federal	(221)	(831)	1,955
State	123	(144)	629

	(98)	(975)	2,584

Total provision for income taxes	$10,840	$17,098	$25,955

Actual income tax provision (benefit) differs from the income tax provision (benefit) computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2000, 2001, and 2002 to income (loss) before provision for income taxes as follows:

	Fiscal Years Ended June 30,
	2000	2001	2002
	(In thousands)
Provision at the statutory rate	$9,192	$14,990	$22,716
State income tax provision, net of federal benefit	1,441	2,000	3,139
Other	207	108	100

	$10,840	$17,098	$25,955

The components of the Company’s deferred tax asset and liability are as follows:

	As of June 30,
	2001	2002
	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$2,039	$3,465
Accrued vacation	692	1,089
State taxes	1,121	1,785
Other	237	(197)

Current deferred tax asset	4,089	6,142

Non-current deferred tax asset (liability):
Notes receivable allowance for doubtful accounts	182	320
Depreciation	(381)	(4,224)
Amortization	(1,367)	(2,214)
Deferred gain on sale/leaseback	283	198

Non-current deferred tax liability	(1,283)	(5,920)

	$2,806	$222

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases most of its operating facilities and various equipment under non-cancelable operating leases expiring at various dates through 2012. The facilities leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments.

Future minimum lease payments under operating leases are as follows:

Fiscal Years Ending June 30,
(In thousands)
2003	$21,913
2004	19,700
2005	18,122
2006	17,547
2007	15,079
Thereafter	27,080

$119,441

Rent expense for the fiscal years ended June 30, 2000, 2001 and 2002 amounted to $12.4 million, $17.8 million and $23.3 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying consolidated statements of operations.

Legal Matters

In the ordinary conduct of our business, we and our colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations or financial condition.

One of the legal actions currently pending against us is Aldape, et al. v. Corinthian Schools, Inc., et al., filed on July 11, 2002, in Los Angeles Superior Court in Los Angeles, California by nine former students of the Company’s Bryman campus in Los Angeles, California (the “Individual Plaintiffs”) and the Trade School Review Association (“TSRA”), a California nonprofit association that claims to be acting as a “private attorney general” under California’s Business and Professions Code. TSRA admits in the complaint that it has suffered no injury and that it seeks no monetary recovery for itself except for fees for its counsel and its costs. The suit alleges, among other things, statutory violations by us of the California Education Code and the California Business and Professions Code and intentional misrepresentation and/or concealment. The claims relate primarily to our marketing and recruitment practices and the quality of our services. The plaintiffs seek refunds and/or compensatory damages, injunctive relief, civil penalties, attorneys’ fees, restitution on behalf of the Individual Plaintiffs and all persons similarly situated, plus costs. The Individual Plaintiffs have also filed complaints with the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) and the California Bureau for Private Postsecondary and Vocational Education (the “BPPVE”). The BPPVE and ACCSCT have both investigated the claims and neither has found any violation of accrediting standards or any violation of California law. Both entities have closed their files without taking any adverse action against the Company.

The written enrollment agreement between us and each of the Individual Plaintiffs (as well as virtually every student enrolled in our campuses from May 1999 to the present) provides that all disputes between the parties will be resolved through binding arbitration instead of litigation. On August 19, 2002, we filed a motion in the Los Angeles Superior Court seeking to compel the plaintiffs to submit their claims to binding arbitration and to stay the Superior Court litigation. We believe the plaintiffs’ claims are entirely without merit and we intend to vigorously defend ourselves against them.

NOTE 10—EMPLOYEE BENEFIT PLANS

The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code. All employees with at least one year and 1,000 hours of employment are eligible to participate. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period. Employees previously employed by each of the campuses acquired by the Company vest in the plan based on total years of service with the Company and with the predecessor company. Company contributions to the plan were $498,000, $1,042,000 and $1,203,000 for the fiscal years ended June 30, 2000, 2001 and 2002, respectively.

In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees of the Company are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 1,000,000 shares of common stock were initially reserved for sale under the ESPP. At June 30, 2002, employees had purchased approximately 22,792 shares and 977,208 shares were still available for purchase under the ESPP.

NOTE 11—SUBSEQUENT EVENTS

Effective July 1, 2002, we acquired all of the outstanding stock of Wyo-Tech Acquisition Corporation. The cash purchase price was $84.4 million and is subject to certain post closing working capital adjustments. The cash purchase price was funded through cash on hand and approximately $43 million provided from the $100 million Credit Agreement. Wyo-Tech had approximately 1,500 students as of July 1, 2002 and operates two colleges in Laramie, Wyoming and Blairsville, Pennsylvania that offer both degree and diploma programs with concentrations of study in automotive repair, diesel technician and collision repair.

NOTE 12—GOVERNMENTAL REGULATION

The Company and each institution are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, HEA, and the regulations promulgated thereunder by DOE subject the institutions to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA.

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 2002, management believes all of the Company’s institutions meet these requirements.

Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the HEA approximately every five years. The most recent reauthorization in October 1998 reauthorized the HEA for an additional five years (the “1998 HEA Reauthorization”). Congress reauthorized all of the Title IV Programs in which the schools participate, generally in the same form and at funding levels no less than for the prior year. Changes made by the 1998 HEA Reauthorization include (i) expanding the adverse effects on schools with high student loan default rates, (ii) increasing from 85% to 90% the portion a proprietary school’s cash basis revenues that may be derived each year from the Title IV Programs, (iii) revising the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from school and (iv) giving the DOE flexibility to continue an institution’s Title IV participation without interruption in some circumstances following a change of ownership or control.

A significant component of Congress’ initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rate). An institution whose cohort default rates (“CDR”) equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL or FDL programs. An institution whose CDR under certain Title IV Programs for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the DOE.

All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements and following a change of ownership of the institution.

Under regulations which took effect July 1, 1998, the DOE calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the DOE’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 2002, all of the Company’s schools and the Company on a consolidated basis satisfied each of the DOE’s standards of financial responsibility.

Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties which allege statutory violations, regulatory infractions or common law causes of action. In October 1998, the Inspector General’s Office (“IG”) of the DOE began an examination of the Company’s compliance with the 90/10 rule and to review in general the Company’s administration of Title IV funds. This examination was part of a broader review conducted by the IG of proprietary institutions’ compliance with these requirements. The Company provided all information and documentation requested by the IG. During fiscal 2000, the Company received the final audit report from the DOE. There were no actions taken against the Company as a result of the examination. However, there can be no assurance that other regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material effect on the Company’s business, results of operations or financial condition.

NOTE 13—QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	Fiscal Quarters
	First	Second	Third	Fourth	Fiscal Year
	(In thousands, except per share amounts)

Fiscal 2002
Net revenues	$73,696	$81,565	$88,334	$94,551	$338,146
Income from operations	10,463	14,660	18,263	19,317	62,703
Net income	6,474	9,330	11,105	12,039	38,948
Income per share
Basic	$0.15	$0.22	$0.26	$0.28	$0.91
Diluted	$0.14	$0.21	$0.25	$0.27	$0.87

Fiscal 2001
Net revenues	$51,793	$60,768	$65,197	$66,405	$244,163
Income from operations	6,901	10,566	11,558	11,726	40,751
Net income	4,412	6,578	7,164	7,577	25,731
Income per share
Basic	$0.11	$0.15	$0.17	$0.18	$0.61
Diluted	$0.11	$0.15	$0.16	$0.17	$0.59

Fiscal 2000
Net revenues	$38,644	$42,183	$43,874	$46,033	$170,734
Income from operations	3,729	6,216	7,544	6,917	24,406
Net income	2,379	3,852	4,659	4,532	15,422
Income per share
Basic	$0.06	$0.09	$0.11	$0.11	$0.37
Diluted	$0.06	$0.09	$0.11	$0.11	$0.37

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We terminated our engagement of Arthur Andersen as independent auditors on February 18, 2002. The decision to terminate the engagement of Arthur Andersen was recommended by our Audit Committee and approved by the Board of Directors. Arthur Andersen’s report on our financial statements for each of the years ended June 30, 2000 and June 30, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2000, and June 30, 2001, and the interim period between June 30, 2001 and February 18, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the years ended June 30, 2000, and June 30, 2001, and the interim period between June 30, 2001 and February 18, 2002, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission). During the years ended June 30, 2000, and June 30, 2001, and the interim period between June 30, 2001, and February 18, 2002, we did not consult with Ernst & Young LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements or (iii) any matter that was either the subject of a disagreement (as described above) or a reportable event.

We provided Arthur Andersen with a copy of the above disclosures and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. That letter was attached to a Form 8-K we filed on February 21, 2002 to disclose our change in auditors.

After reasonable efforts, we have been unable to obtain Arthur Andersen’s consent to the incorporation by reference of their report for our fiscal years ended June 30, 2000 and June 30, 2001 into our previously filed registration statements under the Securities Act of 1933, and we have not filed that consent with this Annual Report on Form 10-K in reliance upon Rule 437a under the Securities Act. Because we have not been able to obtain Arthur Andersen’s consent, you may not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen or any omission to state a material fact required to be stated therein.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information in response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2002. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

ITEM 11.    EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2002.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Report:

1.    Financial Statements
2.    Financial Statement Schedules

The required financial statements and financial statement schedules of the Company and its subsidiaries are included in Part II, Item 8, of this Form 10-K and on Schedule II – Valuation and Qualifying Accounts. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require the submission of such schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

3.    Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

(b)    Reports on Form 8-K:

On April 12, 2002, the Company filed a report on Form 8-K disclosing that it had entered into a Stock Purchase and Sale Agreement, dated April 10, 2002, by and among Wyo-Tech Acquisition Corp., Allied Capital Corporation, David Grenat and the Company, pursuant to which the Company contracted to purchase all of the outstanding capital stock of Wyo-Tech Acquisition Corp.

On July 2, 2002, the Company filed a report on Form 8-K disclosing that the Company had completed the acquisition of all the outstanding capital stock of Wyo-Tech Acquisition Corp.

On September 16, 2002, the Company is concurrently filing a report on Form 8-K/A as required by Items 2 and 7 of such form regarding the pro forma financial information of the Company and its acquisition of Wyo-Tech Acquisition Corp.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Incorporation Reference

2.1+
Stock Purchase and Sale Agreement, dated as of April 10, 2002, among Corinthian Colleges, Inc., Wyo-Tech Acquisition Corp., Allied Capital Corporation and David Grenat, excluding exhibits, appendices and schedules thereto.
(a)

3.3+	Amended and Restated Certificate of Incorporation	(b)

3.4+
Bylaws of the Company incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-59505) as filed with the Securities and Exchange Commission on July 21, 1998

10.52+	1998 Performance Award Plan of the Company	(c)

10.58+
Asset Purchase Agreement, dated as of September 10, 2000, by and amoung Corinthian Schools, Inc., Computer Training Academy, Inc. and Sam Shirazi, Bahman Imani, Marilyn Emel, Mahammed Tahmasebi and Peter Tsuda
(d)

10.59+
Stock Purchase Agreement, dated as of December 29, 2000, by and among Corinthian Schools, Inc., Grand Rapids Educational Center, Inc., Malone Management Company, and Robert J. Malone and Mary C. Malone
(e)

10.62+	Form of Employment Agreement by and between the Company and each of David Moore, Paul St. Pierre and Dennis Devereux.	(f)

10.63+	Form of Employment Agreement by and between the Company and each of Dennis Beal, Beth Wilson, Mary Barry, Nolan Miura and Stan Mortensen.	(f)

10.64+
Stock Purchase Agreement, dated as of February 28, 2002, by and among Corinthian Colleges, Inc., Rhodes Colleges, Inc., National School of Technology, Inc., Martin Knobel, Rosa M. Iverson, Dan Frazier and Arthur Ortiz.
(g)

10.65+
Credit Agreement, dated as of June 26, 2002, among Corinthian Colleges, Inc., each Lender from time to time party thereto, JP Morgan Chase Bank, as Documentation Agent, Union Bank of California, N.A., as Syndication Agent, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer.
(h)

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors, Ernst and Young LLP

23.2	Note regarding Consent of Arthur Andersen LLP, dated August 15, 2001

24.1	Power of Attorney (see signature page)

99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+  Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the SEC on April 12, 2002.

(b)
Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders held on November 15, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(c)
Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.

(d)
Incorporated by reference to the like-numbered exhibit of the Company’s Annual Report on Form 10-K, for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 18, 2000.

(e)
Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2000, as filed with the Securities and Exchange Commission on February 14, 2001.

(f)	Incorporated by reference to the like-numbered exhibits of the Report on the Form 10-Q for the quarter ended December 31, 2001, as filed with the SEC on February 14, 2002.

(g)	Incorporated by reference to the like-numbered exhibits of the Report on the Form 10-Q for the quarter ended March 31, 2001, as filed with the SEC on May 15, 2002.

(h)	Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the SEC on July 2, 2002.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/s/ DAVID G. MOORE	By:	/s/ DENNIS N. BEAL
	David G. Moore Chairman of the Board, President and Chief Executive Officer (Principle Executive Officer) September 16, 2002		Dennis N. Beal Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer) September 16, 2002

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

Signature	Title	Date

/s/ DAVID G. MOORE David G. Moore	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	September 16, 2002

/s/ PAUL ST. PIERRE Paul St. Pierre	Executive Vice President and Director	September 16, 2002

/s/ LOYAL WILSON Loyal Wilson	Director	September 16, 2002

/s/ JACK D. MASSIMINO Jack D. Massimino	Director	September 16, 2002

/s/ LINDA AREY SKLADANY Linda Arey Skladany	Director	September 16, 2002

/s/ MICHAEL P. BERRY Michael P. Berry	Director	September 16, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David G. Moore, certify that:

1.  I have reviewed this annual report on Form 10-K of Corinthian Colleges, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 16, 2002	/s/ DAVID G. MOORE
David G. Moore Chairman of the Board, President, and Chief Executive Officer (Principle Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Dennis N. Beal, certify that:

1.  I have reviewed this annual report on Form 10-K of Corinthian Colleges, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 16, 2002	/s/ DENNIS N. BEAL
Dennis N. Beal Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)

CORINTHIAN COLLEGES, INC.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2000	$3,258	$7,874	$(6,769)	$4,363
Year ended June 30, 2001	4,363	13,822	(10,994)	7,191
Year ended June 30, 2002	7,191	16,869	(16,763)	7,297
Student notes receivable:
Year ended June 30, 2000	1,898	886	(1,603)	1,181
Year ended June 30, 2001	1,181	143	(899)	425
Year ended June 30, 2002	$425	$1,659	$(1,330)	$754

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Incorporation Reference

2.1+
Stock Purchase and Sale Agreement, dated as of April 10, 2002, among Corinthian Colleges, Inc., Wyo-Tech Acquisition Corp., Allied Capital Corporation and David Grenat, excluding exhibits, appendices and schedules thereto.
(a)

3.3+	Amended and Restated Certificate of Incorporation	(b)

3.4+
Bylaws of the Company incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-59505) as filed with the Securities and Exchange Commission on July 21, 1998

10.52+	1998 Performance Award Plan of the Company	(c)

10.58+
Asset Purchase Agreement, dated as of September 10, 2000, by and amoung Corinthian Schools, Inc., Computer Training Academy, Inc. and Sam Shirazi, Bahman Imani, Marilyn Emel, Mahammed Tahmasebi and Peter Tsuda
(d)

10.59+
Stock Purchase Agreement, dated as of December 29, 2000, by and among Corinthian Schools, Inc., Grand Rapids Educational Center, Inc., Malone Management Company, and Robert J. Malone and Mary C. Malone
(e)

10.62+	Form of Employment Agreement by and between the Company and each of David Moore, Paul St. Pierre and Dennis Devereux.	(f)

10.63+	Form of Employment Agreement by and between the Company and each of Dennis Beal, Beth Wilson, Mary Barry, Nolan Miura and Stan Mortensen.	(f)

10.64+
Stock Purchase Agreement, dated as of February 28, 2002, by and among Corinthian Colleges, Inc., Rhodes Colleges, Inc., National School of Technology, Inc., Martin Knobel, Rosa M. Iverson, Dan Frazier and Arthur Ortiz.
(g)

10.65+
Credit Agreement, dated as of June 26, 2002, among Corinthian Colleges, Inc., each Lender from time to time party thereto, JP Morgan Chase Bank, as Documentation Agent, Union Bank of California, N.A., as Syndication Agent, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer.
(h)

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors, Ernst and Young LLP

23.2	Note regarding Consent of Arthur Andersen LLP, dated August 15, 2001

24.1	Power of Attorney (see signature page)

99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+  Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the SEC on April 12, 2002.

(b)
Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders held on November 15, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(c)
Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.

(d)
Incorporated by reference to the like-numbered exhibit of the Company’s Annual Report on Form 10-K, for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 18, 2000.

(e)
Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2000, as filed with the Securities and Exchange Commission on February 14, 2001.

(f)	Incorporated by reference to the like-numbered exhibits of the Report on the Form 10-Q for the quarter ended December 31, 2001, as filed with the SEC on February 14, 2002.

(g)	Incorporated by reference to the like-numbered exhibits of the Report on the Form 10-Q for the quarter ended March 31, 2001, as filed with the SEC on May 15, 2002.

(h)	Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the SEC on July 2, 2002.