Form 10-Q
period 2002-09-30
CORINTHIAN COLLEGES INC
filed 2002-11-14
CIK 1066134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      At November 4, 2002, there were 43,375,040 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC.

INDEX TO FORM 10-Q

For the First Quarter Ended September 30, 2002

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2002	2002

	(In thousands)

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,761	$20,263
Restricted cash	267	267
Marketable securities	25,706	8,936
Accounts receivable, net of allowance for doubtful accounts of $7,297 and $9,775 at June 30, 2002 and September 30, 2002, respectively	24,043	26,096
Student notes receivable, net of allowance for doubtful accounts of $320 and $132 at June 30, 2002 and September 30, 2002, respectively	726	1,068
Deferred income taxes	6,142	6,780
Prepaid expenses and other current assets	11,482	9,887

Total current assets	109,127	73,297
PROPERTY AND EQUIPMENT, net	36,956	54,204
OTHER ASSETS:
Goodwill, net	45,340	124,962
Other intangibles, net	12,085	11,858
Student notes receivable, net of allowance for doubtful accounts of $434 and $515 at June 30, 2002 and September 30, 2002, respectively	1,218	1,888
Deposits and other assets	3,080	3,539

TOTAL ASSETS	$207,806	$269,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,371	$12,425
Accrued compensation and related liabilities	15,800	18,023
Accrued expenses	2,671	5,344
Income tax payable	2,304	7,148
Prepaid tuition	13,332	22,822
Current portion of capital lease obligation	—	131
Current portion of long-term debt	585	198

TOTAL CURRENT LIABILITIES	49,063	66,091
LONG-TERM CAPITAL LEASE OBLIGATION, net of current portion	—	6,526
LONG-TERM DEBT, net of current portion	1,515	21,491
DEFERRED INCOME	147	110
DEFERRED INCOME TAXES	5,920	6,618
OTHER LIABILITIES	107	121
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 80,000 shares authorized, 42,954 shares and 43,198 shares issued and outstanding at June 30, 2002 and September 30, 2002, respectively	4	4
Additional paid-in capital	67,023	71,019
Retained earnings	84,027	97,768

TOTAL STOCKHOLDERS’ EQUITY	151,054	168,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,806	$269,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2001	2002

	(Unaudited)
	(In thousands, except
	per share data)
NET REVENUE	$73,696	$115,625

OPERATING EXPENSES:
Educational services	39,885	57,896
General and administrative	6,008	10,242
Marketing and advertising	17,340	24,308

Total operating expenses	63,233	92,446

INCOME FROM OPERATIONS	10,463	23,179
Interest (income) expense, net	(420)	201

INCOME BEFORE PROVISION FOR INCOME TAXES	10,883	22,978
Provision for income taxes	4,409	9,237

NET INCOME	$6,474	$13,741

Income per share:
Basic	$0.15	$0.32

Diluted	$0.14	$0.30

Weighted average number of common shares outstanding:
Basic	42,464	43,022

Diluted	44,150	45,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,

	2001	2002

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,474	$13,741
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation and amortization	1,555	2,624
Deferred income taxes	575	251
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(924)	(1,560)
Student notes receivable	265	(1,012)
Prepaid expenses and other assets	(996)	2,342
Accounts payable	1,017	(2,023)
Accrued expenses	2,332	1,265
Income tax payable	2,885	4,844
Prepaid tuition	1,485	4,967
Other long-term liabilities	(20)	(23)

Net cash provided by operating activities	14,648	25,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of schools and colleges, net of cash acquired	—	(80,788)
Sales of (investment in) marketable securities	(3,226)	16,770
Capital expenditures	(4,106)	(5,431)

Net cash (used in) investing activities	(7,332)	(69,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	47,000
Principal repayments on long-term debt and capital lease obligation	(30)	(27,461)
Proceeds from exercise of stock options and Employee Stock Purchase Plan, including tax benefit	626	3,996

Net cash provided by financing activities	596	23,535

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,912	(20,498)
CASH AND CASH EQUIVALENTS, beginning of period	19,738	40,761

CASH AND CASH EQUIVALENTS, end of period	$27,650	$20,263

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools and colleges
Fair Value of assets acquired	$—	$96,425
Net cash used in acquisitions	—	(80,788)

Liabilities assumed or incurred	$—	$15,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note 1 — The Company and Basis of Presentation

      As of September 30, 2002, Corinthian Colleges, Inc. (the “Company”) operated 64 schools in the for-profit, post-secondary education industry. All of the Company’s schools are accredited and grant either degrees (Associates, Bachelor and Master) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on five primary concentrations: Healthcare, Business, Information Technology and Electronics, Criminal Justice, and Technology (consisting primarily of automotive repair and diesel technician). Additionally, the Company has an online learning alternative available to students pursuing education exclusively online and is approved to offer eight accredited degrees to exclusively online students.

      The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the consolidated financial statements for the fiscal year ended June 30, 2002 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position, the results of operations, and cash flows for the three months ended September 30, 2002. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission (the “SEC”) on September 16, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of results that could be expected for the entire fiscal year.

      The condensed consolidated financial statements as of September 30, 2002 and for the three months then ended are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Marketable Securities

      Marketable investments include primarily interest bearing available-for-sale securities with a maturity date of less than one year.

      Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

      Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings. At September 30, 2002, there were no material unrealized gains or losses from available-for-sale securities.

Note 3 — Weighted Average Number of Common Shares Outstanding

      Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The table below indicates the weighted average number of common share calculation used in computing basic and diluted net income per common share (in thousands and restated to reflect the two-for-one stock split effected in the form of a stock dividend on May 28, 2002):

	Three Months Ended
	September 30,

	2001	2002

Basic common shares outstanding	42,464	43,022
Effects of dilutive securities:
Stock options	1,686	2,602

Diluted common shares outstanding:	44,150	45,624

Note 4 — New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142, Accounting for Business Combinations, Goodwill and Other Intangible Assets, in its entirety effective July 1, 2002. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on a annual basis. If the test indicates that goodwill is impaired, the goodwill will be written down to its fair value and a corresponding charge to earnings will be recorded. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. There was no goodwill amortization for the first quarter of fiscal 2003 and $205,000 (pre-tax) in the first quarter of fiscal 2002. No impairment losses were recorded upon the initial adoption of SFAS No. 142. The adoption of SFAS No. 141 and SFAS No. 142 did not have an adverse material effect on our consolidated financial position, results of operations or earnings per share.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and the adoption did not have any impact on our consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in the SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of any entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The Company adopted SFAS No. 144 as of July 1, 2002 and the adoption did not have an adverse material impact on the Company’s consolidated financial position or results of operations.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of ABP Opinion No. 30 and is effective beginning after May 15, 2002. The adoption did not have any impact on our consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Include Certain Costs Incurred in a Restructuring)” in its entirety and addresses the significant issues relating to recognition, measurement, and reporting costs associated with an exit or disposal activity, including restructuring activities. Pursuant to SFAS No. 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity’s commitment to an exit plan as well as its measurement and reporting. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material impact on our consolidated financial condition or results of operations.

Note 5 — Pro Forma Summary Financial Information

      Effective July 1, 2002, the Company acquired all of the outstanding stock of Wyo-Tech Acquisition Corp. (“Wyo-Tech”). Wyo-Tech operates two campuses under the Wyoming Technical Institute name in Laramie, Wyoming and Blairsville, Pennsylvania.

      The following table provides unaudited pro forma financial data for the Company reflecting the completion of the Wyo-Tech acquisition as if it occurred July 1, 2001. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results of operations for the prior period exclude the consulting and management fees paid by Wyo-Tech to its parent company and goodwill amortization and reflect a decrease in interest income and an increase in interest expense related to the acquisition of debt of approximately $43.0 million.

	Three Months Ended
	September 30,

	2001	2002

	(In thousands, except
	per share data)
Net revenue	$80,852	$115,625
Net income	7,064	13,741
Earnings per share — basic	$0.17	$0.32
Earnings per share — diluted	$0.16	$0.30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company’s tuition pricing, integration risks associated with acquired campuses, and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risks Related to Our Business” in the Company’s Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

      Our discussions and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, intangible assets, income taxes, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We maintain a revenue recognition policy. Revenues consist primarily of tuition and fees derived from courses taught in our colleges. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the term of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying condensed consolidated balance sheets as such amount is expected to be earned within the next year.

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

Intangible Assets. We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Although we believe our intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Deferred Taxes. We currently have deferred tax assets which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon achievement of projected future taxable income. We evaluate the realizability of our deferred tax assets annually.

Results of Operations

      Comparisons of results of operations between the first quarter of fiscal 2003 and the first quarter of fiscal 2002 are difficult due to the acquisitions of five campuses and the opening of four branch campuses since the first quarter of fiscal 2002. The following table summarizes our operating results as a percentage of net revenue for the periods indicated:

	Three Months Ended
	September 30,

	2001	2002

Statement of Operations Data:
Net revenue	100.0%	100.0%

Operating expenses:
Educational services	54.1	50.1
General and administrative	8.2	8.9
Marketing and advertising	23.5	21.0

Total operating expenses	85.8	80.0
Income from operations	14.2	20.0
Interest (income) expense, net	(0.6)	0.1

Income before income taxes	14.8	19.9
Provision for income taxes	6.0	8.0

Net income	8.8%	11.9%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Net Revenues. Net revenues increased $41.9 million, or 56.9%, from $73.7 million in the first quarter of fiscal 2002 to $115.6 million in the first quarter of fiscal 2003, due primarily to a 39.0% increase in the student population at quarter end and a 10.7% increase in the average tuition rate per student. At September 30, 2002, the total student population was 39,437, compared with 28,372 at September 30, 2001. Same school student population increased 22.9% as of September 30, 2002 when compared to the same quarter in the prior year.

      Educational Services. Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies costs, and bad debt expense. As a percentage of net revenues, educational services expense decreased from 54.1% to 50.1% for the first quarter of fiscal 2003. Educational services expense increased $18.0 million, or 45.2%, from $39.9 million in the first quarter of fiscal 2002 to $57.9 million in the first quarter of fiscal 2003, due primarily to the expenses required to support the 39.0% increase in student population, wage increases for employees, and increases in bookstore, rent facilities, and depreciation expense for five acquired campuses and four new branch campus openings. Bad debt expense for the first quarter of fiscal 2003 amounted to $4.8 million or 4.2% of revenues, compared to $4.5 million or 6.1% of revenue for the first quarter of fiscal 2002.

      General and Administrative. As a percentage of net revenue, general and administrative expense increased from 8.2% to 8.9% for the first quarter of fiscal 2003. General and administrative expense increased $4.2 million, or 70.5%, from $6.0 million in the first quarter of fiscal 2002 to $10.2 million in the first quarter of fiscal 2003, primarily as a result of additional headquarters staff required to support the increase in schools, student population and resulting increase in revenue, wage increases for employees, and higher incentive compensation.

      Marketing and Advertising. Marketing and advertising expense consists primarily of payroll and payroll related expenses, direct-response and other advertising, promotional materials and other related marketing costs. As a percentage of net revenue, marketing and advertising expense decreased from 23.5% to 21.0% for the first quarter of fiscal 2003. Marketing and advertising expense increased $7.0 million, or 40.2%, from $17.3 million in the first quarter of fiscal 2002 to $24.3 million in the first quarter of fiscal 2003. The increase was primarily due to the increased volume of advertising required to support the five acquired campuses and four new branch campus openings and additional admissions and marketing support staff necessary to support the 38.7% increase in starts in the first quarter of fiscal 2003. Also contributing to the increase in marketing and advertising expense was advertising cost inflation and wage increases for employees.

      Income from Operations. Income from operations in the first quarter of fiscal 2003 increased 121.5% to $23.2 million, or 20.0% of revenues, compared to $10.5 million, or 14.2% of revenues in the first quarter of fiscal 2002.

      Interest (Income) Expense, net. Interest expense (net of interest income of $0.3 million) amounted to $0.2 million in the first quarter of fiscal 2003. In the same period of the prior year, interest income (net of interest expense of $0.1 million) amounted to $0.4 million. The change from net interest income to net interest expense was primarily due to interest expense related to the increase in borrowings of long-term debt incurred in July 2002 to acquire Wyo-Tech and a decline in the interest rate earned on investments in cash equivalents and marketable securities.

      Provision for Income Taxes. The effective income tax rate for the first quarter of fiscal 2003 decreased to 40.2% of income before taxes compared to 40.5% of income before taxes in the first quarter of fiscal 2002.

      Net Income. Net income for the first quarter of fiscal 2003 increased 112.2% to $13.7 million, or 11.9% of revenues, compared to net income of $6.5 million, or 8.8% of revenues, for the first quarter of fiscal 2002.

      Income per share. Diluted earnings per share for the first quarter of fiscal 2003 increased 114.3% to $0.30 per diluted common share compared to $0.14 per diluted common share for the first quarter of fiscal 2002.

Seasonality and Other Factors Affecting Quarterly Results

      Our revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

      In June 2002, the Company entered into a Credit Agreement for $100.0 million with a syndication of seven financial institutions administered by Bank of America, N.A which expires in July 2005. The Credit Agreement has been established to provide available funds for business acquisitions, to fund general corporate purposes, and to provide for letter of credit issuances of up to $5.0 million. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including LIBOR and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus  1/2 of 1% or the Bank of America prime rate, plus a margin of 0.25% to 0.75% depending on the Company’s consolidated leverage ratio as defined in the agreement. Fees associated with outstanding letters of credit issued under the terms of the agreement range from 1.5% to 2.0% and are also dependent on the Company’s consolidated leverage ratio. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, pro forma adjusted EBITDA, Department of Education financial responsibility composite score ratio, and limitations on long term student notes receivables. As of September 30, 2002, the Company was in compliance with all of these covenants. On July 1, 2002, the Company borrowed from the credit facility $43.0 million for the acquisition of Wyo-Tech. As of September 30, 2002, there were $20.0 million in borrowings outstanding under the credit facility. However, as of October 2002, the borrowings from the credit facility had been repaid. The Credit Agreement is secured by substantially all of the Company’s real and personal property including the stock of its significant operating subsidiaries and guaranteed by the Company’s present and future significant operating subsidiaries.

      Working capital amounted to $7.2 million as of September 30, 2002 and $60.1 million as of June 30, 2002 and the current ratios were 1.1:1 and 2.2:1, respectively. During the first quarter, we acquired Wyo-Tech for approximately $84.4 million and funded the acquisition by using approximately $41.4 million in cash and borrowing $43.0 million from the credit facility. Additionally, approximately $23.0 million of acquisition debt was repaid during the first quarter of fiscal 2003.

      Cash flows provided by operating activities amounted to $25.4 million in the first quarter of fiscal 2003 compared to $14.6 million provided by operating activities in the same period of fiscal 2002. The increase in cash provided by operating activities for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to the increases in earnings, income tax payable and prepaid tuition, partially offset by a decrease in accounts payable.

      Cash flows used in investing activities amounted to $69.4 million in the first quarter of fiscal 2003 compared to cash used in investing activities of $7.3 million in the first quarter of fiscal 2002. The increase in cash used in investing activities was primarily due to the acquisition of Wyo-Tech of approximately $80.8 million, net of $3.7 million of cash acquired in the acquisition partially offset by sales of marketable securities of $16.8 million in the first quarter of fiscal 2003 compared to the investment in marketable securities of $3.2 million for the same period of fiscal 2002. Capital expenditures increased to $5.4 million in the first quarter of fiscal 2003 compared to $4.1 million in the same period in fiscal 2002. The increase in capital expenditures was primarily due to the relocation, remodeling and enlargement of existing and new branch campuses and information systems expenditures.

      Cash flows provided by financing activities for the first quarter of fiscal 2003 amounted to $23.5 million compared to $0.6 million for the first quarter of fiscal 2002. The increase in cash provided by financing activities in the first quarter of fiscal 2003 was due to the increase in proceeds from borrowings of approximately $43.0 million to fund approximately 50% of the Wyo-Tech acquisition and increased proceeds from stock option exercises and common stock purchases in accordance with the employee stock purchase plan.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

      We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. As of September 30, 2002, our only assets or liabilities subject to risks from interest rate changes are (i) the mortgage debt in the aggregate amount of $1.6 million, (ii) notes receivable from students in the net aggregate amount of $3.0 million, and (iii) marketable securities of $8.9 million. Our mortgage debt, student notes receivable, and the marketable securities are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Item 4.     Controls and Procedures

      Within the 90 days prior to the filing date of this report, the Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the

“Commission”) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on such evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      In the ordinary conduct of our business, we and our colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations or financial condition. During the quarter ended September 30, 2002, there were no material developments in any of the legal proceedings we have previously reported.

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K.

      (a) Exhibits:

None

      (b) Reports on Form 8-K:

On July 2, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing that the Company had completed the acquisition of all the outstanding capital stock of Wyo-Tech Acquisition Corp. Inc.

On September 16, 2002, the Company filed a report on Form 8-K/ A with the Securities and Exchange Commission as required by Items 2 and 7 of such form regarding the pro forma financial information of the Company and its acquisition of Wyo-Tech Acquisition Corp. Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

November 14, 2002

/s/ DAVID G. MOORE

David G. Moore
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

November 14, 2002

/s/ DENNIS N. BEAL

Dennis N. Beal
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

      I, David G. Moore, certify that:

1. I have reviewed this quarterly report on Form 10-Q for Corinthian Colleges, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DAVID G. MOORE

David G. Moore
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Dennis N. Beal, certify that:

1. I have reviewed this quarterly report on Form 10-Q for Corinthian Colleges, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DENNIS N. BEAL

Dennis N. Beal
Executive Vice President and Chief Financial Officer
(Principle Financial and Accounting Officer)