Form 10-Q
period 2002-12-31
CORINTHIAN COLLEGES INC
filed 2003-02-14
CIK 1066134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      At February 6, 2003, there were 43,613,060 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Second Quarter Ended December 31, 2002

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2002

	(Amounts in thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,761	$6,687
Restricted cash	267	267
Marketable investments	25,706	18,413
Accounts receivable, net of allowance for doubtful accounts of $7,297 and $9,797 at June 30, 2002 and December 31, 2002, respectively	24,043	26,577
Student notes receivable, net of allowance for doubtful accounts of $320 and $304 at June 30, 2002 and December 31, 2002, respectively	726	925
Deferred tax assets	6,142	7,031
Prepaid expenses and other current assets	11,482	11,587

Total current assets	109,127	71,487
PROPERTY AND EQUIPMENT, net	36,956	56,807
OTHER ASSETS:
Goodwill, net	45,340	125,214
Other intangibles, net	12,085	11,678
Student notes receivable, net of allowance for doubtful accounts of $434 and $1,082 at June 30, 2002 and December 31, 2002, respectively	1,218	1,528
Deposits and other assets	3,080	4,198

TOTAL ASSETS	$207,806	$270,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,371	$8,357
Accrued compensation and related liabilities	15,800	20,959
Accrued expenses	2,671	7,375
Income tax payable	2,304	1,111
Prepaid tuition	13,332	23,584
Current portion of capital lease obligation	—	127
Current portion of long-term debt	585	135

TOTAL CURRENT LIABILITIES	49,063	61,648
LONG-TERM CAPITAL LEASE OBLIGATION, net of current portion	—	6,511
LONG-TERM DEBT, net of current portion	1,515	5,448
DEFERRED INCOME	147	74
DEFERRED TAX LIABILITY	5,920	6,618
OTHER LIABILITIES	107	135
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 80,000 shares authorized and 42,954 shares and 43,573 issued and outstanding at June 30, 2002 and December 31, 2002, respectively	4	4
Additional paid-in capital	67,023	76,560
Retained earnings	84,027	113,914

TOTAL STOCKHOLDERS’ EQUITY	151,054	190,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,806	$270,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2002	2001	2002

	(Amounts in thousands except per share data)

	(Unaudited)
NET REVENUE	$81,565	$127,191	$155,261	$242,816

OPERATING EXPENSES:
Educational services	43,264	60,283	83,149	118,179
General and administrative	6,972	14,578	12,980	24,820
Marketing and advertising	16,669	25,323	34,009	49,631

Total operating expenses	66,905	100,184	130,138	192,630

INCOME FROM OPERATIONS	14,660	27,007	25,123	50,186
Interest (income) expense, net	(356)	6	(776)	207
Other (income)	(612)	—	(612)	—

INCOME BEFORE PROVISION FOR INCOME TAXES	15,628	27,001	26,511	49,979
Provision for income taxes	6,298	10,855	10,707	20,092

NET INCOME	$9,330	$16,146	$15,804	$29,887

Income per share:
Basic	$0.22	$0.37	$0.37	$0.69

Diluted	$0.21	$0.35	$0.35	$0.65

Weighted average number of common shares outstanding:
Basic	42,560	43,384	42,512	43,203

Diluted	44,272	46,008	44,192	45,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,

	2001	2002

	(Amounts in thousands)

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,804	$29,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,083	5,779
Deferred income taxes	1,806	—
Loss (gain) on disposal of assets	25	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	407	(2,041)
Student notes receivable	490	(509)
Prepaid expenses and other assets	(1,487)	(285)
Accounts payable	392	(6,091)
Accrued expenses	1,927	6,231
Income tax payable	980	(1,193)
Prepaid tuition	2,200	5,730
Other long-term liabilities	(623)	(45)

Net cash provided by operating activities	25,004	37,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of schools and colleges, net of cash acquired	—	(80,788)
Sales of (investments in) marketable securities, net	(23,029)	7,293
Capital expenditures	(10,667)	(10,992)
Proceeds from sale of assets	805	—

Net cash (used in) investing activities	(32,891)	(84,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	58,600
Principal repayments on long-term debt and capital lease obligation	(587)	(55,187)
Proceeds from exercise of stock options and Employee Stock Purchase Plan, including tax benefit	2,960	9,537

Net cash provided by financing activities	2,373	12,950

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,514)	(34,074)
CASH AND CASH EQUIVALENTS, beginning of period	19,738	40,761

CASH AND CASH EQUIVALENTS, end of period	$14,224	$6,687

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools and colleges
Fair value of assets acquired	$—	$96,425
Net cash used in acquisitions	—	(80,788)

Liabilities assumed or incurred	$—	$15,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1 — The Company and Basis of Presentation

      At December 31, 2002, Corinthian Colleges, Inc. (the “Company”) operated 65 schools in the for profit, post-secondary education industry. All of the Company’s schools are accredited and grant either degrees (Associates, Bachelor and Master) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online and is approved to offer eight accredited degrees to exclusively online students. Effective January 1, 2003, the Company acquired all of the assets of Learning Tree University, Inc. and LTU Extension, Inc. (collectively “LTU” or “Learning Tree University”). Learning Tree University operates two training centers and offers continuing professional education, short duration certification programs, corporate training and custom learning solutions.

      The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the consolidated financial statements for the fiscal year ended June 30, 2002 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position, the results of operations, and cash flows for the three months and the six months ended December 31, 2002. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission (the “SEC”) on September 16, 2002. The results of operations for the three months and the six months ended December 31, 2002 are not necessarily indicative of results that could be expected for the entire fiscal year.

      The condensed consolidated financial statements as of December 31, 2002 and for the three months and six months then ended are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses from available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings. At December 31, 2002, there were no material unrealized gains or losses from available-for-sale securities.

Note 3 — Weighted Average Number of Common Shares Outstanding

      Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands and restated to reflect the two for one stock split effected in the form of a stock dividend on May 28, 2002):

	Three Months
	Ended		Six Months Ended
	December 31,		December 31,

	2001	2002	2001	2002

Basic common shares outstanding	42,560	43,384	42,512	43,203
Effects of dilutive securities:
Stock options	1,712	2,624	1,680	2,622

Diluted common shares outstanding:	44,272	46,008	44,192	45,825

Note 4 — New Accounting Pronouncements

      In June 2001, Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142, Accounting for Business Combinations, Goodwill and Other Intangible Assets, in its entirety effective July 1, 2002. Accordingly, under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on a annual basis. If the test indicates that goodwill is impaired, the goodwill will be written down to its fair value and a corresponding charge to earnings will be recorded. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. As a result of the adoption of SFAS No. 142 on July 1, there was no goodwill amortization for the first six months of fiscal 2003 compared to approximately $411,000 of goodwill amortization (pre-tax) in the first six months of fiscal 2002. Additionally, there was approximately $206,000 of goodwill amortization (pre-tax) in the second quarter of fiscal 2002. No impairment losses were recorded upon the initial adoption of SFAS No. 142. The adoption of SFAS No. 141 and SFAS No. 142 did not have an adverse material impact on our consolidated financial position, results of operations or earnings per share.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions — An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 is effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 is not expected to have a material impact on our consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to improve the clarity and prominence of disclosures about the pro forma effects of accounting for stock based compensation on the financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on our consolidated financial position or results of operations.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Pro Forma Summary Financial Information

      Effective July 1, 2002, the Company acquired all of the outstanding stock of Wyo-Tech Acquisition Corp. (“Wyo-Tech”) for approximately $84.4 million. The acquisition was financed with approximately $41.4 million in available cash and $43.0 million borrowed pursuant to a three year $100 million credit facility. Wyo-Tech operates two campuses under the Wyoming Technical Institute name in Laramie, Wyoming and Blairsville, Pennsylvania.

      The following table provides unaudited pro forma financial data for the Company reflecting the completion of the Wyo-Tech acquisition as if it occurred July 1, 2001. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results of operations for the prior period exclude consulting and management fees paid by Wyo-Tech to its parent company and goodwill amortization and reflect a decrease in interest income and an increase in interest expense related to the combination of cash and debt used to fund the acquisition.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2002	2001	2002

Net revenue	$91,436	$127,191	$172,288	$242,816
Net income	10,287	16,146	17,351	29,887
Earnings per share — basis	$0.24	$0.37	$0.41	$0.69
Earnings per share — diluted	$0.23	$0.35	$0.39	$0.65

Note 6 — Subsequent Events

      Effective January 1, 2003, the Company acquired substantially all of the assets of Learning Tree University, Inc. and LTU Extension, Inc. LTU offers continuing professional education, short duration certificate programs, comprehensive corporate training and customized learning solutions at two training centers in Southern California, seminars in 40 cities nationwide and offers both instructor-led and online training. The purchase price of approximately $5.3 million, subject to certain working capital adjustments, includes deferred payments over the next two years of up to $2.0 million that will be paid to the sellers only if certain operating results benchmarks are achieved by LTU during that time period.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company’s tuition pricing, integration risks associated with acquired campuses and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risks Related to Our Business” in the Company’s Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

      Our discussions and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, intangible assets, income taxes, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts.

Intangible Assets. We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Although we believe our intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Deferred Taxes. We currently have deferred tax assets which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of our deferred tax assets annually.

Results of Operations

      Comparisons of results of operations between the first six months of fiscal 2003 and the first six months of fiscal 2002 are difficult due to the acquisitions of NST and its three campuses on April 1, 2002 and Wyo-Tech and its two campuses on July 1, 2002 and the opening of four branch campuses since the second quarter of fiscal 2002. At December 31, 2002 we operated 65 campuses, compared to 57 campuses at December 31, 2001. The following table summarizes our operating results as a percentage of net revenue for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,

	2001	2002	2001	2002

Statement of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services	53.0	47.4	53.5	48.7
General and administrative	8.6	11.5	8.4	10.2
Marketing and advertising	20.4	19.9	21.9	20.4

Total operating expenses	82.0	78.8	83.8	79.3
Income from operations	18.0	21.2	16.2	20.7
Interest (income), net	(0.4)	—	(0.5)	0.1
Other (income)	(0.7)	—	(0.4)	—

Income before income taxes	19.1	21.2	17.1	20.6
Provision for income taxes	7.7	8.5	6.9	8.3

Net income	11.4%	12.7%	10.2%	12.3%

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

      Net Revenues. Net revenues increased $45.6 million, or 55.9%, from $81.6 million in the second quarter of fiscal 2002 to $127.1 million in the second quarter of fiscal 2003, due primarily to a 38.3% increase in student population and a 11.4% increase in the average earning rate per student. At December 31, 2002, student population was 40,057, compared with 28,973 at December 31, 2001.

      Educational Services. Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies expenses, and bad debt expense. As a percentage of net revenues, educational services expense decreased from 53.0% of revenues in the second quarter of fiscal 2002 to 47.4% of revenues for the second quarter of fiscal 2003. Educational services expense increased $17.0 million, or 39.3%, from $43.3 million in the second quarter of fiscal 2002 to $60.3 million in the second quarter of fiscal 2003. The increase was due primarily to expenses required to support the 38.3%

increase in student population, wage increases for employees, increases in bookstore expenses, increases in facility rent expense, and additional depreciation and other expenses of five acquired campuses and four new branch campuses opened since December 31, 2001. Bad debt expense for the second quarter of fiscal 2003 amounted to $5.2 million and decreased to 4.1% of revenues, compared to $4.8 million or 5.9% of revenues for the second quarter of fiscal 2002. During the second quarter, 12 courses were adopted into various schools.

      General and Administrative. As a percentage of net revenues, general and administrative expenses increased from 8.6% of revenues in the second quarter of fiscal 2002 to 11.5% of revenues for the second quarter of fiscal 2003. General and administrative expense increased $7.6 million from $7.0 million in the second quarter of fiscal 2002 to $14.6 million in the second quarter of fiscal 2003, primarily as a result of additional performance bonuses earned as a result of the improved operating results, additional headquarters staff required to support the 55.9% increase in revenues and 38.3% increase in student population, wage increases for employees, expenses incurred to support the increase in the number of campuses operated by the Company and increases in outside services which include accounting, legal and consulting expenses.

      Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expense decreased from 20.4% of revenues in the second quarter of fiscal 2002 to 19.9% of revenues for the second quarter of fiscal 2003. Marketing and advertising expenses increased $8.7 million from $16.7 million in the second quarter of fiscal 2002 to $25.3 million in the second quarter of fiscal 2003. The increase was due primarily to the increased volume of advertising required to support the five acquired campuses and four new branch campus openings since the second quarter of fiscal 2002 and additional admissions and marketing support staff necessary to support the 31.0% increase in student starts in the second quarter of fiscal 2003.

      Income from Operations. Income from operations in the second quarter of fiscal 2003 increased 84.2% to $27.0 million, or 21.2% of revenues, compared to $14.7 million, or 18.0% of revenues in the second quarter of fiscal 2002.

      Interest (Income) Expense, net. Interest income amounted to $0.3 million and interest expense amounted to $0.3 million in the second quarter of fiscal 2003. In the same period of the prior year, interest income amounted to $0.4 million. The change from prior year was due to a combination of a reduction in marketable securities and investments due to cash used to fund acquisitions as well as a decline in the interest rate earned on investments in cash equivalents and marketable securities.

      Provision for Income Taxes. The effective income tax rate for the second quarter of fiscal 2003 decreased to 40.2% of income before taxes compared to 40.3% of income before taxes in the second quarter of fiscal 2002.

      Net Income. Net income for the second quarter of fiscal 2003 increased 73.1% to $16.1 million, or 12.7% of revenues, compared to $9.3 million, or 11.4% of revenues, for the second quarter of fiscal 2002.

      Income per Share. Diluted earnings per common share for the second quarter of fiscal 2003 increased 66.7% to $0.35 per diluted common share compared to $0.21 per diluted common share for the second quarter of fiscal 2002. Diluted earnings per common share for the second quarter of fiscal 2002 includes $0.01 per share from a non-recurring gain from the sale of real estate.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001

      Net Revenues. Net revenues increased $87.6 million, or 56.4%, from $155.3 million in the first six months of fiscal 2002 to $242.8 million in the first six months of fiscal 2003, due primarily to a 38.3% increase in the student population at December 31, 2002 and a 11.0% increase in average earning rate per student. At December 31, 2002, the student population was 40,057, compared with 28,973 at December 31, 2001.

      Educational Services. Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies costs, and bad debt expense. As a percentage of net revenues, educational services expense decreased from 53.5% of revenues for the first six months of fiscal 2002 to 48.7% of revenues for the first six months of fiscal 2003. Educational services expense increased $35.0 million, or 42.1%, from $83.2 million in the first six months of fiscal 2002 to $118.2 million in the first six months of fiscal 2003, due primarily to the expenses required to support the 38.3% increase in student population, wage increases for employees, increases in bookstore expenses, additional depreciation expense, and expenses required to operate the five acquired campuses and four new branch campuses opened since December 31, 2001. Bad debt expense for the first six months of fiscal 2003 amounted to $10.0 million and decreased to 4.1% of revenues, compared to 6.0% of revenues for fiscal 2002. For the six months year to date, the Company adopted 21 programs into various schools.

      General and Administrative. As a percentage of net revenues, general and administrative expense increased from 8.4% of revenues for the first six months of fiscal 2002 to 10.2% of revenues for the first six months of fiscal 2003. General and administrative expense increased $11.8 million, from $13.0 million in the first six months of fiscal 2002 to $24.8 million in the first six months of fiscal 2003, primarily as a result of additional performance bonuses earned as a result of the improved operating results, additional headquarters staff required to support the 56.4% increase in revenues, 38.3% increase in student population and expenses incurred to support the nine additional campuses acquired or opened since December 31, 2001, wage increases for employees, and increases in outside services, which includes accounting, legal and consulting expenses.

      Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expense decreased from 21.9% of revenues for the first six months of fiscal 2002 to 20.4% of revenues for the first six months of fiscal 2003. Marketing and advertising expense increased $15.6 million, or 45.9%, from $34.0 million in the first six months of fiscal 2002 to $49.6 million in the first six months of fiscal 2003. The increase was primarily due to the increased volume of advertising required to support the nine additional campuses opened or acquired since December 31, 2002, and additional admissions and marketing staff necessary to support the 35.2% increase in student starts in the first six months of fiscal 2003. Also contributing to the increase in marketing and advertising expense was advertising cost inflation and wage increases for employees.

      Income from Operations. Income from operations for the first six months of fiscal 2003 increased 100.0% to $50.2 million, or 20.7% of revenues, compared to $25.1 million, or 16.2% of revenues in the same period last year.

      Interest (Income) Expense, net. Interest expense (net of interest income of $0.5 million) amounted to $0.2 million for the first six months of fiscal 2003. In the same period of the prior year, interest income (net of interest expense of $0.1 million) amounted to $0.8 million. The increase in net interest expense in fiscal 2003 was primarily due to interest expense related to borrowings of long-term debt incurred in July 2002 to acquire Wyo-Tech, a decrease in investments because cash was used to fund acquisitions and a decline in the interest rate earned on investments.

      Provision for Income Taxes. The effective income tax rate for the first six months of fiscal 2003 decreased to 40.2% of income before taxes compared to 40.4% of income before taxes in the first six months of fiscal 2002.

      Net Income. Net income for the first six months of fiscal 2003 increased 89.1% to $29.9 million, or 12.3% of revenues compared to $15.8 million, or 10.2% of revenues, for the first six months of fiscal 2002.

      Income per Share. Diluted earnings per common share for the first six months of fiscal 2003 increased 85.7% to $0.65 per diluted common share compared to $0.35 per diluted common share for the first six months of fiscal 2002. Diluted earnings per common share for the first six months of fiscal 2002 include $0.01 per share from the non-recurring gain on the sale of real estate in the second quarter of fiscal 2002.

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

Liquidity and Capital Resources

      In June 2002, the Company entered into a Credit Agreement for $100.0 million with a syndication of seven financial institutions administered by Bank of America, N.A which expires in July 2005. The Credit Agreement has been established to provide available funds for business acquisitions, to fund general corporate purposes, and to provide for letter of credit issuances of up to $10.0 million. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including LIBOR and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus  1/2 of 1% or the Bank of America prime rate, plus a margin of 0.25% to 0.75% depending on the Company’s consolidated leverage ratio as defined in the agreement. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, pro forma adjusted EBITDA, Department of Education financial responsibility composite score ratio, and limitations on long term student notes receivables. As of December 31, 2002, the Company was in compliance with all of these covenants. As of December 31, 2002, there were $4.0 million in borrowings outstanding under the credit facility, which was repaid in January 2003. The Credit Agreement is secured by substantially all of the Company’s real and personal property including the stock of its significant operating subsidiaries and guaranteed by the Company’s present and future significant operating subsidiaries.

      Working capital amounted to $9.8 million as of December 31, 2002 and $60.1 million as of June 30, 2002 and the current ratios were 1.2:1 and 2.2:1, respectively. During the first quarter of fiscal 2003, we acquired Wyo-Tech for approximately $84.4 million and funded the acquisition by using approximately $41.4 million in cash and borrowing $43.0 million from the credit facility. All of the acquisition debt was repaid prior to October 31, 2002. However, from time-to-time we expect to access the credit facility for borrowings.

      Cash flows provided by operating activities amounted to $37.5 million in the first six months of fiscal 2003 compared to $25.0 million provided by operating activities in the same period of fiscal 2002. The increase in cash provided by operating activities for the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was primarily due to the increases in earnings, accrued expenses and prepaid tuition, partially offset by decreases in accounts payable and accounts receivable.

      Cash flows used in investing activities amounted to $84.5 million in the first six months of fiscal 2003 compared to cash used in investing activities of $32.9 million in the first six months of fiscal 2002. The increase in cash used in investing activities was primarily due to the acquisition of Wyo-Tech for approximately $80.8 million, net of $3.6 million of cash acquired in the acquisition, partially offset by the sales of marketable securities of $7.3 million in the first six months of fiscal 2003 compared to investments in marketable securities of $23.0 million for the same period of fiscal 2002. Capital expenditures increased to approximately $11.0 million in the first six months of fiscal 2003 compared to $10.7 million in the same period in fiscal 2002. Capital expenditures in fiscal 2003 were incurred primarily to fund relocations, remodels and enlargements of existing campuses, to construct new branch campuses, as well as to fund information systems expenditures. We expect capital expenditures to approximate $30.0 million for fiscal 2003.

      Cash flows provided by financing activities for the first six months of fiscal 2003 amounted to approximately $13.0 million compared to $2.4 million for the first six months of fiscal 2002. The increase in cash provided by financing activities in the first six months of fiscal 2003 was due to the net increase in borrowings of approximately $3.4 million and increased proceeds from stock option exercises and employee stock purchases under the employee stock purchase plan.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

      We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. As of December 31, 2002, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $5.6 million, (ii) student notes receivable, net in the aggregate amount of $2.5 million, and (iii) marketable investments of $18.4 million. Our mortgage debt, student notes receivable, and the marketable investments are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Item 4.     Controls and Procedures

      Within the 90 days prior to the filing date of this report, the Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on such evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

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

      As disclosed in our report on Form 10-K for the fiscal year ended June 30, 2002, one of the legal actions currently pending against us is Aldape, et al. v. Corinthian Schools, Inc., et al., filed on July 11, 2002, in Los Angeles Superior Court in Los Angeles, California by nine former students of the Company’s Bryman campus in Los Angeles, California (the “Individual Plaintiffs”) and the Trade School Review Association, a California nonprofit association.

      The written enrollment agreement between the Company and each of the Individual Plaintiffs (as well as virtually every student enrolled in our campuses from May 1999 to the present) provides that all disputes between students and the Company will be resolved through binding arbitration instead of litigation. Accordingly, we filed a motion in the Los Angeles Superior Court seeking to compel the plaintiffs to submit their claims to binding arbitration and to stay the Superior Court litigation. After hearing arguments on this motion, the Court deferred its ruling and stayed the entire case until a decision is rendered in an unaffiliated case with similar characteristics, Cruz v. Pacificare, currently pending before the California Supreme Court.

Item 2.     Changes in Securities and Use of Proceeds

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      On November 21, 2002, the Company held its Annual Meeting of Stockholders in Santa Ana, California. Stockholders approved all the initiatives put forth by the Company’s Board of Directors and elected all nominees for Directors of the Company. The initiatives were (i) to elect two individuals as Class I members of the Company’s Board of Directors and (ii) a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for its fiscal year ending June 30, 2003. No other business or actions were proposed at the Annual Meeting of Stockholders. A total of 34,711,980 shares were represented, in person or by proxy, and entitled to vote at the Annual Meeting of Stockholders. Such shares represented 80.38% of the total number of shares entitled to vote at such meeting. The following reflects the tabulation of votes for each initiative placed before the stockholders of the Company:

1) Nominees for a three year term as Class I members of the Company’s Board of Directors:

Nominee		No. of Votes

Loyal Wilson	For	33,457,855
	Withheld	1,254,125
Michael P. Berry	For	33,453,114
	Withheld	1,258,866

No other persons were nominated or received votes to be Class I Directors of the Company.

2)	To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2003:

No. of Votes

For	34,242,495
Against	461,412
Abstain	8,073

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.66	Asset Purchase Agreement, dated as of December 17, 2002, by and among Corinthian Colleges, Inc., Learning Tree University, Inc., a California nonprofit public benefit corporation, LTU Extension, Inc., a California corporation and Michael Gould.

      (b) Reports on Form 8-K:

           None

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

February 13, 2003

/s/ DAVID G. MOORE

David G. Moore
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

February 13, 2003

/s/ DENNIS N. BEAL

Dennis N. Beal
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, David G. Moore, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Corinthian Colleges, Inc.;

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

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 13, 2003

/s/ DAVID G. MOORE

David G. Moore
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Dennis N. Beal, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Corinthian Colleges, Inc.;

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

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 13, 2003

/s/ DENNIS N. BEAL

Dennis N. Beal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

10.66	—	Asset Purchase Agreement, dated as of December 17, 2002, by and among Corinthian Colleges, Inc., Learning Tree University, Inc., a California nonprofit public benefit corporation, LTU Extension, Inc., a California corporation and Michael Gould.