Form 10-Q
period 2003-03-31
CORINTHIAN COLLEGES INC
filed 2003-05-15
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No  [  ]

At May 2, 2003, there were 43,799,704 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2002	2003

	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,761	$35,964
Restricted cash	267	10
Marketable investments	25,706	7,841
Accounts receivable, net of allowance for doubtful accounts of $7,297 and $10,777 at June 30, 2002 and March 31, 2003, respectively	24,043	28,290
Student notes receivable, net of allowance for doubtful accounts of $320 and $505 at June 30, 2002 and March 31, 2003, respectively	726	767
Deferred tax assets	6,142	7,031
Prepaid expenses and other current assets	11,482	13,253

TOTAL CURRENT ASSETS	109,127	93,156
PROPERTY AND EQUIPMENT, net	36,956	70,151
OTHER ASSETS:
Goodwill, net	45,340	125,730
Other intangibles, net	12,085	13,618
Student notes receivable, net of allowance for doubtful accounts of $434 and $1,182 at June 30, 2002 and March 31, 2003, respectively	1,218	1,560
Deposits and other assets	3,080	3,431

TOTAL ASSETS	$207,806	$307,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,371	$13,120
Accrued compensation and related liabilities	15,800	25,761
Accrued expenses	2,671	9,428
Income tax payable	2,304	1,193
Prepaid tuition	13,332	24,259
Current portion of capital lease obligation	—	192
Current portion of long-term debt	585	133

TOTAL CURRENT LIABILITIES	49,063	74,086
LONG-TERM CAPITAL LEASE OBLIGATION, net of current portion	—	12,639
LONG-TERM DEBT, net of current portion	1,515	1,411
DEFERRED INCOME	147	37
DEFERRED TAX LIABILITY	5,920	6,618
OTHER LIABILITIES	107	148
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 80,000 shares authorized and 42,954 shares and 43,778 issued and outstanding at June 30, 2002 and March 31, 2003, respectively	4	4
Additional paid-in capital	67,023	80,749
Retained earnings	84,027	131,954

TOTAL STOCKHOLDERS’ EQUITY	151,054	212,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,806	$307,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2003	2002	2003

	(In thousands, except share and per share data)
		(Unaudited)
NET REVENUES	$88,334	$135,548	$243,595	$378,364
OPERATING EXPENSES:
Educational services	43,942	63,665	127,091	181,844
General and administrative	7,988	13,093	20,968	37,913
Marketing and advertising	18,141	28,642	52,150	78,273

Total operating expenses	70,071	105,400	200,209	298,030

INCOME FROM OPERATIONS	18,263	30,148	43,386	80,334
Interest (income) expense, net	(338)	(11)	(1,114)	196
Other income	—	(8)	(612)	(8)

INCOME BEFORE PROVISION FOR INCOME TAXES	18,601	30,167	45,112	80,146
Provision for income taxes	7,496	12,127	18,203	32,219

NET INCOME	$11,105	$18,040	$26,909	$47,927

Income per share:
Basic	$0.26	$0.41	$0.63	$1.10

Diluted	$0.25	$0.39	$0.60	$1.04

Weighted average number of common shares outstanding:
Basic	42,770	43,653	42,596	43,352

Diluted	44,828	46,016	44,412	45,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,

	2002	2003

	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,909	$47,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,825	9,343
Deferred taxes	1,806	—
Loss (gain) on disposal of assets	25	(8)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,586	(3,700)
Student notes receivable	760	(383)
Prepaid expenses and other assets	(817)	(1,076)
Accounts payable	1,949	(1,913)
Accrued expenses	8,050	13,080
Income tax payable	2,398	(1,111)
Prepaid tuition	5,134	6,237
Other long-term liabilities	(647)	(69)

Net cash provided by operating activities	51,978	68,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	—	(83,785)
Change in restricted cash	—	257
Sales of (investments in) marketable securities, net	(47,435)	17,865
Capital expenditures, net of disposals	(14,553)	(20,544)
Proceeds from sale of assets	805	8

Net cash (used in) investing activities	(61,183)	(86,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	58,600
Principal repayments on long-term debt and capital lease obligation	(1,498)	(59,251)
Proceeds from exercise of stock options and Employee Stock Purchase Plan, including tax benefit	5,193	13,726

Net cash provided by financing activities	3,695	13,075

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,510)	(4,797)
CASH AND CASH EQUIVALENTS, beginning of period	19,738	40,761

CASH AND CASH EQUIVALENTS, end of period	$14,228	$35,964

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools and colleges
Fair value of assets acquired	$—	$100,181
Net cash used in acquisitions	—	(83,785)

Liabilities assumed or incurred	$—	$16,396

Capital lease additions	$—	$6,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

Note 1 - The Company and Basis of Presentation

          At March 31, 2003, Corinthian Colleges, Inc. (the “Company’’) operated 67 schools in the for profit, post-secondary education industry. All of the Company’s schools are accredited and grant either degrees (Associate, Bachelor and Master) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online and is approved to offer eight accredited degrees to exclusively online students. Effective January 1, 2003, the Company acquired all of the assets of Learning Tree University, Inc. and LTU Extension, Inc. (collectively “LTU” or “Learning Tree University”). LTU operates two training centers and offers continuing professional education, short duration certification programs, corporate training and customized learning solutions.

          The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements for the fiscal year ended June 30, 2002 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position, the results of operations, and cash flows for the three months and the nine months ended March 31, 2003 and 2002. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission (the “SEC’’) on September 16, 2002 (see Seasonality and Other Factors Affecting Quarterly Results).

          The condensed consolidated financial statements as of March 31, 2003 and 2002 and for the three months and nine months then ended are consolidated and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Marketable Securities

          Marketable investments primarily include interest bearing available-for-sale securities with a maturity date of less than one year.

          Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

          Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses from available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings. At March 31, 2003, there were no material unrealized gains or losses from available-for-sale securities.

Note 3 – Weighted Average Number of Common Shares Outstanding

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

           The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands and restated to reflect the two for one stock split effected in the form of a stock dividend on May 28, 2002):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2003	2002	2003

Basic common shares outstanding	42,770	43,653	42,596	43,352
Effects of dilutive securities:
Stock options	2,058	2,363	1,816	2,524

Diluted common shares outstanding	44,828	46,016	44,412	45,876

Note 4 – New Accounting Pronouncements

          In June 2001, Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142, Accounting for Business Combinations, Goodwill and Other Intangible Assets, in its entirety effective July 1, 2002. Accordingly, under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on an annual basis. If the test indicates that goodwill is impaired, the goodwill will be written down to its fair value and a corresponding charge to earnings will be recorded. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. As a result of the adoption on July 1, 2002, of SFAS No. 142, there was no goodwill amortization expense for the first nine months of fiscal 2003, compared to approximately $618,000 of goodwill amortization expense (pre-tax) in the first nine months of fiscal 2002. Additionally, there was approximately $206,000 of goodwill amortization expense (pre-tax) in the third quarter of fiscal 2002. No impairment losses were recorded upon the initial adoption of SFAS No. 142. The adoption of SFAS No. 141 and SFAS No. 142 did not have an adverse material impact on our consolidated financial position, results of operations or earnings per share.

          In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions – An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 is effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 is not expected to have an adverse material impact on our consolidated financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to improve the clarity and prominence of disclosures about the pro forma effects of accounting for stock based compensation on the financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports for interim periods beginning after December 15, 2002; hence the Company has adopted the disclosure provisions of SFAS No. 148 for this quarter end.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”). Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The Company does not expect Interpretation 45 to have a material effect on its financial condition or results of operations.

           In January 2003, the FASB issued the Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”). Interpretation 46 requires a company to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 is immediately effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, with respect to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company does not have Variable Interest Entities, or Special Purpose Entities (“SPEs”) and the adoption of Interpretation 46 will not have an impact on our consolidated financial position or results of operations.

Note 5 – Pro Forma Summary Financial Information

          Effective July 1, 2002, the Company acquired all of the outstanding stock of Wyo-Tech Acquisition Corp. (“Wyo-Tech”) for approximately $84.4 million. The acquisition was financed with approximately $41.4 million of available cash and $43.0 million of borrowings pursuant to a three-year $100 million credit facility. Wyo-Tech operates two campuses under the Wyoming Technical Institute name in Laramie, Wyoming and Blairsville, Pennsylvania.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2003	2002	2003

Net revenue	$98,009	$135,548	$270,297	$378,364
Net income	12,734	18,040	30,085	47,927
Earnings per share - basis	$0.30	$0.41	$0.71	$1.10
Earnings per share - diluted	$0.28	$0.39	$0.67	$1.04

          Wyo-Tech operates two campuses, which grant diplomas and degrees in the automotive and diesel technology fields. The Company acquired Wyo-Tech in order to gain entry into the field of automotive and diesel mechanic diploma and degree programs. The purchase of Wyo-Tech also gives the Company a nationally recognized name in the field of automotive and diesel mechanic training and a national sales force that the Company believes can be utilized to offer other curricula owned by the Company to potential students. The potential for realization of significant improvement in operating results, through a combination of curriculum enhancement and increased management efficiency, was determined to be high and was a critical factor in the determination of the final purchase price, which resulted in the recognition of goodwill. We have adopted SFAS 142, and consequently are not amortizing goodwill. At the time of acquisition no value was readily determinable for assignment to other intangible assets. The Company is currently conducting a study to determine the amount, if any, that is assignable to other intangible assets.

Note 6 – Acquisitions

          Effective January 1, 2003, the Company acquired substantially all of the assets of Learning Tree University, Inc. and LTU Extension, Inc. (collectively “LTU”). LTU offers continuing professional education, short duration certificate programs, comprehensive corporate training and customized learning solutions at two training centers in Southern California. LTU also conducts seminars in 40 cities nationwide and offers both instructor-led and online training. Through the acquisition of LTU, the Company gained a platform to penetrate the corporate training, continuing education and customized learning solutions markets. The cash purchase price of approximately $5.3 million, subject to certain working capital adjustments, includes deferred payments over the next two years of up to $2.0 million that will be paid in cash to the sellers only if certain operating benchmarks are achieved by LTU during that time period.

Note 7 – Stock Options

          On April 28, 1998, the Board of Directors adopted the 1998 Performance Award Plan (the “Plan”). Under the Plan, as amended, 6,516,536 options, stock appreciation rights or other common stock based securities may be granted to directors, officers, employees and other eligible persons. Shareholders ratified the Plan in November 2001. Options granted under the Plan have expiration dates not longer than 10 years. Options granted generally vest over a period of 2 to 4 years.

          The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, related to options issued to employees and SFAS No. 148, Accounting for Stock-based Compensation Transition and Disclosure. No stock-based employee compensation cost is reflected in net income, as all options, stock appreciation rights or other common stock based securities granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2003	2002	2003

	(In thousands, except per share data)
		(Unaudited)
Net income, as reported	$11,105	$18,040	$26,909	$47,927
Stock-based compensation included above	—	—	—	—
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,384)	(2,423)	(3,621)	(6,545)

Pro forma net income	$9,721	$15,617	$23,288	$41,382

Basic earnings per share:
As reported	$0.26	$0.41	$0.63	$1.10
Pro forma	$0.23	$0.36	$0.55	$0.95
Diluted earnings per share:
As reported	$0.25	$0.39	$0.60	$1.04
Pro forma	$0.22	$0.34	$0.52	$0.90

          The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option, stock appreciation grant, and other common stock based securities was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2003	2002	2003

Risk-free rate	5.55%	4.97%	5.55%	5.11%
Expected years until exercise	7 years	7 years	7 years	7 years
Expected stock volatility	98%	35%	85%	62%
Expected dividends	$—	$—	$—	$—

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

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We maintain a revenue recognition policy. Revenues consist primarily of tuition and fees derived from courses taught in our colleges, schools, and training centers. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the term of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying condensed consolidated balance sheets as such amount is expected to be earned within the next year.

Students attending the Company’s institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs) or (ii) courses leading to an associate, bachelor or master’s degree. Costs of programs or credit hours for courses are clearly identified in the Company’s enrollment agreements. At the start of each student’s respective program or course of study leading to a degree, the student executes an enrollment agreement, which specifies the field of study, the expected length of study, and the cost of the program or course. The Company recognizes revenue from tuition and fees on a straight-line basis over the term, or length of the applicable course or program of study. Additionally, to insure the delivery of education has occurred, either attendance is taken or academic events are conducted at appropriate intervals to insure that the student is completing his or her respective field of study within the acceptable time period. If a student withdraws from an institution, the Company ceases recognition of revenue.

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

Many of our students participate in federally guaranteed student loan programs. The federally guaranteed student loans are authorized by the Higher Education Act (“HEA”) of 1965 and are guaranteed by an agency of the federal government, not the Company. The guaranteed loans are neither guaranteed by the Company, nor can the student guaranteed loans become an obligation of the Company. Accordingly, the Company does not record an obligation to repay any of the guaranteed loans that are not repaid by its former students and the Company does not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federally guaranteed student loans.

The guarantee of student loans is provided by an agency of the federal government and not the Company. If an institution’s former students’ default rate on guaranteed loans (Cohort Default Rate) equals or exceeds 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. The Company’s institutions’ Cohort Default Rates act as a gatekeeper to the institutions’ eligibility to participate in the federal student financial aid programs. The Company has no obligation to repay any of the federally guaranteed loans that its former students default upon, even if the Cohort Default Rates of its students exceed permitted levels. Rather, if the Cohort Default Rates at a particular institution exceed 25% for three years in a row, the institution’s students may lose eligibility to receive federal student financial assistance.

Intangible Assets. We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. The Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, and is not amortizing goodwill. At the time of the Wyo-Tech and LTU acquisitions, no values were readily determinable for assignment to other intangible assets. The Company is conducting studies to determine the amount that is assignable to other intangible assets, such as curriculum. Although we believe our intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Deferred Taxes. We currently have deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of our deferred tax assets annually.

Stock-based Compensation. The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, related to options issued to employees and SFAS No. 148, Accounting for Stock-based Compensation Transition and Disclosure. No stock-based employee compensation cost is reflected in net income, as all options, stock appreciation rights or other common stock based securities granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Results of Operations

          Comparisons of results of operations between the first nine months of fiscal 2003 and the first nine months of fiscal 2002 are affected by the acquisitions of NST and its three campuses on April 1, 2002, Wyo-Tech and its two campuses on July 1, 2002, and LTU and its two training centers on January 1, 2003, as well as the opening of five branch campuses since the third quarter of fiscal 2002. At March 31, 2003, the company operated 67 campuses and two training centers, compared to 57 campuses at March 31, 2002. The following table summarizes our operating results as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2003	2002	2003

Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	49.7	47.0	52.2	48.1
General and administrative	9.0	9.7	8.6	10.0
Marketing and advertising	20.6	21.1	21.4	20.7

Total operating expenses	79.3	77.8	82.2	78.8
Income from operations	20.7	22.2	17.8	21.2
Interest (income) expense, net	(0.4)	—	(0.4)	—
Other income	—	—	(0.3)	—

Income before provision for income taxes	21.1	22.2	18.5	21.2
Provision for income taxes	8.5	8.9	7.5	8.5

Net income	12.6%	13.3%	11.0%	12.7%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

          Net Revenues. Net revenues increased $47.2 million, or 53.4%, from $88.3 million in the third quarter of fiscal 2002 to $135.5 million in the third quarter of fiscal 2003, due primarily to a 35.6% increase in total student population, a 20.6% increase in same school population and a 11.3% increase in the average earning rate per student. At March 31, 2003, student population was 43,387, compared with 31,991 at March 31, 2002. Revenue in same schools increased 28.0% for the third quarter of fiscal 2003. The Company defines same schools as those colleges, schools, and training centers that have been owned and operated by the Company for four full quarters. Core growth in revenues increased 31.0% in our fiscal 2003 third quarter ended March 31, 2003. The Company defines core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools, and training centers acquired within the last four full quarters.

          Educational Services. Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supply expense, and bad debt expense. As a percentage of net revenues, educational services expense decreased from 49.7% of revenues in the third quarter of fiscal 2002 to 47.0% of revenues for the third quarter of fiscal 2003. Educational services expense increased $19.7 million, or 44.9%, from $43.9 million in the third quarter of fiscal 2002 to $63.6 million in the third quarter of fiscal 2003. The increase was due primarily to expenses required to support the 35.6% increase in student population, wage increases for employees, increases in bookstore expenses, increases in facility rent expense, additional depreciation and other expenses relating to the five acquired campuses, two acquired training centers and five new branch campuses opened since March 31, 2002. Bad debt expense for the third quarter of fiscal 2003 amounted to $5.1 million and decreased to

3.7% of revenues, compared to $4.8 million or 5.4% of revenues for the third quarter of fiscal 2002. During the third quarter, 19 new programs were adopted into existing schools.

          General and Administrative. General and administrative expenses include corporate costs such as incentive compensation, payroll and payroll related expenses, and professional fees. As a percentage of net revenues, general and administrative expenses increased from 9.0% of revenues in the third quarter of fiscal 2002 to 9.7% of revenues for the third quarter of fiscal 2003. General and administrative expense increased $5.1 million from $8.0 million in the third quarter of fiscal 2002 to $13.1 million in the third quarter of fiscal 2003, primarily as a result of additional performance bonuses earned as a result of the improved operating results, additional headquarters staff required to support the 53.4% increase in revenues and 35.6% increase in student population, wage increases for employees, expenses incurred to support the increase in the number of campuses operated by the Company and increases in outside services which include accounting, legal and consulting expenses.

          Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expense increased from 20.6% of revenues in the third quarter of fiscal 2002 to 21.1% of revenues for the third quarter of fiscal 2003. Marketing and advertising expenses increased $10.5 million from $18.1 million in the third quarter of fiscal 2002 to $28.6 million in the third quarter of fiscal 2003. The increase was due primarily to the 29.0% increase in total student starts and 15.3% increase in same school starts, as well as increased volume of advertising required to support the five acquired campuses, two acquired training centers and five new branch campus openings since the third quarter of fiscal 2002.

          Income from Operations. As a percentage of net revenues, income from operations increased from 20.7% of revenues in the third quarter of fiscal 2002 to 22.2% of revenues for the third quarter of fiscal 2003. Income from operations increased $11.8 million from $18.3 million in the third quarter of fiscal 2002 to $30.1 million in the third quarter of fiscal 2003.

          Interest (Income) Expense, net. Interest income (net of interest expense of $0.3 million) amounted to less than $0.05 million in the third quarter of fiscal 2003. In the same period of the prior year, interest income (net of interest expense of less than $0.05 million) amounted to $0.3 million. The decrease in net interest income from prior year is primarily due to an increase in interest expense related to capital lease obligations, a decrease in investments due to cash used to fund acquisitions and a decline in the interest rate earned on investments.

          Provision for Income Taxes. The effective income tax rate for the third quarter of fiscal 2003 decreased to 40.2% of income before taxes compared to 40.3% of income before taxes in the third quarter of fiscal 2002.

          Net Income. As a percentage of net revenues, net income increased from 12.6% of revenues in the third quarter of fiscal 2002 to 13.3% of revenues for the third quarter of fiscal 2003. Net income increased $6.9 million from $11.1 million in the third quarter of fiscal 2002 to $18.0 million in the third quarter of fiscal 2003.

          Income per Share. Diluted earnings per common share for the third quarter of fiscal 2003 increased 56.0% to $0.39 per diluted common share compared to $0.25 per diluted common share for the third quarter of fiscal 2002.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

          Net Revenues. Net revenues increased $134.8 million, or 55.3%, from $243.6 million in the first nine months of fiscal 2002 to $378.4 million in the first nine months of fiscal 2003. This increase is due primarily to a 35.6% increase in total student population, a 20.6% increase in same school population as of March 31, 2003 and an 11.1% increase in the average earning rate per student for the nine months ended March 31, 2003. The student population was 43,387 at March 31, 2003, compared with 31,991 at March 31, 2002.

          Educational Services. Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies costs, and bad debt expense. As a percentage of net revenues, educational services expense decreased from 52.2% of revenues for the first nine months of fiscal 2002 to 48.1% of revenues for the first nine months of fiscal 2003. Educational services expense increased $54.8 million, or 43.1%, from $127.1 million in the first nine months of fiscal 2002 to $181.9 million in the first nine months of fiscal 2003 and is due primarily to the expenses required to support the 35.6% increase in student population, wage increases for employees, increases in bookstore expenses relating to the increase in bookstore revenues, increases in facility rent expense, additional depreciation expense, increases in outside services and other expenses relating to the five acquired campuses, two acquired training centers and five new branch campuses opened since March 31, 2002. Bad debt expense for the first nine months of fiscal 2003 amounted to $15.1 million and decreased to 4.0% of revenues, compared to $14.1 million or 5.8% of revenues for fiscal 2002. For the nine months year to date, the Company has adopted 40 new programs into its existing schools.

          General and Administrative. General and administrative expenses include corporate costs such as incentive compensation, payroll and payroll related expenses, and professional fees. As a percentage of net revenues, general and administrative expense increased from 8.6% of revenues for the first nine months of fiscal 2002 to 10.0% of revenues for the first nine months of fiscal 2003. General and administrative expense increased $16.9 million, from $21.0 million in the first nine months of fiscal 2002 to $37.9 million in the first nine months of fiscal 2003. This increase is primarily due to additional performance bonuses earned as a result of the improved operating results, additional headquarters staff required to support the 55.3% increase in revenues and the 35.6% increase in student population, increases in outside services including accounting, legal and consulting expenses, increase in depreciation and amortization expense and expenses incurred to support the five acquired campuses, two acquired training centers and five new branch campuses opened since March 31, 2002.

          Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expense decreased from 21.4% of revenues for the first nine months of fiscal 2002 to 20.7% of revenues for the first nine months of fiscal 2003. Marketing and advertising expense increased $26.1 million, or 50.1%, from $52.1 million in the first nine months of fiscal 2002 to $78.2 million in the first nine months of fiscal 2003. The increase was primarily due to the increased volume of advertising required to support the five acquired campuses, two acquired training centers and five new branch campuses opened since March 31, 2002, and additional admissions and marketing staff necessary to support the 33.0% increase in student starts in the first nine months of fiscal 2003.

          Income from Operations. As a percentage of net revenues, income from operations increased from 17.8% of revenues in the first nine months of fiscal 2002 to 21.2% of revenues for the first nine months of fiscal 2003. Income from operations increased $36.9 million from $43.4 million in the first nine months of fiscal 2002 to $80.3 million in the first nine months of fiscal 2003.

          Interest (Income) Expense, net. Interest expense (net of interest income of $0.9 million) amounted to $0.2 million for the first nine months of fiscal 2003. In the same period of the prior year, interest income (net of interest expense of $0.2 million) amounted to $1.1 million. The change from net interest income to net interest expense in fiscal 2003 was primarily due to interest expense related to borrowings of long-term debt incurred in July 2002 to acquire Wyo-Tech, increase in interest expense related to capital lease obligations, a decrease in investments due to cash used to fund acquisitions and a decline in the interest rate earned on investments.

          Provision for Income Taxes. The effective income tax rate for the first nine months of fiscal 2003 decreased to 40.2% of income before taxes compared to 40.4% of income before taxes in the first nine months of fiscal 2002.

          Net Income. As a percentage of net revenues, net income increased from 11.0% of revenues for the first nine months of fiscal 2002 to 12.7% of revenues for the first nine months of fiscal 2003. Net income increased $21.0 million from $26.9 million in the first nine months of fiscal 2002 to $47.9 million in the first nine months of fiscal 2003.

          Income per Share. Diluted earnings per common share for the first nine months of fiscal 2003 increased 73.3% to $1.04 per diluted common share compared to $0.60 per diluted common share for the first nine months of fiscal 2002. Diluted earnings per common share for the first nine months of fiscal 2002 includes $0.01 per share from the gain on the sale of real estate in the second quarter of fiscal 2002.

Seasonality and Other Factors Affecting Quarterly Results

          Our revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges, schools, and training centers have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

          In June 2002, the Company entered into a Credit Agreement for $100.0 million with a syndication of seven financial institutions administered by Bank of America, N.A. that expires in July 2005. The Credit Agreement has been established to provide available funds for business acquisitions, to fund general corporate purposes, and to provide for letter of credit issuances of up to $10.0 million. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including LIBOR and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate, plus a margin of 0.25% to 0.75% depending on the Company’s consolidated leverage ratio as defined in the agreement. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, pro forma adjusted EBITDA, Department of Education financial responsibility composite score ratio, and limitations on long term student notes receivables. As of March 31, 2003, the Company was in compliance with all of these covenants. As of March 31, 2003, there were no borrowings outstanding under the credit facility and approximately $7.3 million of the facility was used to support performance bonds and standby letters of credit. The Credit Agreement is secured by substantially all of the Company’s real and personal property including the stock of its significant operating subsidiaries and guaranteed by the Company’s present and future significant operating subsidiaries.

          Working capital amounted to $19.1 million as of March 31, 2003 and $60.1 million as of June 30, 2002 and the current ratios were 1.3:1 and 2.2:1, respectively. During the first quarter of fiscal 2003, we acquired Wyo-Tech for approximately $84.4 million and funded the acquisition by using approximately $41.4 million in cash and borrowing $43.0 million from the credit facility. All of the acquisition debt was repaid prior to October 31, 2002. However, from time-to-time we expect to access the credit facility for borrowings.

          Cash flows provided by operating activities amounted to $68.3 million in the first nine months of fiscal 2003 compared to $52.0 million provided by operating activities in the same period of fiscal 2002. The increase in cash provided by operating activities for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 was primarily due to the increases in earnings, accrued expenses and prepaid tuition, partially offset by an increase in accounts receivable and decreases in accounts payable and income tax payable.

          Cash flows used in investing activities amounted to $86.2 million in the first nine months of fiscal 2003 compared to cash used in investing activities of $61.2 million in the first nine months of fiscal 2002. The increase in cash used in investing activities was primarily due to the acquisition of Wyo-Tech for approximately $80.8 million, net of $3.6 million of cash acquired in the acquisition, and the acquisition of LTU of approximately $3.3 million, partially offset by the sales of marketable securities of $17.9 million in the first nine months of fiscal 2003 compared to investments in marketable securities of $47.4 million for the same period of fiscal 2002. Capital expenditures increased to approximately $20.5 million in the first nine months of fiscal 2003 compared to $14.6 million in the same period in fiscal 2002. Capital expenditures in fiscal 2003 were incurred, primarily, due to relocations, remodels and enlargements of existing campuses, to construct new branch campuses, as well as to fund information systems expenditures. We expect capital expenditures to be approximately $30.0 million for fiscal 2003.

          Cash flows provided by financing activities for the first nine months of fiscal 2003 amounted to approximately $13.1 million compared to $3.7 million for the first nine months of fiscal 2002. The increase in cash provided by financing activities in the first nine months of fiscal 2003 was due primarily to increased proceeds of approximately $8.5 million from stock option exercises and employee stock purchases under the employee stock purchase plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

          We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. As of March 31, 2003, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $1.5 million in addition to capital lease obligations of $12.8 million, (ii) student notes receivable, net, in the aggregate amount of $2.3 million, and (iii) marketable investments of $7.8 million. Our mortgage debt and capital lease obligations, student notes receivable, and the marketable investments are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Item 4. Controls and Procedures

          Within the 90 days prior to the filing date of this report, the Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on such evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          In the ordinary conduct of our business, we and our colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations or financial condition. There have been no material developments in the matters previously reported since the date of our last Report on Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          On May 5, 2003, the Company announced plans to open a new National School of Technology (NST) branch campus in Ft. Lauderdale, Florida during the first quarter of fiscal 2004. NST’s new Ft. Lauderdale branch campus, which will offer both degree and diploma programs in the allied health field, will be located at the campus currently occupied by Corinthian’s Florida Metropolitan University (FMU) Ft. Lauderdale campus. The FMU Ft. Lauderdale campus will be relocated to a new 53,000 square foot campus within the greater Ft. Lauderdale metropolitan area to accommodate expected future growth.

          On May 6, 2003, the Company announced plans to open a new FMU branch campus in the Jacksonville metropolitan area during the third quarter of fiscal 2004. The new FMU Jacksonville campus will offer accredited degree programs in healthcare, business and criminal justice.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

          None

          (b) Reports on Form 8-K:

On April 21, 2003, the Company filed a Report on Form 8-K, pursuant to Item 9 and Item 12, in which it incorporated a press release describing its key performance indicators and disclosed its historical year-over-year percentage increases in such key performance indicators for the past eight quarters.

On April 30, 2003, the Company filed a Report on Form 8-K, pursuant to Item 9 and Item 12, in which it incorporated a press release announcing its financial results for the fiscal 2003 third quarter and nine-month year-to-date period ended March 31, 2003.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

May 14, 2003	/s/ DAVID G. MOORE

David G. Moore Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 14, 2003	/s/ DENNIS N. BEAL

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

May 14, 2003	/s/ DAVID G. MOORE

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

May 14, 2003	/s/ DENNIS N. BEAL

Dennis N. Beal Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)