Form 10-K
period 2003-06-30
CORINTHIAN COLLEGES INC
filed 2003-09-25
CIK 1066134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes     ☑          No     ☐

     As of December 31, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.573 billion, based upon the closing sales price of the Common Stock as reported on Nasdaq National Stock Market on such date. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes. As of September 3, 2003, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 43,940,031.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

      Corinthian Colleges, Inc. (hereinafter the “Company” or “Corinthian”) is a Delaware corporation; its principal executive offices are located at 6 Hutton Centre Drive, Suite 400, Santa Ana California, 92707.

      You should keep in mind the following points as you read this Report on Form 10-K:

•	the terms “we,” “us” or the “Company” refer to Corinthian Colleges, Inc. and its subsidiaries;

•	the terms “school,” “college,” “campus” or “training center” refer to a single location of any school;

•	the term “institution” means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education or the “DOE”; and

•	our fiscal year ends on June 30; references to fiscal 2003, fiscal 2002 and fiscal 2001 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

      This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions “Business,” “Governmental Regulation and Financial Aid”, “Risks Related to Our Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risks Related to Our Business.” These forward looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003, are incorporated by reference into Part III of this report.

PART I

Item 1.     Business

Overview

      Our company is one of the largest for-profit, post-secondary education companies in the United States, with more than 43,200 students enrolled as of June 30, 2003. As of June 30, 2003, we operated 69 colleges and two training centers in 21 states, including 18 in California and 12 in Florida, and serve the large and growing segment of the population seeking to acquire career-oriented education. Our schools generally enjoy long operating histories and strong franchise value in their local markets.

      We offer a variety of master’s, bachelor’s and associate’s degrees and diploma programs through three principle operating divisions. As of June 30, 2003, the Corinthian Schools division (“CSI”) operated 40 primarily diploma-granting schools with curricula primarily in the healthcare, business, electronics and information technology fields and seeks to provide its students a solid base of training for a variety of entry-level positions. The Rhodes Colleges division (“RCI”) operated 27 primarily degree-granting colleges and offers curricula principally in the healthcare, business, criminal justice, and information technology and electronics. The Titan School division (“TSI”) operated two campuses which offer diploma and degree programs in the technology and automotive repair and diesel technician fields. Our colleges receive strategic direction and operational support from division and regional management and corporate staff. Additionally, our Learning Tree University (“LTU”) training centers offer continuing professional education, short duration certificate programs, comprehensive corporate training and customized learning solutions.

      Additionally, subsequent to our fiscal 2003 year end, in August 2003, we completed the acquisitions of East Coast Aero Tech, LLC (“ECAT”), Career Choices, Inc. (“Career”), and in August and September 2003, we acquired over 90% of the common share of CDI Education Corporation (“CDI”), which added 56 colleges and 15 training centers. The purchase price of the three acquisitions was approximately $91 million and was funded by cash on hand and borrowings of approximately $45 million from the Company’s three year, $235 million credit facility. ECAT operates one college in Massachusetts, with a student population of approximately 180 at June 30, 2003, offering accredited diploma programs in airframe and power plant maintenance. Career operates nine colleges in the pacific northwest and one college in northern California, with a student population of approximately 2,900 at June 30, 2003, offering accredited programs in automotive technology and heating, ventilation and air conditioning at its Sequoia campus, and allied health programs at its nine Ashmead and Eton campuses. CDI operates 45 colleges, with a student population of approximately 6,000 as of June 30, 2003, and 15 training centers in Canada and is our first international operation. The CDI colleges offer programs in information technology, business and allied health and the 15 training centers provide training in skills development to both corporations and governmental departments.

      We have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and adopting curricula into existing colleges. Since 1999 and through June 30, 2003, we have opened 18 branch campuses and acquired 18 colleges and two training centers. Since the Company’s formation in 1995, and including the August 2003 acquisitions of ECAT, Career and CDI, we have acquired 107 colleges and 17 training centers and we have opened 18 branch campuses.

      Our company is led by David G. Moore, our Chairman of the Board and Chief Executive Officer, and an experienced executive management team. Our team of 13 executives, including Mr. Moore, have an average of approximately 15 years experience in various fields of education and an average of approximately 13 years in the for-profit, post-secondary education industry. Our operational structure consists of three divisions, led by division presidents with oversight responsibility of our diploma-granting schools division, our degree-granting schools division, and our technical schools division. Below the division level are nine regions, each lead by a regional vice president of operations and a regional vice president of admissions, which report to their respective division presidents. Our operations structure is supported by our management information system, which links all of our schools, colleges and training centers to a centralized administrative database and provides management with real-time access to marketing reports, lead tracking, academic records, grades, transcripts and placement information. We expect to provide operational oversight at CDI through two divisions in Canada; post secondary colleges and corporate education training centers.

Operating Strategy

      We have increased our student enrollment and improved profitability through the successful implementation of our operating strategy. Key elements of our operating strategy include the following components:

      Emphasize Student Outcomes. We believe that positive student outcomes are a critical component of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability and high graduation and placement rates enhance a school’s reputation and marketability, increases referrals and improves cohort default rates. We have implemented a variety of programs, including extended orientation and tutoring, academic and personal advising, ride-sharing and referral programs, all of which are designed to improve student retention. We utilize a curriculum development team which is assisted by advisory boards comprised of local business professionals to help insure that our curricula provide our students with the skills required by local employers. We also maintain dedicated, full-time placement personnel at our schools that undertake extensive placement efforts, including recruiting prospective employers, helping students prepare resumes, conducting practice interviews, establishing internship programs and tracking students’ placement success on a monthly basis. As a result of our efforts in this area, approximately 82% of our graduates in calendar year 2002 who were “available for placement,” as defined by accreditation standards, were placed in a job for which they were trained within six months after graduation.

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

      Focus on Attractive Markets. We design our educational programs to benefit from favorable demographic trends. Our diploma-granting colleges provide programs in healthcare and technology related fields, allowing us to capitalize on the growth in job opportunities in these industries. Our degree-granting colleges, with their business focus, and modern facilities and equipment and excellent faculty, seek to provide students with specific knowledge and skills necessary to advance in business and industry. Our training centers focus on skills development training which is attractive to corporate and governmental employers. Our geographic strategy is to build a strong competitive position in attractive and growing local markets where we can take advantage of operating efficiencies and benefit from favorable demographic trends. We are well positioned, with 80 colleges and two training centers in the USA, including, 16 schools and two training centers in California, 12 schools in Florida, and 45 schools and 15 training centers in Canada.

      Centralize Key Functions. In order to capitalize on the experience of our senior management team and to encourage best practices, we have established a regional management organization consisting of local school administrators, regional vice presidents of operations and admissions and divisional presidents, which are supported by centralized functions supervised by senior management at our corporate headquarters.

      Local school administrators retain control of, and accountability for, the day-to-day academic, operational and financial performance of their individual schools and receive appropriate financial incentives. The corporate management team controls centralized key operational functions such as accounting, IT, financial aid management, marketing, curriculum development, staff training, human resources and purchasing, which we believe enables us to achieve significant operating efficiencies. For example, our corporate management team controls the advertising function and utilizes our information technology system to analyze the effectiveness of our marketing efforts and to make timely and efficient decisions regarding the allocation of marketing resources at individual colleges.

Growth Strategy

      We intend to achieve continued growth in revenues and profitability by pursuing our growth strategy:

Enhance Growth at Existing Campuses

Curriculum Expansion and Development. We have acquired, developed, and refined curricula based on market research and recommendations from our faculty, advisory board members and our curriculum development team. We believe considerable opportunities exist for curriculum adoption and we expect to continue to acquire and develop new curricula and selectively adopting existing curricula into both existing and new locations. In fiscal 2003, we successfully adopted 50 programs into existing schools. We expect to adopt between 50 and 70 programs into existing schools in fiscal 2004.

Integrated and Centralized Marketing Program. We have increased student enrollment by employing an integrated marketing program that utilizes an extensive direct response advertising campaign delivered through television, newspaper, direct mail and the Internet. A professional marketing staff at our headquarters coordinates marketing efforts with advertising agencies through an in-bound call center and our sophisticated real-time leads tracking capability.

Facilities Enhancement and Expansion. In order to expand facility capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities, we remodel, expand, and relocate existing colleges. We expect to continue to systematically remodel, expand, and relocate, selected colleges within their respective markets into larger, enhanced facilities. Since 1999, 19 colleges have been relocated and an additional 39 campuses have been either remodeled or enlarged. As of June 30, 2003, the total square footage of our campuses was approximately 2,506,000 square feet.

      Establish Additional Locations. Since our initial public offering in February 1999, we have opened and successfully integrated 18 branch campuses into our operations. Of the 18 branch campuses, two were opened in each of fiscal 2000 and fiscal 1999, four were opened in each of fiscal 2001 and fiscal 2002, and six were opened in fiscal 2003. A key advantage of this strategy is that students attending new campuses branched from existing campuses have immediate access to federally funded student financial aid. We believe that opening new branch campuses will allow us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our extensive investment in curricula. We expect to open between six and eight branch campuses during fiscal 2004.

      Make Strategic Acquisitions. Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 69 campuses and two training centers operated as of June 30, 2003, 53 have been acquired and successfully integrated into our operations. During fiscal 2003, we acquired and successfully integrated two Wyo-Tech Acquisition Corporation (“Wyo-Tech”) campuses and two LTU training centers. Additionally, subsequent to our fiscal 2003 year end, we completed the acquisitions of ECAT and Career, and substantially completed the acquisition of CDI, thereby adding 56 colleges and 15 training centers to the Corinthian family of colleges. To evaluate acquisition opportunities, we have established several criteria, such as demographics, curricula, geographic proximity to our existing campuses and selected financial measurements.

      Expand Distance Learning and Delivery Models. We continue to expand our distance learning and contract training initiatives.

Distance Learning. Online education, or education delivered via the internet, has become an increasingly important component of the higher education market. During fiscal 2003, we experienced a significant increase in the number of students taking our online courses through the Internet. Our online learning increased by 82% to 27,273 course registrations in fiscal 2003. As of June 30, 2003, we offered 136 online courses through 25 campuses. All of the courses necessary to complete an associate’s and bachelor’s degrees in business, accounting, and criminal justice are now available online. Additionally, we offer all the courses necessary to complete masters degrees in business administration and in criminal justice entirely online. With the recent approval to offer an associate’s degree in legal assisting, we now offer nine accredited degrees to students enrolled in exclusively online studies. We believe that online learning will continue to expand. In fiscal 2004, we expect to continue to grow our online education by increasing the number of courses offered, adding to the number of campuses offering online courses, and expanding the type of degrees offered online. Although the majority of our students participating in online learning also attend one of our degree-granting colleges, in fiscal 2002, we began enrolling exclusively online students through our nine Florida Metropolitan University (“FMU”) colleges and during fiscal 2004 we expect to allocate the resources required to grow this exciting aspect of our business.

Corporate Training. Although we do not derive a significant portion of our revenues from contract training, we believe the corporate and governmental training arena is an attractive market and that our curricula meet the needs of a variety of employers. The acquisition of CDI and its 15 training centers in Canada will, we believe, provide a growth platform that will fuel future growth in corporate training in North America.

Programs of Study

      Our diploma programs are intended to provide students with the requisite knowledge and job skills for entry-level positions in their chosen career. Our degree programs are primarily designed for career-oriented adults and to assist them in enhancing their skills. Our curriculum development team has the responsibility of maintaining high quality, market driven curricula. Our colleges also utilize advisory boards to help evaluate and improve the curriculum for each program offered. These advisory boards are requested to meet at least twice a year and are comprised of local industry and business professionals. Advisory board members provide valuable input regarding changes in the program and suggest new technologies and other factors that may enhance curriculum.

      Among the diploma-granting colleges, the curricula principally includes medical assisting, dental assisting, medical office management, information technology, business operation, medical administrative assisting, surgery technology, dialysis technology, respiratory therapy technology, automotive and diesel technology, HVAC, and electronics and computer technology. The curriculum at our degree-granting colleges includes accounting, business administration, computer information systems, hospitality management, marketing, criminal justice, medical assisting, paralegal, court reporting, and film and video. Most programs lead to an associate’s degree, except at our FMU campuses, where most programs may also lead to a bachelor’s degree. Master’s degrees are also offered at FMU in business administration and criminal justice.

      Diploma programs generally have a duration of 6-19 months, depending on the course of study. Associate’s degree programs have a duration of 18-24 months, bachelor’s degree programs last 36-48 months and master’s degree programs have a duration of 21 months. As of June 30, 2003, we had 17,104 (39%) students enrolled in associate’s programs, 2,630 (6%) enrolled in bachelor’s programs, 680 (2%) enrolled in master’s programs, and 22,815 (53%) enrolled in diploma programs.

      The following table reflects our schools, their locations and principal curricula as of June 30, 2003. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), automotive and diesel technology (AT) and other miscellaneous programs (OTH) (2).

Principal
Degree-Granting Colleges(1)	Curricula

Blair College, Colorado Springs, CO(2)	HC, B, IT, CJ, OTH
Duff’s Business Institute, Pittsburgh, PA	HC, B, IT, CJ
FMU, Brandon, FL	HC, B, IT, CJ
FMU, Ft. Lauderdale, FL	HC,B, IT, CJ, OTH
FMU, Jacksonville, FL	HC, B, IT, CJ
FMU, Lakeland, FL	HC, B, IT, CJ
FMU, Melbourne, FL	HC, B, IT, CJ, OTH
FMU, Orlando (North), FL	HC, B, IT, CJ, OTH
FMU, Orlando (South), FL	HC, B, IT, CJ
FMU, Pinellas, FL	HC, B, IT, CJ
FMU, Tampa, FL	HC, B, IT, CJ, OTH
Las Vegas College, Las Vegas, NV	HC, B, IT, CJ
Mountain West College, Salt Lake City, UT	HC, B, IT, CJ, OTH
Parks College, Thornton, CO	HC, B, IT, CJ, OTH
Parks College, Aurora, CO	HC, B, IT, CJ, OTH
Parks College, Arlington, VA	B, IT, CJ
Rochester Business Institute, Rochester, NY	B, IT, CJ
Everest College, Phoenix, AZ	B, IT, CJ
Everest College, Rancho Cucamonga, CA	B, IT, CJ
Everest Institute, Mid Cities, TX	B, IT, CJ
Everest Institute, Dallas, TX	B, IT, CJ
Springfield College, Springfield, MO	HC, B, IT, CJ
Western Business College, Vancouver, WA	HC, B, IT, CJ
Western Business College, Portland, OR	HC, B, IT, CJ, OTH
National School of Technology, N. Miami Beach, FL	HC
National School of Technology, Hialeah, FL	HC
National School of Technology, Kendall, FL	HC
Wyo-Tech, Blairsville, PA	AT
Wyo-Tech, Laramie, WY	AT
Bryman Institute, Brighton, MA	HC
Bryman College, El Monte, CA	HC, B
Bryman College, Gardena, CA	HC
Bryman College, Los Angeles, CA	HC
Bryman College, New Orleans, LA	HC
Bryman College, Anaheim, CA	HC
Bryman College, San Francisco, CA	HC
Bryman College, San Jose, CA	HC
Bryman College, Hayward, CA	HC, B
Bryman College, Reseda, CA	HC
Bryman College, Renton, WA	HC
Bryman College, Lynnwood, WA	HC
Bryman College, Ontario, CA	HC, B
Bryman College, West Los Angeles, CA	HC, B, OTH
Bryman College, Whittier, CA	HC, B
Bryman College, Torrance, CA	HC
Bryman College, San Bernardino, CA	HC, B
Georgia Medical Institute, Atlanta, GA	HC
Georgia Medical Institute, Jonesboro, GA	HC
Georgia Medical Institute, Marietta, GA	HC
Georgia Medical Institute, Norcross, GA	HC
Georgia Medical Institute, Dekalb, GA	HC, B
Kee Business College, Newport News, VA	HC, B
Kee Business College, Chesapeake, VA	HC, B
National Institute of Technology, Austin, TX	HC, B, IT
National Institute of Technology, Cross Lanes, WV	HC, B, IT
National Institute of Technology, Dearborn, MI	HC, IT
National Institute of Technology, Houston (Greenspoint), TX	HC, B
National Institute of Technology, Houston (Hobby), TX	HC, B
National Institute of Technology, Houston (Galleria), TX	HC, B, IT
National Institute of Technology, Long Beach, CA	HC, B, IT, OTH
National Institute of Technology, San Antonio, TX	HC, B, IT
National Institute of Technology, San Jose, CA	B, IT, OTH
National Institute of Technology, Southfield, MI	HC, B, IT
Olympia Career Training Institute, Grand Rapids, MI	HC, IT
Olympia Career Training Institute, Kalamazoo, MI	HC
Olympia College, Merrillville, MI	HC
Olympia College, Skokie, IL	HC
Olympia College, Burr Ridge, IL	HC
Olympia College, Chicago, IL	HC

(1)	Additionally, in August 2003, we completed (or, in the case of CDI, substantially completed) the following acquisitions: ECAT, which offers diploma programs in airframe and power plant maintenance at its one campus in Massachusetts; Career Choices, which offers diploma programs primarily on allied health at its nine campuses in the Pacific Northwest and diploma and degree programs in automotive technology and HVAC at a single campus in northern California; and CDI, which operates 45 campuses in Canada and offering diploma programs in business, information technology and allied health.

(2)	OTH means “Other” and includes programs such as hotel and restaurant management, travel and hospitality, and video/film production as well as other miscellaneous programs.

Marketing and Recruitment

      We employ a variety of methods to attract qualified applicants who will benefit from our programs and achieve success in their chosen careers. We believe that one of the principal attractions for prospective students is the excellent reputation our schools enjoy in their respective communities. Nine of our campuses have been operating for more than 80 years. We believe the long history of operations of our schools enhances their marketability within their respective communities. This value, along with the quality of the programs offered, has enabled us to generate significant new student enrollments from referrals. For the year ended June 30, 2003, approximately 30% of our new student enrollments came from referrals.

      We also employ a variety of direct response advertising techniques to generate leads of potential applicants for our schools. Our advertising department generated more than 726,000 leads in fiscal 2003 primarily through television, direct mail, newspaper, internet and yellow pages. The effectiveness of this advertising campaign is dependent upon timely and accurate lead tracking. To that end, we operate a call center at our headquarters, staffed by a team of operators who receive incoming calls from interested students attracted to our programs through television and newspaper advertisement. These trained operators enter relevant data on each prospect into our management information system during the call and immediately transmit the information to the appropriate college. The college admissions representative promptly contacts the prospect and begins the admissions process. Additionally, the call center places out-bound calls and schedules meetings with prospective students and trained admissions representatives.

      Our lead tracking capability allows us to identify leads generated by specific commercials and spot times. Our seven advertising agencies are networked into our management information database and are provided with real time information on the effectiveness of individual commercials as well as the effectiveness of the media “buy”. The agencies consult with our advertising department to adjust schedules for advertisements depending on our needs and the effectiveness of the particular advertisements. Since more than 72% of our advertising budget is spent on television and newspaper advertisements, the availability of timely and accurate lead information is critical to the leads generation process. For the year ended June 30, 2003, approximately 41% of our new student enrollments were generated through television, newspaper and yellow pages advertising, 30% were generated through referrals, 6% were generated through direct mail, 10% were generated from the Internet, and 13% were generated through a variety of other methods.

Admissions

      As of June 30, 2003, we employed approximately 610 admissions representatives who work directly with prospective students to facilitate the enrollment process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct quarterly student satisfaction surveys in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to training our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs, and conduct student surveys which, we believe, helps us ensure compliance with both government regulations and our corporate policies.

      One of our objectives in the admissions process is to identify students who have appropriate qualifications to succeed in our schools. Candidates for admission into most of our degree-granting colleges must have either a high school diploma or a GED and all prospective students must pass a standardized admissions test. In addition, most of our diploma-granting colleges may accept non-high school graduates who can demonstrate an ability to benefit (“ATB students”) from the program by passing certain tests which are required by the U.S. Department of Education. We believe that ATB students can successfully complete many of our diploma programs and our colleges have demonstrated success in graduating and placing these students over the years. As of June 30, 2003, ATB students accounted for approximately 6.4% of total enrollments in our schools.

Placement

      Our placement success is critical to our colleges’ reputations and their ability to continue to successfully recruit new students. We maintain a placement department at each college and, as of June 30, 2003, employed approximately 186 professionals in this capacity. In many cases, our placement staff work with students from the time they begin their courses of study until they are successfully placed in a job for which they are trained. We believe our placement departments are a key component of our success and we view them as essentially in-house employment agencies, assisting students with resumes, conducting practice interview sessions, and recruiting prospective employers for the colleges’ graduates.

      We believe the efforts we devote to place our graduates have achieved excellent results. Based on information received from graduating students and employers for calendar year 2002, approximately 82% of our graduates who were “available for placement” were placed in a job for which they were trained within six months after graduation. In accordance with accrediting standards, the term “available for placement” includes all graduates except those who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the United States after graduation.

Tuition

      Typical tuition for our diploma programs range from $6,000 to $27,700, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $193 to $270 per undergraduate credit hour, depending upon the program of study. Tuition for graduate programs ranges from $297 to $312 per credit hour. On average, an undergraduate degree candidate can expect tuition of approximately $7,800 per academic year, while a master’s degree candidate can expect tuition of approximately $9,500 per academic year. In addition to tuition, students at our schools must also typically purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges. Our tuition ranges are competitive with similar institutions, but like many proprietary institutions, are somewhat higher than public institutions such as community colleges and state universities.

      If a student fails to complete the period of enrollment such as a quarter, trimester, semester, academic year, or program, the institution may be required to refund tuition previously collected to the originating or disbursing agency. Refunds are calculated in accordance with the applicable state, federal or institutional refund policy.

Campus Administration

      We establish policy, implement these policies, and monitor the performance of our schools through the coordination of the executive vice president of operations, the division presidents, our regional vice presidents of operations, the regional vice presidents of admissions and through our internal audit department. The college presidents, in consultation with their respective management teams, have the responsibility for the day-to-day operation of the schools. Each college employs the following management personnel which report to the college president:

•	an academic dean or education director;

•	an admissions director;

•	a placement director, and

•	a finance director.

      Corporate, or headquarters, personnel manage several key functions, including financial aid, information technology, treasury, accounting, marketing and advertising, purchasing, human resources, payroll, curriculum development, leads management, staff training and development, internal audit, and provide academic and instructional support for online learning. Among the principal oversight functions performed by corporate personnel, in cooperation with our division, region and college management, is the annual operating budget, strategic planning and forecasting processes. These processes establish goals for each college, assist in implementing strategies and establish performance expectations and corresponding incentives. Our senior management team monitors operating performance and profitability of each college and has access to operational data through our sophisticated information systems and conducts weekly conference calls with the college presidents to review key performance indicators such as lead flow, starts, student population, and other operating results to determine the proper course of action.

Faculty

      The faculty members at our colleges are industry professionals and hold appropriate credentials in their respective disciplines. We choose faculty carefully and encourage them to pursue professional development activities. We believe the skill and dedication of our faculty have a significant impact on the placement and success of our students following their graduation. As of June 30, 2003, we employed 3,139 faculty, 1,476 of whom were full-time employees. Faculty represents approximately 51% of our employees.

Competition

      The post-secondary education market, consisting of approximately 6,800 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by our colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 2,500 private, for-profit colleges and schools. Typically, the tuition charged by public institutions is less than tuition we charge for comparable programs because public institutions receive state subsidies, donations and government research and other grants that are not available to our colleges. However, tuition at private non-profit institutions is typically higher than the tuition charged at our colleges.

      We compete in most markets with other private, for-profit institutions offering similar programs. We believe that the long operating history of many of our colleges, the qualifications of our faculty, our facilities, and our emphasis on student services and placement allows us to compete effectively. In addition, many of our colleges have been operating in their markets for many years, which has led to a substantial number of graduates who are working in the community and validate the quality of the colleges’ programs. For example, the Bryman Colleges have been well known in the healthcare education field in California for over 37 years. We believe that many physicians and dentists in California view Bryman as their best source of qualified medical and dental assistants.

Facilities

      Our corporate office is located in Santa Ana, California. The 69 campuses and two training centers that we operated as of June 30, 2003 are located in 21 states. Each campus provides our students with lecture rooms, instructional labs, libraries, internet access and an administrative staff led by a college president.

      We actively monitor the capacity at our facilities and the expected future facilities capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 1999 through fiscal 2003, approximately 27% of the campuses have been relocated and an additional 55% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added or closed during each of the last five fiscal years, the number of campuses operated at the end of each of the last five fiscal years and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years.

	Years Ended June 30,

	1999	2000	2001	2002	2003(1)

Opened
Acquired	0	5	9	3	4
Branched	2	2	4	4	6
Closed	0	0	1	1	0
Combined with another campus	0	0	0	1	0
Total campuses/training centers at year end	37	44	56	61	71
Relocated	5	2	3	6	3
Enlarged or remodeled	1	2	9	10	17

(1)	Excludes the 56 colleges and 15 training centers acquired in August 2003 subsequent to our fiscal year end.

      All but three of our campuses, and two buildings at Wyo-Tech, are leased. In addition, we lease our headquarters offices. Most of our leases have primary terms between five and ten years with options, at our election, to extend the lease.

Management and Employees

      Our company is led by David G. Moore, Chairman of the Board and Chief Executive Officer. He is assisted by his senior management team of Anthony Digiovanni, our President and Chief Operating Officer, Dennis L. Devereux, Dennis N. Beal, Beth A. Wilson, Mary H. Barry, Mark L. Pelesh, Nolan A. Miura, Stan A. Mortensen and Paul T. Dimeo. Beyond the senior management level, our management structure includes presidents of our operating divisions, regional vice presidents of operations and regional vice presidents of admissions. As of June 30, 2003, we had approximately 6,102 employees, of whom approximately 2,260 were part-time and approximately 411 were employed at or assigned to our corporate headquarters and regional offices.

Available Information

      Free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with the Securities and Exchange Commission (“SEC”) may be obtained through our website at www.cci.edu, or by contacting our investor relations department. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website or any of the information contained therein should be deemed to be part of, or incorporated into, this Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of September 3, 2003:

Name	Age	Position

David G. Moore	64	Chairman of the Board, President, and Chief Executive Officer
Anthony F. Digiovanni	53	President and Chief Operating Officer
Dennis L. Devereux	56	Executive Vice President, Administrative Services
Dennis N. Beal	52	Executive Vice President and Chief Financial Officer
Beth A. Wilson	51	Executive Vice President, Operations
Mary H. Barry	54	Executive Vice President, Academic Affairs
Mark L. Pelesh	49	Executive Vice President, Legislative and Regulatory Affairs
Nolan A. Miura	48	Senior Vice President, Strategic Planning and Business Development
Stan A. Mortensen	36	Senior Vice President, General Counsel and Corporate Secretary
Paul T. Dimeo	53	Senior Vice President, Real Estate

      David G. Moore is one of the founders of our company and has served as our Chief Executive Officer, as well as a member of our board of directors, since our inception in July 1995 and as our President through November 2002. He was elected the Chairman of the Board in August of 2001. Immediately prior to forming our company, he was President of National Education Centers, Inc. (“NECI”), a subsidiary of National Education Corporation. From 1992 to 1994, Mr. Moore served as President of DeVry Institute of Technology in Los Angeles, where he developed DeVry’s West Coast growth strategy. From 1980 to 1992, he was employed by Mott Community College in Flint, Michigan, where he was President from 1984 to 1992. From 1960 to 1980, Mr. Moore served a distinguished career in the U.S. Army, retiring at the rank of Colonel. Mr. Moore received a Bachelor of Arts in Political Science from Seattle University and Master of Business Administration from the University of Puget Sound. He has also completed the Management of Higher Education Program at Harvard University, post graduate studies in Higher Education Management at the University of Michigan and graduate study and research in Computer Science at Kansas State University.

      Anthony F. Digiovanni joined Corinthian as President and Chief Operating Officer in November 2002. Prior to joining Corinthian, he served as Executive Vice President of Apollo Group, Inc., a for-profit, publicly traded higher education provider. Prior to his position as Executive Vice President of Apollo, he was CEO of Apollo’s University of Phoenix Online. From 1998 to 2000, he served as Executive Vice President for University of Phoenix, Inc. From 1992 to 1998, he served as Regional Vice President for University of Phoenix’s Western campuses and as Vice President/ Campus Director in Southern California from 1989 to 1992. Mr. Digiovanni earned his Bachelor of Business Administration from Loyola Marymount University, Los Angeles and his MBA from the University of Southern California.

      Dennis L. Devereux is one of the founders of our company and currently serves as Executive Vice President, Administrative Services, a title he has held since August 2001. Previously, he served as Vice President, Human Resources from the Company’s inception in July 1995 to April 1998, when he was promoted to Executive Vice President, Human Resources. He was employed by NECI as its Vice President, Human Resources from 1988 to 1995. From 1987 to 1988, he was Director, Human Resources for Jacobs Engineering Group, Inc. He was employed by American Diversified Companies, Inc. as its Director, Human Resources from 1985 to 1987. From 1973 to 1984, Mr. Devereux was employed by Bechtel Group, Inc. in a variety of human resources management positions, including Personnel Manager for a subsidiary company and Personnel Supervisor for a major construction site and within a large regional operation. Previously, he was employed in a compensation assignment with Frito-Lay, Inc. and as Personnel Manager with Anaconda Wire & Cable Company from 1969 to 1973. Mr. Devereux received a Bachelor of Science in Business Administration (Personnel Management) from California State University, Long Beach.

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

      Beth A. Wilson has been employed by us since our inception in July 1995. She was promoted to Executive Vice President in July 2001. Previously, Ms. Wilson was Vice President of Operations from June 1998 to June 2001. Ms. Wilson was Regional Operations Director for the College Region of Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by NECI from 1991 to 1995, initially as Executive Director of its Capital Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Ms. Wilson earned an MBA from National University and a Bachelor of Arts degree from California State College, Sonoma.

      Mary H. Barry serves as our Executive Vice President of Academic Affairs since September 2003, and has served as our Senior Vice President of Academic Affairs from July 2002 until August 2003. Prior to that time she served as our Vice President of Education from April 1998 through July 2002. She was previously employed by University of Phoenix, Southern California Campus, from 1992 through April 1996, where her assignments included Director of Academic Affairs and Director of Administration. She was the Regional Director of the Center for Professional Education, Western Region, from 1996 to 1998. Previously, Ms. Barry was employed in the banking industry as Senior Vice President of Marquette Banks, Director for Citibank, and Vice President of First National Bank of Chicago. Ms. Barry served as a Public Affairs Officer in the U.S. Marine Corps from 1971 to 1980, achieving the rank of Major. Ms. Barry earned a Bachelor of Science in Speech/ Drama Education from Bowling Green State University, a Masters of Management from the Kellogg Graduate School of Management, Northwestern University and a Juris Doctorate from Western State University.

      Mark L. Pelesh became our Executive Vice President for Legislative and Regulatory Affairs in September 2003. Prior to that time, he was a partner in the firm of Drinker Biddle & Reath LLP in Washington, DC, where he was the head of the Education Law Group. His practice focused on federal and state laws and regulations and private accreditation requirements affecting postsecondary educational institutions. Prior to joining Drinker Biddle & Reath, Mr. Pelesh was a partner and associate in the firm of Cohn and Marks and an associate in the firm of Arnold & Porter, both of which are in Washington, DC. Mr. Pelesh received a Juris Doctorate degree from the Yale Law School in 1978 and a Bachelor of Arts degree with distinction and honors in History from Stanford University in 1975.

      Nolan A. Miura has been our Senior Vice President of Strategic Planning and Business Development since August 2002. Prior to that time he was our Vice President of Strategic Planning and Treasurer from October 1999 to August 2002. Mr. Miura joined the company as Director of Treasury and Business Analysis in November 1997 and was promoted to Treasurer in December 1998. He was employed by Atlantic Richfield Company (“ARCO”) from 1979 to 1997 in various financial and marketing positions including Planning Manager — ARCO Products Company, Marketing Director — ARCO Pipe Line Company, Marketing Analysis Manager — ARCO Products Company and Planning, Evaluation and Business Development Manager — ARCO Marine, Inc. Mr. Miura received an MBA (Corporate Finance) from the University of

Southern California and a Bachelor of Science in Business Administration (Finance) from California State University, Long Beach. Mr. Miura is also a Certified Internal Auditor.

      Stan A. Mortensen has served as our Senior Vice President, General Counsel and Corporate Secretary since August 2002. Prior to his appointment as Senior Vice President, Mr. Mortensen served as Vice President, General Counsel and Corporate Secretary since January 2000. Prior to that time, Mr. Mortensen was an attorney at the law firm of O’Melveny & Myers LLP from March 1997 through December 1999, where his practice focused on securities law, corporate finance, mergers and acquisitions, and general corporate matters. From August 1994 through February 1997, Mr. Mortensen was an attorney at the law firm of Robins, Kaplan, Miller & Ciresi, where his practice focused on complex commercial litigation. Mr. Mortensen received a Juris Doctorate and a Bachelor of Arts in Political Science from Brigham Young University.

      Paul T. Dimeo joined the Company as Senior Vice President, Real Estate on September 1, 2003. Prior to joining the Company, Mr. Dimeo was Senior Vice President of The Staubach Company, a national commercial brokerage firm specializing in tenant representation, from 1998 through 2003. Prior to joining The Staubach Company, Mr. Dimeo held several real estate positions within the IBM corporation, both in New York and California, for over 20-years. Mr. Dimeo earned his Bachelor of Science degree from the State University of New York (SUNY) at New Paltz, and received a Masters of Corporate Real Estate certificate from CORNET, an Industry Trade Organization.

GOVERNMENTAL REGULATIONS AND FINANCIAL AID

      Students attending the Company’s schools in the United States finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) and federal financial aid programs. We estimate that during fiscal 2003 approximately 80.0% of our students received some federal Title IV financial aid. For fiscal 2003, approximately 81.9% of our revenues (on a cash basis) were derived from federal Title IV programs (as defined herein).

      If any of the Company’s institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students obtain access to federal student financial aid through a U.S. Department of Education (“DOE”) prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs are to the student, who then applies those funds to the cost of their education. The receipt of funds from federal financial aid programs reduce the student’s amount due to the institution and does not impact revenue recognition.

      In connection with the receipt by its students of federal financial aid, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “HEA”), and the regulations issued thereunder by the DOE, subject the Company to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal student financial aid programs under Title IV of the HEA (the “Title IV Programs”). Under the HEA, regulatory authority is divided among each of the following three components: (i) the federal government, which acts through the DOE; (ii) the accrediting agencies recognized by the DOE; and (iii) state higher education regulatory bodies. Among other things, the HEA and implementation regulations require the Company’s institutions to: (i) maintain a rate of default by its students on federally guaranteed loans that are below a specified rate; (ii) limit the proportion of its revenue derived from the Title IV Programs; (iii) comply with certain financial responsibility and administrative capability standards; (iv) prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or the award of financial aid; and (v) achieve prescribed completion and placement outcomes for short-term programs. The regulations, standards and policies of the regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations or standards could have material consequences for the Company’s accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV Programs and costs of doing business.

      The federally guaranteed loans referred to by the Company are authorized by the HEA and are guaranteed by an agency of the federal government. The guaranteed loans are neither guaranteed by the Company, nor can such guaranteed loans become an obligation of the Company. Accordingly, the Company does not record an obligation to repay any of the guaranteed loans that are not repaid by its former students and the Company does not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federally guaranteed loans.

      Rather, the DOE regulations require that the Company maintain a rate of default by its students on federally guaranteed, or funded student loans, that is below a specified rate, pertains solely to the Company’s eligibility to participate in federal student financial aid programs. If an institution fails to maintain a Cohort Default Rate of 25% or less for three consecutive years, the institution could lose eligibility to participate in federal student financial aid programs and its students would lose access to the federally guaranteed loan programs.

      The DOE regulations define an institution as a main campus and its additional locations, if any. Under this definition, each of the Company’s campuses is a separate institution with the following exceptions: Bryman College in New Orleans, Louisiana is an additional location of Bryman College in Hayward, California; the Florida Metropolitan University (“FMU”) campuses in Melbourne and Orlando(South), Florida are additional locations of FMU, Orlando (North); FMU in Brandon, Florida is an additional location of FMU in Tampa, Florida; the FMU campuses in Lakeland and Jacksonville, Florida are additional locations of FMU in Pinellas, Florida; Parks College in Thornton, Colorado and in Arlington, Virginia are additional locations of Parks College in Aurora, Colorado; three campuses of the National Institute of Technology (“NIT”) in Houston, Texas are additional locations of NIT in San Antonio, Texas; Kee Business College in Chesapeake, Virginia is an additional location of Kee Business College in Newport News, Virginia; Western Business College in Vancouver, Washington and Everest College in Dallas, Texas are additional locations of Western Business College in Portland, Oregon; Olympia Career Training Institute in Kalamazoo, Michigan and Olympia College in Merrillville, Indiana are additional locations of Olympia Career Training Institute in Grand Rapids, Michigan; Everest College in Rancho Cucamonga, California is an additional location of Springfield College in Springfield, Missouri; the Bryman College campuses in West Los Angeles and Whittier, California are additional locations of NIT in Long Beach, California; Georgia Medical Institute (“GMI”) campuses in Jonesboro and Marietta, Georgia are additional locations of GMI in Atlanta, Georgia; the NIT campus in Dearborn, Michigan and Austin, Texas are additional locations of the NIT campus in Southfield, Michigan; the National School of Technology (“NST”) campus in Hialeah, Florida is an additional location of the NST campus in North Miami Beach, Florida; the GMI campus in Dekalb, Georgia is an additional location of NIT in Cross Lanes, West Virginia; and the Bryman College campus in Lynnwood, Washington is an additional location of Bryman College in Renton, Washington; Everest College in Arlington, Texas is an additional location of Rochester Business Institute in Rochester, New York; Olympia College in Burr Ridge, Illinois is an additional location of Olympia College in Skokie, Illinois; Georgia Medical Institute in Norcross, Georgia is an additional location of Bryman College in Gardena, California; Olympia College in Chicago, Illinois is an additional location of the Bryman College in San Francisco, California.

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

      Pursuant to provisions of the HEA, the DOE relies on accrediting agencies to determine whether an institution and its educational programs are of sufficient quality to permit it to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions and requires accrediting agencies to submit to a periodic review by the DOE as a condition of their continued recognition. All of our colleges and two training centers located within the United States are accredited by an accrediting agency recognized by the DOE. Twenty-six of the Company’s schools are accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”), thirty-one schools are accredited by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”), two schools and two training centers are accredited by the Accrediting Council for Continuing Education and Training (“ACCET”), nine schools are accredited by the Accrediting Bureau of Health Education Sciences (“ABHES”) and one school is accredited by North Central Association (“NCA”).

      The following table specifies the accrediting agency and the expiration of accreditation for each college.

Accrediting
Degree Granting Colleges(2)	Location	Agency	Expiration

Blair College	Colorado Springs, CO	ACICS	12/31/06
Duff’s Business Institute	Pittsburgh, PA	ACICS	12/31/04
Florida Metropolitan University	Jacksonville, FL	ACICS	12/31/07
Florida Metropolitan University	Fort Lauderdale, FL	ACICS	12/31/03
Florida Metropolitan University	Orlando (North), FL	ACICS	12/31/07
Florida Metropolitan University	Orlando (South), FL	ACICS	12/31/07
Florida Metropolitan University	Melbourne, FL	ACICS	12/31/07
Florida Metropolitan University	Tampa, FL	ACICS	12/31/06
Florida Metropolitan University	Brandon, FL	ACICS	12/31/06
Florida Metropolitan University	Lakeland, FL	ACICS	12/31/07
Florida Metropolitan University	Pinellas, FL	ACICS	12/31/07
Las Vegas College	Las Vegas, NV	ACICS	12/31/04
Mountain West College	Salt Lake City, UT	ACICS	12/31/04
Parks College	Thornton, CO	ACICS	12/31/04
Parks College	Aurora, CO	ACICS	12/31/04
Parks College	Arlington, VA	ACICS	12/31/03
Everest College	Phoenix, AZ	NCA	2008
Everest College	Rancho Cucamonga, CA	ACICS	12/31/04
Everest College	Arlington, TX	ACICS	10/31/04
Everest College	Dallas, TX	ACICS	02/29/04
Springfield College	Springfield, MO	ACICS	12/31/04
Rochester Business Institute	Rochester, NY	ACICS	12/31/06
Western Business College	Portland, OR	ACICS	12/31/07
Western Business College	Vancouver, WA	ACICS	12/31/07
National School of Technology	N. Miami Beach, FL	ABHES	12/31/07
National School of Technology	Hialeah, FL	ABHES	12/31/07
National School of Technology	Miami, FL	ABHES	12/31/07
Wyo-Tech	Laramie, WY	ACCSCT	11/30/04
Wyo-Tech	Blairsville, PA	ACCSCT	10/31/03
Bryman College	Los Angeles, CA	ACCSCT	11/01/05
Bryman College	New Orleans, LA	ACCSCT	12/31/06
Bryman Institute	Brighton, MA	ACCSCT	12/31/07

Accrediting
Degree Granting Colleges(2)	Location	Agency	Expiration

Bryman College	Anaheim, CA	ACCSCT	04/01/07
Bryman College	El Monte, CA	ACCSCT	08/01/04
Bryman College	San Francisco, CA	ACCSCT	12/31/06
Bryman College	Renton, WA	ACCSCT	10/01/07
Bryman College	Lynnwood, WA	ACCSCT	06/27/04
Bryman College	Gardena, CA	ACCSCT	10/01/07
Bryman College	Reseda, CA	ACCSCT	12/31/06
Bryman College	Ontario, CA	ACCSCT	10/01/03
Bryman College	San Jose, CA	ACCSCT	01/01/08
Bryman College	Hayward, CA	ACCSCT	12/31/06
Bryman College	Whittier, CA	ACCSCT	08/01/05
Bryman College	West Los Angeles, CA	ACCSCT	05/01/04
Bryman College	Torrance, CA	ACCET	12/31/04
Bryman College	San Bernardino, CA	ACICS	12/31/05
Georgia Medical Institute	Atlanta, GA	ABHES	12/31/04
Georgia Medical Institute	Jonesboro, GA	ABHES	12/31/04
Georgia Medical Institute	Norcross, GA	ACCSCT	03/19/04
Georgia Medical Institute	Marietta, GA	ABHES	12/31/04
Georgia Medical Institute	Dekalb, GA	ACCSCT	12/31/05
Kee Business College	Newport News, VA	ACICS	12/31/04
Kee Business College	Chesapeake, VA	ACICS	12/31/04
National Institute of Technology	Austin, TX	ACCSCT	11/07/04
National Institute of Technology	San Antonio, TX	ACCSCT	12/31/06
National Institute of Technology	San Jose, CA	ACCET	04/15/03	(1)
National Institute of Technology	Dearborn, MI	ACCSCT	03/19/03	(1)
National Institute of Technology	Greenspoint, TX	ACCSCT	03/07/07
National Institute of Technology	Houston, TX	ACCSCT	11/01/05
National Institute of Technology	Hobby, TX	ACCSCT	11/27/03
National Institute of Technology	Long Beach, CA	ACCSCT	07/01/03
National Institute of Technology	Southfield, MI	ACCSCT	04/01/08
National Institute of Technology	Cross Lanes, WV	ACCSCT	12/31/06
Olympia Career Training Institute	Grand Rapids, MI	ABHES	12/31/05
Olympia Career Training Institute	Kalamazoo, MI	ABHES	12/31/05
Olympia College	Merrillville, IN	ABHES	12/31/05
Olympia College	Skokie, IL	ACCSCT	01/01/05
Olympia College	Burr Ridge, IL	ACCSCT	10/15/04
Olympia College	Chicago, IL	ACCSCT	07/10/05
LTU(3)	Chatsworth, CA	ACCET	12/01/04
LTU(3)	Costa Mesa, CA	ACCET	12/01/04

(1)	Pending re-accreditation approval.

(2)	Excludes 56 schools and 15 training centers acquired in August 2003 following our fiscal year end.

(3)	Although LTU is accredited by an accrediting agency recognized by the DOE, it is not eligible to receive Title IV funds.

      The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution’s operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEA, recognized accrediting agencies must conduct regular reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing a change of ownership must be reviewed by the appropriate accrediting agency. All of the Company’s colleges have been visited and reviewed by their respective accrediting agencies subsequent to the date of acquisition by the Company. Accrediting agencies also monitor institutions’ compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also place an institution on reporting status in order to monitor one or more specific areas of the institution’s performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution’s performance in specific areas. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. While on probation, show cause or reporting status, an institution may be required to seek permission from its accrediting agency to open and commence instruction at new locations. As of June 30, 2003, 12 of our 69 campuses were on retention reporting with ACICS and three campuses were on retention reporting with ACCSCT. We believe the corrective actions we have implemented to remediate the reporting status for student retention will over time remove the campuses from reporting status and such remediation costs will not have a material adverse impact on the operating results of the Company.

Federal Support for Post-Secondary Education

      While many states support their public colleges and universities through direct state subsidies, the federal government provides a substantial part of its support for post-secondary education through grants and loans to students who can apply the funds received to pay for their educational costs at any institution certified by the DOE as eligible to participate in the federally funded student financial aid programs. Since 1972, Congress has expanded the scope of the HEA by, among other things, (i) providing that students attending proprietary institutions, such as the Company’s institutions, are eligible for assistance under the Title IV Programs, (ii) establishing a program for loans to parents of eligible students, (iii) opening the Title IV Programs to part-time students, and (iv) increasing maximum loan limits and in some cases eliminating the requirement that students demonstrate financial need to obtain federally guaranteed loans. Most recently, the Federal Direct Loan Program (“FDL”) was enacted, enabling students to obtain loans directly from the federal government rather than from commercial lenders. Congress reauthorizes the student financial assistance programs of the HEA approximately every five years.

      Congress is currently considering the reauthorization of the HEA. Although it is unclear at this time what changes, if any, Congress may make to the HEA as a result of reauthorization, we believe that upon reauthorization, our institutions and students will continue to have access to Title IV funds. However, substantial changes to HEA, as a result of reauthorization, may have a material adverse impact on our operating results and cash flows.

      Students at the Company’s institutions receive grants, loans and work opportunities to fund their education under several of the Title IV Programs, of which the two largest are the Federal Family Education Loan (“FFEL”) program and the Federal Pell Grant (“Pell”) program. The Company’s institutions also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, and some of them participate in the Federal Perkins loan program and the Federal Work-Study (“FWS”) program.

      Most aid under the Title IV Programs is awarded on the basis of financial need, generally defined under the HEA as the difference between the cost of attending an educational institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain both a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

      Pell. Pell grants are the primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant;

there is no institutional allocation or limit. For the 2002-2003 award year, Pell grants ranged from $400 to $4,000 per year. Amounts received by students enrolled in the Company’s institutions in the 2002-2003 award year under the Pell program equaled approximately 24.5% of the Company’s net revenue (on a cash basis).

      FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% contribution for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2002-2003 award year, the Company’s contribution was met by approximately $1.1 million in funds from its institutions and funds from state scholarships and grants and from foundations and other charitable organizations. Amounts received by students in the Company’s institutions under the federal share (including the SEOG match) of the FSEOG programs in the 2002-2003 award year equaled approximately 0.9% of the Company’s net revenue (on a cash basis).

      FFEL and FDL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the FDL program, students may obtain loans directly from the DOE rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial needs qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in the Company’s institutions under the Stafford program in the 2002-2003 award year equaled approximately 48.8% of the Company’s net revenue (on a cash basis). PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Amounts received by students in the Company’s institutions under the PLUS program in the 2002-2003 award year equaled approximately 7.2% of the Company’s net revenue (on a cash basis).

      The Company’s schools and their students use a wide variety of lenders and guaranty agencies and have generally not experienced difficulties in identifying lenders and guaranty agencies willing to make federal student loans. Additionally, the HEA requires the establishment of lenders of last resort in every state to ensure that students at any institution that cannot identify such lenders will have access to the FFEL program loans. None of our colleges use a lender of last resort.

      Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each award year, with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate a financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution , may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2002-2003 award year, the Company collected approximately $733,000 from its former students in repayment of Perkins loans. In the 2002-2003 award year, the Company had no required matching contribution. The Perkins loans disbursed to students in the Company’s institutions in the 2002-2003 award year equaled approximately 0.7% of the Company’s net revenue (on a cash basis).

      FWS. Under the FWS program, federal funds are made available to pay up to 75% of the cost of compensation for part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. During the 2002-2003 award year, the Company’s institutions and other organizations provided matching contributions totaling approximately $457,000. At least 7% of an institution’s FWS allocation must be used to fund student employment in community service positions. FWS earnings are given directly to the student for their own discretionary use.

Federal Oversight of the Title IV Programs

      The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to instances in the past of fraud, waste and abuse. As a result, the United States Congress has required the DOE to increase its level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to the DOE an audit by an independent accounting firm of that institution’s compliance with the Title IV Program requirements, as well as audited financial statements. The DOE also conducts compliance reviews, which include on-site evaluations, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the DOE conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions’ compliance with Title IV Program requirements. As a result, each participating institution, including each of our institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs. In addition, the DOE periodically revises its regulations and changes its interpretation of existing laws and regulations.

      Cohort Default Rates. A significant component of the Congressional initiative aimed at reducing fraud, waste and abuse was the imposition of limitations on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an “excessive” rate (“Cohort Default Rates”). Many institutions, including all of the Company’s institutions within the United States, have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their federally guaranteed loans in a timely manner. An institution’s Cohort Default Rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution that participates in both the FFEL and FDL programs receives a single “weighted average” Cohort Default Rate in place of an FFEL or FDL Cohort Default Rate. Any institution whose Cohort Default Rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be found by the DOE to lack administrative capability and, on that basis, placed on provisional certification status for up to three years. Provisional certification status does not limit an institution’s access to Title IV Program funds but does subject that institution to closer review by the DOE and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Any institution whose Cohort Default Rates equal or exceed 25% for three consecutive years may lose eligibility to participate in the FFEL or FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose Cohort Default Rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. In amendments to the HEA provide that institutions which become ineligible to participate in the Title IV Programs because of Cohort Default Rates in excess of the applicable levels would also become ineligible to participate in the Pell grant program. Since the calculation of Cohort Default Rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or servicers), as well as the DOE, the HEA provides a formal process for the review and appeal of the accuracy of Cohort Default Rates before the DOE takes any action against an institution based on such rates.

      We proactively manage our students’ repayment obligations and have engaged a professional default management firm to assist us in reducing the Cohort Default Rates at our institutions. To date this firm has favorably impacted the Cohort Default Rates. We believe that professional default management services can continue to assist us in reducing the Cohort Default Rates at our institutions.

      Due to excessive Cohort Default Rates during 1992 to 1996, six of our schools became ineligible to participate in the FFEL programs beginning in May 1997 and a seventh school lost its eligibility to participate in the FFEL program in June of 1994. Through the Company’s aggressive default management efforts and as a result of negotiations with the DOE, all seven of our institutions had been reinstated and were participating in the Title IV Programs by October 2000.

      The following table sets forth the final Cohort Default Rates for our institutions for federal fiscal years 1999, 2000, and 2001:

Institution	1999	2000	2001(4)

Degree-Granting Colleges(3)
Blair College, Colorado Springs, CO	16.6%	18.1%	14.4%
Duff’s Business Institute, Pittsburgh, PA	22.5%	19.4%	24.1%
FMU, Orlando (North), FL (Orlando South, and Melbourne, FL)(2)	9.5%	10.7%	12.4%
FMU, Pinellas, FL (Lakeland and Jacksonville, FL)(2)	10.1%	11.3%	11.1%
FMU, Tampa, FL (Brandon, FL)(2)	11.9%	13.9%	12.9%
FMU, Ft. Lauderdale, FL	11.4%	14.5%	13.0%
Las Vegas College, Las Vegas, NV	16.5%	13.3%	17.6%
Mountain West College, Salt Lake City, UT	12.9%	9.5%	15.6%
Parks College, Aurora, CO (Thornton, CO, and Arlington, VA)(2)	17.7%	17.0%	15.7%
Rochester Business Institute, Rochester, NY (Everest College, Arlington, TX)(2)	14.2%	17.3%	16.3%
Everest College, Phoenix, AZ	12.9%	10.9%	8.5%
Springfield College, Springfield, MO (Everest College, Rancho Cucamonga, CA)(2)	18.2%	18.3%	17.1%
Western Business College, Portland, OR (Vancouver, WA, and Everest College, Dallas, TX)(2)	11.3%	13.4%	9.2%
National School of Technology, North Miami Beach, FL (Hialeah, FL)(2)	6.7%	11.2%	15.2%
National School of Technology, Kendall, FL	7.6%	11.3%	14.2%
Wyo-Tech (Laramie, WY, and Blairsville, PA)(2)	5%	4.9%	5.5%
Diploma-Granting Colleges(3)
Bryman Institute, Brighton, MA	13.8%	9.9%	9.7%
Bryman College, El Monte, CA	11.2%	14.2%	12.0%
Bryman College, Gardena, CA (GMI, Norcross, GA)(2)	17.1%	17.6%	11.7%
Bryman College, Los Angeles, CA	13.3%	16.6%	10.1%
Bryman College, Anaheim, CA	12.9%	15.2%	6.7%
Bryman College, San Francisco, CA (Olympia College, Chicago, IL)(2)	12.2%	15.3%	13.2%
Bryman College, San Jose, CA	12.7%	13.9%	10.0%
Bryman College, Hayward, CA (New Orleans, LA)(2)	19.2%	7.1%	11.9%
Bryman College, Renton, WA (Lynwood, WA)(2)	14.7%	12.4%	10.0%
Bryman College, Reseda, CA	10.8%	9.6%	7.7%
Bryman College, Ontario, CA	12.5%	7.5%	9.5%
Bryman College, Torrance, CA(1)	25.0%	7.5%	6.6%
Computer Training Academy, San Jose, CA	15.6%	13.9%	9.7%
GMI, Atlanta, GA (Jonesboro and Marietta, GA)(2)	2.8%	15.7%	18.5%
Kee Business College, Newport News, VA (Chesapeake, VA)(2)	12.3%	9.5%	10.9%
NIT, Cross Lanes, WV (GMI, Dekalb, GA)(2)	11.3%	10.2%	13.2%
NIT, Long Beach, CA (Bryman College, West Los Angeles and Whittier, CA)(2)	15.0%	14.7%	15.8%
NIT, San Antonio, TX (Houston, Greenspoint, and Hobby, TX)(2)	15.8%	12.0%	14.3%
NIT, Southfield, MI (Dearborn, MI, and Austin, TX)(2)	18.9%	17.0%	15.1%
Olympia College, Skokie, IL (Burr Ridge, IL)(2)	7.2%	18.7%	10.0%
Olympia Career Training Institute, Grand Rapids, MI, (Kalamazoo, MI, and Olympia College, Merrillville, IN)(2)	7.4%	12.1%	8.5%
Bryman College, San Bernardino, CA	0%	0%	2.7%

(1)	The 1999 rate for Bryman College, Torrance, California is an “unofficial rate” because there were less than 30 students in the cohort. Accordingly, the 1999 rate will not count against the college in determining its Title IV eligibility.

(2)	Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.

(3)	Additionally, subsequent to our fiscal year end, we acquired East Coast Aero Tech, LLC whose default rates were 16.6% in 1999, 14.0% in 2000 and 10.2% in 2001, and Career Choices, Inc. whose default rates are as follows: Ashmead were 9.1% in 1999, 6.2% in 2000 and 7.3% in 2001; Eton were 10.4% in 1999, 9.8% in 2000 and 9.0% in 2001; Sequoia were 16.2% in 1999, 16.9% in 2000 and 17.1% in 2001.

(4)	The Company has appealed certain rates and is awaiting final determination.

      In addition, if an institution’s Cohort Default Rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Fifteen of the Company’s institutions have Perkins program Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 2001 federal award year, the most recent year for which such rates have been calculated. During fiscal 2002, Perkins loans amounted to approximately 0.7% of total Company revenues (on a cash basis). The Perkins program Cohort Default Rates for these institutions ranged from 16.7% to 48.6%. Default rates in excess of 15% could result in provisional certification status. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

      Beyond the efforts of our outside professional default management firm, each of the Company’s colleges has adopted an internal student loan default management plan. Those plans emphasize to students the importance of meeting loan repayment requirements and provide for extensive loan counseling, along with methods to increase student persistence and completion rates and graduate employment (placement) rates. Immediately upon a student’s cessation of enrollment, the professional default management firm initiates regular contact with the student, and maintains regular contact throughout the grace period, and continues this activity through the entire cohort period. The colleges continue to work with the default management firm to maintain accurate and up-to-date information on address changes, marital status changes, or changes in circumstance that may allow the student to apply for deferments. These activities are all in addition to the loan servicing and collection activities of FFEL lenders and guarantee agencies.

      Increased Regulatory Scrutiny. The HEA provides for a three-part initiative, generally referred to as the Triad, to provide regulatory scrutiny of post-secondary education institutions. One part of the Triad consists of accrediting agencies which review and accredit the Company’s campuses and conducts reviews of substantial breadth. Their examinations pertain to such areas as student achievement, curriculum, faculty, facilities, equipment, admissions, financial responsibility and timeliness of student refunds. The Triad provisions also require each accrediting agency recognized by the DOE to undergo comprehensive periodic reviews by the DOE to ascertain whether such accrediting agency is adhering to required standards.

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

      Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the DOE’s recertification process and also annually as each institution submits its audited financial statements to the DOE. As part of the evaluation of an institution’s financial responsibility, the DOE calculates three financial ratios for an institution, an equity ratio, a primary reserve ratio, and a net income ratio, each of which is scored separately and is then combined to determine the institution’s financial responsibility. If an institution’s composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but above a designated threshold level (the “Zone,” which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of the DOE. If an institution’s composite score falls below the minimum threshold level of 1.0 or is in the Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of the DOE.

      For fiscal 2003, our calculations reflect that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.8 to 3.0. Also, the Company, on a consolidated basis, meets the requirements with the composite score of 2.6.

      An institution that is determined by the DOE not to meet the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may do so by posting a surety either in an amount equal to 50% (or greater, as the DOE may require) of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as the DOE may require) of such prior year’s funds if the institution also agrees to provisional certification and to transfer to the reimbursement or cash monitoring system of payment for its Title IV Program funds. The DOE has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the DOE.

      Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution that has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, the Company currently has outstanding letters of credit relating to these programs in the aggregate amount of approximately $3.8 million. Although there are no citations for material weaknesses in the Company’s or its colleges’ internal controls, there can be no assurance that, upon review by the DOE, that we will not be required to post additional letters of credit in favor of the DOE on behalf of the affected colleges.

      Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control, including all of the institutions that we have acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution’s access to Title IV Program funds. All of our schools have been provisionally certified following their acquisition by us. As of June 30, 2003, 10 of our schools are still on provisional certification due to their change in ownership when we acquired them.

      The HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable Title IV Program participation eligibility requirements. Our expansion plans are based, in part, on its ability to acquire schools that can be recertified and to open additional locations as branch campuses of existing institutions.

      Generally, if an institution that is eligible to participate in the Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the DOE to have the additional program designated as eligible. However, an institution is not obligated to obtain DOE approval of an additional program that leads to an associate’s, bachelor’s, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Furthermore, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that at least 70% of all students who enroll in such programs complete them within a prescribed time and at least 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of our colleges offer such short-term programs in compliance with DOE regulations. Students enrolled in such programs represent a small percentage of the total enrollment at our colleges. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs without the DOE’s express approval, the institution would likely be required to repay the Title IV Program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our campuses also have requirements that may, in certain instances, limit our ability to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

      Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the “ability to benefit” from the program of study. Thirty-six of the Company’s colleges admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student’s achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. In addition to the testing requirements, the DOE regulations also prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution. None of the our colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2003, ATB students represented approximately 6.4% of our total student population.

      The “90/10 Rule”. Under a provision of the HEA commonly referred to as the “90/10 Rule,” a private, for-profit institution, such as each of the Company’s institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue for the prior fiscal year was derived from the Title IV Programs. Any institution that violates the 90/10 Rule immediately becomes ineligible to participate in the Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. We have calculated, our independent financial aid auditors have certified, that, since this requirement took effect each of our institutions have met this requirement in each fiscal year. We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, we would evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the 90/10 Rule.

      Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity for programs eligible for Title IV Program funds. We believe that our current compensation plans are in compliance with HEA standards.

      Return of Title IV Funds. In 1998 amendments to the HEA changed substantially the refund requirements when a recipient of Title IV funds withdraws from an institution. We believe Title IV refund calculations are in compliance with current regulations.

Canadian Regulations

      Subsequent to our fiscal 2003 year end, we acquired approximately 90% of the common shares of CDI and announced that we intended to acquire the remaining shares of CDI through exercise of our compulsory acquisition rights under the laws of the Province of Ontario, Canada. The schools operated by CDI’s post-secondary are subject to extensive regulations in the provinces in which they operate. We believe these schools currently hold all necessary registrations, approvals and permits and meet all eligibility requirements to participate in governmental financial aid programs in their respective provinces. If these schools cannot continue to meet eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on CDI’s business, results of operations or financial condition.

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

      We derive a majority of our revenues from federal student financial aid programs. To participate in such programs an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the DOE, and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies that, among other things, requires us to:

•	undertake steps to assure that the students at each of our schools do not default on payments to third party lenders for funded student loans, when the loans are federally guaranteed, at a rate of 25% or more for three consecutive years;

•	limit the percentage of revenues derived at each of our institutions from federal student financial aid programs to less than 90%;

•	adhere to financial responsibility and administrative capability standards;

•	prohibit the payment of incentives to personnel engaged in student recruiting, admissions activities or awarding financial aid; and

•	achieve stringent completion and placement outcomes for short-term programs.

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

      For example, the 1998 amendments to the HEA changed substantially the way federal student financial aid funds are handled when a student withdraws from a school. Instead of the previous federal refund policy, institutions must follow requirements which ensure the return to the federal student financial aid programs of all of the unearned funds of a student who withdraws from a program. We have implemented policies to require our schools to make refund calculations in accordance with current regulations.

      The effect of these refund policies is to generally reduce the amount of federal loans and grant funds available to students who withdraw from school before finishing their programs. Consequently, the amount of money owed directly by the students to the schools could increase and, to the extent the students fail to pay the amounts owed, the Company’s bad debt expense would increase. We have implemented procedures designed to mitigate the adverse impact of these federal refund policies. The procedures, however, may be insufficient to entirely mitigate any adverse effect on bad debt expense. Any significant increase in bad debt expense could have a material adverse effect on our business.

If we do not meet specific financial responsibility ratios and tests established by the DOE our schools may lose eligibility to participate in federal student financial aid programs.

      To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the DOE calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution’s financial responsibility. If an institution’s score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2003, our calculations show that all of our schools exceed this requirement on an individual basis and are eligible to participate in the federal student financial aid programs, with composite scores ranging from 1.8 to 3.0. On a consolidated basis, our Company also exceeds this requirement with the composite score of 2.6. We cannot assure you that we and our institutions will continue to satisfy the numeric standards in the future.

Our schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

      A proprietary institution loses its eligibility to participate in the federal student financial aid programs for a period of one year if it derives more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violates this rule immediately becomes ineligible to participate in federal student financial aid programs and is ineligible to reapply to regain its eligibility until the following fiscal year. Based on our calculations, none of our schools received more than 90% of its revenues, on a cash basis, in fiscal 2003, with our highest institution receiving 87.1% of its revenues, on a cash basis, from federal student financial aid programs. On a consolidated basis, the Company received 81.9% of its revenues, on a cash basis, from federal student financial aid programs in fiscal 2003. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

Our schools may lose eligibility to participate in federal student financial aid programs if their current and former students’ loan default rates on funded student loans made by third parties which are federally guaranteed are too high.

      An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federal student loans funded by third parties and such loans are federally guaranteed, equal or exceed 25% per year for three consecutive years. For federal fiscal year 2001, the last year for which final rates have been published, default rates for our institutions range from a low of 2.7% to a high of 24.1%. The Company reviews all annually published Cohort Default Rates and appeals the rates it believes are inaccurate. Even though rates are published as final, they are still subject to appeal by the Company and may change based on current and future appeals that may be submitted by the Company. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

If regulators do not approve our acquisitions, the acquired school(s) would not be permitted to participate in federal student financial aid programs.

      When we acquire an institution that participates in federal student financial aid programs, we must seek approval from the DOE and most applicable state agencies and accrediting agencies, because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the DOE standards can result in the temporary suspension of the institution’s participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document. If we are unable to obtain approvals from the state agencies, accrediting agencies or DOE for any institution we have acquired or will acquire, depending on the size of that acquisition, such a failure to obtain approval could have a material adverse effect on our business.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

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

If Congress fails to reauthorize the HEA, or substantially reduces access to federal student financial aid programs by our students, our business would be harmed.

      Congress is currently in various stages of reviewing the reauthorization of HEA, which provides for federal student financial aid programs. Approximately 81.9% of our revenues (on a cash basis) are derived from federal student financial aid programs. The reauthorization is in the early stages of Congressional review and it is unclear what changes, if any, Congress may impose upon HEA as a result of reauthorization. As in previous reauthorizations, we believe that following reauthorization of HEA our students will have access to federal student financial aid programs. However, any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our business. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

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

      During fiscal year 2004, current accreditation for 10 of our schools will expire and these schools will be subject to reaccreditation reviews. If one or more of these schools fails to be reaccredited, our business could be harmed.

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

Failure to comply with extensive Canadian regulations could affect the ability of our recently-acquired CDI schools to participate in Canadian financial aid programs.

      Our recently-acquired CDI post-secondary schools derive a significant percentage of their revenue from Canadian governmental financial aid programs. Depending on their province of residence, our Canadian students may receive loans under various student financial aid programs.

      Our CDI schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations and requirements. If our CDI schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our net business.

      Additionally, the Canadian and various provincial governments continuously review the legislative, regulatory and other requirements relating to student financial assistance programs due to political and budgetary pressures. Although we do not currently anticipate a significant reduction in the funding for these programs, any change that significantly reduces funding or the ability of our schools to participate in these programs could have a material adverse effect on our business and results of operation.

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

      Continued growth through acquisition may also subject us to unanticipated business or regulatory uncertainties or liabilities. When we acquire an existing school, we typically allocate a significant portion of the purchase price to fixed assets, curriculum, goodwill and intangibles, such as covenants not-to-compete, trade names and accreditations. For our acquisitions through fiscal 2002, we have amortized goodwill and trade names over a period of 40 years and curricula over three to 15 years. Effective July 1, 2002, the Company adopted SFAS No. 142, “Accounting for Business Combinations, Goodwill and Other Intangible Assets,” in its entirety. Under SFAS 142, goodwill is no longer amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on a annual basis. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school’s participation in federal student financial aid programs until it obtains the DOE’s approval. If we fail to successfully manage our acquisitions, our business would likely suffer.

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

      We depend on key personnel, including David G. Moore, Anthony Digiovanni, Dennis L. Devereux, Dennis N. Beal, Beth A. Wilson, Mary H. Barry, Mark L. Pelseh, Nolan A. Miura, Stan A. Mortensen and Paul T. Dimeo to effectively operate our business. If any of these people left our Company and we failed to effectively manage a transition to new people, our business could suffer.

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

      We believe that funds from operations, cash, investments and borrowings under our $235 million Amended Credit Agreement will be adequate to fund our current operation plans for the foreseeable future. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. We may also need additional debt or equity financing in the future to carry out our growth strategy. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and the sellers’ willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

Item 2.     Properties

      Our corporate office is located in Santa Ana, California and our 69 campuses and two training centers, as of June 30, 2003, are located in 21 states. Each campus provides our students with lecture halls, instructional medical labs, libraries, Internet access and other facilities.

      We actively monitor the capacity of our facilities and future capacity in our facilities required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling at existing facilities. From the end of fiscal 1999 through fiscal 2003, approximately 27% of the campuses have been relocated and an additional 55% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added or closed, the number of campuses and the number of campuses that have been relocated, enlarged or remodeled in each of the last five fiscal years ended:

During Fiscal Years Ended	6/30/99	6/30/00	6/30/01	6/30/02	6/30/03(1)

Opened
Acquired	0	5	9	3	4
Branched	2	2	4	4	6
Closed	0	0	1	1	0
Combined with another campus	0	0	0	1	0
Total campuses/training centers at year end	37	44	56	61	71
Relocated	5	2	3	6	3
Enlarged or remodeled	1	2	9	10	17

(1)	Excludes the 56 colleges and 15 training centers acquired in August 2003 following our fiscal year end.

      All but three of our campuses, and two buildings at Wyo-Tech, are leased. In addition, we lease our headquarters offices. Most of our leases have primary terms between five and ten years with options to extend the lease, at our election.

      Square footage of the Company’s colleges varies significantly based upon the type of programs offered and the market being served. The following table reflects square footage by location as of June 30, 2003:

Approx.
Square
Degree-Granting Colleges(2)	Footage

Blair College, Colorado Springs, CO	35,000
Duff’s Business Institute, Pittsburgh, PA	30,370
FMU, Brandon, FL	35,250
FMU, Ft. Lauderdale, FL	34,500
FMU, Jacksonville, FL	27,775
FMU, Lakeland, FL	30,428
FMU, Melbourne, FL(1)	22,238
FMU, Orlando (North), FL	39,424
FMU, Orlando (South), FL	60,000
FMU, Pinellas, FL	30,734
FMU, Tampa, FL(1)	29,380
Las Vegas College, Las Vegas, NV	27,541
Mountain West College, Salt Lake City, UT	24,200
Parks College, Thornton, CO(1)	28,000
Parks College, Aurora, CO	33,000
Parks College, Arlington, VA	16,619
Rochester Business Institute, Rochester, NY	39,424
Everest College, Phoenix, AZ	28,251
Everest College, Rancho Cucamonga, CA	28,556
Springfield College, Springfield, MO	25,791
Western Business College, Vancouver, WA	19,306
Western Business College, Portland, OR	26,800
NST, North Miami Beach, FL	34,597
NST, Hialeah, FL	22,282
NST, Kendall, FL	29,354
Wyo-Tech, Laramie, WY	413,277
Wyo-Tech, Blairsville, PA(3)	220,662
Everest College, Dallas, TX	22,934
Everest College, Arlington, TX	21,500
Corporate Offices
Santa Ana, CA	120,598
Gulfport, MS	3,021
Miami, FL	4,410

Approx.
Square
Diploma-Granting Colleges(2)	Footage

Bryman Institute, Brighton, MA	23,905
Bryman College, El Monte, CA	22,497
Bryman College, Gardena, CA	25,666
Bryman College, Los Angeles, CA	22,591
Bryman College, New Orleans, LA	19,939
Bryman College, Anaheim, CA	20,940
Bryman College, San Francisco, CA	24,945
Bryman College, San Jose, CA	24,158
Bryman College, Hayward CA	20,000
Bryman College, Reseda, CA	19,486
Bryman College, Renton, WA	34,859
Bryman College, Lynnwood, WA	19,593
Bryman College, Ontario, CA	12,244
Bryman College, West Los Angeles, CA	27,146
Bryman College, Whittier, CA	21,030
Bryman College, Torrance, CA	7,399
Computer Training Academy, San Jose, CA	17,088
GMI, Atlanta, GA	18,118
GMI, Jonesboro, GA	20,630
GMI, Marietta, GA	24,959
GMI, Dekalb, GA	18,000
Kee Business College, Newport News, VA	16,215
Kee Business College, Chesapeake, VA	21,299
NIT, Cross Lanes, WV	24,700
NIT, Dearborn, MI	21,384
NIT, Greenspoint, TX	23,648
NIT, Hobby, TX	20,574
NIT, Houston, TX	20,585
NIT, Long Beach, CA	42,712
NIT, San Antonio, TX	35,800
NIT, Southfield, MI	32,473
Olympia Career Training Institute, Grand Rapids, MI	22,255
Olympia Career Training Institute, Kalamazoo, MI	16,450
Olympia College, Merrillville, IN	19,756
Olympia College, Skokie, IL	20,077
Bryman College, San Bernardino, CA	24,158
Olympia College, Burr Ridge, IL	20,000
GMI, Norcross, GA	19,397
NIT, Austin, TX	20,768
Learning Tree University, Chatsworth, CA	31,400
Learning Tree University, Cost Mesa, CA	17,900
Olympia College, Chicago, IL	24,331
Grand Total	2,506,297

(1)	Indicates owned properties

(2)	Excludes the 56 colleges and 15 training centers acquired in August 2003 following our fiscal year end and new branches to open in fiscal 2004.

(3)	Leased portion is approximately 79,900 and owned portion is approximately 140,762

Item 3.	Legal Proceedings

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

      One of the legal actions currently pending against us is Aldape, et al. v. Corinthian Schools, Inc., et al., originally reported in our Report on Form 10-K for the fiscal year ended June 30, 2002. Since the date of that report, the Court has granted our motion to compel arbitration with respect to the claims of the eight of the nine individual plaintiffs who are former students of the Company’s Bryman campus in Los Angeles, California (the “Individual Plaintiffs”). Accordingly, eight of the Individual Plaintiffs’ claims will be adjudicated in binding arbitration. A decision on the motion to compel arbitration as to the ninth Individual Plaintiff is pending. Additionally, plaintiffs’ attorney has voluntarily agreed to dismiss all claims by the Trade School Review Association and the claims by the Individual Plaintiffs under the California Business and Professions Code for restitution on behalf of themselves and as “private attorneys general” on behalf of all persons similarly situated. We believe the plaintiffs’ claims are without merit and we intend to vigorously defend the Company against them.

      On or about March 18, 2003, a complaint was filed (but not served) with the Los Angeles Superior Court entitled Socorra Estrada v. Corinthian Schools, Inc., et al. Plaintiff is a former student in the Company’s Bryman College Campus in Whittier who enrolled in that campus prior to its acquisition by the Company from Educorp, Inc. (“Educorp”) in October 2000. Plaintiff initially alleged violation by the Company of the California Education Code, intentional misrepresentation and concealment. Plaintiff has since filed and served a First Amended Complaint in which she has dismissed her causes of action against the Company for violation of the California Education Code, intentional misrepresentation and concealment, but has added a cause of action against the Company seeking injunctive relief under California Business and Professions Code Section 17200. Plaintiff has also added Educorp and two individuals affiliated with Educorp as defendants in the matter. We believe the plaintiff’s claims are without merit and we intend to vigorously defend the Company against them.

      On or about May 29, 2003, a class action complaint was filed with the Los Angeles Superior Court entitled Montoya v. Corinthian Schools, Inc., et al. Plaintiff, a former instructor with the Company’s Bryman College campus in El Monte, California, alleges that she and other instructors employed by the Company’s Corinthian Schools, Inc. subsidiary in the State of California for the previous four years were improperly classified as exempt from California’s overtime compensation laws. Plaintiff states causes of action under California wage orders, California’s Labor Code, and California’s Business and Professions Code. Plaintiff seeks certification as a class, monetary damages in unspecified amounts, penalties, interest, attorneys’ fees, exemplary damages, and injunctive relief. We believe the Company’s classification of employees for overtime purposes has been consistent with applicable law and that the plaintiff’s claims are without merit. We intend to vigorously defend the Company in this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Dividend Policy

      We have never paid cash dividends on our common stock. We currently anticipate retaining future earnings, if any, to finance internal growth and potential acquisitions. Payment of dividends in the future, if at all, will depend upon our earnings and financial condition and various other factors our Board of Directors may deem appropriate at the time. Our amended credit agreement restricts the payment of cash dividends.

Price Range of Common Stock

      Our common stock is listed on the Nasdaq National Market System under the symbol “COCO.” The approximate number of holders of record of our common stock as of September 3, 2003 was 47 and we believe the number of beneficial owners to be in excess of 22,500. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

      On September 3, 2003 the closing price per share of common stock was $57.76 and the range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2001, 2002 and 2003 is as follows after giving effect to the Company’s two-for-one stock splits effected in the form of stock dividends in December 2000 and May 2002:

	Price Range of
	Common Stock

	High	Low

Fiscal Years Ended June 30:
2001:
First Quarter	$15.32	$5.75
Second Quarter	21.50	12.32
Third Quarter	24.18	15.57
Fourth Quarter	26.00	17.00
2002:
First Quarter	$27.74	$12.00
Second Quarter	21.19	15.00
Third Quarter	25.60	18.89
Fourth Quarter	34.88	24.38
2003:
First Quarter	$37.85	$23.85
Second Quarter	40.95	32.21
Third Quarter	41.43	33.30
Fourth Quarter	49.88	38.78
2004:
First Quarter (through September 3, 2003)	$58.99	$50.35

Item 6.	Selected Financial Data

      The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data and the balance sheet data set forth below as of and for each of the five years ended June 30, 1999, 2000, 2001, 2002 and 2003 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended June 30,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues(1)	$132,972	$170,734	$244,163	$338,146	$517,293

Operating expenses:
Educational services	76,425	92,757	131,501	175,088	251,366
General and administrative	13,961	16,346	19,562	29,614	49,770
Marketing and advertising	29,702	37,225	52,349	70,741	106,478

Total operating expenses	120,088	146,328	203,412	275,443	407,614

Income from operations	12,884	24,406	40,751	62,703	109,679
Interest (income)	(735)	(2,071)	(2,363)	(1,763)	(1,259)
Interest expense	2,413	390	285	225	1,602
Other (income)	—	(175)	—	(662)	(13)

Income before income taxes and extraordinary (loss)	11,206	26,262	42,829	64,903	109,349
Provision for income taxes	4,703	10,840	17,098	25,955	43,412

Net income before extraordinary (loss)	6,503	15,422	25,731	38,948	65,937
Extraordinary (loss), net of tax benefit	(2,011)	—	—	—	—

Net income	$4,492	$15,422	$25,731	$38,948	$65,937

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income before extraordinary (loss)	$6,503	$15,422	$25,731	$38,948	$65,937
Less preferred stock dividends	(355)	—	—	—	—

Income before extraordinary (loss) attributable to Common stockholders	6,148	15,422	25,731	38,948	65,937
Extraordinary (loss)	(2,011)	—	—	—	—

Net income attributable to common stockholders	$4,137	$15,422	$25,731	$38,948	$65,937

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS(2):
Basic —
Income before extraordinary (loss)	$0.21	$0.37	$0.61	$0.91	$1.52
Extraordinary (loss)	(0.07)	—	—	—	—

Net income	$0.14	$0.37	$0.61	$0.91	$1.52

Diluted —
Income before extraordinary (loss)	$0.18	$0.37	$0.59	$0.87	$1.43
Extraordinary (loss)	(0.06)	—	—	—	—

Net income	$0.12	$0.37	$0.59	$0.87	$1.43

Weighted average number of common shares outstanding:
Basic	29,064	41,386	42,064	42,692	43,465

Diluted	34,196	41,698	43,462	44,694	46,028

	Years Ended June 30,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Other Data:
Cash flow provided by (used in):
Operating activities	$5,794	$23,582	$21,532	$60,633	$71,102
Investing activities	(16,140)	(19,362)	(17,395)	(44,288)	(92,470)
Financing activities	9,731	(1,121)	10,715	4,678	16,508
Capital expenditures	2,790	4,182	12,545	19,003	30,764
Number of colleges/training centers at end of period	37	44	56	61	71
Student population at end of period	16,012	19,464	25,626	34,221	43,229
Starts during the period(3)	21,008	24,660	33,252	43,427	56,787
Balance Sheet Data:
Cash, cash equivalents and restricted cash(4)	$1,797	$4,896	$19,748	$41,028	$35,911
Marketable securities	14,501	24,107	9,699	25,706	3,897
Working capital	19,108	29,069	39,722	60,064	42,038
Total assets	73,857	95,233	138,636	207,806	329,398
Long-term debt, net of current maturities	3,396	2,230	2,138	1,515	1,384
Long term capital leases, net of current portion	—	—	—	—	12,586
Total stockholders’ equity	$53,536	$69,003	$105,563	$151,054	$234,341

(1)	Represents student tuition and fees and bookstore sales, net of refunds.

(2)	All share and per share amounts have been restated to reflect two-for-one stock splits effected in the form of stock dividends in December 2000 and May 2002.

(3)	Represents the new students starting school during the periods presented.

(4)	Includes approximately $10,000, $10,000, $10,000, $267,000 and $10,000 of restricted cash at June 30, 1999, 2000, 2001, 2002 and 2003, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

Background and Overview

      As of June 30, 2003, we operated 69 colleges and two training centers, with more than 43,200 students, in 21 states. During the fiscal year ended June 30, 2003, our Company had net revenues of $517.3 million. Our revenues consist principally of student tuition, enrollment fees and bookstore sales, and are presented as net revenues after adjustments for refunds related to students who do not complete their courses. We recognize revenue on a pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program.

      Net revenues increased 53.0% to $517.3 million in 2003 from $338.1 million in 2002. The increase was largely the result of a 26.3% increase in student population and a 11.8% increase in average tuition rate per student during the period. Tuition revenues, which represented 92.7% of fiscal 2003 total net revenues, fluctuate with the aggregate enrolled student population and the average program or credit hour charge. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts typically occur on a monthly basis in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional “mini-start” in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level, such as diploma, associate’s, bachelor’s or master’s degree, and the specific curriculum.

      The majority of students at our colleges rely on funds received under various government sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. In fiscal 2003, approximately 81.9% of our net revenues, on a cash basis, were derived from federal student financial aid programs.

      We categorize our expenses as educational services, general and administrative, and marketing and advertising. Educational services expense primarily consists of those costs incurred to deliver and administer the education programs at the colleges, including faculty and college administration compensation; education materials and supplies; college facility rent and other occupancy costs; bad debt expense; depreciation and amortization of college property and equipment; and default management expenses and financial aid processing costs.

      General and administrative expense consists principally of those costs incurred at the corporate and regional level in support of college operations, except for marketing and advertising related costs. Included in general and administrative expenses are costs relating to executive management, corporate staff and regional operations management compensation; rent and other occupancy costs for corporate headquarters; depreciation and amortization of corporate property and equipment and certain intangibles; and other expenses incurred at corporate headquarters. Additionally, all incentive compensation expenses are included in general and administrative expenses.

      Marketing and advertising expense includes compensation for college admissions staff, regional admissions personnel, compensation expenses for marketing and advertising management, and all direct advertising and production costs. We expense advertising costs as incurred.

Critical Accounting Policies and Estimates

      Our discussions and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, intangible assets, deferred taxes, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We maintain a revenue recognition policy. Revenues consist primarily of tuition and fees derived from courses taught in our colleges, schools, and training centers. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as this amount is expected to be earned within the next year.

Students attending our institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs) or (ii) “courses” leading to an associate, bachelor or master’s degree. Costs of “programs” or credit hours for “courses” are clearly identified in the Company’s enrollment agreements. At the start of each student’s respective “program” or “course” of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or course. We recognize revenue from tuition and fees pro-rata over the relevant period attended by the student of the applicable course or program of study. If a student withdraws from an institution, we cease the recognition of revenue and the paid but unearned portion of the student tuition is refunded. Additionally, to ensure the delivery of education has occurred, either attendance is taken or academic events are conducted at appropriate intervals to ensure that the student is completing his or her respective field of study within the acceptable time period.

Marketing and Advertising Expense. We maintain an advertising expense recognition policy. Marketing and advertising costs are generally expensed as incurred. We have significant marketing and advertising expenses consisting primarily of payroll and payroll related expenses, direct-response and other advertising, promotional materials and other related marketing costs.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write-off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts.

Many of our students participate in federally guaranteed student loan programs. The federally guaranteed student loans are authorized by the Higher Education Act (“HEA”) of 1965 and are guaranteed by an agency of the federal government, not us. The guaranteed loans are neither guaranteed by us, nor can the student guaranteed loans become an obligation of the ours. Accordingly, we do not record an obligation to repay any of the guaranteed loans that are not repaid by our former students and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federally guaranteed student loans.

The guarantee of student loans is provided by an agency of the federal government, not by us. If an institutions’ former students’ default rate on guaranteed loans (Cohort Default Rate) equals or exceeds 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. Our institutions’ Cohort Default Rates act as a gatekeeper to the institutions’ eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federally guaranteed loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels. Rather, if the Cohort Default Rates at a particular institution exceed 25% for three consecutive years, the institutions’ students may lose eligibility to receive federal student financial aid.

Intangible Assets. We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. We have adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and do not amortize goodwill. We assign values to other intangible assets, such as curriculum, trade names and accreditation. Although we believe our intangible assets are fairly stated, changes in strategy or market conditions could significantly impact the reported values of intangible assets which could result in future reductions to earnings and require adjustments to asset balances.

Deferred Taxes. We currently have deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of our deferred tax assets annually.

Stock-based Compensation. We account for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options issued to employees and SFAS No. 148, “Accounting for Stock-based Compensation Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income. All options, stock appreciation rights or other common stock based securities granted are accounted for under fixed accounting and have an exercise price equal to the market value of the underlying common stock on the date of grant.

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

      On July 1, 2002, we acquired all of the outstanding stock of Wyo-Tech Acquisition Corporation. The cash purchase price was $84.4 million and was funded through cash on hand and approximately $43 million provided from our credit facility. Wyo-Tech operates two colleges in Laramie, Wyoming and Blairsville, Pennsylvania.

      On January 2, 2003, we acquired substantially all of the assets of Learning Tree University, Inc. and LTU Extension, Inc., which operates two training centers in southern California, for approximately $5.3 million in cash of which $2.0 million has been deferred subject to achieving certain operating performance criteria.

      Subsequent to fiscal 2003 year end, on August 1, 2003, we acquired all of the outstanding stock of Career Choices, Inc., which operates 10 campuses in California, Washington and Oregon, for approximately $56 million, financed through a combination of available cash and borrowings from our credit facility. The results of Career Choices, Inc. are not included in the consolidated financial statements for the fiscal year ended June 30, 2003.

      Subsequent to fiscal 2003 year end, on August 6, 2003, we acquired substantially all of the assets of East Coast Aero Tech, LLC, which operates one campus in Massachusetts, for approximately $2.9 million plus or minus certain balance sheet adjustments, financed through a combination of available cash and borrowings from our credit facility. The results of East Coast Aero Tech, LLC. are not included in the consolidated financial statements for the fiscal year ended June 30, 2003.

      Subsequent to fiscal 2003 year end, we acquired more than 90% of the outstanding CDI common shares pursuant to a tender offer for approximately $32 million and the assumption of debt of approximately $10 million. We funded the acquisition with available cash and borrowings from our credit facility. CDI operates 45 post-secondary colleges and 15 corporate training centers throughout Canada. The results of CDI are not included in the consolidated financial statements for the fiscal year ended June 30, 2003. We expect to acquire the approximate 10% of the remaining outstanding common shares of CDI Education Corporation during our second fiscal quarter ending December 31, 2003.

Results of Operations

      Comparisons of results of operations between fiscal year ended June 30, 2003, and fiscal years ended June 30, 2002 and 2001, are difficult due to the opening of six branch campuses and the acquisition of two campuses and two training centers in fiscal 2003, opening of four branch campuses and the acquisition of three campuses in fiscal 2002, and the opening of four branch campuses and the acquisition of nine campuses in fiscal 2001.

      The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,

	2001	2002	2003

Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	53.9	51.8	48.6
General and administrative	8.0	8.8	9.6
Marketing and advertising	21.4	20.9	20.6

Total operating expenses	83.3	81.5	78.8
Income from operations	16.7	18.5	21.2
Interest (income)	(0.9)	(0.5)	(0.2)
Interest expense	0.1	—	0.3
Other (income)	—	(0.2)	—

Income before income taxes	17.5	19.2	21.1
Provision for income taxes	7.0	7.7	8.4

Net income	10.5%	11.5%	12.7%

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

      Net Revenues. Net revenues increased $179.1 million, or 53%, from $338.1 million in fiscal 2002 to $517.3 million in fiscal 2003 due primarily to a 26.3% increase in total student population, a 17.3% increase in same school population and an 11.8% increase in the average earning rate per student. At June 30, 2003, student population was 43,229, compared with 34,221 at June 30, 2002. Revenues in same schools increased 29.1% for the fiscal year 2003. The Company defines same schools as those colleges, schools and training centers that have been owned and operated by the Company for four full quarters. Core growth in revenues increased 32.8% for the fiscal year 2003. The Company defines core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools and training centers acquired within the last four quarters. Same school student population increased 17.3% as of June 30, 2003 when compared to the prior year. Net revenues also increased as a result of opening six branch campuses and acquiring two additional campuses and two training centers during fiscal 2003.

      Educational Services. Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supply expense, and bad debt expense. As a percentage of revenues, educational services expense decreased from 51.8% of revenues in fiscal 2002 to 48.6% of revenues in fiscal 2003. Educational services expense increased $76.3 million, or 43.6%, from $175.1 million in fiscal 2002 to $251.4 million in fiscal 2003. The increase was due primarily to additional expenses required to support the 26.3% increase in student population, wage increases for employees, increases in bookstore expenses and classroom materials, increase in facility rents, increase in outside services, additional depreciation expense, and expenses relating to the two acquired campuses, two acquired training centers and six new branch campuses opened since June 30, 2002. Bad debt expense decreased to 3.8% of revenues or $19.9 million in fiscal 2003 as compared to $18.5 million, or 5.5% of revenues in fiscal 2002. Additionally, 50 new programs were adopted into existing schools during fiscal 2003, compared to 44 program adoptions in fiscal 2002 and 75 program adoptions were adopted in fiscal 2001.

      General and Administrative. General and administrative expenses include incentive compensation and corporate payroll and payroll related expenses, headquarters office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased from 8.8% in fiscal 2002 to 9.6% in fiscal 2003. General and administrative expense increased $20.2 million, or 68.1%, from $29.6 million in fiscal 2002 to $49.8 million in fiscal 2003. The increase was primarily a result of additional performance bonuses earned as a result of improved operating results, additional headquarters staff required to support the 53% increase in revenues and 26.3% increase in student population, wage increases for employees, increase in insurance expense and occupancy costs, expenses incurred to support the increase in the number of campuses operated by the Company and increases in outside services, which include accounting, legal and consulting expenses.

      Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of revenues, marketing and advertising expenses decreased from 20.9% of revenues in fiscal 2002 to 20.6% of revenues in fiscal 2003. Marketing and advertising expenses increased $35.7 million, or 50.5%, from $70.7 million in fiscal 2002 to $106.4 million in fiscal 2003. The increase resulted in 30.8% increase in total student starts and 14.9% increase in same school starts, as well as increased advertising required to support the two campuses and two training centers acquired in fiscal 2003 and the six new branch campuses opened since June 30, 2002.

      Income From Operations. As a percentage of revenues, income from operations increased from 18.5% of revenues for fiscal 2002 to 21.2% of revenues for fiscal 2003. Income from operations in fiscal 2003 increased 75% to $109.7 million, compared to $62.7 million in fiscal 2002.

      Interest (Income) Expense, net. Interest expense (net of interest income of $1.3 million) amounted to $0.3 million in fiscal 2003 compared to interest income (net of interest expense of $0.2 million) of $1.5 million in fiscal 2002. The decrease in net interest income from the prior year is primarily due to an increase in interest expense related to capital lease obligations, a decrease in investments due to cash used to fund acquisitions in fiscal 2003 and a decline in the interest rate earned on invested funds.

      Provision for Income Taxes. The effective income tax rate was 39.7% of income before income taxes in fiscal 2003 compared to 40.0% of income before income taxes in fiscal 2002.

      Net Income. As a percentage of revenues, net income increased from 11.5% in fiscal 2002 to 12.7% of revenues for fiscal 2003. Net income for fiscal 2003 increased 69.3% to $65.9 million compared to net income of $38.9 million for fiscal 2002.

      Income per Share. Diluted earnings per common share for fiscal 2003 increased 64.4% to $1.43 per diluted common share compared to $0.87 per diluted common share for fiscal 2002. The weighted average number of diluted shares outstanding was 46.0 million in fiscal 2003 and 44.7 million in fiscal 2002.

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

      Educational Services. As a percentage of revenues, educational services expense decreased from 53.9% in fiscal 2001 to 51.8% in fiscal 2002. Educational services expense increased $43.6 million, or 33.1%, from $131.5 million in fiscal 2001 to $175.1 million in fiscal 2002. The increase was due primarily to the 33.5% increase in the student population, wage increases for employees, increase in bad debt expense, and increase in bookstore cost of sales and course materials. Due to initiatives begun in fiscal 2002 to reduce bad debt expense, bad debt expense decreased to 5.5% of revenue or $18.5 million in fiscal 2002 as compared to $14.0 million, or 5.7% of revenue in fiscal 2001. Bad debt expense, as a percentage of revenue improved to 4.7% for the fourth quarter of fiscal 2002 compared to 6.3% in the fourth quarter of fiscal 2001. Additionally, 44 programs were adopted by our schools during fiscal 2002, compared to 75 program adoptions in fiscal 2001 and 36 programs were adopted in fiscal 2000. During fiscal 2002, four new branch campuses were opened and three campuses were acquired.

      General and Administrative. As a percentage of revenues, general and administrative expense increased from 8.0% in fiscal 2001 to 8.8% in fiscal 2002. General and administrative expense increased $10.0 million, or 51.4%, from $19.6 million in fiscal 2001 to $29.6 million in fiscal 2002. The increase was primarily a result of higher incentive compensation, an increase in the number of employees required to support the increased revenues, student population and the number of campuses and wage increases for employees, increased professional fees, and increased campus relocation expenses.

      Marketing and Advertising. As a percentage of revenues, marketing and advertising expense decreased from 21.4% in fiscal 2001 to 20.9% in fiscal 2002. Marketing and advertising expense increased $18.4 million, or 35.1%, from $52.3 million in fiscal 2001 to $70.7 million in fiscal 2002, primarily due to the increased advertising required to support the acquired campuses and new branch campus openings and additional admissions staff necessary to support the 30.6% increase in new student enrollments. Also contributing to the increase was advertising cost inflation, wage increases for employees, and increased travel expense.

      Income From Operations. Income from operations in fiscal 2002 increased 53.9% to $62.7 million, or 18.5% of revenues, compared to $40.8 million, or 16.7% of revenues in fiscal 2001.

      Interest (Income) Expense, net. Interest income (net of interest expense of $0.2 million) amounted to $1.5 million in fiscal 2002 compared to interest income (net of interest expense of $0.3 million) of $2.1 million in fiscal 2001.

      Provision for Income Taxes. The effective income tax rate was 40.0% of income before income taxes in fiscal 2002 and 39.9% of income before income taxes in fiscal 2001.

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

Seasonality and Other Factors Affecting Quarterly Results

      Our revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges, schools and training centers have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period. See the footnote entitled Quarterly Financial Summary (unaudited) of the Consolidated Financial Statements included elsewhere herein.

Liquidity and Capital Resources

      In June 2002, we entered into a Credit Agreement for $100.0 million with a syndication of financial institutions administered by Bank of America, N.A which would have expired in July 2005. On August 15, 2003, we amended the credit facility, and increased it to $235 million, of which $185 million is a domestic facility and $50 million is a Canadian facility. The Amended Credit Agreement expires in 2006. The Amended Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letter of credit issuances of up to $25 million for domestic letters of credit and $10 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including LIBOR and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus  1/2 of 1% or the Bank of America prime rate, plus a margin of 0% to 0.25% depending on the Company’s consolidated leverage ratio as defined in the agreement. The Agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, DOE financial responsibility composite score ratio, and limitations on long term student notes receivables. As of June 30, 2003, we were in compliance with all of the covenants. As of June 30, 2003, there were no borrowings outstanding under the credit facility and approximately $5.0 million of the credit facility was used to support performance bonds and standby letters of credit. The Amended Credit Agreement is secured by substantially all of our real and personal property including the stock of its significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

      On July 1, 2002, we acquired all of the outstanding stock of Wyo-Tech for an aggregate purchase price of approximately $84.4 million, of which approximately $41.4 million was funded with cash on hand and we borrowed approximately $43 million from the credit facility. The Wyo-Tech acquisition borrowings were repaid in full prior to October 30, 2002.

      Average daily borrowings outstanding amounted to $5.9 million in fiscal 2003, $35,000 in fiscal 2001, and there were no borrowings in fiscal 2002.

      Working capital amounted to $42.0 million as of June 30, 2003 and $60.1 million as of June 30, 2002 and the current ratios were 1.6:1 and 2.2:1, respectively. The reduction in working capital in fiscal 2003 when compared to fiscal 2002 was due primarily to the acquisition of Wyo-Tech.

      Cash provided by operating activities amounted to $71.1 million in fiscal 2003 compared to $60.6 million in fiscal 2002 and $21.5 million in fiscal 2001. The increase in cash provided by operating activities in fiscal 2003, compared to fiscal 2002, was primarily due to increased earnings, increased depreciation and amortization, increased accrued expenses and an increase in deferred taxes, partially offset by an increase in receivables and other assets.

      Cash used in investing activities amounted to $92.5 million in fiscal 2003, $44.3 million in fiscal 2002 and $17.4 million in fiscal 2001. The change in cash used in investing activities is due primarily to the acquisition of colleges, increased capital expenditures, net of proceeds from asset dispositions and from the sale of marketable securities. During fiscal 2003, we completed the acquisition of Wyo-Tech and its two campuses for a purchase price of approximately $84.4 million. We also completed the acquisition of LTU and its two training centers located in Southern California for the purchase price of approximately $3.3 million in cash and we opened six new branch campuses. The amount paid in excess of the fair market values of assets acquired, net of liabilities assumed, was approximately $81.0 million and was allocated to goodwill and other intangible assets. During fiscal 2002, we completed the acquisition of NST and its three colleges in the greater Miami area for a purchase price of $14.4 million and assumed net liabilities of $0.6 million. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $15.0 million and was allocated to goodwill and other intangible assets. During fiscal 2001, we completed the acquisition of nine colleges in three separate transactions for a combined purchase price of $22.1 million, including $2.8 million of liabilities assumed or paid. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $18.4 million, of which $17.0 million was allocated to goodwill and was being amortized over 40 years through June 30, 2002. The remaining $1.4 million was allocated to curriculum and non-compete agreements with the former owners. These acquisitions were accounted for using the purchase method of accounting and their respective results of operations are included in our consolidated results of operations since their respective acquisition dates.

      Capital expenditures amounted to $30.8 million in fiscal 2003, $19.0 million in fiscal 2002 and $12.5 million in fiscal 2001. Capital expenditures were incurred to open six new branch campuses in fiscal 2003, four new branch campuses in fiscal 2002 and four new branch campuses in fiscal 2001 and for the purchases of classroom equipment to accommodate the increased student population and to continue to upgrade existing schools and classroom equipment. Capital expenditures were also incurred to relocate, remodel and enlarge campuses. Additionally, during fiscal 2003, we incurred capital expenditures to relocate three campuses and to enlarge or remodel seventeen campuses, and during fiscal 2002, we incurred capital expenditures to relocate six campuses and to enlarge or remodel ten campuses. During fiscal 2001, three campuses were relocated and nine campuses and our corporate headquarters were enlarged or remodeled. Capital expenditures of approximately $11.0 million and $5.7 million were incurred to purchase information technology equipment and to integrate software in fiscal 2003 and fiscal 2002, respectively. In fiscal 2002, the Company sold its Colorado Springs facility and subsequently leased the facility back at rents which we believe approximate fair market rents. The gain on sale of the facility was approximately $0.2 million and will be amortized into income over the term of the lease. In fiscal 2000, the Company sold its Aurora, Colorado facility and subsequently leased the facility back at rents which we believe approximate fair market rents. The gain on the sale of the facility was approximately $1.0 million and was to be amortized into income over the term of the lease. During fiscal 2002, the Company relocated its Colorado facility and recognized the unamortized portion of the deferred gain of approximately $0.6 million. We believe that our capital expenditures for fiscal 2004 will approximate $60.0 million.

      During fiscal 2003, investments in marketable securities decreased by $21.8 million, while in fiscal 2002 marketable securities increased by $16.0 million. Marketable securities decreased by $14.4 million in fiscal 2001.

      Net cash provided by financing activities amounted to $16.5 million in fiscal 2003. Net cash provided by financing activities amounted to $ 4.7 million in fiscal 2002 and net cash provided by financing activities amounted to $10.7 million in fiscal 2001. During fiscal 2003, net cash provided by financing activities consisted of proceeds from borrowings of $58.6 million and proceeds from the exercises of stock options of $17.4 million, partially offset by the payments on long-term debt including capital lease obligations of $59.4 million. During fiscal 2002, net cash provided by financing activities consisted of proceeds from the exercise of stock options of $6.5 million, partially offset by the payments on long-term debt of $1.9 million. During fiscal 2001, net cash provided by financing activities consisted primarily of net proceeds of $8.8 million from the secondary public stock offering of approximately 800,000 shares of common stock and proceeds from the exercises of stock options, including tax benefits, of $2.0 million.

      We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our Amended Credit Agreement will provide us with adequate resources for our ongoing operations through fiscal 2004 and our currently identified and planned capital expenditures.

Off-Balance Sheet Arrangements

      As of June 30, 2003, future minimum cash payments due under contractual obligations, including our credit agreement, non-cancelable operating and capital lease agreements and other long-term arrangements, are as follows (in thousands):

	Payments Due by Period

				More Than
Contractual Obligations	Total	0-3 Years	4-5 Years	5 Years

Capital Lease Obligations	30,536	4,599	3,146	22,791
Operating Lease Obligations	205,195	97,679	52,490	55,026
Other Long-Term Obligations	2,038	792	1,246	—
Total	$237,769	$103,070	$56,882	$77,817

      The Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of June 30, 2003, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

New Accounting Pronouncements

      In June 2001, Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142, “Accounting for Business Combinations, Goodwill and Other Intangible Assets,” in its entirety effective July 1, 2002. Accordingly, under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on an annual basis. If the test indicates that goodwill is impaired, the goodwill will be written down to its fair value and a corresponding charge to earnings will be recorded. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. As a result of the adoption on July 1, 2002, of SFAS No. 142, there was no goodwill amortization expense for fiscal 2003, compared to approximately $824,000 of goodwill amortization expense (pre-tax) in fiscal 2002. Additionally, there was approximately $206,000 of goodwill amortization expense (pre-tax) in the fourth quarter of fiscal 2002. No impairment losses were recorded upon the initial adoption of SFAS No. 142. The adoption of SFAS No. 141 and SFAS No. 142 did not have an adverse material impact on our consolidated financial position, results of operations or earnings per share.

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

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Interpretation No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The Company does not expect the adoption of Interpretation No. 45 to have a material effect on its financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to improve the clarity and prominence of disclosures about the pro forma effects of accounting for stock based compensation on the financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 with earlier application permitted in certain circumstances. The Company adopted SFAS No. 148 as of January 1, 2003 through its continued application of the intrinsic value method of accounting under APB opinion No. 25.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 requires a company to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation No. 46 is immediately effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, with respect to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company does not have Variable Interest Entities, or Special Purpose Entities (“SPEs”) and the adoption of Interpretation No. 46 will not have an impact on our consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an adverse material impact on our consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have an adverse material impact on our consolidated financial position or results of operations.

Subsequent Events

      Effective August 1, 2003, we acquired all of the outstanding stock of Career Choices, Inc. The cash purchase price was approximately $56 million, plus certain balance sheet adjustments. The cash purchase price was funded through a combination of available cash and borrowings from our credit facility. Career Choices Inc. had approximately 2,900 students as of June 30, 2003 and operates 10 campuses in California, Washington and Oregon that offer both degree and diploma and certificate programs with concentrations of study in applied science, automotive technology, HVAC technology and allied health, including the popular fields of massage therapy, dental assisting and medical assisting. For fiscal 2004, we expect Career Choices to generate revenues of between $36 million and $39 million. Additionally, we expect Career Choices, after giving effect to acquisition integration costs, the incurrence of interest expense and the reduction of interest income, to be accretive to diluted earnings per share by between $0.03 and $0.04 for fiscal 2004.

      Effective August 6, 2003, we acquired substantially all of the assets of East Coast Aero Tech, LLC. The cash purchase price was approximately $2.9 million, plus or minus certain balance sheet adjustments. The cash purchase price was funded through a combination of available cash and borrowings from our credit facility. East Coast Aero Tech had approximately 180 students as of June 30, 2003 and operates one campus in Massachusetts that offers programs in aviation maintenance technology. For fiscal 2004, we expect East Coast Aero Tech to generate revenues of approximately $2.6 million. Additionally, we expect East Coast Aero Tech, after giving effect to acquisition integration costs, the incurrence of interest expense and the reduction of interest income, to be slightly dilutive to earnings per share for fiscal 2004.

      On August 19, 2003, we acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) through a tender offer to acquire all of the outstanding shares of common stock. By September 3, 2003, we acquired an aggregate of approximately 9,250,613 common shares of CDI Education Corporation representing slightly more than 90% of all outstanding CDI shares for approximately $32 million and the assumption of debt of approximately $10 million. We will proceed to acquire the remaining CDI shares not deposited under the tender offer by the exercise of the compulsory acquisition right under the Business Corporations Act (Ontario). Shareholders of CDI Education Corporation who did not tender to the tender offer will be offered C$4.33 per CDI share, the same price offered to shareholders under the offer. Upon acquisition of these remaining CDI shares, CDI will become an indirect, wholly-owned subsidiary of Corinthian Colleges, Inc. The cash purchase price was funded with available cash and borrowings from our amended credit facility. CDI operates 45 post-secondary colleges and 15 corporate training centers throughout Canada. CDI’s 45 post-secondary colleges offer diploma-granting programs in allied health, business and information technology and had approximately 6,000 students as of June 30, 2003. CDI’s corporate education division, which has 15 training centers, serves as both an outsourced and e-learning provider focused on skills development specialties such as leadership, innovation and business analysis. For fiscal 2004, we expect CDI to generate revenues of between $67 million and $72 million. Additionally, we expect CDI, after giving effect to acquisition integration costs, the incurrence of interest expense and the reduction of interest income, to break even for fiscal 2004.

      These acquisitions were strategic to us and will supplement our growth strategies geographically and internationally and will add new and exciting curricula to our library. ECAT and Career Choices’ Sequoia college will provide operating synergies and new curricula to our TSI division. Career Choices’ Ashmead and Eton colleges will add new curricula and expands our presence in the Pacific Northwest and, we expect, will provide operating synergies to our CSI division. The acquisition of CDI expands our footprint into Canada and is our first international operations. Additionally, CDI’s corporate education division becomes the cornerstone of our corporate education growth strategy.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. As of June 30, 2003, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $1.5 million in addition to capital lease obligations of $12.8 million, (ii) student notes receivable, net, in the aggregate amount of $2.8 million, and (iii) marketable securities of $3.9 million. Our mortgage debt and capital lease obligations, student notes receivable, and the marketable securities are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

      Following our CDI acquisition, we are exposed to the impact of foreign currency fluctuations between the Canadian and U.S. dollar. Although we have not utilized hedging instruments to manage this exposure, we may consider doing so in future periods.

Item 8.	Financial Statements and Supplementary Data

      The following financial statements of the company and its subsidiaries are included below on pages 57-85 and page 94 of this report:

      Schedules other than the one listed above are omitted because they are not required, are not applicable, or the required information is shown on the financial statements or the notes thereto.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Corinthian Colleges, Inc.

We have audited the accompanying consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries at June 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST AND YOUNG LLP

Orange County, California

August 13, 2003, except for
     Notes 5 and 12, as to which
     the date is September 3, 2003

The following report of Arthur Andersen LLP (“Andersen”) is a copy of the original report dated August 15, 2001, rendered on the prior years’ financial statements. It is being furnished solely in respect of the consolidated statements of operations, stockholders’ equity and cash flows for fiscal year 2001. The SEC provided regulatory relief designed to allow public companies to dispense with the requirement that they file a consent of Andersen in certain circumstances. After reasonable efforts, we have not been able to obtain a re-issued report or consent from Andersen. Because we have not been able to obtain Arthur Andersen’s consent, you may not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen or any omission to state a material fact required to be stated therein.

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

/s/ ARTHUR ANDERSEN LLP

Orange County, California

August 15, 2001

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,

	2002	2003

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,761	$35,901
Restricted cash	267	10
Marketable securities	25,706	3,897
Accounts receivable, net of allowance for doubtful accounts of $7,297 and $10,362 at June 30, 2002 and 2003, respectively	24,043	36,145
Student notes receivable, net of allowance for doubtful accounts of $320 and $313 at June 30, 2002 and 2003, respectively	726	848
Deferred income taxes	6,142	10,538
Prepaid expenses and other current assets	11,482	21,356

Total current assets	109,127	108,695
PROPERTY AND EQUIPMENT, net	36,956	77,887
OTHER ASSETS:
Goodwill, net	45,340	102,565
Other intangibles, net	12,085	33,885
Student notes receivable, net of allowance for doubtful accounts of $434 and $608 at June 30, 2002 and 2003, respectively	1,218	2,001
Deposits and other assets	3,080	4,365

TOTAL ASSETS	$207,806	$329,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,371	$12,592
Accrued compensation and related liabilities	15,800	26,182
Accrued expenses	2,671	6,426
Income taxes payable	2,304	—
Prepaid tuition	13,332	21,161
Current portion of capital lease obligations	—	186
Current portion of long-term debt	585	110

Total current liabilities	49,063	66,657
LONG TERM CAPITAL LEASE OBLIGATIONS, net of current portion	—	12,586
LONG-TERM DEBT, net of current portion	1,515	1,384
DEFERRED INCOME	147	—
DEFERRED INCOME TAXES	5,920	14,185
OTHER LIABILITIES	107	245
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 80,000 shares authorized, 42,954 shares and 43,822 shares issued and outstanding at June 30, 2002 and 2003, respectively	4	4
Additional paid-in capital	67,023	84,373
Retained earnings	84,027	149,964

Total stockholders’ equity	151,054	234,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,806	$329,398

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,

	2001	2002	2003

	(In thousands, except per share data)
NET REVENUES	$244,163	$338,146	$517,293

OPERATING EXPENSES:
Educational services (including a provision for bad debt expense of $13,965, $18,527 and $19,871 for the years ended June 30, 2001, 2002 and 2003, respectively)	131,501	175,088	251,366
General and administrative	19,562	29,614	49,770
Marketing and advertising	52,349	70,741	106,478

Total operating expenses	203,412	275,443	407,614

INCOME FROM OPERATIONS	40,751	62,703	109,679
Interest (income)	(2,363)	(1,763)	(1,259)
Interest expense	285	225	1,602
Other (income) expense	—	(662)	(13)

INCOME BEFORE PROVISION FOR INCOME TAXES	42,829	64,903	109,349
Provision for income taxes	17,098	25,955	43,412

NET INCOME	$25,731	$38,948	$65,937

INCOME PER SHARE:
Basic	$0.61	$0.91	$1.52

Diluted	$0.59	$0.87	$1.43

Weighted average number of common shares outstanding:
Basic	42,064	42,692	43,465

Diluted	43,462	44,694	46,028

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Nonvoting
	Common Stock		Common Stock
					Additional		Total
		Par		Par	Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity

	(In thousands)
Balance at June 30, 2000.	36,690	$4	4,706	$—	$49,651	$19,348	$69,003
Conversion of Nonvoting Common Stock to Common Stock	4,706	—	(4,706)	—	—	—	—
Issuance of Common Stock from secondary public stock offering, net	800	—	—	—	8,821	—	8,821
Exercise of Stock Options, including tax benefit	250	—	—	—	2,008	—	2,008
Net income and comprehensive income	—	—	—	—	—	25,731	25,731

Balance at June 30, 2001.	42,446	4	—	—	60,480	45,079	105,563
Issuance of Common Stock from Employee Stock Purchase Plan	23	—	—	—	396	—	396
Exercise of Stock Options, including tax benefit	485	—	—	—	6,147	—	6,147
Net income and comprehensive income	—	—	—	—	—	38,948	38,948

Balance at June 30, 2002.	42,954	4	—	—	67,023	84,027	151,054
Issuance of Common Stock from Employee Stock Purchase Plan	23				518		518
Exercise of Stock Options, including tax benefit	845	—	—	—	16,832	—	16,832
Net income and comprehensive income	—	—	—	—	—	65,937	65,937

Balance at June 30, 2003.	43,822	$4	—	$—	$84,373	$149,964	$234,341

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,

	2001	2002	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,731	$38,948	$65,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,860	6,653	12,575
Deferred income taxes	(1,260)	2,549	3,819
Loss (gain) on disposal of assets	—	37	(13)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,150)	645	(11,555)
Student notes receivable	1,769	363	(905)
Prepaid expenses and other assets	(5,509)	(3,015)	(7,640)
Accounts payable	1,901	6,428	(2,441)
Accrued expenses	1,463	3,876	10,499
Income taxes payable	119	1,024	(2,304)
Prepaid tuition	1,085	3,999	3,139
Other long-term liabilities	523	(874)	(9)

Net cash provided by operating activities	21,532	60,633	71,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges and training centers, net of cash acquired	(19,258)	(9,826)	(83,785)
Change in restricted cash	—	(257)	257
Capital expenditures, net of disposals	(12,545)	(19,003)	(30,764)
Proceeds from sale of assets	—	805	13
Sales of (investment in) marketable securities, net	14,408	(16,007)	21,809

Net cash (used in) investing activities	(17,395)	(44,288)	(92,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	58,600
Principal repayments on capital lease obligations and long-term debt	(114)	(1,865)	(59,442)
Proceeds from secondary public offering	8,821	—	—
Proceeds from exercise of stock options and Employee Stock Purchase Plan, including tax benefit	2,008	6,543	17,350

Net cash provided by financing activities	10,715	4,678	16,508

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,852	21,023	(4,860)
CASH AND CASH EQUIVALENTS, beginning of year	4,886	19,738	40,761

CASH AND CASH EQUIVALENTS, end of year	$19,738	$40,761	$35,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$16,979	$24,931	$38,063

Interest expense	$275	$239	$1,617

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges and training centers
Fair value of assets acquired	$20,754	$16,094	$100,421
Net cash used in acquisitions	19,258	9,826	83,785

Liabilities assumed or incurred	$1,496	$6,268	$16,638

Capital lease additions	$—	$—	$6,300

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Summary of Significant Accounting Policies

Description of the Business

      Corinthian Colleges, Inc. (the “Company”), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization. Prior to October 1996 and since 1995, the Company operated under the name of its predecessor, Corinthian Schools, Inc.

      As of June 30, 2003, the Company operated 69 colleges and two training centers in 21 states in the for-profit, post-secondary education industry: Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Louisiana, Massachusetts, Michigan, Missouri, Nevada, New York, Oregon, Pennsylvania, Texas, Utah, Virginia, Washington, West Virginia and Wyoming. All of the Company’s schools are accredited and grant either degrees (Associate, Bachelor and Master) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology and criminal justice. Additionally, the Company has an online learning alternative available to students pursing education exclusively online and is approved to offer nine accredited degrees to exclusively online students. Revenues generated from the Company’s schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation. The Company also offers continuing professional education, short duration certification programs, corporate training and customized learning solutions in its two training centers in California.

      Additionally, in August 2003, the Company completed the acquisitions of East Coast Aero Tech, LLC (“ECAT”), Career Choices, Inc. (“Career”), and CDI Education Corporation (“CDI”) which added 56 colleges and 15 training centers. The purchase price of the three acquisitions was approximately $91 million and was funded with cash on hand and borrowings of approximately $45 million from the Company’s three year, $235 million credit facility. ECAT operates one college in Massachusetts, with a student population of approximately 180 at June 30, 2003, offers accredited diploma programs in airframe and power plant maintenance. Career operates nine colleges in the pacific northwest and one college in northern California, with a student population of approximately 2,900 at June 30, 2003. Career offers accredited programs in automotive technology and heating, ventilation and air conditioning at its Sequoia campus, and allied health programs at its nine Ashmead and Eton campuses. CDI operates 45 colleges, with a student population of approximately 6,000 as of June 30, 2003, and 15 training centers in Canada and is the Company’s first international operation. The CDI colleges offer programs in information technology, business and allied health and the 15 training centers provide training in skills development to both corporations and governmental departments. The results of operations of ECAT, Career and CDI are excluded from the consolidated financial statements of the Company since the acquisitions were completed subsequent to year end.

      The Company has grown through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and through curricula adoptions into existing colleges. Since 1999 and through June 30, 2003, the Company has opened 18 branch campuses and acquired 18 colleges and two training centers. Since its beginning in 1995 and including the August 2003 acquisitions of ECAT, Career and CDI, the Company has acquired 107 colleges and 17 training centers and has opened 18 branch campuses.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

      Each fiscal year ends June 30.

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

Reclassification

      Certain amounts for the prior years have been reclassified to conform to fiscal 2003 financial statement presentation.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities

      Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

      Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings. All available-for-sale securities mature within one year.

      The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” in 1999. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from net income. There are no differences between the Company’s net income, as reported, and comprehensive income, as defined, for the periods presented. At June 30, 2003 there were no material unrealized gains or losses from available-for-sale securities.

Restricted Cash

      Restricted cash consists of a $10,000 deposit as required by the State of Pennsylvania Department of Education.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company maintains a revenue recognition policy. Revenues consist primarily of tuition and fees derived from courses taught in its colleges, schools, and training centers. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student’s tuition is refunded. Refunds are calculated and paid in accordance with applicable federal, state and institutional refund policies. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying condensed consolidated balance sheets as such amount is expected to be earned within the next year.

      Students attending the Company’s institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs) or (ii) “courses” leading to an associate, bachelor or masters degree. Costs of “programs” or credit hours for “courses” are clearly identified in the Company’s enrollment agreements. At the start of each student’s respective “program” or “course” of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or course. The Company recognizes revenue from tuition and fees on a straight-line basis over the relevant period attended by the student of the applicable course or program of study. If a student withdraws from an institution, the Company ceases recognition of revenue and the paid but unearned portion of the students tuition is refunded. Additionally, to insure the delivery of education has occurred, either attendance is taken or academic events are conducted at appropriate intervals to insure that the student is completing his or her respective field of study within the acceptable time period.

Educational Services

      Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies costs, bad debt expense and for 2001 and 2002, the amortization of goodwill.

Marketing and Advertising

      Marketing and advertising expense includes compensation for college admissions staff, regional admissions personnel, compensation expenses for marketing and advertising management, and all direct advertising and production costs. Advertising costs are expensed as incurred and amounted to approximately $31.7 million, $43.8 million, and $63.1 million for the years ended June 30, 2001, 2002, and 2003, respectively.

Property and Equipment

      Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Furniture and equipment	7 years
Computer hardware and software	3-5 years
Leasehold improvements	Shorter of 7 years or term of lease
Buildings	39 years

      The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed. At June 30, 2003, the Company’s review of long-lived assets showed no indication of loss or impairment. Accordingly, no impairment loss was recorded in 2003, 2002 or 2001.

Allowance for Doubtful Accounts

      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. The Company generally will write-off accounts receivable balances deemed uncollectible as they are sent to collection agencies. The Company offers a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed.

Deferred Financing Costs

      Costs incurred in connection with obtaining financing are capitalized and amortized over the maturity period of the debt and are included in deposits and other assets in the accompanying consolidated balance sheets.

Intangible Assets

      Intangible assets consist of goodwill, trade names, accreditation and course curriculum. Goodwill represents the excess of cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill acquired prior to July 1, 2001 was amortized using the straight-line method over 40 years. Course curriculum represents the cost of acquiring such curriculum and is amortized using the straight-line method over 3 to 15 years. Trade names represent the cost to acquire and use the names of the colleges acquired and are amortized using the straight line method over 40 years. Amortization of curriculum and trade names is included in general and administrative expenses while amortization of goodwill for 2001 and 2002 was included in education services in the accompanying statements of operations.

      The determination of related estimated useful lives of intangible assets and whether or not these intangible assets are impaired involves significant judgments. The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and goodwill has not been amortized as of July 1, 2002 and is tested annually or more frequently if circumstances indicate potential impairment, by comparing the fair value of its assets to its carrying amount. The Company conducts studies to determine the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and trade names. Although the Company believes its intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Deferred Income

      During fiscal 2002, the Company relocated from one of its Colorado facilities which it sold in fiscal 2000 and recognized the unamortized portion of the deferred gain of approximately $0.6 million.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In fiscal 2002, the Company sold a facility and subsequently leased the facility back at rents which approximate fair market rents. The gain on sale of the facility was approximately $0.2 million and was completely amortized into income as of June 30, 2003.

Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, restricted cash, marketable securities, receivables and accounts payable approximates their fair value at June 30, 2003 and 2002. In addition, the carrying value of all borrowings approximate fair value at June 30, 2003 and 2002.

Post Retirement Benefit Obligation

      The Company provides certain post retirement benefits to certain key employees. In accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions”, the related expense did not have a material effect on the Company’s financial position or results of operations.

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

Deferred Taxes

      The Company has deferred tax assets, which are subject to periodic recoverability assessments. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. The Company evaluates the realizability of the deferred tax assets annually.

Stock-Based Compensation

      The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, related to options issued to employees and SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure”. No stock-based employee compensation cost is reflected in net income, as all options, stock appreciation rights or other common stock based securities granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Fiscal Years Ended June 30,

	2001	2002	2003

	(In thousands, except per share
	data)
Net income, as reported	$25,731	$38,948	$65,937
Stock-based compensation included above	—	—	—
Deduct: Total stock based employee compensation cost determined under fair value method for all awards, net of related tax effects	(3,274)	(5,020)	(8,979)

Pro forma net income	$22,457	$33,928	$56,958

Basic earnings per share:
As reported	$0.61	$0.91	$1.52
Pro forma	$0.53	$0.79	$1.31
Diluted earnings per share:
As reported	$0.59	$0.87	$1.43
Pro forma	$0.52	$0.76	$1.24

      The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts.

Income Per Common Share

      The Company accounts for net income per common share in accordance with SFAS No. 128 “Earnings Per Share” and SFAS No. 129, “Disclosure of Information about Capital Structure.” Basic net income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive stock options, utilizing the treasury stock method.

Segment Information

      The Company operates in one industry segment. Operations are within one geographic region under the same management control.

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

New Accounting Pronouncements

      In June 2001, Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142. SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142 in its entirety effective July 1, 2002. Under SFAS No. 142, goodwill is no longer amortized on

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a periodic basis, but instead is subject to an impairment test to be performed at least on an annual basis. If the test indicates that goodwill is impaired, the goodwill will be written down to its fair value and a corresponding charge to earnings will be recorded. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. As a result of the adoption on July 1, 2002, of SFAS No. 142, there was no goodwill amortization expense for fiscal 2003, compared to approximately $636,000 and $824,000 of goodwill amortization expense in fiscal 2001 and 2002, respectively. No impairment losses were recorded upon the initial adoption of SFAS No. 142. The adoption of SFAS No. 141 and SFAS No. 142 did not have an adverse material impact on our consolidated financial position, results of operations or earnings per share.

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

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Interpretation No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The Company does not expect Interpretation No. 45 to have a material effect on its financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to improve the clarity and prominence of disclosures about the pro forma effects of accounting for stock based compensation on the financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 with earlier application permitted in certain circumstances. The Company adopted SFAS No. 148 as of January 1, 2003 through its continued application of the intrinsic value method of accounting under APB opinion No. 25.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“Interpretation No. 46”). Interpretation No. 46 requires a company to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. Interpretation No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation No. 46 is immediately effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, with respect to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company does not have variable interest entities, or special purpose entities (“SPEs”) and the adoption of Interpretation No. 46 will not have an impact on the Company’s consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133, Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for contracts which exist in fiscal quarters that began prior to June 15, 2003 and for hedging relationships designed after June 30, 2003. For existing contracts for fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 Implementation Issues should continue to be applied in accordance with their respective dates. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The adoption of SFAS No. 149 is not expected to have an adverse material impact on the Company’s consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have an adverse material impact on the Company’s consolidated financial position or results of operations.

Concentration of Risk

      The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC”) up to $100,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

      The Company extends credit for tuition to a majority of the students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education (“DOE”) requirements. Approximately 81%, 82% and 82% of the Company’s revenues, on a cash basis, were collected from funds distributed under Title IV Programs of the HEA for the years ended June 30, 2001, 2002 and 2003, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which the Company’s students participate. The Company’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation or termination proceeding which could have a material effect to the Company.

      If any of the Company’s institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically apply the funds accessed from the federal financial aid programs to pay their tuition and fees. The transfer of funds is from the financial aid program to the student, who then uses those funds to pay for a portion of the cost of their education. The receipt of financial aid funds reduces the student’s amounts due to the Company and has no impact on revenue recognition, as the transfer relates to the source of funding for the costs of education which may occur either through Title IV or other funds and resources available to the student.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Detail of Selected Balance Sheet Accounts

      Prepaid expenses and other current assets consist of the following:

	As of June 30,

	2002	2003

	(In thousands)
Prepaids	$4,598	$7,401
Course materials, net	3,762	4,856
Other current assets	3,122	2,462
Income tax refund receivable	—	6,637

	$11,482	$21,356

      Property and equipment consist of the following:

	As of June 30,

	2002	2003

	(In thousands)
Furniture and equipment	$19,521	$37,059
Computer hardware and software	15,750	24,784
Leasehold improvements	15,630	22,275
Land	1,305	1,492
Buildings	684	18,302

	52,890	103,912
Less — accumulated depreciation and amortization	(15,934)	(26,025)

	$36,956	$77,887

      Depreciation and amortization expense associated with property and equipment was $3,231,000, $4,746,000 and $10,393,000 for the years ended June 30, 2001, 2002 and 2003, respectively. The amortization for leasehold improvements was $645,000, $1,582,000 and $2,805,000 for the years ended June 30, 2001, 2002 and 2003, respectively. The gross cost of assets recorded under capital building leases, included above, totals approximately $12.8 million as of June 30, 2003. The accumulated amortization related to these assets is approximately $500,000 as of June 30, 2003.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets consist of the following:

	As of June 30,

	2002	2003

	(In thousands)
Goodwill, net:
Goodwill	$47,761	$104,986
Less — accumulated amortization	(2,421)	(2,421)

Goodwill, net	$45,340	$102,565

Other intangibles, net:
Accreditation	$—	$5,246
Curriculum	12,182	15,611
Trade names	5,101	19,877

	17,283	40,734
Less — accumulated amortization	(5,198)	(6,849)

	$12,085	$33,885

      The changes in the carrying amount of goodwill for the year ended June 30, 2003, are as follows (in thousands):

Goodwill balance as of June 30, 2002.	$45,340
Goodwill acquired pursuant to business combinations	64,157
Purchase accounting adjustments	(6,932)

Goodwill balance as of June 30, 2003.	$102,565

      Amortization expense associated with intangibles was $1,571,000, $1,800,000 and $1,651,000 for the years ended June 30, 2001, 2002 and 2003, respectively, and includes amortization of goodwill of $636,000 and $824,000 and for the years ended June 30, 2001 and 2002. There was no amortization expense associated with goodwill for the year ended June 30, 2003. Had amortization of goodwill been discontinued at July 1, 2000, rather than at July 1, 2002, there would have been $.01 effect on earnings per share. Accreditation and trade names are amortized over a range of zero to forty years. Curriculum is amortized over the range of three to fifteen years. Additionally, the Company recognized non-compete agreement expense totaling approximately $107,000 and $115,000 for the years ended June 30, 2002 and 2003, respectively.

      As of June 30, 2003, estimated future amortization expense is as follows (in thousands):

2004	$2,064
2005	2,061
2006	1,853
2007	1,401
2008	1,386
Thereafter	5,577

Total	$14,342

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Student Notes Receivable

      Student notes receivable represent loans which have maturity dates that generally range between 12 months to 120 months from the loan origination date. The interest charged on the notes generally ranges from 12 to 15 percent per annum.

      The following reflects an analysis of student notes receivable at June 30, 2003:

	Net	Allowance	Gross
	Student	For	Student
	Notes	Doubtful	Notes
	Receivable	Accounts	Receivable

	(In thousands)
Current	$848	$313	$1,161
Long-term	2,001	608	2,609
Unearned portion			2,172

Total			$5,942

      Payments due under student notes receivable are as follows:

Fiscal Years
Ending
June 30,

(In thousands)
2004	$2,253
2005	1,965
2006	1,337
2007	342
2008	34
Thereafter	11

Total	$5,942

Note 4 — Business Acquisitions

      During the fiscal year ended June 30, 2002, the Company acquired all of the issued and outstanding shares of the capital stock of National School of Technology, Inc. (“NST”) on April 1, 2002 for approximately $14.4 million in cash. NST operates three campuses in the greater Miami, Florida area. The Company purchased NST in order to complement its existing nine campuses currently operating in Florida, as well as to expand its allied health programs within the strategic geographic area of Southern Florida. The Company expected to be able to generate improvement in NST’s results of operations through a combination of the following: (i) importing the Company’s owned curriculum into the three new NST schools, (ii) deploying the Company’s successful marketing program into the greater Miami metropolitan market, and (iii) achieving synergies by utilizing the Company’s existing management team to supervise the NST operations. All of the foregoing factors were critical in determining the final purchase price, which resulted in the recognition of goodwill. The amount paid in excess of fair market value of the assets acquired (including curricula, trade names, trademarks, etc.), net of liabilities assumed, was $15.0 million and was allocated to goodwill and other intangible assets such as trade names, curricula, and accreditation. The acquisition was accounted for using the purchase method of accounting and NST’s results of operations are included in the consolidated results of operations of the Company since April 1, 2002, its acquisition date.

      During the fiscal year ended June 30, 2003, the Company acquired Wyo-Tech Acquisition Corp. (“Wyo-Tech”). The acquisition price of approximately $84.4 million was funded from available cash and $43 million

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of debt from the Company’s credit facility. Wyo-Tech operates two campuses, which grant diplomas and degrees in the automotive and diesel technology fields. The Company acquired Wyo-Tech in order to gain entry into the field of automotive and diesel mechanic diploma and degree programs. The purchase of Wyo-Tech also gives the Company a nationally recognized name in the field of automotive and diesel mechanic training and a national sales force that the Company believes can be utilized to offer other curricula owned by the Company to potential students. The potential for realization of significant improvement in operating results, through a combination of curriculum enhancement and increased management efficiency, was determined to be high and was a critical factor in the determination of the final purchase price, which resulted in the recognition of goodwill. The Company has adopted SFAS 142, and consequently did not amortize goodwill. The Company assigned value to other intangible assets, such as curriculum, trade names and accreditation. The acquisition was accounted for using the purchase method of accounting and Wyo-Tech’s results of operations are included in the consolidated results of operations of the Company since July 1, 2002, its acquisition date.

      On January 2, 2003, the Company acquired substantially all of the assets of Learning Tree University, Inc. (“LTU”) for a purchase price of approximately $5.3 million, subject to certain working capital adjustments, including deferred payments over the next two years of up to $2.0 million that will be paid to the sellers only if certain operating results benchmarks are achieved by LTU during that time. LTU offers continuing professional education, short duration certificate programs, comprehensive corporate training and customized learning solutions at two training centers in Southern California. LTU also conducts seminars in 40 cities nationwide and offers both instructor-led and online training. Through the acquisition of LTU, the Company gained a platform to penetrate the corporate training, continuing education and customized learning solutions markets. The acquisition was accounted for using the purchase method of accounting and LTU’s results of operations are included in the consolidated results of operations of the Company since January 2, 2003, its acquisition date.

Note 5 — Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations consists of the following:

	As of June 30,

	2002	2003

	(In thousands)
Promissory note due April 2007, with interest at 10.95% per annum, secured by certain land and improvements	$1,575	$1,489
Capital lease obligations	—	12,772
Other	525	5

	2,100	14,266
Less — current portion of long term debt	(585)	(110)
Less — current portion of capital lease obligations	—	(186)

	$1,515	$13,970

      The Company leases certain facilities under capital leases, which require monthly lease payments of approximately $128,000. The leases have interest rates ranging from 10.1% to 11.7% and expire in December 2022.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Principal payments due under the long-term debt arrangements and future minimum lease payments under the capital lease obligations discussed above are as follows:

	Fiscal Years Ending June 30,

	Long-term	Capital Lease
	Debt	Obligations	Total

	(In thousands)
2004	$110	$1,533	$1,643
2005	116	1,533	1,649
2006	130	1,533	1,663
2007	1,138	1,566	2,704
2008	—	1,580	1,580
Thereafter	—	22,791	22,791

	1,494	30,536	32,030
Less — portion representing interest	—	17,764	17,764

Present value of minimum lease payments	1,494	12,772	$14,266

Less — current portion	—	186

Total	$1,494	$12,586

      In June 2002, the Company entered into a Credit Agreement for $100.0 million with a syndication of financial institutions administered by Bank of America, N.A which would have expired in July 2005. On August 15, 2003, the Company amended the credit facility, and increased it to $235 million, of which $185 million is a domestic facility and $50 million is a Canadian facility. The Amended Credit Agreement expires in 2006. The Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letter of credit issuances of up to $25 million for domestic letters of credit and $10 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including LIBOR and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate, plus a margin of 0% to 0.25% depending on the Company’s consolidated leverage ratio as defined in the agreement. The Agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, DOE financial responsibility composite score ratio, and limitations on long term student notes receivables. As of June 30, 2003, the Company was in compliance with all of the covenants. As of June 30, 2003, there were no borrowings outstanding under the credit facility and approximately $5.0 million of the facility was used to support performance bonds and standby letters of credit. The Amended Credit Agreement is secured by substantially all of the Company’s real and personal property including the stock of its significant operating subsidiaries and guaranteed by the Company’s present and future significant operating subsidiaries. Average daily borrowings outstanding amounted to $5.9 million in fiscal 2003, compared to none in fiscal 2002 and $35,000 in fiscal 2001.

Note 6 — Preferred Stock and Common Stockholders’ Equity

Preferred Stock

      The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2003, there were no outstanding shares of preferred stock.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Options

      On April 28, 1998, the Board of Directors adopted the 1998 Performance Award Plan (the “Plan”). Under the Plan, as amended, 6,516,536 options, stock appreciation rights or other common stock based securities may be granted to directors, officers, employees and other eligible persons. As of June 30, 2003, approximately 690,798 shares were available for future granting. Options granted under the Plan were issued at exercise prices ranging from $3.12 -$41.43 per share and have expiration dates not longer than 10 years. Options granted generally vest over a period of two to four years.

      A summary of the status of the Company’s stock option grants are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at June 30, 2000.	1,487,716	$3.90
Stock options granted during the year	1,858,000	$14.02
Stock options exercised	(249,518)	3.96
Forfeitures	(11,176)	3.75

Outstanding at June 30, 2001.	3,085,022	$9.99
Stock options granted during the year	1,404,000	$13.33
Stock options exercised	(484,652)	8.55
Forfeitures	(55,500)	14.47

Outstanding at June 30, 2002.	3,948,870	$11.29
Stock options granted during the year	1,253,000	$32.42
Stock options exercised	(844,858)	10.27
Forfeitures	(124,750)	21.61

Outstanding at June 30, 2003.	4,232,262	$17.45

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at June 30, 2003:

		Options Outstanding		Options Exercisable

		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Outstanding	Exercisable	Exercise
Prices Range	at 6/30/03	Life	Price	At 6/30/03	Price

$3.12 – $10.72	983,262	6.3	$5.94	484,122	$3.90
$12.59 – $25.00	2,035,000	7.9	14.00	495,750	14.73
$26.00 – $41.43	1,214,000	9.2	32.57	—	—

	4,232,262		$17.45	979,872	$9.38

      There were 447,006, 780,590 and 979,872 stock options exercisable at June 30, 2001, 2002, and 2003, respectively.

      Pursuant to SFAS No. 123, the weighted average fair value of stock options granted during fiscal 2001, 2002 and 2003 was $9.26, $10.27 and $32.42, respectively. As discussed in Note 1, the Company elected the “disclosure alternative” allowed under SFAS No. 123. Accordingly, the Company is required to disclose pro forma net income over the vesting period of the options.

      The fair value of each option, stock appreciation grant, and other common stock based securities was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	2001	2002	2003

Risk-free rate	5.44%	5.55%	5.10%
Expected years until exercise	7 years	7 years	7 years
Expected stock volatility	62%	83%	62%
Expected dividends	$—	$—	$—

Note 7 — Weighted Average Number of Common Shares Outstanding

      October 4, 2000, the Company completed a secondary stock offering which included 800,000 common shares sold by the Company.

      Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options.

      The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share restated to reflect the two for one stock splits effected in the form of a stock dividend in December 2000 and in May 2002:

	Fiscal Years Ended June 30,

	2001	2002	2003

	(In thousands)
Basic common shares outstanding	42,064	42,692	43,465
Effects of dilutive securities:
Stock options	1,398	2,002	2,563

Diluted common shares outstanding	43,462	44,694	46,028

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes

      The components of the income tax provision are as follows:

	Fiscal Years Ended June 30,

	2001	2002	2003

	(In thousands)
Current provision:
Federal	$14,851	$19,171	$31,557
State	3,222	4,200	7,986

	18,073	23,371	39,543

Deferred provision:
Federal	(831)	1,955	3,953
State	(144)	629	(84)

	(975)	2,584	3,869

Total provision for income taxes	$17,098	$25,955	$43,412

      Actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2001, 2002 and 2003 to income before provision for income taxes as follows:

	Fiscal Years Ended June 30,

	2001	2002	2003

	(In thousands)
Provision at the statutory rate	$14,990	$22,716	$38,272
State income tax provision, net of federal benefit	2,000	3,139	5,136
Other	108	100	4

	$17,098	$25,955	$43,412

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the Company’s deferred tax asset and liability are as follows:

	As of June 30,

	2002	2003

	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$3,465	$5,385
Accrued vacation	1,089	1,629
State taxes	1,785	66
Net operating loss carryforwards	—	2,281
Other	(197)	1,177

Current deferred tax asset	6,142	10,538

Non-current deferred tax asset (liability):
Notes receivable allowance for doubtful accounts	320	388
Depreciation	(4,224)	(6,724)
Amortization	(2,214)	(2,816)
Capital assets	—	(3,805)
Prepaids	—	(1,228)
Deferred gain on sale/leaseback	198	—

Non-current deferred tax liability	(5,920)	(14,185)

	$222	$(3,647)

      The Company has acquired various companies with net operating losses that may be utilized in future years. At June 30, 2003, the Company had federal and state net operating loss carryforwards of approximately $5,116,000 and $6,807,000, with expiration dates in June 30, 2022 and June 30, 2013, respectively. Due to the “change of ownership” provisions of the Tax Reform Act of 1986, utilization of the Company’s acquired net operating loss carryforwards are subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to offset future income tax liabilities.

      On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003. Accordingly, the Company may not use the California net operating losses generated in prior years to offset taxable income for the year ended June 30, 2003. This suspension will not apply to tax years beginning in 2004 and beyond.

Note 9 — Pro Forma Summary Financial Information

      Effective July 1, 2002, the Company acquired all of the outstanding stock of Wyo-Tech Acquisition Corp. (“Wyo-Tech”) for approximately $84.4 million. The acquisition was financed with approximately $41.4 million of available cash and $43.0 million of borrowings pursuant to a three-year credit facility. Wyo-Tech operates two campuses under the Wyoming Technical Institute name in Laramie, Wyoming and Blairsville, Pennsylvania. The acquisition was accounted for using the purchase method of accounting.

      Wyo-Tech operates two campuses, which grant diplomas and degrees in the automotive and diesel technology fields. The Company acquired Wyo-Tech in order to gain entry into the field of automotive and diesel mechanic diploma and degree programs. The purchase of Wyo-Tech also gives the Company a nationally recognized name in the field of automotive and diesel mechanic training and a national sales force

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the Company believes can be utilized to offer other curricula owned by the Company to potential students. The potential for realization of significant improvement in operating results, through a combination of curriculum enhancement and increased management efficiency, was determined to be high and was a critical factor in the determination of the final purchase price, which resulted in the recognition of goodwill. The Company has adopted SFAS 142, and consequently does not amortize goodwill. For the Wyo-Tech acquisition, the Company assigned value to other intangible assets, such as curriculum, trade names and accreditation.

      The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of July 1, 2002 (in thousands):

Current assets	$1,917
Property and equipment	13,997
Intangible asset not subject to amortization:
Trade name	14,030
Accreditation	840
Intangible asset subject to amortization -
Curriculum (4 year useful life)	1,831
Goodwill	63,709
Other assets	341

Total assets acquired	96,665
Total liabilities	15,878

Net assets acquired	$80,787

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

	Fiscal Year Ended
	June 30,

	2002	2003

Net revenue	$373,938	$517,293
Net income	$40,732	$65,937
Earnings per share — basis	$0.95	$1.52
Earnings per share — diluted	$0.91	$1.43

Note 10 — Commitments and Contingencies

Leases

      The Company leases most of its operating facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2009. In most cases, the facility leases require the Company

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to pay various operating expenses of the facilities in addition to base monthly lease payments. Future minimum lease payments under operating leases are as follows for the twelve months ending June 30:

Operating
Leases

(In thousands)
2004	$34,490
2005	32,428
2006	30,761
2007	28,180
2008	24,310
Thereafter	55,026

$205,195

      Rent expense for the fiscal years ended June 30, 2001, 2002 and 2003 amounted to $17.8 million, $23.3 million and $32.3 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying consolidated statements of operations.

     Legal Matters

      In the ordinary conduct of the business, the Company and its colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against the Company, the Company does not believe that any currently pending legal proceedings to which the Company is a party will have a material adverse effect on the Company’s business, results of operations or financial condition.

      One of the legal actions currently pending against the Company is Aldape, et al. v. Corinthian Schools, Inc., et al., originally reported in the Report on Form 10-K for the fiscal year ended June 30, 2002. Since the date of that report, the Court has granted the Company’s motion to compel arbitration with respect to the claims of the eight of the nine individual plaintiffs who are former students of the Company’s Bryman campus in Los Angeles, California (the “Individual Plaintiffs”). Accordingly, eight of the Individual Plaintiffs’ claims will be adjudicated in binding arbitration. A decision on the motion to compel arbitration as to the ninth Individual Plaintiff is pending. Additionally, plaintiffs’ attorney has voluntarily agreed to dismiss all claims by the Trade School Review Association and the claims by the Individual Plaintiffs under the California Business and Professions Code for restitution on behalf of themselves and as “private attorneys general” on behalf of all persons similarly situated. The Company believes the plaintiffs’ claims are without merit and it intends to vigorously defend itself against them.

      On or about March 18, 2003, a complaint was filed (but not served) with the Los Angeles Superior Court entitled Socorra Estrada v. Corinthian Schools, Inc., et al. Plaintiff is a former student in the Company’s Bryman College Campus in Whittier who enrolled in that campus prior to its acquisition by the Company from Educorp, Inc. (“Educorp”) in October 2000. Plaintiff initially alleged violation by the Company of the California Education Code, intentional misrepresentation and concealment. Plaintiff has since filed and served a First Amended Complaint in which she has dismissed her causes of action against the Company for violation of the California Education Code, intentional misrepresentation and concealment, but has added a cause of action against the Company seeking injunctive relief under California Business and Professions Code Section 17200. Plaintiff has also added Educorp and two individuals affiliated with Educorp as defendants in the matter. The Company believes the plaintiff’s claims are without merit and it intends to vigorously defend itself against them.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On or about May 29, 2003, a class action complaint was filed with the Los Angeles Superior Court entitled Montoya v. Corinthian Schools, Inc., et al. Plaintiff, a former instructor with the Company’s Bryman College campus in El Monte, California, alleges that she and other instructors employed by the Company’s Corinthian Schools, Inc. subsidiary in the State of California for the previous four years were improperly classified as exempt from California’s overtime compensation laws. Plaintiff states causes of action under California wage orders, California’s Labor Code, and California’s Business and Professions Code. Plaintiff seeks certification as a class, monetary damages in unspecified amounts, penalties, interest, attorneys’ fees, exemplary damages, and injunctive relief. The Company believes its classification of employees for overtime purposes has been consistent with applicable law and that the plaintiff’s claims are without merit. The Company intends to vigorously defend itself in this matter.

Note 11 — Employee Benefit Plans

      The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code. All employees with at least one year and 1,000 hours of employment are eligible to participate. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period. Employees previously employed by each of the campuses acquired by the Company vest in the plan based on total years of service with the Company and with the predecessor company. Company contributions to the plan were approximately $1,042,000, $1,203,000 and $1,527,000 for the fiscal years ended June 30, 2001, 2002 and 2003, respectively.

      In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 1,000,000 shares of common stock were initially reserved for sale under the ESPP. At June 30, 2003, employees had purchased 45,334 shares and 954,666 shares were still available for purchase under the ESPP.

Note 12 — Subsequent Events

      Effective August 1, 2003, the Company acquired all of the outstanding stock of Career Choices, Inc.. The cash purchase price was approximately $56 million, plus certain balance sheet adjustments. The cash purchase price was funded through a combination of available cash and borrowings from the credit facility. Career Choices had approximately 2,900 students as of June 30, 2003 and operates 10 campuses in California, Washington and Oregon that offer both degree and diploma and certificate programs with concentrations of study in applied science, automotive technology, HVAC technology and allied health, including the popular fields of massage therapy, dental assisting and medical assisting.

      Effective August 6, 2003, the Company acquired substantially all of the assets of East Coast Aero Tech., LLC. The cash purchase price was approximately $2.9 million, plus or minus certain balance sheet adjustments. The cash purchase price was funded through a combination of available cash and borrowings from the credit facility. East Coast Aero Tech had approximately 180 students as of June 30, 2003 and operates one campus in Massachusetts that offers programs in aviation maintenance technology.

      As of September 3, 2003, the Company acquired an aggregate of approximately 9,250,613 common shares of CDI Education Corporation (“CDI”) representing approximately 90% of all outstanding CDI shares under a tender offer made by Corinthian Canada Acquisition Inc. (the “Offeror”) for all shares of approximately $32 million and the assumption of debt of approximately $10 million. The Offeror will proceed to acquire the remaining CDI shares not deposited under the tender offer by the exercise of the compulsory acquisition right under the Business Corporations Act (Ontario). Shareholders of CDI Education Corporation who did not tender to the tender offer will be offered C$4.33 per CDI share, the same price offered to shareholders under the offer. Upon acquisition of these remaining CDI shares, CDI will become an indirect,

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wholly-owned subsidiary of the Company. The cash purchase price was funded with available cash and borrowings from the credit facility. CDI operates 45 post-secondary colleges and 15 corporate training centers throughout Canada. CDI’s 45 post-secondary colleges offer diploma-granting programs in allied health, business and information technology and had approximately 6,000 students as of June 30, 2003. CDI’s corporate education division, which has 15 training centers, serves as both an outsourced and e-learning provider focused on skills development specialties such as leadership, innovation and business analysis.

Note 13 — Governmental Regulation

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

      To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 2003, management believes all of the Company’s institutions meet these requirements.

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

      A significant component of Congress’ initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (Cohort Default Rate). The guarantee of student loans is provided by an agency of the federal government and not the Company. Although the Company is not obligated to repay any of its students or former students defaults on payments of federally guaranteed student loans, if such default rates equals or exceeds 25% for three consecutive years, the institution may loose participation eligibility in the guaranteed loan program and its students will be denied access to the federally guaranteed student loan programs. An institution whose Cohort Default Rates (“CDR”) equal or exceed 25% for three consecutive years may lose eligibility to participate in the FFEL or FDL programs. An institution whose CDR under certain Title IV Programs for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the DOE.

      All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements and following a change of ownership of the institution.

      Under regulations which took effect July 1, 1998, the DOE calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the DOE’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 2003, all of the Company’s schools and the Company on a consolidated basis satisfied each of the DOE’s standards of financial responsibility.

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

Note 14 — Quarterly Financial Summary (Unaudited)

	Fiscal Quarters

	First	Second	Third	Fourth	Fiscal Year

	(In thousands, except per share amounts)
Fiscal 2003
Net revenues	$115,625	$127,191	$135,548	$138,929	$517,293
Income from operations	23,179	27,007	30,148	29,345	109,679
Net income	13,741	16,146	18,040	18,010	65,937
Income per share
Basic	$0.32	$0.37	$0.41	$0.41	$1.52
Diluted	$0.30	$0.35	$0.39	$0.39	$1.43
Fiscal 2002
Net revenues	$73,696	$81,565	$88,334	$94,551	$338,146
Income from operations	10,463	14,660	18,263	19,317	62,703
Net income	6,474	9,330	11,105	12,039	38,948
Income per share
Basic	$0.15	$0.22	$0.26	$0.28	$0.91
Diluted	$0.14	$0.21	$0.25	$0.27	$0.87
Fiscal 2001
Net revenues	$51,793	$60,768	$65,197	$66,405	$244,163
Income from operations	6,901	10,566	11,558	11,726	40,751
Net income	4,412	6,578	7,164	7,577	25,731
Income per share
Basic	$0.11	$0.15	$0.17	$0.18	$0.61
Diluted	$0.11	$0.15	$0.16	$0.17	$0.59

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 9A.	Controls and Procedures

      The Company maintains certain disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, on a timely basis to permit decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and management’s duties require it to make its best judgment regarding the design of such controls and procedures.

      The Company and its management, including the Chief Executive Officer and Chief Financial Officer, evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures on an ongoing basis. Based on these evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Certain information in response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

Item 11.	Executive Compensation

      Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003.

Item 13.	Certain Relationships and Related Transactions

      Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003.

PART IV

Item 14.	Principal Accountant Fees and Services

      Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K is included in our 2003 Proxy Statement and is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

      1.     Financial Statements

      2.     Financial Statement Schedules

      The required financial statements and financial statement schedules of the Company and its subsidiaries are included in Part II, Item 8, of this Form 10-K and on Schedule II — Valuation and Qualifying Accounts. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require the submission of such schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

      3.     Exhibits:

      The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

      (b) Reports on Form 8-K:

      On June 12, 2003, the Company filed a Report on Form 8-K in which it disclosed that the Company had signed a Stock Purchase and Sale Agreement to acquire all of the outstanding capital stock of Career Choices, Inc., and, in a separate transaction, had signed an Asset Purchase Agreement to acquire substantially all of the assets of East Coast Aero Tech, LLC.

      On July 3, 2003, the Company filed a Report on Form 8-K in which it disclosed that the Company had signed agreements with CDI Education Corporation (“CDI”) and its majority stockholders to acquire all of CDI’s outstanding shares by means of a tender offer in Canada.

      On July 23, 2003, the Company filed a Report on Form 8-K as required by Item 12 “Disclosure of Results of Operations and Financial Condition” of such form, in which it disclosed the Company’s student population and new student starts for the fiscal year ended June 30, 2003.

      On August 14, 2003, the Company filed a Report on Form 8-K in which it disclosed that it had completed the previously announced acquisitions of (i) all the outstanding capital stock of Career Choices, Inc., and (ii) substantially all of the assets of East Coast Aero Tech LLC.

      On August 27, 2003, the Company filed a Report on Form 8-K, as required by Item 12 “Disclosure of Results of Operations and Financial Condition” of such form, in which it announced that the Company had issued a press release announcing financial results for its fiscal year and fourth quarter ended June 30, 2003.

      On August 27, 2003, the Company filed a Report on Form 8-K in which it disclosed that (i) the Company’s wholly-owned subsidiary, Corinthian Canada Acquisition, Inc., had acquired approximately 89% of the common shares of CDI under its previously announced tender offer, and (ii) the Company had amended and increased its credit facility from $100 million to $235 million.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit		Incorporation
Number	Description of Exhibit	Reference

2.1+	Stock Purchase and Sale Agreement, dated as of April 10, 2002, among Corinthian Colleges, Inc., Wyo-Tech Acquisition Corp., Allied Capital Corporation and David Grenat, excluding exhibits, appendices and schedules thereto.	(a)
2.2+	Stock Purchase and Sale Agreement, dated as of June 9, 2003, by and among Corinthian Colleges, Inc., Career Choices, Inc., Lombard North American Partners, L.P., Kenneth Years, Alexander Hehmeyer, Paul Rerucha, Nancy Rerucha, Wallace Wright, Lane Hart, Hamilton Oswald, Kimberly Lothyan, Guy Bell, Amy Kuntz, Michael Sherbourne, Joseph File, Howard Jessup and William Calvert, excluding exhibits, appendices and schedules thereto.	(b)
2.3+	Asset Purchase Agreement, dated as of June 4, 2003, by and among Wyo-Tech Acquisition Corp., East Coast Aero Tech, LLC, Samuel R. Morgan III and William S. McLaughlin, excluding exhibits, appendices and schedules thereto.	(c)
2.4+	Support Agreement, dated as of June 23, 2003, by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc. and CDI Education Corporation	(d)
2.5+	Lock-up Agreement by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc., 1234512 Ontario Inc., 2020584 Ontario Limited and Bruce McKelvey, excluding certain of the schedules thereto	(e)
2.6+	Indemnity Agreement, dated as of June 23, 2003, by and among A. Bruce McKelvey, 1234512 Ontario Inc., Golconda Inc., CDI Education Corporation, Corinthian Colleges, Inc. and Corinthian Canada Acquisition Inc., excluding the schedule thereto	(f)
3.3+	Amended and Restated Certificate of Incorporation	(g)
3.4+	Bylaws of the Company incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-59505) as filed with the Securities and Exchange Commission on July 21, 1998
10.52+	1998 Performance Award Plan of the Company	(h)
10.62+	Form of Employment Agreement by and between the Company and each of David Moore, Paul St. Pierre and Dennis Devereux.	(i)
10.63+	Form of Employment Agreement by and between the Company and each of Dennis Beal, Beth Wilson, Mary Barry, Nolan Miura and Stan Mortensen.	(i)
10.66+	Asset Purchase Agreement, dated as of December 17, 2002, by and among Corinthian Colleges, Inc., Learning Tree University, Inc., a California nonprofit public benefit corporation, LTU Extension, Inc., a California corporation and Michael Gould	(j)
10.67+	First Amended and Restated Credit Agreement, dated as of August 15, 2003, among Corinthian Colleges, Inc., Corinthian Canada Acquisition, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canadian Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, Union Bank of California, N.A., as Syndication Agent, U.S. Bank National Association and JPMorgan Chase Bank, as Co-Documentation Agents, each Lender from time to time party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(k)
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors, Ernst and Young
23.2	Note regarding Consent of Arthur Andersen LLP
24.1	Power of Attorney (see signature page)

Exhibit		Incorporation
Number	Description of Exhibit	Reference

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2002.

(b)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

(c)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

(d)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(e)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(f)	Incorporated by reference to Exhibit 2.3 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(g)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders held on November 15, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(h)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.

(i)	Incorporated by reference to the like-numbered exhibits of the Report on the Form 10-Q for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 14, 2002.

(j)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2003.

(k)	Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2003.

SIGNATURES AND POWER OF ATTORNEY

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/s/ DAVID G. MOORE

David G. Moore
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

September 24, 2003

By:	/s/ DENNIS N. BEAL

Dennis N. Beal
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 24, 2003

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

Signature	Title	Date

/s/ DAVID G. MOORE David G. Moore	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2003

/s/ PAUL ST. PIERRE Paul St. Pierre	Director	September 24, 2003

/s/ LOYAL WILSON Loyal Wilson	Director	September 24, 2003

/s/ JACK D. MASSIMINO Jack D. Massimino	Director	September 24, 2003

/s/ LINDA AREY SKLADANY Linda Arey Skladany	Director	September 24, 2003

/s/ MICHAEL P. BERRY Michael P. Berry	Director	September 24, 2003

CORINTHIAN COLLEGES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Deductions	Year

	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2001	$4,363	$13,822	$(10,994)	$7,191
Year ended June 30, 2002	7,191	16,869	(16,763)	7,297
Year ended June 30, 2003	7,297	18,418	(15,353)	10,362
Student notes receivable:
Year ended June 30, 2001	$1,181	$143	$(899)	$425
Year ended June 30, 2002	425	1,659	(1,330)	754
Year ended June 30, 2003	754	1,452	(1,285)	921

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit		Incorporation
Number	Description of Exhibit	Reference

2.1+	Stock Purchase and Sale Agreement, dated as of April 10, 2002, among Corinthian Colleges, Inc., Wyo-Tech Acquisition Corp., Allied Capital Corporation and David Grenat, excluding exhibits, appendices and schedules thereto.	(a)
2.2+	Stock Purchase and Sale Agreement, dated as of June 9, 2003, by and among Corinthian Colleges, Inc., Career Choices, Inc., Lombard North American Partners, L.P., Kenneth Years, Alexander Hehmeyer, Paul Rerucha, Nancy Rerucha, Wallace Wright, Lane Hart, Hamilton Oswald, Kimberly Lothyan, Guy Bell, Amy Kuntz, Michael Sherbourne, Joseph File, Howard Jessup and William Calvert, excluding exhibits, appendices and schedules thereto.	(b)
2.3+	Asset Purchase Agreement, dated as of June 4, 2003, by and among Wyo-Tech Acquisition Corp., East Coast Aero Tech, LLC, Samuel R. Morgan III and William S. McLaughlin, excluding exhibits, appendices and schedules thereto.	(c)
2.4+	Support Agreement, dated as of June 23, 2003, by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc. and CDI Education Corporation	(d)
2.5+	Lock-up Agreement by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc., 1234512 Ontario Inc., 2020584 Ontario Limited and Bruce McKelvey, excluding certain of the schedules thereto	(e)
2.6+	Indemnity Agreement, dated as of June 23, 2003, by and among A. Bruce McKelvey, 1234512 Ontario Inc., Golconda Inc., CDI Education Corporation, Corinthian Colleges, Inc. and Corinthian Canada Acquisition Inc., excluding the schedule thereto	(f)
3.3+	Amended and Restated Certificate of Incorporation	(g)
3.4+	Bylaws of the Company incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-59505) as filed with the Securities and Exchange Commission on July 21, 1998
10.52+	1998 Performance Award Plan of the Company	(h)
10.62+	Form of Employment Agreement by and between the Company and each of David Moore, Paul St. Pierre and Dennis Devereux.	(i)
10.63+	Form of Employment Agreement by and between the Company and each of Dennis Beal, Beth Wilson, Mary Barry, Nolan Miura and Stan Mortensen.	(i)
10.66+	Asset Purchase Agreement, dated as of December 17, 2002, by and among Corinthian Colleges, Inc., Learning Tree University, Inc., a California nonprofit public benefit corporation, LTU Extension, Inc., a California corporation and Michael Gould	(j)
10.67+	First Amended and Restated Credit Agreement, dated as of August 15, 2003, among Corinthian Colleges, Inc., Corinthian Canada Acquisition, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canadian Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, Union Bank of California, N.A., as Syndication Agent, U.S. Bank National Association and JPMorgan Chase Bank, as Co-Documentation Agents, each Lender from time to time party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(k)
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors, Ernst and Young
23.2	Note regarding Consent of Arthur Andersen LLP
24.1	Power of Attorney (see signature page)

Exhibit		Incorporation
Number	Description of Exhibit	Reference

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2002.

(b)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

(c)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

(d)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(e)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(f)	Incorporated by reference to Exhibit 2.3 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(g)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders held on November 15, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(h)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.

(i)	Incorporated by reference to the like-numbered exhibits of the Report on the Form 10-Q for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 14, 2002.

(j)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2003.

(k)	Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2003.