Form 10-K/A
period 2003-06-30
CORINTHIAN COLLEGES INC
filed 2003-09-29
CIK 1066134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes     ☑          No     ☐

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

EXPLANATORY NOTE

      The Registrant is filing this Amendment No. 1 to its annual report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on September 25, 2003 to correct printer’s EDGAR formatting errors. In the original filing, the tables on page 6 and on pages 15-16 had incorrect headings in that they failed to distinguish correctly between degree-granting and diploma-granting colleges. This report on Form 10-K/A corrects those errors.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

      Corinthian Colleges, Inc. (hereinafter the “Company” or “Corinthian”) is a Delaware corporation; its principal executive offices are located at 6 Hutton Centre Drive, Suite 400, Santa Ana California, 92707.

      You should keep in mind the following points as you read this Report on Form 10-K/A:

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

      This Annual Report on Form 10-K/A contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions “Business,” “Governmental Regulation and Financial Aid”, “Risks Related to Our Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K/A. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risks Related to Our Business.” These forward looking statements are made only as of the date of this Annual Report on Form 10-K/A. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

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

Principal
Degree-Granting Colleges(1)	Curricula

Blair College, Colorado Springs, CO(2)	HC, B, IT, CJ, OTH
Duff’s Business Institute, Pittsburgh, PA	HC, B, IT, CJ
FMU, Brandon, FL	HC, B, IT, CJ
FMU, Ft. Lauderdale, FL	HC,B, IT, CJ, OTH
FMU, Jacksonville, FL	HC, B, IT, CJ
FMU, Lakeland, FL	HC, B, IT, CJ
FMU, Melbourne, FL	HC, B, IT, CJ, OTH
FMU, Orlando (North), FL	HC, B, IT, CJ, OTH
FMU, Orlando (South), FL	HC, B, IT, CJ
FMU, Pinellas, FL	HC, B, IT, CJ
FMU, Tampa, FL	HC, B, IT, CJ, OTH
Las Vegas College, Las Vegas, NV	HC, B, IT, CJ
Mountain West College, Salt Lake City, UT	HC, B, IT, CJ, OTH
Parks College, Thornton, CO	HC, B, IT, CJ, OTH
Parks College, Aurora, CO	HC, B, IT, CJ, OTH
Parks College, Arlington, VA	B, IT, CJ
Rochester Business Institute, Rochester, NY	B, IT, CJ
Everest College, Phoenix, AZ	B, IT, CJ
Everest College, Rancho Cucamonga, CA	B, IT, CJ
Everest Institute, Mid Cities, TX	B, IT, CJ
Everest Institute, Dallas, TX	B, IT, CJ
Springfield College, Springfield, MO	HC, B, IT, CJ
Western Business College, Vancouver, WA	HC, B, IT, CJ
Western Business College, Portland, OR	HC, B, IT, CJ, OTH
National School of Technology, N. Miami Beach, FL	HC
National School of Technology, Hialeah, FL	HC
National School of Technology, Kendall, FL	HC
Wyo-Tech, Blairsville, PA	AT
Wyo-Tech, Laramie, WY	AT

Principal
Diploma-Granting Colleges(1)	Curricula

Bryman Institute, Brighton, MA	HC
Bryman College, El Monte, CA	HC, B
Bryman College, Gardena, CA	HC
Bryman College, Los Angeles, CA	HC
Bryman College, New Orleans, LA	HC
Bryman College, Anaheim, CA	HC
Bryman College, San Francisco, CA	HC
Bryman College, San Jose, CA	HC
Bryman College, Hayward, CA	HC, B
Bryman College, Reseda, CA	HC
Bryman College, Renton, WA	HC
Bryman College, Lynnwood, WA	HC
Bryman College, Ontario, CA	HC, B
Bryman College, West Los Angeles, CA	HC, B, OTH
Bryman College, Whittier, CA	HC, B
Bryman College, Torrance, CA	HC
Bryman College, San Bernardino, CA	HC, B
Georgia Medical Institute, Atlanta, GA	HC
Georgia Medical Institute, Jonesboro, GA	HC
Georgia Medical Institute, Marietta, GA	HC
Georgia Medical Institute, Norcross, GA	HC
Georgia Medical Institute, Dekalb, GA	HC, B
Kee Business College, Newport News, VA	HC, B
Kee Business College, Chesapeake, VA	HC, B
National Institute of Technology, Austin, TX	HC, B, IT
National Institute of Technology, Cross Lanes, WV	HC, B, IT
National Institute of Technology, Dearborn, MI	HC, IT
National Institute of Technology, Houston (Greenspoint), TX	HC, B
National Institute of Technology, Houston (Hobby), TX	HC, B
National Institute of Technology, Houston (Galleria), TX	HC, B, IT
National Institute of Technology, Long Beach, CA	HC, B, IT, OTH
National Institute of Technology, San Antonio, TX	HC, B, IT
National Institute of Technology, San Jose, CA	B, IT, OTH
National Institute of Technology, Southfield, MI	HC, B, IT
Olympia Career Training Institute, Grand Rapids, MI	HC, IT
Olympia Career Training Institute, Kalamazoo, MI	HC
Olympia College, Merrillville, MI	HC
Olympia College, Skokie, IL	HC
Olympia College, Burr Ridge, IL	HC
Olympia College, Chicago, IL	HC

(1)	Additionally, in August 2003, we completed (or, in the case of CDI, substantially completed) the following acquisitions: ECAT, which offers diploma programs in airframe and power plant maintenance at its one campus in Massachusetts; Career Choices, which offers diploma programs primarily on allied health at its nine campuses in the Pacific Northwest and diploma and degree programs in automotive technology and HVAC at a single campus in northern California; and CDI, which operates 45 campuses in Canada and offering diploma programs in business, information technology and allied health.

(2)	OTH means “Other” and includes programs such as hotel and restaurant management, travel and hospitality, and video/film production as well as other miscellaneous programs.

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

      The following table specifies the accrediting agency and the expiration of accreditation for each college.

Accrediting
Degree Granting Colleges(2)	Location	Agency	Expiration

Blair College	Colorado Springs, CO	ACICS	12/31/06
Duff’s Business Institute	Pittsburgh, PA	ACICS	12/31/04
Florida Metropolitan University	Jacksonville, FL	ACICS	12/31/07
Florida Metropolitan University	Fort Lauderdale, FL	ACICS	12/31/03
Florida Metropolitan University	Orlando (North), FL	ACICS	12/31/07
Florida Metropolitan University	Orlando (South), FL	ACICS	12/31/07
Florida Metropolitan University	Melbourne, FL	ACICS	12/31/07
Florida Metropolitan University	Tampa, FL	ACICS	12/31/06
Florida Metropolitan University	Brandon, FL	ACICS	12/31/06
Florida Metropolitan University	Lakeland, FL	ACICS	12/31/07
Florida Metropolitan University	Pinellas, FL	ACICS	12/31/07
Las Vegas College	Las Vegas, NV	ACICS	12/31/04
Mountain West College	Salt Lake City, UT	ACICS	12/31/04
Parks College	Thornton, CO	ACICS	12/31/04
Parks College	Aurora, CO	ACICS	12/31/04
Parks College	Arlington, VA	ACICS	12/31/03
Everest College	Phoenix, AZ	NCA	2008
Everest College	Rancho Cucamonga, CA	ACICS	12/31/04
Everest College	Arlington, TX	ACICS	10/31/04
Everest College	Dallas, TX	ACICS	02/29/04
Springfield College	Springfield, MO	ACICS	12/31/04
Rochester Business Institute	Rochester, NY	ACICS	12/31/06
Western Business College	Portland, OR	ACICS	12/31/07
Western Business College	Vancouver, WA	ACICS	12/31/07
National School of Technology	N. Miami Beach, FL	ABHES	12/31/07
National School of Technology	Hialeah, FL	ABHES	12/31/07
National School of Technology	Miami, FL	ABHES	12/31/07
Wyo-Tech	Laramie, WY	ACCSCT	11/30/04
Wyo-Tech	Blairsville, PA	ACCSCT	10/31/03

Accrediting
Diploma Granting Colleges(2)	Location	Agency	Expiration

Bryman College	Los Angeles, CA	ACCSCT	11/01/05
Bryman College	New Orleans, LA	ACCSCT	12/31/06
Bryman Institute	Brighton, MA	ACCSCT	12/31/07
Bryman College	Anaheim, CA	ACCSCT	04/01/07
Bryman College	El Monte, CA	ACCSCT	08/01/04
Bryman College	San Francisco, CA	ACCSCT	12/31/06
Bryman College	Renton, WA	ACCSCT	10/01/07
Bryman College	Lynnwood, WA	ACCSCT	06/27/04
Bryman College	Gardena, CA	ACCSCT	10/01/07
Bryman College	Reseda, CA	ACCSCT	12/31/06
Bryman College	Ontario, CA	ACCSCT	10/01/03
Bryman College	San Jose, CA	ACCSCT	01/01/08
Bryman College	Hayward, CA	ACCSCT	12/31/06
Bryman College	Whittier, CA	ACCSCT	08/01/05
Bryman College	West Los Angeles, CA	ACCSCT	05/01/04
Bryman College	Torrance, CA	ACCET	12/31/04
Bryman College	San Bernardino, CA	ACICS	12/31/05
Georgia Medical Institute	Atlanta, GA	ABHES	12/31/04
Georgia Medical Institute	Jonesboro, GA	ABHES	12/31/04
Georgia Medical Institute	Norcross, GA	ACCSCT	03/19/04
Georgia Medical Institute	Marietta, GA	ABHES	12/31/04
Georgia Medical Institute	Dekalb, GA	ACCSCT	12/31/05
Kee Business College	Newport News, VA	ACICS	12/31/04
Kee Business College	Chesapeake, VA	ACICS	12/31/04
National Institute of Technology	Austin, TX	ACCSCT	11/07/04
National Institute of Technology	San Antonio, TX	ACCSCT	12/31/06
National Institute of Technology	San Jose, CA	ACCET	04/15/03	(1)
National Institute of Technology	Dearborn, MI	ACCSCT	03/19/03	(1)
National Institute of Technology	Greenspoint, TX	ACCSCT	03/07/07
National Institute of Technology	Houston, TX	ACCSCT	11/01/05
National Institute of Technology	Hobby, TX	ACCSCT	11/27/03
National Institute of Technology	Long Beach, CA	ACCSCT	07/01/03
National Institute of Technology	Southfield, MI	ACCSCT	04/01/08
National Institute of Technology	Cross Lanes, WV	ACCSCT	12/31/06
Olympia Career Training Institute	Grand Rapids, MI	ABHES	12/31/05
Olympia Career Training Institute	Kalamazoo, MI	ABHES	12/31/05
Olympia College	Merrillville, IN	ABHES	12/31/05
Olympia College	Skokie, IL	ACCSCT	01/01/05
Olympia College	Burr Ridge, IL	ACCSCT	10/15/04
Olympia College	Chicago, IL	ACCSCT	07/10/05
LTU(3)	Chatsworth, CA	ACCET	12/01/04
LTU(3)	Costa Mesa, CA	ACCET	12/01/04

(1)	Pending re-accreditation approval.

(2)	Excludes 56 schools and 15 training centers acquired in August 2003 following our fiscal year end.

(3)	Although LTU is accredited by an accrediting agency recognized by the DOE, it is not eligible to receive Title IV funds.

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

      The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K/A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data and the balance sheet data set forth below as of and for each of the five years ended June 30, 1999, 2000, 2001, 2002 and 2003 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future.

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

      The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K/A.

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

Critical Accounting Policies and Estimates

      Our discussions and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K/A for the fiscal year ended June 30, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, intangible assets, deferred taxes, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

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

      After reasonable efforts, we have been unable to obtain Arthur Andersen’s consent to the incorporation by reference of their report for our fiscal years ended June 30, 2000 and June 30, 2001 into our previously filed registration statements under the Securities Act of 1933, and we have not filed that consent with this Annual Report on Form 10-K/A in reliance upon Rule 437a under the Securities Act. Because we have not been able to obtain Arthur Andersen’s consent, you may not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen or any omission to state a material fact required to be stated therein.

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

      (a) The following documents are filed as part of this Report:

      1.     Financial Statements

      2.     Financial Statement Schedules

      The required financial statements and financial statement schedules of the Company and its subsidiaries are included in Part II, Item 8, of this Form 10-K/A and on Schedule II — Valuation and Qualifying Accounts. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require the submission of such schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

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

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit		Incorporation
Number	Description of Exhibit	Reference

2.1+	Stock Purchase and Sale Agreement, dated as of April 10, 2002, among Corinthian Colleges, Inc., Wyo-Tech Acquisition Corp., Allied Capital Corporation and David Grenat, excluding exhibits, appendices and schedules thereto.	(a)
2.2+	Stock Purchase and Sale Agreement, dated as of June 9, 2003, by and among Corinthian Colleges, Inc., Career Choices, Inc., Lombard North American Partners, L.P., Kenneth Years, Alexander Hehmeyer, Paul Rerucha, Nancy Rerucha, Wallace Wright, Lane Hart, Hamilton Oswald, Kimberly Lothyan, Guy Bell, Amy Kuntz, Michael Sherbourne, Joseph File, Howard Jessup and William Calvert, excluding exhibits, appendices and schedules thereto.	(b)
2.3+	Asset Purchase Agreement, dated as of June 4, 2003, by and among Wyo-Tech Acquisition Corp., East Coast Aero Tech, LLC, Samuel R. Morgan III and William S. McLaughlin, excluding exhibits, appendices and schedules thereto.	(c)
2.4+	Support Agreement, dated as of June 23, 2003, by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc. and CDI Education Corporation	(d)
2.5+	Lock-up Agreement by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc., 1234512 Ontario Inc., 2020584 Ontario Limited and Bruce McKelvey, excluding certain of the schedules thereto	(e)
2.6+	Indemnity Agreement, dated as of June 23, 2003, by and among A. Bruce McKelvey, 1234512 Ontario Inc., Golconda Inc., CDI Education Corporation, Corinthian Colleges, Inc. and Corinthian Canada Acquisition Inc., excluding the schedule thereto	(f)
3.3+	Amended and Restated Certificate of Incorporation	(g)
3.4+	Bylaws of the Company incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-59505) as filed with the Securities and Exchange Commission on July 21, 1998
10.52+	1998 Performance Award Plan of the Company	(h)
10.62+	Form of Employment Agreement by and between the Company and each of David Moore, Paul St. Pierre and Dennis Devereux.	(i)
10.63+	Form of Employment Agreement by and between the Company and each of Dennis Beal, Beth Wilson, Mary Barry, Nolan Miura and Stan Mortensen.	(i)
10.66+	Asset Purchase Agreement, dated as of December 17, 2002, by and among Corinthian Colleges, Inc., Learning Tree University, Inc., a California nonprofit public benefit corporation, LTU Extension, Inc., a California corporation and Michael Gould	(j)
10.67+	First Amended and Restated Credit Agreement, dated as of August 15, 2003, among Corinthian Colleges, Inc., Corinthian Canada Acquisition, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canadian Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, Union Bank of California, N.A., as Syndication Agent, U.S. Bank National Association and JPMorgan Chase Bank, as Co-Documentation Agents, each Lender from time to time party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(k)
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors, Ernst and Young
23.2	Note regarding Consent of Arthur Andersen LLP
24.1+	Power of Attorney	(l)

Exhibit		Incorporation
Number	Description of Exhibit	Reference

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2002.

(b)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

(c)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

(d)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(e)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(f)	Incorporated by reference to Exhibit 2.3 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(g)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders held on November 15, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(h)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.

(i)	Incorporated by reference to the like-numbered exhibits of the Report on the Form 10-Q for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 14, 2002.

(j)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2003.

(k)	Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2003.

(l)	Incorporated by reference to the signature page of the Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By: /s/ DENNIS N. BEAL

Dennis N. Beal
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 26, 2003

CORINTHIAN COLLEGES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Deductions	Year

	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2001	$4,363	$13,822	$(10,994)	$7,191
Year ended June 30, 2002	7,191	16,869	(16,763)	7,297
Year ended June 30, 2003	7,297	18,418	(15,353)	10,362
Student notes receivable:
Year ended June 30, 2001	$1,181	$143	$(899)	$425
Year ended June 30, 2002	425	1,659	(1,330)	754
Year ended June 30, 2003	754	1,452	(1,285)	921

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit		Incorporation
Number	Description of Exhibit	Reference

2.1+	Stock Purchase and Sale Agreement, dated as of April 10, 2002, among Corinthian Colleges, Inc., Wyo-Tech Acquisition Corp., Allied Capital Corporation and David Grenat, excluding exhibits, appendices and schedules thereto.	(a)
2.2+	Stock Purchase and Sale Agreement, dated as of June 9, 2003, by and among Corinthian Colleges, Inc., Career Choices, Inc., Lombard North American Partners, L.P., Kenneth Years, Alexander Hehmeyer, Paul Rerucha, Nancy Rerucha, Wallace Wright, Lane Hart, Hamilton Oswald, Kimberly Lothyan, Guy Bell, Amy Kuntz, Michael Sherbourne, Joseph File, Howard Jessup and William Calvert, excluding exhibits, appendices and schedules thereto.	(b)
2.3+	Asset Purchase Agreement, dated as of June 4, 2003, by and among Wyo-Tech Acquisition Corp., East Coast Aero Tech, LLC, Samuel R. Morgan III and William S. McLaughlin, excluding exhibits, appendices and schedules thereto.	(c)
2.4+	Support Agreement, dated as of June 23, 2003, by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc. and CDI Education Corporation	(d)
2.5+	Lock-up Agreement by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc., 1234512 Ontario Inc., 2020584 Ontario Limited and Bruce McKelvey, excluding certain of the schedules thereto	(e)
2.6+	Indemnity Agreement, dated as of June 23, 2003, by and among A. Bruce McKelvey, 1234512 Ontario Inc., Golconda Inc., CDI Education Corporation, Corinthian Colleges, Inc. and Corinthian Canada Acquisition Inc., excluding the schedule thereto	(f)
3.3+	Amended and Restated Certificate of Incorporation	(g)
3.4+	Bylaws of the Company incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-59505) as filed with the Securities and Exchange Commission on July 21, 1998
10.52+	1998 Performance Award Plan of the Company	(h)
10.62+	Form of Employment Agreement by and between the Company and each of David Moore, Paul St. Pierre and Dennis Devereux.	(i)
10.63+	Form of Employment Agreement by and between the Company and each of Dennis Beal, Beth Wilson, Mary Barry, Nolan Miura and Stan Mortensen.	(i)
10.66+	Asset Purchase Agreement, dated as of December 17, 2002, by and among Corinthian Colleges, Inc., Learning Tree University, Inc., a California nonprofit public benefit corporation, LTU Extension, Inc., a California corporation and Michael Gould	(j)
10.67+	First Amended and Restated Credit Agreement, dated as of August 15, 2003, among Corinthian Colleges, Inc., Corinthian Canada Acquisition, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canadian Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, Union Bank of California, N.A., as Syndication Agent, U.S. Bank National Association and JPMorgan Chase Bank, as Co-Documentation Agents, each Lender from time to time party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(k)
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors, Ernst and Young
23.2	Note regarding Consent of Arthur Andersen LLP
24.1+	Power of Attorney	(l)

Exhibit		Incorporation
Number	Description of Exhibit	Reference

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2002.

(b)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

(c)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

(d)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(e)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(f)	Incorporated by reference to Exhibit 2.3 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.

(g)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders held on November 15, 2001, as filed with the Securities and Exchange Commission on October 15, 2001.

(h)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.

(i)	Incorporated by reference to the like-numbered exhibits of the Report on the Form 10-Q for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 14, 2002.

(j)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2003.

(k)	Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2003.

(l)	Incorporated by reference to the signature page of the Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2003.