Form 10-Q
period 2003-09-30
CORINTHIAN COLLEGES INC
filed 2003-11-14
CIK 1066134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

      At November 3, 2003, there were 44,321,253 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the First Quarter Ended September 30, 2003

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2003

	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,901	$21,422
Restricted cash	10	10
Marketable securities	3,897	—
Accounts receivable, net of allowance for doubtful accounts of $10,362 and $18,985 at June 30, 2003 and September 30, 2003, respectively	36,145	46,462
Student notes receivable, net of allowance for doubtful accounts of $313 and $380 at June 30, 2003 and September 30, 2003, respectively	848	882
Deferred income taxes	10,538	15,643
Prepaid expenses and other current assets	21,356	20,261

Total current assets	108,695	104,680
PROPERTY AND EQUIPMENT, net	77,887	92,862
OTHER ASSETS:
Goodwill, net	102,565	211,345
Other intangibles, net	33,885	33,774
Student notes receivable, net of allowance for doubtful accounts of $608 and $640 at June 30, 2003 and September 30, 2003, respectively	2,001	2,216
Deposits and other assets	4,365	5,587

TOTAL ASSETS	$329,398	$450,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,592	$16,492
Accrued compensation and related liabilities	26,182	30,087
Accrued expenses	6,426	8,999
Income taxes payable	—	1,989
Prepaid tuition	21,161	43,061
Current portion of capital lease obligations	186	1,832
Current portion of long-term debt	110	209

Total current liabilities	66,657	102,669
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,586	12,954
LONG-TERM DEBT, net of current portion	1,384	51,753
DEFERRED INCOME TAXES	14,185	14,185
OTHER LIABILITIES	245	3,610
MINORITY INTEREST	—	3,219
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 80,000 shares authorized and 43,822 shares and 44,088 issued and outstanding at June 30, 2003 and September 30, 2003, respectively	4	4
Additional paid-in capital	84,373	92,745
Retained earnings	149,964	169,342
Accumulated other comprehensive income (loss)	—	(17)

TOTAL STOCKHOLDERS’ EQUITY	234,341	262,074

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,398	$450,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2002	2003

	(In thousands, except per
	share data)
	(Unaudited)
NET REVENUES	$115,625	$169,163
OPERATING EXPENSES:
Educational services	57,896	84,922
General and administrative	10,242	14,674
Marketing and advertising	24,308	36,889

Total operating expenses	92,446	136,485

INCOME FROM OPERATIONS	23,179	32,678
Interest (income)	(285)	(262)
Interest expense	486	606
Other (income) expense	—	(16)
Minority interest in (losses) of subsidiary	—	(53)

INCOME BEFORE PROVISION FOR INCOME TAXES	22,978	32,403
Provision for income taxes	9,237	13,025

NET INCOME	$13,741	$19,378

Income per common share:
Basic	$0.32	$0.44

Diluted	$0.30	$0.41

Weighted average number of common shares outstanding:
Basic	43,022	43,903

Diluted	45,624	46,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,

	2002	2003

	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,741	$19,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,624	4,370
Deferred income taxes	251	—
Minority interest	—	(53)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,560)	4,637
Student notes receivable	(1,012)	(247)
Prepaid expenses and other assets	2,342	(4,176)
Accounts payable	(2,023)	(1,932)
Accrued expenses	1,265	771
Income taxes payable	4,844	2,680
Prepaid tuition	4,967	1,639
Other long-term liabilities	(23)	255

Net cash provided by operating activities	25,416	27,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	(80,788)	(92,687)
Capital expenditures, net of disposals	(5,431)	(9,468)
Sales of marketable securities, net	16,770	3,897

Net cash (used in) investing activities	(69,449)	(98,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	47,000	50,162
Principal repayments on capital lease obligations and long-term debt	(27,461)	(2,103)
Proceeds from exercise of stock options and Employee Stock Purchase Plan, including tax benefit	3,996	8,372

Net cash provided by financing activities	23,535	56,431

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	—	26

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,498)	(14,479)
CASH AND CASH EQUIVALENTS, beginning of period	40,761	35,901

CASH AND CASH EQUIVALENTS, end of period	$20,263	$21,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,393	$6,957

Interest expense	$364	$504

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$96,425	$137,277
Net cash used in acquisitions	(80,788)	(92,687)

Liabilities assumed or incurred	$15,637	$44,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Note 1 — The Company and Basis of Presentation

      At September 30, 2003, Corinthian Colleges, Inc. (the “Company”) operated 81 schools and colleges and two training centers in the for profit, post-secondary education industry in the United States, and 45 colleges and 15 training centers in seven Canadian provinces. All of the Company’s schools grant either degrees (Associate, Bachelor and Master) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online and is approved to offer nine accredited degrees to exclusively online students. Effective August 1, 2003, the Company acquired all of the outstanding stock of Career Choices, Inc. (“Career Choices”). Career Choices operates ten campuses and offers both degree and diploma programs. Effective August 6, 2003, the Company acquired substantially all of the assets of East Coast Aero Tech., LLC. (“ECAT”). ECAT operates one campus and offers programs in aviation maintenance technology. Effective August 19, 2003, the Company acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) and completed the acquisition of the remaining outstanding shares of common stock as of October 7, 2003.

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2003 consolidated financial statements of the Company included in the Company’s 2003 Annual Report on Form 10-K/ A and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

      The condensed consolidated financial statements as of September 30, 2003 and June 30, 2003 and for the three months ended September 30, 2003 and 2002 are consolidated and include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

      The financial position and results of operations of the Company’s Canadian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiary are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Shareholders’ Equity designated as Accumulated Other Comprehensive Income (Loss).

      Certain amounts for the prior years have been reclassified to conform to fiscal 2004 financial statement presentation.

Note 2 — Stock Options

      The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, related to options issued to employees and SFAS No. 148, “Accounting for Stock-based Compensation Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income, as all options, stock appreciation rights or other common stock

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based securities granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three Months Ended
	September 30,

	2002	2003

	(In thousands, except
	per share data)

	(Unaudited)
Net income, as reported	$13,741	$19,378
Stock-based compensation included above	—	—
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,763)	(2,739)

Pro forma net income	$11,978	$16,639

Basic earnings per share:
As reported	$0.32	$0.44
Pro forma	$0.28	$0.38
Diluted earnings per share:
As reported	$0.30	$0.41
Pro forma	$0.26	$0.36

      The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option, stock appreciation grant, and other common stock based securities was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended
	September 30,

	2002	2003

Risk-free rate	5.24%	5.17%
Expected years until exercise	7 years	7 years
Expected stock volatility	63%	41%
Expected dividends	$—	$—

Note 3 — Marketable Securities

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

      Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses from available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale are reported in earnings. At September 30, 2003, there were no material unrealized gains or losses from available-for-sale securities.

Note 4 — Weighted Average Number of Common Shares Outstanding

      Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options.

      The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands):

	Three Months Ended
	September 30,

	2002	2003

Basic common shares outstanding	43,022	43,903
Effects of dilutive securities:
Stock options	2,602	2,854

Diluted common shares outstanding	45,624	46,757

Note 5 — New Accounting Pronouncements

      In January 2003, the FASB issued the Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”). Interpretation No. 46 requires a company to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation No. 46 is immediately effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, with respect to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company does not have variable interest entities, or special purpose entities (“SPEs”) and the adoption of Interpretation No. 46 will not have an impact on the Company’s consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133, Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for contracts which exist in fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. For existing contracts for fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 Implementation Issues should continue to be applied in accordance with their respective dates. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The adoption of SFAS No. 149 will not have an adverse material impact on the Company’s consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 150 will not have an adverse material impact on the Company’s consolidated financial position or results of operations.

Note 6 — Acquisitions

      Effective August 1, 2003, the Company acquired all of the outstanding stock of Career Choices, Inc. (“Career Choices”). Career Choices operates ten campuses in California, Washington, and Oregon, which grant diplomas and degrees in the applied science, automotive technology, HVAC technology and allied health fields. The cash purchase price was approximately $56.4 million, subject to certain balance sheet adjustments. The Company is currently conducting studies to determine the amount that is assignable to other intangible assets, such as curriculum under SFAS No. 141. The Company purchased Career Choices to expand its presence and strength in the Pacific Northwest and expects to benefit from increased marketing power and operational leverage. The ten schools operate under the Sequoia Institute, Ashmead College, and Eton Technical Institute trade names. Sequoia focuses on programs in the growing automotive technology field that will expand Corinthian’s presence in the high demand technology programs. Sequoia also introduces heating/ventilation/air conditioning (HVAC) training to the Company’s technology programs. The Ashmead and Eton schools include the popular fields of massage therapy, dental and medical assisting. The acquisition is a strategic fit to the Company’s allied health program and we expect to gain outstanding automotive curricula that complements the Company’s WyoTech curricula. The acquisition was accounted for using the purchase method of accounting and Career Choices’ results of operations are included in the consolidated results of operations of the Company since its acquisition date.

      Effective August 6, 2003, the Company acquired substantially all of the assets of East Coast Aero Tech, LLC (“ECAT”). ECAT operates one campus in Massachusetts, which offers programs in the aviation maintenance technology field. The cash purchase price was approximately $3.0 million, subject to certain balance sheet adjustments. The Company is currently conducting studies to determine the amount that is assignable to other intangible assets, such as curriculum under SFAS No. 141. ECAT marks the Company’s entry into the growing field of aviation maintenance technology training, providing Corinthian with an additional platform for growth and enhancement of its technology programs. It offers accredited programs in airframe and powerplant, which prepare students to become Federal Aviation Administration (FAA) certified Aviation Maintenance Technicians. The acquisition was accounted for using the purchase method of accounting and ECAT’s results of operations are included in the consolidated results of operations of the Company since its acquisition date.

      On August 19, 2003, the Company acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) through a tender offer to acquire all of the outstanding shares of common stock. By September 3, 2003, the Company had acquired an aggregate of approximately 9,250,613 common shares of CDI Education Corporation representing slightly more than 90% of all outstanding CDI shares for approximately $33.2 million and the assumption of debt of approximately $10 million. On October 7, 2003, the Company acquired the remaining 1,020,288 common shares of CDI. CDI is a wholly-owned subsidiary of Corinthian Colleges, Inc. The cash purchase price was funded with available cash and borrowings from the Company’s amended credit facility. The Company is currently conducting studies to determine the amount that is assignable to other intangible assets, such as curriculum under SFAS No. 141. On October 27, 2003, with the acquisition of the additional CMA Careers Inc. college located in Kitchener (Ontario), Canada, CDI operates 46 post-secondary colleges offering diploma-granting programs in the allied health, business and information technology fields. CDI’s corporate education division, which has 15 training centers, serves as both an outsourced and e-learning provider focused on skills development specialties such as leadership, innovation and business analysis. This acquisition expands the Company into the international arena with a significant presence in the Canadian post-secondary and corporate education markets, adding new programs that either extend or enhance the Company’s portfolio. The acquisition was accounted for using

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase method of accounting and CDI’s results of operations are included in the consolidated results of operations of the Company since its acquisition date.

      The following table provides unaudited pro forma financial data for the Company reflecting the completion of the acquisitions as if they occurred July 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results of operations for the prior period reflect an increase in interest expense related to debt used to fund the acquisitions.

	Three Months Ended
	September 30,

	2002	2003

	(In thousands, except per
	share data)

	(Unaudited)
Net revenue	$137,408	$181,283
Net income	13,281	17,417
Earnings per share — basic	$0.31	$0.40
Earnings per share — diluted	$0.29	$0.37

Note 7 — Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three month periods ended September 30, 2002 and 2003 (in thousands):

	Three Months Ended
	September 30,

	2002	2003

Net income	$13,741	$19,378
Foreign currency translation adjustments	—	(17)

Comprehensive income	$13,741	$19,361

Note 8 — Commitments and Contingencies

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

      One of the legal actions currently pending against the Company is Aldape, et al. v. Corinthian Schools, Inc., et al., originally reported in the Report on Form 10-K for the fiscal year ended June 30, 2002. Since the date of that report, the Court has granted the Company’s motion to compel arbitration with respect to the claims of the nine individual plaintiffs who are former students of the Company’s Bryman campus in Los Angeles, California (the “Individual Plaintiffs”). Accordingly, the Individual Plaintiffs’ claims will be adjudicated in binding arbitration. Additionally, plaintiffs’ attorney has voluntarily agreed to dismiss all claims by the Trade School Review Association and the claims by the Individual Plaintiffs under the California Business and Professions Code for restitution on behalf of themselves and as “private attorneys general” on

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

behalf of all persons similarly situated. The Company believes the plaintiffs’ claims are without merit and it intends to vigorously defend itself against them.

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

      This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company’s tuition pricing, integration risks associated with acquired campuses and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risks Related to Our Business” in the Company’s Annual Report on Form 10-K/A (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K/ A.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, intangible assets, deferred income taxes, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We maintain a revenue recognition policy. Revenues consist primarily of tuition and fees derived from courses taught in our colleges, schools, and training centers. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying condensed consolidated balance sheets as this amount is expected to be earned within the next twelve months.

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

Many of our students in the United States participate in federally guaranteed student loan programs. The federally guaranteed student loans are authorized by the Higher Education Act (“HEA”) of 1965 and are guaranteed by an agency of the federal government, not us. The guaranteed loans are neither guaranteed by us, nor can the student guaranteed loans become an obligation of ours. Accordingly, we do not record an obligation to repay any of the guaranteed loans that are not repaid by our former students and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federally guaranteed student loans.

The guarantee of these student loans is provided by an agency of the federal government, not by us. If an institution’s former students’ default rate on guaranteed loans (Cohort Default Rate) equals or exceeds 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. Our institution’s Cohort Default Rates act as a gatekeeper to the institution’s eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federally guaranteed loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels. Rather, if the Cohort Default Rates at a particular institution exceed 25% for three consecutive years, the institution’s students may lose eligibility to receive federal student financial aid.

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

Deferred Income Taxes. We currently have deferred income tax assets, which are subject to periodic recoverability assessments. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income offset by deferred income tax liabilities. We evaluate the realizability of our deferred tax assets annually.

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

Foreign Currency Translation. The financial position and results of operations of the Company’s Canadian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiary are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Shareholders’ Equity designated as Accumulated Other Comprehensive Income (Loss).

Results of Operations

      Comparisons of results of operations between the first three months of fiscal 2004 and the first three months of fiscal 2003 are affected by the acquisitions of Learning Tree University (“LTU”) and its two training centers on January 1, 2003, Career Choices, Inc. (“Career Choices”) and its ten campuses on August 1, 2003, East Coast Aero Tech (“ECAT”) and its campus on August 6, 2003, and CDI Education, Inc. (“CDI”) and its 45 colleges and 15 training centers on August 19, 2003, as well as the opening of six branch campuses since the first quarter of fiscal 2003. At September 30, 2003, the Company operated 126 campuses and 17 training centers, compared to 64 campuses at September 30, 2002. The following table summarizes our operating results as a percentage of net revenue for the periods indicated:

	Three Months
	Ended
	September 30,

	2002	2003

Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%

Operating expenses:
Educational services	50.1	50.2
General and administrative	8.9	8.7
Marketing and advertising	21.0	21.8

Total operating expenses	80.0	80.7
Income from operations	20.0	19.3
Interest (income)	(0.3)	(0.2)
Interest expense	0.4	0.3
Other (income) expense	—	—
Minority interest in (losses) of subsidiary	—	—

Income before provision for income taxes	19.9	19.2
Provision for income taxes	8.0	7.7

Net income	11.9%	11.5%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Net Revenues. Net revenues increased $53.6 million, or 46.3%, from $115.6 million in the first quarter of fiscal 2003 to $169.2 million in the first quarter of fiscal 2004, due primarily to a 46.0% increase in total student population, a 16.0% increase in same school population and a 6.2% increase in the average earning rate per student. At September 30, 2003, student population was 57,580, compared with 39,437 at September 30, 2002. Revenue in same schools increased 26.2% for the first quarter of fiscal 2004. The Company defines same schools as those colleges, schools, and training centers that have been owned and operated by the Company for four full quarters. Core growth in revenues increased 29.7% in our first quarter of fiscal 2004 ended

September 30, 2003. The Company defines core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools, and training centers acquired within the last four full quarters. Same school student starts increased 14.9% as of September 30, 2003 when compared to first quarter of fiscal 2003. Net revenues also increased as a result of opening six branch campuses and acquiring 56 campuses and 17 training centers since September 30, 2002.

      Educational Services. Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies expenses, and bad debt expense. As a percentage of net revenues, educational services expense increased from 50.1% of revenues in the first quarter of fiscal 2003 to 50.2% of revenues for the first quarter of fiscal 2004. Educational services expense increased $27.0 million, or 46.7%, from $57.9 million in the first quarter of fiscal 2003 to $84.9 million in the first quarter of fiscal 2004. The increase was due primarily to expenses required to support the 46.0% increase in student population, wage increases for employees, increases in bookstore expenses, increases in facility rent expense, additional depreciation and other expenses relating to the 56 acquired campuses, 17 acquired training centers and six new branch campuses opened since September 30, 2002. Bad debt expense for the first quarter of fiscal 2004 amounted to $6.3 million and decreased to 3.7% of revenues, compared to $4.8 million or 4.2% of revenues for the first quarter of fiscal 2003. Additionally, during the first quarter, 16 new programs were adopted into existing schools.

      General and Administrative. General and administrative expenses include performance bonuses and corporate payroll related expenses, headquarters office occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expense decreased from 8.9% of revenues in the first quarter of fiscal 2003 to 8.7% of revenues for the first quarter of fiscal 2004. General and administrative expense increased $4.5 million, or 43.3%, from $10.2 million in the first quarter of fiscal 2003 to $14.7 million in the first quarter of fiscal 2004, primarily as a result of additional performance bonuses earned as a result of the improved operating results, additional headquarters staff required to support the 46.3% increase in revenues and 46.0% increase in student population, wage increases for employees, expenses incurred to support the increase in the number of campuses operated by the Company and increases in outside services which include accounting, legal and consulting expenses.

      Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expense increased from 21.0% of revenues in the first quarter of fiscal 2003 to 21.8% of revenues for the first quarter of fiscal 2004. Marketing and advertising expenses increased $12.6 million, or 51.8%, from $24.3 million in the first quarter of fiscal 2003 to $36.9 million in the first quarter of fiscal 2004. The increase resulted in a 47.9% increase in total student starts and 14.9% increase in same school starts, and the increase was also due to increased volume of advertising required to support the 56 acquired campuses, 17 acquired training centers and six new branch campus openings since September 30, 2002 and increased marketing and advertising efforts to campaign our exclusively online programs.

      Income from Operations. Income from operations increased 41.0% from $23.2 million in the first quarter of fiscal 2003 to $32.7 million in the first quarter of fiscal 2004. As a percentage of net revenues, income from operations decreased slightly from 20.0% of revenues in the first quarter of fiscal 2003 to 19.3% of revenues for the first quarter of fiscal 2004. This slight decrease relates to the lower operating margins at our most recent acquisitions, Career Choices, CDI and ECAT.

      Interest (Income) Expense, net. Interest expense (net of interest income of $0.3 million) amounted to $0.3 million in the first quarter of fiscal 2004. In the same period of the prior year, interest expense (net of interest income of $0.3 million) amounted to $0.2 million. The increase in net interest expense from the prior year is primarily due to an increase in interest expense related to capital lease obligations and debt incurred to acquire Career Choices, ECAT and CDI in August 2003, and a decrease in investments due to cash used to fund acquisitions and a decline in the interest rate earned on investments.

      Minority Interest. The minority interest in losses of subsidiary of $53,000 represents the minority shareholders’ share of the loss of our recently acquired Canadian subsidiary, CDI.

      Provision for Income Taxes. The effective income tax rate was 40.2% of income before taxes in both the first quarter of fiscal 2004 and the first quarter of fiscal 2003.

      Net Income. Net income increased $5.6 million from $13.7 million in the first quarter of fiscal 2003 to $19.3 million in the first quarter of fiscal 2004. As a percentage of net revenues, net income decreased from 11.9% of revenues in the first quarter of fiscal 2003 to 11.5% of revenues for the first quarter of fiscal 2004.

      Income per Share. Diluted earnings per common share for the first quarter of fiscal 2004 increased 36.7% to $0.41 per diluted common share compared to $0.30 per diluted common share for the first quarter of fiscal 2003.

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

Liquidity and Capital Resources

      On August 15, 2003, we amended our credit facility, and increased it to $235 million, of which $185 million is a domestic facility and $50 million is a Canadian facility. The Amended Credit Agreement expires in 2006. The Amended Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letter of credit issuances of up to $25 million for domestic letters of credit and $10 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including LIBOR and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus  1/2 of 1% or the Bank of America prime rate, plus a margin of 0% to 0.25% depending on the Company’s consolidated leverage ratio as defined in the agreement. The Agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, DOE financial responsibility composite score ratio, and limitations on long term student notes receivables. As of September 30, 2003, we were in compliance with all of the covenants. As of September 30, 2003, there were borrowings outstanding of $50.0 million under the credit facility and approximately $5.0 million of the credit facility was used to support performance bonds and standby letters of credit. The Amended Credit Agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

      Working capital amounted to $2.0 million as of September 30, 2003 and $42.0 million as of June 30, 2003 and the current ratios were 1.0:1 and 1.6:1, respectively. During the first quarter of fiscal 2004, we completed the acquisitions of East Coast Aero Tech, Career Choices, and CDI. The combined purchase price of the three acquisitions was approximately $92.6 million, net of cash acquired, and was funded with cash on hand and borrowings from the credit facility. During the first quarter of fiscal 2003, we acquired Wyo-Tech for approximately $84.4 million and funded the acquisition by using approximately $41.4 million in cash and borrowing $43.0 million from the credit facility.

      Cash flows provided by operating activities amounted to $27.3 million in the first three months of fiscal 2004 compared to $25.4 million provided by operating activities in the same period of fiscal 2003. The increase in cash provided by operating activities for the first three months of fiscal 2004 compared to the first three months of fiscal 2003 was primarily due to the increases in earnings, depreciation and amortization and partially offset by a change in assets and liabilities.

      Cash flows used in investing activities amounted to $98.3 million in the first three months of fiscal 2004 compared to cash flows used in investing activities of $69.4 million in the first three months of fiscal 2003. The increase in cash used in investing activities was primarily due to the acquisition of ECAT for approximately $3.0 million, the acquisition of Career Choices for approximately $56.4 million, net of cash acquired in the acquisition, and the acquisition of CDI for approximately $33.2 million, net of cash acquired in the acquisition, partially offset by the sales of marketable securities of $3.9 million in the first three months of fiscal 2004 compared to sales of marketable securities of $16.8 million for the same period of fiscal 2003. Capital expenditures increased to approximately $9.5 million in the first three months of fiscal 2004 compared to $5.4 million in the same period in fiscal 2003. Capital expenditures in fiscal 2004 were incurred, primarily, for relocations, remodels and enlargements of existing campuses, to construct new branch campuses, as well as to fund information systems expenditures. We expect capital expenditures to be approximately $60.0 million for fiscal 2004.

      Cash flows provided by financing activities for the first three months of fiscal 2004 amounted to approximately $56.4 million compared to $23.5 million for the first three months of fiscal 2003. The increase in cash provided by financing activities in the first three months of fiscal 2004 was due primarily to a decrease in principal payments on long-term debt and capital lease obligations of approximately $25.4 million and increased proceeds of approximately $4.4 million from stock option exercises, net of tax benefit, and employee stock purchases under the employee stock purchase plan.

Off-Balance Sheet Arrangements

      As of September 30, 2003, future minimum cash payments due under contractual obligations, including our credit agreement, non-cancelable operating and capital lease agreements and other long-term arrangements, are as follows (in thousands):

	Payments Due by Period

				More
				Than
Contractual Obligations	Total	0-3 Years	4-5 Years	5 Years

Long Term Debt	$51,080	$51,080	$—	$—
Capital Lease Obligations	29,677	4,729	3,146	21,802
Operating Lease Obligations	276,891	112,759	72,863	91,269
Other Long-Term Obligations	2,094	848	1,246	—

Total	$359,742	$169,416	$77,255	$113,071

      The United States Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of September 30, 2003, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

      We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. As of September 30, 2003, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $52.0 million in addition to capital lease obligations of $14.8 million and (ii) student notes receivable, net, in the aggregate amount of $3.1 million. Our mortgage debt and capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates. A portion of the Company’s operations consists of its investment in a foreign subsidiary. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

Item 4.	Controls and Procedures

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

      The Company and its management, including the Chief Executive Officer and Chief Financial Officer, evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures on an ongoing basis. Based on these evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 8 to the attached Financial Statements regarding Commitments and Contingencies.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      On October 7, 2003, the Company announced that the remaining 1,020,288 outstanding common shares of CDI Education Corporation (“CDI”) had been acquired by Corinthian Canada Acquisition Inc., a wholly owned subsidiary of the Company pursuant to the compulsory acquisition provisions of the Business Corporations Act (Ontario) and as of October 7, 2003, CDI was a wholly owned subsidiary of Corinthian Canada Acquisition, Inc.

      On October 17, 2003, the Company announced plans to open a new Everest Institute branch campus in Ft. Worth, Texas during the first quarter of fiscal 2005. The new Everest Institute will offer accredited associate of applied science degrees in medical assisting, business administration and criminal justice.

      On October 27, 2003, the Company announced that CDI Education Corporation (“CDI”), a wholly owned subsidiary of the Company, has received provincial governmental approval to acquire a former CMA Careers Inc. college located in Kitchener (Ontario), Canada.

      On October 28, 2003, the Company announced plans to open a new Bryman Institute branch campus in Chelsea, Massachusetts, a new Las Vegas College branch campus in Henderson, Nevada, and a new Parks College branch campus in McLean, Virginia. The Chelsea campus will offer diploma programs in medical assisting, massage therapy and pharmacy technology. The Henderson and the McLean campuses will offer degree programs in medical assisting, business administration and criminal justice.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

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

November 14, 2003

/s/ DAVID G. MOORE

David G. Moore
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

November 14, 2003

/s/ DENNIS N. BEAL

Dennis N. Beal
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002