Form 10-Q
period 2003-12-31
CORINTHIAN COLLEGES INC
filed 2004-02-10
CIK 1066134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☑          No ☐

      At January 26, 2004, there were 44,863,019 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Second Quarter Ended December 31, 2003

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2003

	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,901	$23,098
Restricted cash	10	10
Marketable securities	3,897	—
Accounts receivable, net of allowance for doubtful accounts of $10,362 and $18,562 at June 30, 2003 and December 31, 2003, respectively	36,145	52,830
Student notes receivable, net of allowance for doubtful accounts of $313 and $427 at June 30, 2003 and December 31, 2003, respectively	848	853
Deferred income taxes	10,538	15,156
Prepaid expenses and other current assets	21,356	30,209

Total current assets	108,695	122,156
PROPERTY AND EQUIPMENT, net	77,887	105,942
OTHER ASSETS:
Goodwill, net	102,565	212,139
Other intangibles, net	33,885	33,168
Student notes receivable, net of allowance for doubtful accounts of $608 and $825 at June 30, 2003 and December 31, 2003, respectively	2,001	2,343
Deposits and other assets	4,365	5,964

TOTAL ASSETS	$329,398	$481,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,592	$17,289
Accrued compensation and related liabilities	26,182	27,075
Accrued expenses	6,426	10,674
Prepaid tuition	21,161	42,107
Current portion of capital lease obligations	186	1,495
Current portion of long-term debt	110	199

Total current liabilities	66,657	98,839
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,586	12,496
LONG-TERM DEBT, net of current portion	1,384	48,707
DEFERRED INCOME TAXES	14,185	14,185
OTHER LIABILITIES	245	2,589
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized and 43,822 shares and 44,747 issued and outstanding at June 30, 2003 and December 31, 2003, respectively	4	4
Additional paid-in capital	84,373	113,692
Retained earnings	149,964	191,284
Accumulated other comprehensive income (loss)	—	(84)

TOTAL STOCKHOLDERS’ EQUITY	234,341	304,896

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,398	$481,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

	(In thousands, except per share data)
	(Unaudited)
NET REVENUES	$127,191	$200,648	$242,816	$369,811
OPERATING EXPENSES:
Educational services	60,283	103,594	118,179	188,516
General and administrative	14,578	16,936	24,820	31,610
Marketing and advertising	25,323	43,034	49,631	79,923

Total operating expenses	100,184	163,564	192,630	300,049

INCOME FROM OPERATIONS	27,007	37,084	50,186	69,762
Interest (income)	(259)	(360)	(544)	(622)
Interest expense	265	763	751	1,369
Other (income) expense	—	(22)	—	(38)
Minority interest in income (loss) of subsidiary	—	10	—	(43)

INCOME BEFORE PROVISION FOR INCOME TAXES	27,001	36,693	49,979	69,096
Provision for income taxes	10,855	14,751	20,092	27,776

NET INCOME	$16,146	$21,942	$29,887	$41,320

Income per common share:
Basic	$0.37	$0.49	$0.69	$0.94

Diluted	$0.35	$0.47	$0.65	$0.88

Weighted average number of common shares outstanding:
Basic	43,384	44,463	43,203	44,183

Diluted	46,008	46,975	45,825	46,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,

	2002	2003

	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,887	$41,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,779	9,973
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,041)	(1,693)
Student notes receivable	(509)	(345)
Prepaid expenses and other assets	(285)	(8,019)
Accounts payable	(6,091)	(1,356)
Accrued expenses	6,231	(653)
Income taxes payable	(1,193)	1,119
Prepaid tuition	5,730	610
Other long-term liabilities	(45)	(1,585)

Net cash provided by operating activities	37,463	39,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	(80,788)	(101,318)
Capital expenditures, net of disposals	(10,992)	(27,481)
Sales of (investments in) marketable securities, net	7,293	3,897

Net cash (used in) investing activities	(84,487)	(124,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	58,600	50,961
Principal repayments on capital lease obligations and long-term debt	(55,187)	(7,631)
Proceeds from exercise of stock options and Employee Stock Purchase Plan, including tax benefit	9,537	29,319

Net cash provided by financing activities	12,950	72,649

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	—	79

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,074)	(12,803)
CASH AND CASH EQUIVALENTS, beginning of period	40,761	35,901

CASH AND CASH EQUIVALENTS, end of period	$6,687	$23,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$11,747	$12,855

Interest expense	$751	$1,241

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$96,425	$140,160
Net cash used in acquisitions	(80,788)	(101,318)

Liabilities assumed or incurred	$15,637	$38,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Note 1 — The Company and Basis of Presentation

      At December 31, 2003, Corinthian Colleges, Inc. (the “Company”) operated 83 schools and colleges and two training centers in the for profit, post-secondary education industry in the United States, and 46 colleges and 15 training centers in seven Canadian provinces. All of the Company’s schools grant either degrees (Associate, Bachelor and Master) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online and is approved to offer nine accredited degrees to exclusively online students.

      Effective August 1, 2003, the Company acquired all of the outstanding stock of Career Choices, Inc. (“Career Choices”). Career Choices operated ten campuses that offer both degree and diploma programs. Effective August 6, 2003, the Company acquired substantially all of the assets of East Coast Aero Tech., LLC. (“ECAT”). ECAT operated one campus that offers programs in aviation maintenance technology. Effective August 19, 2003, the Company acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) and completed the acquisition of the remaining outstanding shares of common stock as of October 7, 2003. CDI operated 46 colleges and 15 training centers in Canada. The acquisitions of Career Choices, ECAT and CDI were accounted for using the purchase method of accounting and their respective results of operations are included in the Company’s consolidated results of operations since their respective acquisition dates.

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2003 consolidated financial statements of the Company included in the Company’s 2003 Annual Report on Form 10-K/ A and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

      The condensed consolidated financial statements as of December 31, 2003 and June 30, 2003 and for the three months and six months ended December 31, 2003 and 2002 are consolidated and include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

      The financial position and results of operations of the Company’s Canadian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiary are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Stockholders’ Equity designated as Accumulated other comprehensive income (loss).

      Certain amounts for the prior periods have been reclassified to conform to fiscal 2004 financial statement presentation.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Stock Options

      On November 20, 2003, the Company’s stockholders approved the Company’s 2003 Performance Award Plan (the “2003 Plan”), which authorized the issuance by the Company of up to 2,700,000 additional shares of the Company’s Common Stock. In addition, the Company currently maintains the Corinthian Colleges, Inc. 1998 Performance Award Plan (as amended, the “1998 Plan”). Upon approval of the 2003 Plan, the Company’s ability to grant new awards under the 1998 Plan terminated. The termination of the grant authority under the 1998 Plan did not, however, affect awards then outstanding under the plan. As of December 31, 2003, the number of stock options, stock appreciation rights or other common stock based securities available for future grant to directors, officers, employees and other eligible persons were 2,033,000 under the 2003 Plan. The expiration dates are not longer than 10 years and options granted to employees generally vest over a period of four years.

      The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income, as all options, stock appreciation rights or other common stock based securities granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

	(In thousands, except per share data)

	(Unaudited)
Net income, as reported	$16,146	$21,942	$29,887	$41,320
Stock-based compensation included above	—	—	—	—
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(2,384)	(3,471)	(4,147)	(6,210)

Pro forma net income	$13,762	$18,471	$25,740	$35,110

Basic earnings per share:
As reported	$0.37	$0.49	$0.69	$0.94
Pro forma	$0.32	$0.42	$0.60	$0.79
Diluted earnings per share:
As reported	$0.35	$0.47	$0.65	$0.88
Pro forma	$0.30	$0.39	$0.56	$0.75

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option, stock appreciation rights, and other common stock-based securities was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Risk-free rate	5.07%	5.15%	5.16%	5.16%
Expected years until exercise	7 years	7 years	7 years	7 years
Expected stock volatility	58%	35%	63%	38%
Expected dividends	$—	$—	$—	$—

Note 3 — Marketable Securities

      Marketable securities include primarily interest bearing available-for-sale securities with a maturity date of less than one year.

      SFAS No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

      Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses from available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings. At December 31, 2003, there were no material unrealized gains or losses from available-for-sale securities.

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

      The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Basic common shares outstanding	43,384	44,463	43,203	44,183
Effects of dilutive securities:
Stock options	2,624	2,512	2,622	2,682

Diluted common shares outstanding	46,008	46,975	45,825	46,865

Note 5 — Common Stock

      Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — New Accounting Pronouncements

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

Note 7 — Acquisitions

      Effective August 1, 2003, the Company acquired all of the outstanding stock of Career Choices, Inc. (“Career Choices”). Career Choices operates ten campuses in California, Washington, and Oregon, which grant diplomas and degrees in the applied science, automotive technology, HVAC technology and allied health fields. The cash purchase price was approximately $56.0 million, subject to certain balance sheet adjustments. The Company is currently conducting studies to determine the amount that is assignable to other intangible assets, such as curriculum under SFAS No. 141. The Company purchased Career Choices to expand its presence and strength in the Pacific Northwest and expects to benefit from increased marketing power and operational leverage. The ten schools operate under the Sequoia Institute, Ashmead College, and Eton Technical Institute trade names. Sequoia focuses on programs in the growing automotive technology field that will expand Corinthian’s presence in the high demand technology programs. Sequoia also introduces heating/ventilation/air conditioning (HVAC) training to the Company’s technology programs. The Ashmead and Eton schools include the fields of massage therapy, dental and medical assisting. The acquisition is a strategic fit to the Company’s allied health program and the Company expects to gain outstanding automotive curricula that complements the Company’s WyoTech curricula. The acquisition was accounted for using the

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase method of accounting and Career Choices’ results of operations are included in the consolidated results of operations of the Company since its acquisition date.

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

      On August 19, 2003, the Company acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) through a tender offer to acquire all of the outstanding shares of common stock. As of October 7, 2003, the Company had acquired all shares of CDI for approximately $42.0 million and the assumption of approximately $10 million of debt and other liabilities. CDI is a wholly-owned subsidiary of Corinthian Colleges, Inc. The cash purchase price was funded with available cash and borrowings from the Company’s amended credit facility. The Company is currently conducting studies to determine the amount that is assignable to other intangible assets, such as curriculum under SFAS No. 141. On October 27, 2003, with the acquisition of the additional CMA Careers Inc. college located in Kitchener (Ontario), Canada, CDI operates 46 post-secondary colleges offering diploma-granting programs in the allied health, business and information technology fields. CDI’s corporate education division, which has 15 training centers, serves as both an outsourced and e-learning provider focused on skills development specialties such as leadership, innovation and business analysis. This acquisition expands the Company into the international arena with a significant presence in the Canadian post-secondary and corporate education markets, adding new programs that either extend or enhance the Company’s portfolio. The acquisition was accounted for using the purchase method of accounting and CDI’s results of operations are included in the consolidated results of operations of the Company since its acquisition date.

      The Company is conducting studies for Career Choices, ECAT and CDI to determine the amount that is assignable to other intangible assets, if any, such as curriculum, tradenames, and accreditation under SFAS No. 141. Although the Company believes that its intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides unaudited pro forma financial data for the Company reflecting the completion of the acquisitions as if they had occurred July 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results of operations for the prior period reflect an increase in interest expense related to debt used to fund the acquisitions.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

	(In thousands, except per share data)
	(Unaudited)
Net revenue	$157,546	$200,648	$294,958	$381,931
Net income	15,474	21,942	28,753	39,359
Earnings per share — basic	$0.36	$0.49	$0.67	$0.89
Earnings per share — diluted	$0.34	$0.47	$0.63	$0.84

Note 8 — Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three and six month periods ended December 31, 2002 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net income	$16,146	$21,942	$29,887	$41,320
Foreign currency translation adjustments	—	(67)	—	(84)

Comprehensive income	$16,146	$21,875	$29,887	$41,236

Note 9 — Commitments and Contingencies

      In the ordinary conduct of the business, the Company and its colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against the Company, the Company does not believe that any currently pending legal proceedings to which the Company is a party will have a material adverse effect on the Company’s business, results of operations or financial condition.

      One of the legal actions currently pending against the Company is Aldape, et al. v. Corinthian Schools, Inc., et al., originally reported in the Report on Form 10-K/ A for the fiscal year ended June 30, 2002. Since the date of that report, the Court has granted the Company’s motion to compel arbitration with respect to the claims of all individual plaintiffs who are former students of the Company’s Bryman College campus in Los Angeles, California. Accordingly, the plaintiffs’ claims will be adjudicated in binding arbitration. The Company believes the plaintiffs’ claims are without merit and it intends to vigorously defend itself against them.

      Another of the actions currently pending is entitled Socorra Estrada v. Corinthian Schools, Inc., et al., originally reported in the Report on Form 10-K/ A for the fiscal year ended June 30, 2003. Plaintiff is a former student in the Company’s Bryman College Campus in Whittier who enrolled in that campus prior to its acquisition by the Company from Educorp, Inc. (“Educorp”) in October 2000. Plaintiff’s First Amended

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Complaint seeks injunctive relief against the Company under California Business and Professions Code Section  17200 plus attorneys’ fees incurred in the action. Plaintiff has also added Educorp and two individuals affiliated with Educorp as defendants in the matter. The Company believes the plaintiff’s claims are without merit and it intends to vigorously defend itself against them.

      Another action currently pending against the Company is a purported class action complaint entitled Montoya v. Corinthian Schools, Inc., et al., first reported in the Company’s Report on Form 10-K/ A for the fiscal year ended June 30, 2003. Plaintiff, a former instructor with the Company’s Bryman College campus in El Monte, California, alleges that she and other instructors employed by the Company’s Corinthian Schools, Inc. subsidiary in the State of California for the previous four years were improperly classified as exempt from California’s overtime compensation laws. Plaintiff states causes of action under California wage orders, California’s Labor Code, and California’s Business and Professions Code. Plaintiff seeks certification as a class, monetary damages in unspecified amounts, penalties, interest, attorneys’ fees, exemplary damages, and injunctive relief. The Company believes its classification of employees for overtime purposes has been consistent with applicable law and that the plaintiff’s claims are without merit. The Company intends to vigorously defend itself in this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company’s tuition pricing, integration risks associated with acquired campuses and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risks Related to Our Business” in the Company’s Annual Report on Form 10-K/ A (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K/A.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, intangible assets, deferred income taxes and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

Intangible Assets. We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. We have adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and do not amortize goodwill. We assign values to other intangible assets, such as curriculum, trade names and accreditation. The Company is conducting studies to determine the amount that is assignable to other intangible assets, if any, such as curriculum, tradenames, and accreditation for our recent acquisitions. Although we believe our intangible assets are fairly stated, changes in strategy or market conditions could significantly impact the reported values of intangible assets which could result in future reductions to earnings and require adjustments to asset balances.

Deferred Taxes. We currently have deferred income tax assets, which are subject to periodic recoverability assessments. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income reduced by deferred income tax liabilities. We evaluate the realizability of our deferred tax assets periodically.

Stock-based Compensation. We account for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income. All stock options, stock appreciation rights or other common stock based securities granted are accounted for under fixed accounting and have an exercise price equal to the market value of the underlying common stock on the date of grant.

Foreign Currency Translation. The financial position and results of operations of the Company’s Canadian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiary are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Stockholders’ Equity designated as Accumulated other comprehensive income (loss).

Results of Operations

      Comparisons of results of operations between the first six months of fiscal 2004 and the first six months of fiscal 2003 are affected by the acquisitions of Learning Tree University (“LTU”) and its two training centers on January 1, 2003, Career Choices, Inc. (“Career Choices”) and its ten campuses on August 1, 2003, East Coast Aero Tech (“ECAT”) and its campus on August 6, 2003, and CDI Education, Inc. (“CDI”) and its 45 colleges and 15 training centers on August 19, 2003, as well as the opening of five branch campuses since the end of the second quarter of fiscal 2003. At December 31, 2003, the Company operated 129 campuses and 17 training centers, compared to 65 campuses at December 31, 2002. The following table summarizes our operating results as a percentage of net revenue for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,

	2002	2003	2002	2003

Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	47.4	51.6	48.7	51.0
General and administrative	11.5	8.4	10.2	8.5
Marketing and advertising	19.9	21.5	20.4	21.6

Total operating expenses	78.8	81.5	79.3	81.1
Income from operations	21.2	18.5	20.7	18.9
Interest (income)	(0.2)	(0.2)	(0.2)	(0.2)
Interest expense	0.2	0.4	0.3	0.4
Other (income) expense	—	—	—	—
Minority interest in income (loss) of subsidiary	—	—	—	—

Income before provision for income taxes	21.2	18.3	20.6	18.7
Provision for income taxes	8.5	7.4	8.3	7.5

Net income	12.7%	10.9%	12.3%	11.2%

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

      Net Revenues. Net revenues increased $73.5 million, or 57.8%, from $127.1 million in the second quarter of fiscal 2003 to $200.6 million in the second quarter of fiscal 2004, due primarily to a 48.5% increase in total student population and a 3.0% increase in the average tuition rate per student. At December 31, 2003, student population was 59,502, compared with 40,057 at December 31, 2002. Revenues in same schools increased 23.9% for the second quarter of fiscal 2004 and reflects a 16.8% increase in same school student population and a 5.0% increase in the average tuition rate per student in same schools. The Company defines same schools as those colleges, schools, and training centers that have been owned and operated by the Company for four full quarters. Core growth in revenues increased 27.4% in our second quarter of fiscal 2004 ended December 31, 2003. The Company defines core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools, and training centers acquired within the last four full quarters. Same school student starts increased 17.3% as of December 31, 2003 when compared to second quarter of fiscal 2003. Net revenues also increased as a result of opening five branch campuses and acquiring 57 campuses and 17 training centers since December 31, 2002.

      Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies expenses, and bad debt expense. As a percentage of net revenues, educational services expense increased from 47.4% of revenues in the second quarter of fiscal 2003 to 51.6% of revenues for the second quarter of fiscal 2004. The increase, as a percent of revenues, was due primarily to higher educational services expenses in our recently acquired campuses. Educational services expenses increased $43.3 million, or 71.8%, from $60.3 million in the second quarter of fiscal 2003 to $103.6 million in the second quarter of fiscal 2004. The increase in educational services expenses was due primarily to additional instructional wages, consumables and occupancy expenses relating to the 57 acquired campuses, 17 acquired training centers and five new branch campuses opened since December 31, 2002. Bad debt expense for the second quarter of fiscal 2004 amounted to $7.6 million and decreased to 3.8% of revenues, compared to $5.2 million or 4.1% of revenues for the second quarter of fiscal 2003. Additionally, during the second quarter, 38 new programs were adopted into existing schools, including 13 program adoptions into our campuses in the United States and 25 program adoptions into our campuses in Canada.

      General and Administrative. General and administrative expenses include performance bonuses and corporate payroll related expenses, headquarters office occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses decreased from 11.5% of revenues in the second quarter of fiscal 2003 to 8.4% of revenues for the second quarter of fiscal 2004. General and administrative expenses increased $2.4 million, or 16.2%, from $14.6 million in the second quarter of fiscal 2003 to $16.9 million in the second quarter of fiscal 2004, primarily as a result of additional headquarters staff required to support the 57.8% increase in revenues, 48.5% increase in student population and to support the 57 acquired campuses, 17 acquired training centers and five new branch campus openings since December 31, 2002.

      Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expenses increased from 19.9% of revenues in the second quarter of fiscal 2003 to 21.5% of revenues for the second quarter of fiscal 2004. Marketing and advertising expenses increased $17.7 million, or 69.9%, from $25.3 million in the second quarter of fiscal 2003 to $43.0 million in the second quarter of fiscal 2004. The increase resulted in a 55.1% increase in total student starts and a 17.3% increase in same school starts. The increase was due to additional staffing and increased volume of advertising required to support the 57 acquired campuses, 17 acquired training centers and five new branch campus openings since December 31, 2002.

      Income from Operations. Income from operations increased 37.3% from $27.0 million in the second quarter of fiscal 2003 to $37.1 million in the second quarter of fiscal 2004. As a percentage of net revenues, income from operations decreased from 21.2% of revenues in the second quarter of fiscal 2003 to 18.5% of revenues for the second quarter of fiscal 2004. The decrease in income from operations, as a percent of revenues, relates to the lower operating margins reported at our most recent acquisitions.

      Interest (Income) Expense, net. Interest expense (net of interest income of $0.4 million) amounted to $0.4 million in the second quarter of fiscal 2004. In the same period of the prior year, interest income amounted to $0.3 million and interest expense amounted to $0.3 million. The increase in net interest expense from the prior year is primarily due to an increase in interest expense related to capital lease obligations and debt incurred to acquire Career Choices, ECAT and CDI in August 2003, and a decrease in investments due to cash used to fund acquisitions and a decline in the interest rate earned on investments.

      Minority Interest. The minority interest in income (loss) of subsidiary of $10,000 represents the minority stockholders’ share of the income in the second quarter of fiscal 2004 of our recently acquired Canadian subsidiary, CDI. As of October 7, 2003, we had acquired all of the remaining outstanding shares of CDI.

      Provision for Income Taxes. The effective income tax rate was 40.2% of income before taxes in both the second quarter of fiscal 2004 and fiscal 2003.

      Net Income. Net income increased $5.8 million from $16.1 million in the second quarter of fiscal 2003 to $21.9 million in the second quarter of fiscal 2004. As a percentage of net revenues, net income decreased from 12.7% of revenues in the second quarter of fiscal 2003 to 10.9% of revenues for the second quarter of fiscal 2004.

      Income per Share. Diluted earnings per common share for the second quarter of fiscal 2004 increased 34.3% to $0.47 per diluted common share compared to $0.35 per diluted common share for the second quarter of fiscal 2003.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

      Net Revenues. Net revenues increased $127.0 million, or 52.3%, from $242.8 million in the first six months of fiscal 2003 to $369.8 million in the first six months of fiscal 2004, due primarily to a 48.5% increase in total student population, a 16.8% increase in same school population and a 3.9% increase in the average tuition rate per student. At December 31, 2003, student population was 59,502, compared with 40,057 at December 31, 2002. Revenues in same schools increased 25.1% for the first six months of fiscal 2004, compared to revenues for the same period of fiscal 2003. The Company defines same schools as those colleges, schools, and training centers that have been owned and operated by the Company for four full quarters. Core growth in revenues increased 28.5% in the first six months of fiscal 2004 ended December 31, 2003. The Company defines core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools, and training centers acquired within the last four full quarters. Same school student starts increased 16.0% as of December 31, 2003 when compared to the first six months of fiscal 2003. Net revenues also increased as a result of opening five branch campuses and acquiring 57 campuses and 17 training centers since December 31, 2002.

      Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies expenses, and bad debt expense. As a percentage of net revenues, educational services expense increased from 48.7% of revenues in the first six months of fiscal 2003 to 51.0% of revenues for the first six months of fiscal 2004. Educational services expenses increased $70.3 million, or 59.5%, from $118.2 million in the first six months of fiscal 2003 to $188.5 million in the first six months of fiscal 2004. The increase in educational services expenses was due primarily to the additional instructional wages, consumables, and occupancy expenses required to support the 48.5% increase in student population relating to the 57 acquired campuses, 17 acquired training centers and five new branch campuses opened since December 31, 2002. Bad debt expense for the first six months of fiscal 2004 amounted to $13.9 million and decreased to 3.8% of revenues, compared to $10.0 million or 4.1% of revenues for the first six months of fiscal 2003. Additionally, during the first six months of fiscal 2004, 75 new programs were adopted into existing schools, including 29 program adoptions into our campuses in the United States and 46 program adoptions into our campuses in Canada.

      General and Administrative. General and administrative expenses include performance bonuses and corporate payroll related expenses, headquarters office occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses decreased from 10.2% of revenues in the first six months of fiscal 2003 to 8.5% of revenues for the first six months of fiscal 2004. General and administrative expenses increased $6.8 million, or 27.4%, from $24.8 million in the first six months of fiscal 2003 to $31.6 million in the first six months of fiscal 2004, primarily as a result of additional headquarters staff required to support the 52.3% increase in revenues, 48.5% increase in student population and to support the 57 acquired campuses, 17 acquired training centers and five new branch campus openings since December 31, 2002.

      Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expenses increased from 20.4% of revenues in the first six months of fiscal 2003 to 21.6% of revenues for the first six months of fiscal 2004. Marketing and advertising expenses increased $30.3 million, or 61.0%, from $49.6 million in the first six months of fiscal 2003 to $79.9 million in the first six months of fiscal 2004. The increase resulted in a 51.1% increase in total student starts and 16.0% increase in same school starts. The increase was due to additional staffing and increased volume of advertising required to support the 57 acquired campuses, 17 acquired training centers and five new branch campus openings since December 31, 2002.

      Income from Operations. Income from operations increased 39.0% from $50.2 million in the first six months of fiscal 2003 to $69.8 million in the first six months of fiscal 2004. As a percentage of net revenues, income from operations decreased from 20.7% of revenues in the first six months of fiscal 2003 to 18.9% of revenues in the first six months of fiscal 2004. The decrease in income from operations, as a percent of revenues, relates to the lower operating margins reported at our most recent acquisitions.

      Interest (Income) Expense, net. Interest expense (net of interest income of $0.6 million) amounted to $0.7 million in the first six months of fiscal 2004. In the same period of the prior year, interest expense (net of interest income of $0.5 million) amounted to $0.2 million. The increase in net interest expense from the prior year is primarily due to an increase in interest expense related to capital lease obligations and debt incurred to acquire Career Choices, ECAT and CDI in August 2003, and a decrease in investments due to cash used to fund acquisitions and a decline in the interest rate earned on investments.

      Minority Interest. The minority interest in income (loss) of subsidiary of $43,000 represents the minority stockholders’ share of the loss of our subsidiary, CDI until October 7, 2003 when we acquired all of the remaining outstanding shares of common stock.

      Provision for Income Taxes. The effective income tax rate was 40.2% of income before taxes in both the first six months of fiscal 2004 and fiscal 2003.

      Net Income. Net income increased $11.4 million from $29.9 million in the first six months of fiscal 2003 to $41.3 million in the first six months of fiscal 2004. As a percentage of net revenues, net income decreased from 12.3% of revenues in the first six months of fiscal 2003 to 11.2% of revenues for the first six months of fiscal 2004.

      Income per Share. Diluted earnings per common share for the first six months of fiscal 2004 increased 35.4% to $0.88 per diluted common share compared to $0.65 per diluted common share for the first six months of fiscal 2003.

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

Liquidity and Capital Resources

      On August 15, 2003, we amended our credit facility, and increased it to $235 million, of which $185 million is a domestic facility and $50 million is a Canadian facility. The Amended Credit Agreement expires in 2006. The Amended Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $25 million for domestic letters of credit and $10 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including Eurodollar and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus  1/2 of 1% or the Bank of America prime rate, plus a margin of 0% to 0.25% depending on the Company’s consolidated leverage ratio as defined in the agreement. The Agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, Department of Education financial responsibility composite score ratio, and limitations on long term student notes receivables. As of December 31, 2003, we were in compliance with all of the covenants. As of December 31, 2003, there were borrowings outstanding of $46.2 million under the credit facility and approximately $10.0 million of the credit facility was used to support performance bonds and standby letters of credit. The Amended Credit Agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

      Working capital amounted to $23.3 million as of December 31, 2003 and $42.0 million as of June 30, 2003 and the current ratios were 1.2:1 and 1.6:1, respectively. During the first quarter of fiscal 2004, we completed the acquisitions of East Coast Aero Tech, Career Choices, and CDI. The combined cash purchase price of the three acquisitions was approximately $101.3 million, net of cash acquired, and was funded with cash on hand and borrowings from the credit facility. During the first quarter of fiscal 2003, we acquired Wyo-Tech for approximately $84.4 million and funded the acquisition by using approximately $41.4 million in cash and borrowing $43.0 million from the credit facility.

      Cash flows provided by operating activities amounted to $39.4 million in the first six months of fiscal 2004 compared to $37.5 million provided by operating activities in the same period of fiscal 2003. The increase in cash provided by operating activities for the first six months of fiscal 2004 compared to the first six months of fiscal 2003 was due to the increases in earnings, depreciation and amortization which were partially offset by an increase in other assets.

      Cash flows used in investing activities amounted to $124.9 million in the first six months of fiscal 2004 compared to cash flows used in investing activities of $84.5 million in the first six months of fiscal 2003. The increase in cash used in investing activities was primarily due to the acquisition of ECAT, Career Choices, and CDI for approximately $101.3 million, net of cash acquired in the acquisitions, partially offset by the sales of (investments in) marketable securities, net of $3.9 million in the first six months of fiscal 2004 compared to sales of (investments in) marketable securities, net of $7.3 million for the same period of fiscal 2003. Capital expenditures, net of disposals, increased to approximately $27.5 million in the first six months of fiscal 2004 compared to $11.0 million in the same period in fiscal 2003. Capital expenditures in fiscal 2004 were incurred, primarily, for relocations, remodels and enlargements of existing campuses, to construct new branch campuses, as well as to fund information systems expenditures. We expect capital expenditures to be approximately $61.0 million for fiscal 2004.

      Cash flows provided by financing activities for the first six months of fiscal 2004 amounted to approximately $72.6 million compared to $13.0 million for the first six months of fiscal 2003. The increase in cash provided by financing activities in the first six months of fiscal 2004 when compared to fiscal 2003 was due primarily to a decrease in principal payments on long-term debt and capital lease obligations of approximately $47.6 million and increased proceeds of approximately $19.8 million from stock option exercises, including tax benefit, and employee stock purchases under the employee stock purchase plan.

Off-balance sheet arrangements

      As of December 31, 2003, future minimum cash payments due under contractual obligations, including our credit agreement, non-cancelable operating and capital lease agreements and other long-term arrangements, are as follows:

	Payments Due by Period

				More
				Than
Contractual Obligations	Total	0-3 Years	4-5 Years	5 Years

	(In thousands)
Long Term Debt	$47,290	$47,290	$—	$—
Capital Lease Obligations	31,069	5,915	3,160	21,994
Operating Lease Obligations	319,154	135,173	78,204	105,777
Other Long-Term Obligations	1,902	787	1,115	—

Total	$399,415	$189,165	$82,479	$127,771

      The United States Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of December 31, 2003, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

      We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks. As of December 31, 2003, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $48.9 million and capital lease obligations of $14.0 million, and (ii) student notes receivable, net, in the aggregate amount of $3.2 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates. A portion of the Company’s operations consists of its investment in a foreign subsidiary. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

      The Company and its management, including the Chief Executive Officer and Chief Financial Officer, evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures on an ongoing basis. Based on these evaluations, the Company’s Chief Executive Officer and Chief

Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 9 to the attached Financial Statements regarding Commitments and Contingencies.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      On November 20, 2003, the Company held its Annual Meeting of Stockholders in Santa Ana, California. Stockholders approved all of the initiatives put forth by the Company’s Board of Directors and elected all nominees for Directors of the Company. The initiatives were (i) to elect two individuals as Class II members of the Company’s Board of Directors, (ii) to approve the proposed amendment and restatement of the Company’s Certificate of Incorporation, (iii) to approve the proposed 2003 Performance Award Plan, and (iv) to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for its fiscal year ending June 30, 2004. No other business or actions were proposed at the Annual Meeting of the Stockholders. A total of 40,201,302 shares were represented, in person or by proxy, and entitled to vote at the Annual Meeting of Stockholders. Such shares represented 91.18% of the total number of shares entitled to vote at such meeting. The following reflects the tabulation of votes for each initiative placed before the stockholders of the Company:

1)	Nominees for a three year term as Class II members of the Company’s Board of Directors:

Nominee		No. of Votes

Paul R. St. Pierre	For	24,577,795
	Withheld	15,623,509
Linda Arey Skladany	For	36,653,837
	Withheld	3,547,465

      No other persons were nominated or received votes to be Class II Directors of the Company.

2)	To approve the amendment and restatement of the Company’s Certificate of Incorporation:

No. of Votes

For	39,147,897
Against	975,481
Abstain	77,924

3)	To approve the Company’s 2003 Performance Award Plan

No. of Votes

For	24,173,374
Against	11,900,953
Abstain	87,232
Broker Non-Votes	4,039,743

      4) To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for its fiscal year ending June 30, 2004:

No. of Votes

For	37,883,958
Against	2,249,439
Abstain	67,905

Item 5.	Other Information

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

      On December 18, 2003, the Company announced that the opening of a Las Vegas College branch campus in Henderson, Nevada. The new Las Vegas College will initially offer specialized associate degrees in business administration and criminal justice. The college intends to introduce programs in allied health at a later date.

      On December 23, 2003, the Company announced the opening of a National Institute of Technology (NIT) branch campus in Detroit, Michigan. The new NIT Detroit campus will offer diploma programs in allied health. Medical assisting will be the initial program offering, followed by medical insurance billing/ coding and surgical technologist.

      On January 8, 2004, the Company announced plans to open a new Bryman Institute branch campus in Minneapolis/ St. Paul, Minnesota during the fourth quarter of fiscal 2004. The new Bryman Institute campus will offer diploma programs in medical assisting, medical insurance billing/ coding, and massage therapy.

      On January 16, 2004, the Company announced plans to open a new National Institute of Technology (NIT) branch campus in Houston, Texas during the fourth quarter of fiscal 2004. The new NIT campus will be the fourth campus in Houston and will offer diploma programs in medical assisting, medical insurance billing/ coding and pharmacy technician.

      On January 27, 2004, the Company announced the opening of a new Wyo-Tech branch campus in Sacramento, California. The new Wyo-Tech campus will offer a diploma program in Chassis Fabrication and High Performance Engines with Automotive Technology, and an Associate in Specialized Technology Degree in Automotive Technology and Management.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit 3.3	Restated Certificate of Incorporation
Exhibit 10.68	2003 Performance Award Plan
Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

      On October 29, 2003, the Company filed a Report on Form 8-K, as required by Item 12 “Disclosure of Results of Operations and Financial Condition” of such form, in which it announced that the Company had issued a press release announcing financial results for its first quarter ended September 30, 2003 of its current fiscal year ending June 30, 2004. The press release was included as an exhibit to the Report on Form 8-K.

      On January 28, 2004, the Company filed a Report on Form 8-K, as required by Item 12 “Disclosure of Results of Operations and Financial Condition” of such form, in which it announced that the Company had issued a press release announcing financial results for its second quarter ended December 31, 2003 of its current fiscal year ending June 30, 2004. The press release was included as an exhibit to the Report on Form 8-K.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

February 9, 2004

/s/ DAVID G. MOORE

David G. Moore
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

February 9, 2004

/s/ DENNIS N. BEAL

Dennis N. Beal
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 3.3	Restated Certificate of Incorporation
Exhibit 10.68	2003 Performance Award Plan
Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002