Form 10-Q
period 2004-03-31
CORINTHIAN COLLEGES INC
filed 2004-05-13
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-25283

CORINTHIAN COLLEGES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	33-0717312 (I.R.S. Employer Identification No.)

6 Hutton Centre Drive, Suite 400, Santa Ana, California
(Address of principal executive offices)

92707
(Zip Code)

(714) 427-3000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes   X    No

At April 30, 2004, there were 90,188,968 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2003	2004
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,901	$58,985
Restricted cash	10	10
Marketable securities	3,897	—
Accounts receivable, net of allowance for doubtful accounts of $10,362 and $18,787 at June 30, 2003 and March 31, 2004, respectively	36,145	54,786
Student notes receivable, net of allowance for doubtful accounts of $313 and $377 at June 30, 2003 and March 31, 2004, respectively	848	891
Deferred income taxes	10,538	15,125
Prepaid expenses and other current assets	21,356	24,149

Total current assets	108,695	153,946
PROPERTY AND EQUIPMENT, net	77,887	119,281
OTHER ASSETS:
Goodwill, net	102,565	210,951
Other intangibles, net	33,885	31,134
Student notes receivable, net of allowance for doubtful accounts of $608 and $862 at June 30, 2003 and March 31, 2004, respectively	2,001	2,566
Deposits and other assets	4,365	6,382

TOTAL ASSETS	$329,398	$524,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,592	$18,418
Accrued compensation and related liabilities	26,182	35,832
Accrued expenses	6,426	11,732
Income tax payable	—	1,148
Prepaid tuition	21,161	43,106
Current portion of capital lease obligations	186	961
Current portion of long-term debt	110	202

Total current liabilities	66,657	111,399
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,586	12,453
LONG-TERM DEBT, net of current portion	1,384	47,508
DEFERRED INCOME TAXES	14,185	14,185
OTHER LIABILITIES	245	2,409
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized and 87,644 and 90,110 shares issued and outstanding at June 30, 2003 and March 31, 2004, respectively	9	9
Additional paid-in capital	84,368	123,811
Retained earnings	149,964	212,531
Accumulated other comprehensive income (loss)	—	(45)

TOTAL STOCKHOLDERS’ EQUITY	234,341	336,306

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,398	$524,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
		(In thousands, except per share data)
		(Unaudited)
NET REVENUES	$135,548	$217,331	$378,364	$587,142
OPERATING EXPENSES:
Educational services	63,665	110,346	181,844	298,862
General and administrative	13,093	19,328	37,913	50,938
Marketing and advertising	28,642	48,945	78,273	128,868
Impairment charge	—	3,154	—	3,154

Total operating expenses	105,400	181,773	298,030	481,822

INCOME FROM OPERATIONS	30,148	35,558	80,334	105,320
Interest (income)	(349)	(383)	(893)	(1,005)
Interest expense	338	852	1,089	2,221
Other (income) expense	(8)	(105)	(8)	(143)
Minority interest in income (loss) of subsidiary	—	—	—	(43)

INCOME BEFORE PROVISION FOR INCOME TAXES	30,167	35,194	80,146	104,290
Provision for income taxes	12,127	13,947	32,219	41,723

NET INCOME	$18,040	$21,247	$47,927	$62,567

Income per common share:
Basic	$0.21	$0.24	$0.55	$0.70

Diluted	$0.20	$0.23	$0.52	$0.67

Weighted average number of common shares outstanding:
Basic	87,306	89,883	86,704	88,868

Diluted	92,032	94,321	91,752	93,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2003	2004
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,927	$62,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,343	16,071
Loss (gain) on disposal of assets	(8)	—
Impairment charge	—	3,154
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,700)	(3,671)
Student notes receivable	(383)	(606)
Prepaid expenses and other assets	(1,076)	(2,861)
Accounts payable	(1,913)	(232)
Accrued expenses	13,080	8,748
Income taxes payable	(1,111)	2,328
Prepaid tuition	6,237	1,637
Other long-term liabilities	(69)	(1,734)

Net cash provided by operating activities	68,327	85,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	(83,785)	(101,392)
Change in restricted cash	257	—
Capital expenditures, net of disposals	(20,544)	(46,543)
Proceeds from sale of assets	8	—
Sales of (investments in) marketable securities, net	17,865	3,897

Net cash (used in) investing activities	(86,199)	(144,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	58,600	51,631
Principal repayments on capital lease obligations and long-term debt	(59,251)	(9,404)
Proceeds from exercise of stock options and Employee Stock Purchase Plan, including tax benefit	13,726	39,443

Net cash provided by financing activities	13,075	81,670

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	—	51

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,797)	23,084
CASH AND CASH EQUIVALENTS, beginning of period	40,761	35,901

CASH AND CASH EQUIVALENTS, end of period	$35,964	$58,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$28,233	$18,886

Interest expense	$1,088	$2,221

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$100,181	$140,171
Net cash used in acquisitions	(83,785)	(101,392)

Liabilities assumed or incurred	$16,396	$38,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Note 1 — The Company and Basis of Presentation

     As of March 31, 2004, Corinthian Colleges, Inc. (the “Company’’) operated 87 schools and colleges in the for profit, post-secondary education industry in the United States, and 45 colleges and 15 training centers in seven Canadian provinces excluding the anticipated closure of two LTU training centers and one CDI satellite campus consolidation. All of the Company’s schools grant either degrees (Associate, Bachelor and Master) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online and is approved to offer nine accredited degrees to exclusively online students.

     Effective August 1, 2003, the Company acquired all of the outstanding stock of Career Choices, Inc. (“Career Choices”). Career Choices operates ten campuses that offer both degree and diploma programs. Effective August 6, 2003, the Company acquired substantially all of the assets of East Coast Aero Tech., LLC. (“ECAT”). ECAT operates one campus that offers programs in aviation maintenance technology. Effective August 19, 2003, the Company acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) and completed the acquisition of the remaining outstanding shares of common stock as of October 7, 2003. CDI currently operates 45 colleges and 15 training centers in Canada. The acquisitions of Career Choices, ECAT and CDI were accounted for using the purchase method of accounting and their respective results of operations are included in the Company’s consolidated results of operations since their respective acquisition dates.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2003 consolidated financial statements of the Company included in the Company’s 2003 Annual Report on Form 10-K/A and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

     The condensed consolidated financial statements as of March 31, 2004 and June 30, 2003 and for the three months and nine months ended March 31, 2004 and 2003 are consolidated and include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial position and results of operations of the Company’s direct and indirect Canadian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Stockholders’ Equity designated as Accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency are immediately included in earnings.

     Certain amounts for the prior periods have been reclassified to conform to fiscal 2004 financial statement presentation.

Note 2– Stock Split

     On February 18, 2004, the Company authorized a two-for-one stock split of its common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information have been retroactively restated to reflect the stock split.

Note 3 – Stock Options

     On November 20, 2003, the Company’s stockholders approved the Company’s 2003 Performance Award Plan (the “2003 Plan”), which authorized the issuance by the Company of up to 5,400,000 (post stock split) additional shares of the Company’s Common Stock. In addition, the Company currently maintains the Corinthian Colleges, Inc. 1998 Performance Award Plan (as amended, the “1998 Plan”). Upon approval of the 2003 Plan, the Company’s ability to grant new awards under the 1998 Plan terminated. The termination of the grant authority under the 1998 Plan did not, however, affect awards then outstanding under the plan. As of March 31, 2004, the number of stock options, stock appreciation rights or other common stock-based securities available for future grant to directors, officers, employees and other eligible persons were 4,202,500 under the 2003 Plan. The expiration dates are not longer than 10 years and options granted to employees generally vest over a period of four years.

     The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income, as all options, stock appreciation rights or other common stock-based securities granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
		(In thousands, except per share data)
		(Unaudited)
Net income, as reported	$18,040	$21,247	$47,927	$62,567
Stock-based compensation included above	—	—	—	—
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(2,423)	(3,752)	(6,545)	(9,810)

Pro forma net income	$15,617	$17,495	$41,382	$52,757

Basic earnings per share:
As reported	$0.21	$0.24	$0.55	$0.70
Pro forma	$0.18	$0.19	$0.48	$0.59
Diluted earnings per share:
As reported	$0.20	$0.23	$0.52	$0.67
Pro forma	$0.17	$0.19	$0.45	$0.56

     The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option, stock appreciation rights, and other common stock-based securities was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2004	2003	2004
Risk-free rate	4.97%	3.73%	5.11%	3.75%
Expected years until exercise	7 years	7 years	7 years	7 years
Expected stock volatility	35%	35%	62%	38%
Expected dividends	$—	$—	$—	$—

Note 4– Marketable Securities

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

     Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses from available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings. At March 31, 2004, there were no material unrealized gains or losses from available-for-sale securities.

Note 5– Weighted Average Number of Common Shares Outstanding

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

     The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Basic common shares outstanding	87,306	89,883	86,704	88,868
Effects of dilutive securities:
Stock options	4,726	4,438	5,048	5,067

Diluted common shares outstanding	92,032	94,321	91,752	93,935

Note 6– Common Stock

     Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

Note 7–Impairment Charge

     On January 2, 2003, the Company acquired substantially all of the assets of Learning Tree University, Inc. (“LTU”). LTU offers continuing professional education, short duration certificate programs, comprehensive corporate training and customized learning solutions at two training centers in Southern California. LTU also conducts seminars in cities nationwide and offers both instructor-led and online training.

     The Company began assessing its long-term strategy and, as a result of that assessment, plans to close two LTU continuing education centers in California and cease personal enrichment programs offered at those centers. LTU will continue to offer its continuing professional education courses for nurses, as well as online continuing education and personal enrichment courses via the Internet.

     As a result of the decision to close the two campuses, the Company reviewed the long-lived assets and goodwill of LTU for possible impairment in accordance with SFAS 142 and SFAS 144. Based on the results of the review, the Company has recognized a non-cash impairment loss and related charge of $3.2 million (pre-tax) in the quarter ended March 31, 2004. The charges included $2.8 million of intangible asset impairment and $389,000 of fixed asset write-offs. The fair value of the goodwill was based on the Company’s estimate of discounted future cash flows.

     Upon the expected closure of the facilities in the fourth quarter of fiscal 2004, the Company expects to take an additional charge to earnings of approximately $2.0 million (pre-tax), consisting primarily of continuing lease obligations and severance payments.

Note 8– New Accounting Pronouncements

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

Note 9– Acquisitions

     Effective August 1, 2003, the Company acquired all of the outstanding stock of Career Choices, Inc. (“Career Choices”). Career Choices operates ten campuses in California, Washington, and Oregon, which grant diplomas and degrees in the applied science, automotive technology, HVAC technology and allied health fields. The cash purchase price was approximately $56.0 million, subject to certain balance sheet adjustments. The Company purchased Career Choices to expand its presence and strength in the Pacific Northwest and expects to benefit from increased marketing power and operational leverage. The ten schools operate under the Sequoia Institute, Ashmead College, and Eton Technical Institute trade names. Sequoia focuses on programs in the growing automotive technology field that will expand

Corinthian’s presence in the high demand technology programs. Sequoia also introduces heating/ventilation/air conditioning (HVAC) training to the Company’s technology programs. The Ashmead and Eton schools include the fields of massage therapy, dental and medical assisting. The acquisition is a strategic fit to the Company’s allied health program and the Company expects to gain outstanding automotive curricula that complements the Company’s WyoTech curricula. The acquisition was accounted for using the purchase method of accounting and Career Choices’ results of operations are included in the consolidated results of operations of the Company since its acquisition date. In April 2004, the Company changed the name of the Eton schools to Bryman College.

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

     On August 19, 2003, the Company acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) through a tender offer to acquire all of the outstanding shares of common stock. As of October 7, 2003, the Company had acquired all shares of CDI for approximately $42.0 million and the assumption of approximately $10 million of debt and other liabilities. CDI is a wholly-owned subsidiary of Corinthian Colleges, Inc. The cash purchase price was funded with available cash and borrowings from the Company’s amended credit facility. With the acquisition of the additional CMA Careers Inc. college located in Kitchener (Ontario), Canada and the consolidation of the Victoria satellite campus into its main campus, CDI operates 45 post-secondary colleges offering diploma-granting programs in the allied health, business and information technology fields. CDI’s corporate education division, which has 15 training centers, serves as both an outsourced and e-learning provider focused on skills development specialties such as leadership, innovation and business analysis. This acquisition expands the Company into the international arena with a significant presence in the Canadian post-secondary and corporate education markets, adding new programs that either extend or enhance the Company’s portfolio. The acquisition was accounted for using the purchase method of accounting and CDI’s results of operations are included in the consolidated results of operations of the Company since its acquisition date.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	(In thousands, except per share data)
		(Unaudited)
	2003	2004	2003	2004
Net revenue	$164,976	$217,331	$459,955	$599,262
Net income	$18,959	$21,247	$47,685	$60,406
Earnings per share — basic	$0.22	$0.24	$0.55	$0.68
Earnings per share — diluted	$0.21	$0.23	$0.52	$0.64

Note 10 — Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three and nine month periods ended March 31, 2003 and 2004 (in thousands):

	Three Months Ended March 31		Nine Months Ended March 31
	2003	2004	2003	2004
Net income	$18,040	$21,247	$47,927	$62,567
Foreign currency translation adjustments	—	39	—	(45)

Comprehensive income	$18,040	$21,286	$47,927	$62,522

Note 11 — Commitments and Contingencies

     In the ordinary conduct of the business, the Company and its colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates, routine employment matters and inquiries and investigations by regulatory authorities. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against the Company, the Company does not believe that any currently pending legal proceedings to which the Company is a party will have a material adverse effect on the Company’s business, results of operations or financial condition.

     One of the legal actions currently pending against the Company is Aldape, et al. v. Corinthian Schools, Inc., et al., originally reported in the Report on Form 10-K/A for the fiscal year ended June 30, 2002. Since the date of that report, the Court has granted the Company’s motion to compel arbitration with respect to the claims of all individual plaintiffs who are former students of the Company’s Bryman College Campus in Los Angeles, California. Accordingly, the plaintiffs’ claims will be adjudicated in binding arbitration. The Company believes the plaintiffs’ claims are without merit and it intends to vigorously defend itself against them.

     Another of the actions currently pending is entitled Socorra Estrada v. Corinthian Schools, Inc., et al., originally reported in the Report on Form 10-K/A for the fiscal year ended June 30, 2003. Plaintiff is a former student in the Company’s Bryman College campus in Whittier who enrolled in that campus prior to its acquisition by the Company from Educorp, Inc. (“Educorp”) in October 2000. Plaintiff’s First Amended Complaint seeks injunctive relief against the Company under California Business and Professions Code Section 17200 plus attorneys’ fees incurred in the action. Plaintiff has also sued Educorp and two individuals affiliated with Educorp as defendants in the matter. The Company believes the plaintiff’s claims are without merit and it intends to vigorously defend itself against them.

     Another action currently pending against the Company is a purported class action complaint entitled Montoya v. Corinthian Schools, Inc., et al., first reported in the Company’s Report on Form 10-K/A for the fiscal year ended June 30, 2003. Plaintiff, a former instructor with the Company’s Bryman College campus in El Monte, California, alleges that she and other instructors employed by the Company’s Corinthian Schools, Inc. subsidiary in the State of California for the previous four years were improperly classified as exempt from California’s overtime compensation laws. Plaintiff states causes of action under California wage orders, California’s Labor Code, and California’s Business and Professions Code. Plaintiff seeks certification as a class, monetary damages in unspecified amounts, penalties, interest, attorneys’ fees, exemplary damages, and injunctive relief. The Company believes its classification of employees for overtime purposes has been consistent with applicable law and that the plaintiff’s claims are without merit. The Company intends to vigorously defend itself in this matter.

     On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company was served with another putative class action complaint entitled Jennifer Baker et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU” ) campuses in Florida. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) and that FMU credits are not transferable to other institutions. Plaintiffs seek certification of the lawsuits as a class action and recovery of compensatory damages and attorneys’ fees under Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Company believes the complaints are entirely without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed a motion to compel arbitration in the Travis and Satz cases, and currently anticipates doing the same in the Baker case. Additionally, due to improper activities by Plaintiff Satz and by his attorney, Peter Price, the Company has filed a complaint in arbitration against Satz before the American Arbitration Association alleging defamation and breach of contract and has filed a lawsuit against Price captioned Corinthian Colleges, Inc., Rhodes Colleges, Inc., and Florida Metropolitan University, Inc., v. Peter N. Price, Orange County California Superior Court, Case Number 04CC04336, alleging defamation, tortious interference with contractual and economic relationships, and tortious interference with prospective contractual and economic relationships.

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

     Students attending our institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs) or (ii) “courses” leading to an associate’s, bachelor’s or master’s degree. Costs of “programs” or credit hours for “courses” are clearly identified in the Company’s enrollment agreements. At the start of each student’s respective “program” or “course” of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or course. We recognize revenue from tuition and fees pro-rata over the relevant period attended by the student of the applicable course or program of study. If a student withdraws from an institution, we cease the recognition of revenue and the paid but unearned portion of the student tuition is refunded. Additionally, to ensure the delivery of education has occurred, either attendance is taken or academic events are conducted at appropriate intervals to ensure that the student is completing his or her respective field of study within the acceptable time period.

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

     Foreign Currency Translation. The financial position and results of operations of the Company’s Canadian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiary are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Stockholders’ Equity designated as Accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency are immediately included in earnings.

Results of Operations

     Comparisons of results of operations between the first nine months of fiscal 2004 and the first nine months of fiscal 2003 are affected by the acquisitions of Learning Tree University (“LTU”) and its two training centers on January 1, 2003, Career Choices, Inc. (“Career Choices”) and its ten campuses on August 1, 2003, East Coast Aero Tech (“ECAT”) and its campus on August 6, 2003, and CDI Education, Inc. (“CDI”) and its 45 colleges and 15 training centers on August 19, 2003, as well as the opening of nine branch campuses since the end of the third quarter of fiscal 2003. As of March 31, 2004, the Company operated 132 campuses and 15 training centers, excluding the anticipated closure of two LTU training centers and one CDI satellite campus consolidation, compared to 67 campuses and two training centers at March 31, 2003. The following table summarizes our operating results as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	47.0	50.7	48.1	50.9
General and administrative	9.7	8.9	10.0	8.7
Marketing and advertising	21.1	22.5	20.7	22.0
Impairment charge	—	1.5	—	0.5

Total operating expenses	77.8	83.6	78.8	82.1
Income from operations	22.2	16.4	21.2	17.9
Interest (income)	(0.2)	(0.2)	(0.3)	(0.2)
Interest expense	0.2	0.4	0.3	0.4
Other (income) expense	—	—	—	(0.1)
Minority interest in income (loss) of subsidiary	—	—	—	—

Income before provision for income taxes	22.2	16.2	21.2	17.8
Provision for income taxes	8.9	6.4	8.5	7.1

Net income	13.3%	9.8%	12.7%	10.7%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Net Revenues. Net revenues increased $81.8 million, or 60.3%, from $135.5 million in the third quarter of fiscal 2003 to $217.3 million in the third quarter of fiscal 2004, due primarily to a 52.7% increase in total student population and a 3.2% increase in the average tuition rate per student. At March 31, 2004, student population was 66,239 compared with 43,387 at March 31, 2003. Revenues in same schools increased 26.0% for the third quarter of fiscal 2004 and reflects a 16.6% increase in same school student population and a 7.3% increase in the average tuition rate per student in same schools. The Company defines same schools as those colleges, schools, and training centers that have been owned and operated by the Company for four full quarters. Core growth in revenues increased 31.0% in our third quarter of fiscal 2004. The Company defines core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools, and training centers acquired within the last four full quarters. Same school student starts increased 21.8% when compared to third quarter of fiscal 2003. Net revenues also increased as a result of opening nine new branch campuses and acquiring 56 campuses and 15 training centers since March 31, 2003.

     Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 47.0% of revenues in the third quarter of fiscal 2003 to 50.7% of revenues for the third quarter of fiscal 2004. The increase, as a percent of revenues, was due primarily to higher educational services expenses in our recently acquired campuses. Educational services expenses increased $46.7 million, or 73.3%, from $63.7 million in the third quarter of fiscal 2003 to $110.3 million in the third quarter of fiscal 2004. The increase in educational services expenses was due primarily to additional instructional wages, consumables and occupancy expenses relating to the 56 acquired campuses, 15 acquired training centers and nine new branch campuses opened since March 31, 2003. Bad debt expense for the third quarter of fiscal 2004 amounted to $7.7 million and decreased to 3.5% of revenues, compared to $5.1 million or 3.7% of revenues for the third quarter of fiscal 2003. Additionally, during the third quarter, 26 new programs were adopted into existing schools, including 14 program adoptions into our campuses in the United States and 12 program adoptions into our campuses in Canada.

     General and Administrative. General and administrative expenses include performance bonuses and corporate payroll related expenses, headquarters office occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses decreased from 9.7% of revenues in the third quarter of fiscal 2003 to 8.9% of revenues for the third quarter of fiscal 2004. General and administrative expenses increased $6.2 million, or 47.6%, from $13.1 million in the third quarter of fiscal 2003 to $19.3 million in the third quarter of fiscal 2004. The increase was primarily due to additional headquarters staff required to support the 60.3% increase in revenues, 52.7% increase in student population and to support the 56 acquired campuses, 15 acquired training centers and nine new branch campus openings since March 31, 2003.

     Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expenses increased from 21.1% of revenues in the third quarter of fiscal 2003 to 22.5% of revenues for the third quarter of fiscal 2004. Marketing and advertising expenses increased $20.3 million, or 70.9%, from $28.6 million in the third quarter of fiscal 2003 to $48.9 million in the third quarter of fiscal 2004. The increase resulted in a 67.6% increase in total student starts and a 21.8% increase in same school starts during the third quarter of fiscal 2004. The increase was due to additional staffing and increased volume of advertising required to support the 56 acquired campuses, 15 acquired training centers and nine new branch campus openings since March 31, 2003.

     Impairment Charge. As a result of the decision to close two LTU campuses, the Company reviewed the long-lived assets and goodwill of LTU for possible impairment in accordance with SFAS 142 and SFAS 144. Based on the results of the review, the Company has recognized a non-cash impairment loss and related charge of $3.2 million (pre-tax) in the quarter ended March 31, 2004. The charge included $2.8 million of intangible asset impairment and $389,000 of fixed asset write-offs. The fair value of the goodwill was based on the Company’s estimate of discounted future cash flows.

     Income from Operations. Income from operations increased 17.9% from $30.1 million in the third quarter of fiscal 2003 to $35.6 million in the third quarter of fiscal 2004. As a percentage of net revenues, income from operations decreased from 22.2% of revenues in the third quarter of fiscal 2003 to 16.4% of revenues for the third quarter of fiscal 2004. The decrease in income from operations, as a percent of revenues, relates primarily to the $3.2 million charge (pre-tax) for the expected closure of two campuses at LTU and the lower operating margins reported for acquisitions completed in August 2003.

     Interest (Income) Expense, net. Interest expense (net of interest income of $0.4 million) amounted to $0.5 million in the third quarter of fiscal 2004. In the same period of the prior year, interest income amounted to $0.3 million and interest expense amounted to $0.3 million. The increase in net interest expense from the prior year is primarily due to an increase in interest expense related to capital lease obligations and debt incurred to acquire Career Choices, ECAT and CDI in August 2003.

     Provision for Income Taxes. The effective income tax rate was 39.6% of income before taxes in third quarter of fiscal 2004 compared to 40.2% in the third quarter of fiscal 2003.

     Net Income. Net income increased $3.2 million from $18.0 million in the third quarter of fiscal 2003 to $21.2 million in the third quarter of fiscal 2004. As a percentage of net revenues, net income decreased from 13.3% of revenues in the third quarter of fiscal 2003 to 9.8% of revenues for the third quarter of fiscal 2004.

     Income per Share. Diluted earnings per common share for the third quarter of fiscal 2004 increased 15.0% to $0.23 per diluted common share and reflects the LTU impairment charge of approximately $0.02 per diluted share compared to $0.20 per diluted common share for the third quarter of fiscal 2003. On February 18, 2004, the Company authorized a two-for-one stock split of its common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information have been retroactively restated to reflect the stock split.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

     Net Revenues. Net revenues increased $208.8 million, or 55.2%, from $378.4 million in the first nine months of fiscal 2003 to $587.1 million in the first nine months of fiscal 2004, due primarily to a 52.7% increase in total student population, a 16.6% increase in same school population and a 4.1% increase in the average tuition rate per student. At March 31, 2004, student population was 66,239, compared with 43,387 at March 31, 2003. Same school student starts increased 18.0% as of March 31, 2004 when compared to the first nine months of fiscal 2003. Net revenues also increased as a result of opening nine new branch campuses and acquiring 56 campuses and 15 training centers since March 31, 2003.

     Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 48.1% of revenues in the first nine months of fiscal 2003 to 50.9% of revenues for the first nine months of fiscal 2004. Educational services expenses increased $117.0 million, or 64.4%, from $181.8 million in the first nine months of fiscal 2003 to $298.9 million in the first nine months of fiscal 2004. The increase in educational services expenses was due primarily to the additional staffing, depreciation and amortization, and occupancy expenses required to support the 52.7% increase in student population relating to the 56 acquired campuses, 15 acquired training centers and nine new branch campuses opened since March 31, 2003. Bad debt expense for the first nine months of fiscal 2004 amounted to $21.6 million and decreased to 3.7% of revenues, compared to $15.1 million or 4.0% of revenues for the first nine months of fiscal 2003. Additionally, during the first nine months of fiscal 2004, 101 new programs were adopted into existing schools, including 43 program adoptions into our campuses in the United States and 58 program adoptions into our campuses in Canada.

     General and Administrative. General and administrative expenses include performance bonuses and corporate payroll related expenses, headquarters office occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses decreased from 10.0% of revenues in the first nine months of fiscal 2003 to 8.7% of revenues for the first nine months of fiscal 2004. General and administrative expenses increased $13.0 million, or 34.4%, from $37.9 million in the first nine months of fiscal 2003 to $50.9 million in the first nine months of fiscal 2004. The increase was primarily due to additional headquarters staff required to support the 55.2% increase in revenues, 52.7% increase in student population and to support the 56 acquired campuses, 15 acquired training centers and nine new branch campus openings since March 31, 2003.

     Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expenses increased from 20.7% of revenues in the first nine months of fiscal 2003 to 22.0% of revenues for the first nine months of fiscal 2004. Marketing and advertising expenses increased $50.6 million, or 64.6%, from $78.3 million in the first nine months of fiscal 2003 to $128.9 million in the first nine months of fiscal 2004. The increase resulted in a 56.9% increase in total student starts and 18.0% increase in same school starts during the first nine months of fiscal 2004. The increase was due to additional staffing and increased volume of advertising required to support the 56 acquired campuses, 15 acquired training centers and nine new branch campus openings since March 31, 2003.

     Impairment Charge. As a result of the decision to close two LTU campuses, the Company reviewed the long-lived assets and goodwill of LTU for possible impairment in accordance with SFAS 142 and SFAS 144. Based on the results of the review, the Company has recognized a non-cash impairment loss and related charge of $3.2 million (pre-tax) in the quarter ended March 31, 2004. The charge included $2.8 million of intangible asset impairment and $389,000 of fixed asset write-offs. The fair value of the goodwill was based on the Company’s estimate of discounted future cash flows.

     Income from Operations. Income from operations increased 31.1% from $80.3 million in the first nine months of fiscal 2003 to $105.3 million in the first nine months of fiscal 2004. As a percentage of net revenues, income from operations decreased from 21.2% of revenues in the first nine months of fiscal 2003 to 17.9% of revenues in the first nine months of fiscal 2004. The decrease in income from operations, as a percent of revenues, relates primarily to the $3.2 million charge (pre-tax) for the expected closure of two campuses at LTU and the lower operating margins reported for acquisitions completed in August 2003.

     Interest (Income) Expense, net. Interest expense (net of interest income of $1.0 million) amounted to $1.2 million in the first nine months of fiscal 2004. In the same period of the prior year, interest expense (net of interest income of $0.9 million) amounted to $0.2 million. The increase in net interest expense from the prior year is primarily due to an increase in interest expense related to capital lease obligations and debt incurred to acquire Career Choices, ECAT and CDI in August 2003.

     Minority Interest. The minority interest in income (loss) of subsidiary of $43,000 represents the minority stockholders’ share of the loss of our subsidiary, CDI until October 7, 2003 when we acquired all of the remaining outstanding shares of common stock.

     Provision for Income Taxes. The effective income tax rate was 40.0% of income before taxes in the first nine months of fiscal 2004 compared with 40.2% in the first nine months of fiscal 2003.

     Net Income. Net income increased $14.6 million from $47.9 million in the first nine months of fiscal 2003 to $62.6 million in the first nine months of fiscal 2004. As a percentage of net revenues, net income decreased from 12.7% of revenues in the first nine months of fiscal 2003 to 10.7% of revenues for the first nine months of fiscal 2004.

     Income per Share. Diluted earnings per common share for the first nine months of fiscal 2004 increased 28.9% to $0.67 per diluted common share and reflects the LTU impairment charge of approximately $0.02 per diluted share compared to $0.52 per diluted common share for the first nine months of fiscal 2003. On February 18, 2004, the Company authorized a two-for-one stock split of its common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information have been retroactively restated to reflect the stock split.

Seasonality and Other Factors Affecting Quarterly Results

     Our net revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges, schools, and training centers have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new branch openings, new program adoptions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

     On August 15, 2003, we amended our credit facility, and increased it to $235 million, of which $185 million is a domestic facility and $50 million is a Canadian facility. The Amended Credit Agreement expires August 31, 2006. The Amended Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $25 million for domestic letters of credit and $10 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including Eurodollar and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate, plus a margin of 0% to 0.25% depending on the Company’s consolidated leverage ratio as defined in the agreement. The Agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, Department of Education (“DOE”) financial responsibility composite score ratio, and limitations on long-term student notes receivable. As of March 31, 2004, we were in compliance with all of the covenants. As of March 31, 2004, there were borrowings outstanding of $46.0 million and approximately $14.7 million to support performance bonds and standby letters of credit under the credit facility. The Amended Credit Agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

     Working capital amounted to $42.5 million as of March 31, 2004 and $42.0 million as of June 30, 2003 and the current ratios were 1.4:1 and 1.6:1, respectively. During the first quarter of fiscal 2004, we completed the acquisitions of East Coast Aero Tech, Career Choices, and CDI. The combined cash purchase price of the three acquisitions was approximately $101.4 million, net of cash acquired, and was funded with cash on hand and borrowings of approximately $50 million from the credit facility. During the first quarter of fiscal 2003, we acquired Wyo-Tech for approximately $84.4 million and funded the acquisition by using approximately $41.4 million in cash and borrowing $43.0 million from the credit facility.

     Cash flows provided by operating activities amounted to $85.4 million in the first nine months of fiscal 2004 compared to $68.3 million provided by operating activities in the same period of fiscal 2003. The increase in cash provided by operating activities for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 was due to the increases in earnings and depreciation and amortization.

     Cash flows used in investing activities amounted to $144.0 million in the first nine months of fiscal 2004 compared to cash flows used in investing activities of $86.2 million in the first nine months of fiscal 2003. The increase in cash used in investing activities was primarily due to the acquisition of ECAT, Career Choices, and CDI for approximately $101.4 million, net of cash acquired in the acquisitions compared to acquisitions of $83.8 million in fiscal 2003, partially offset by sales of marketable securities, net of $3.9 million in the first nine months of fiscal 2004 compared to sales of marketable securities, net of $17.9 million for the same period of fiscal 2003. Capital expenditures, net of disposals, increased to approximately $46.5 million in the first nine months of fiscal 2004 compared to $20.5 million in the same period in fiscal 2003. Capital expenditures in fiscal 2004 were incurred, primarily, for relocations, remodels and enlargements of existing campuses, to construct new branch campuses, as well as to fund information systems expenditures. We expect capital expenditures to be approximately $65.0 million for fiscal 2004.

     Cash flows provided by financing activities for the first nine months of fiscal 2004 amounted to approximately $81.7 million compared to $13.1 million for the first nine months of fiscal 2003. The increase in cash provided by financing activities in the first nine months of fiscal 2004 when compared to fiscal 2003 was due primarily to a decrease in principal payments on long-term debt and capital lease obligations of approximately $49.9 million and increased proceeds of approximately $25.7 million from stock option exercises, including tax benefit, and employee stock purchases under the employee stock purchase plan.

Off-balance sheet arrangements

     As of March 31, 2004, future minimum cash payments due under contractual obligations, including our credit agreement, mortgages, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	0-3 years	4-5 years	More than 5 years
Long Term Debt	$48,742	$47,692	$1,050	$—
Capital Lease Obligations	30,152	5,390	3,167	21,595
Operating Lease Obligations	376,466	151,279	88,822	136,365

Total	$455,360	$204,361	$93,039	$157,960

     The United States DOE requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks. As of March 31, 2004, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $47.7 million and capital lease obligations of $13.4 million, and (ii) student notes receivable, net, in the aggregate amount of $3.5 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates. A portion of the Company’s operations consists of its investment in a foreign subsidiary. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

     The Company and its management, including the Chief Executive Officer and Chief Financial Officer, evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures on an ongoing basis. Based on these evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 11 to the attached Financial Statements regarding Commitments and Contingencies.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     On January 8, 2004, the Company announced plans to open a new Bryman Institute branch campus in Minneapolis/St. Paul, Minnesota during the fourth quarter of fiscal 2004. The new Bryman Institute campus will offer diploma programs in medical assisting, medical insurance billing/coding, and massage therapy.

     On January 16, 2004, the Company announced plans to open a new National Institute of Technology (“NIT”) branch campus in Houston, Texas during the fourth quarter of fiscal 2004. The new NIT campus will be the fourth campus in Houston and will offer diploma programs in medical assisting, medical insurance billing/coding and pharmacy technician.

     On January 27, 2004, the Company announced the opening of a new Wyo-Tech branch campus in Sacramento, California. The new Wyo-Tech campus will offer a diploma program in Chassis Fabrication and High Performance Engines with Automotive Technology, and an Associate in Specialized Technology Degree in Automotive Technology and Management.

     On February 19, 2004, the Company announced plans to open a new Bryman Institute branch campus in Columbus, Ohio during the first fiscal quarter of fiscal 2005. The new Bryman Institute campus will offer diploma programs in medical assisting, massage therapy and pharmacy technician.

     On March 3, 2004, the Company announced the opening of a Florida Metropolitan University (“FMU”) branch campus near Jacksonville, Florida. The new FMU Jacksonville campus will offer accredited Associate in Science degrees in business administration, criminal justice and medical assisting; a Bachelor of Science degree in criminal justice; and a Bachelor of Business Administration degree.

     On March 18, 2004, the Company announced the opening of a Sequoia Institute-Sierra branch campus in Oakland, California. The new Sequoia Oakland campus will offer programs in aviation maintenance.

     On March 30, 2004, the Company announced the opening of a new Bryman Institute branch campus near Boston, Massachusetts. The new Bryman Boston campus will offer diploma programs in medical assisting, massage therapy, and pharmacy technician.

     On April 14, 2004, the Company announced the name change of the four Eton Technical Institutes located in the Pacific Northwest to Bryman College.

     On April 28, 2004, the Company announced that Anthony Digiovanni, president and chief operating officer, has elected to leave the company. David G. Moore, Corinthian’s chairman and chief executive officer, will assume the duties of the office of the president.

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

     On March 2, 2004, the Company filed a Report on Form 8-K, as required by Item 9 “Regulation FD Disclosure” of such form, in which it announced that the Company had received a copy of a punitive class action complaint entitled Adrienne L. Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, filed in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida.

     On April 20, 2004, the Company filed a Report on Form 8-K, as required by Item 5 “Other Events and Required FD Disclosure” of such form, in which it announced its plans to streamline its LTU division by closing two LTU continuing education centers.

     On April 28, 2004, the Company filed a Report on Form 8-K, as required by Item 12 “Disclosure of Results of Operations and Financial Condition” of such form, in which it announced that the Company had issued a press release announcing financial results for its third quarter ended March 31, 2004 of its current fiscal year ending June 30, 2004. The press release was included as an exhibit to the Report on Form 8-K.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

May 12, 2004	/s/ DAVID G. MOORE

David G. Moore
Chairman of the Board,
Chief Executive Officer, and President
(Principal Executive Officer)

May 12, 2004	/s/ DENNIS N. BEAL

Dennis N. Beal
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:	Description
Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002