Form 10-K
period 2004-06-30
CORINTHIAN COLLEGES INC
filed 2004-09-13
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

www.cci.edu

(Address of principal executive offices)

92707

(Zip Code)

(714) 427-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act.)    Yes  ☒    No  ☐

As of December 31, 2003, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.4 billion, based upon the closing sales price of the Common Stock as reported on Nasdaq National Stock Market on such date. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes. As of September 3, 2004, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 90,350,555.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

Corinthian Colleges, Inc. (hereinafter the “Company” or “Corinthian”) is a Delaware corporation; its principal executive offices are located at 6 Hutton Centre Drive, Suite 400, Santa Ana, California, 92707.

You should keep in mind the following points as you read this Report on Form 10-K:

•	the terms “we,” “us,” “our” or the “Company” refer to Corinthian Colleges, Inc. and its subsidiaries;

•	the terms “school,” “college,” “campus,” “university” or “training center” refer to a single location of any school;

•	the term “institution” means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education, which we sometimes refer to herein as the “DOE”; and

•	our fiscal year ends on June 30; references to fiscal 2004, fiscal 2003 and fiscal 2002 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004, are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Overview

Our company is one of the largest for-profit, post-secondary education companies in the United States and Canada, with more than 64,800 students enrolled as of June 30, 2004. As of June 30, 2004, we operated 88 colleges in 22 states and 45 colleges (10 of which are expected to close during fiscal 2005) and 15 corporate training centers in 7 Canadian provinces, and served the large and growing segment of the population seeking to acquire career-oriented education. Our schools generally enjoy long operating histories and strong franchise value in their local markets.

We offer a variety of master’s, bachelor’s and associate’s degrees and diploma programs through four principal operating divisions in the U.S. and one principal operating division in Canada. Additionally, our corporate education division in Canada provides customized training to corporations and government organizations. As of June 30, 2004, the Corinthian Schools division (“CSI”) operated 43 primarily diploma-granting schools with curricula primarily in the healthcare, business, electronics and information technology fields and seeks to provide its students the training required for a variety of entry-level positions. The Titan Schools division (“TSI”) operated 14 campuses which offer diploma and degree programs in the fields of aircraft frame and power plant maintenance, technology and automotive repair and diesel technology. The Rhodes Colleges division (“RCI”) operated 17 primarily degree-granting colleges and offers curricula principally in healthcare, business, criminal justice, and information technology and electronics. The University division operated 14 primarily degree-granting colleges and offers curricula principally in healthcare, business, criminal justice, and information technology and electronics. The CDI Education Corporation Post-Secondary Education division (“CDI-PS”) operated 45 colleges in Canada which offer diploma programs in allied health, business and information technology. The CDI Education Corporation Corporate Education division (“CDI-CE”) operated 15 corporate training centers in Canada providing onsite, outsourcing and e-learning services for the corporate market in the areas of skills development and management for business and technology professionals. Our colleges receive strategic direction and operational support from division and regional management and corporate staff.

We have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and adopting curricula into existing colleges. Since the Company’s formation in 1995, we have acquired 105 colleges and 15 training centers and we have opened 28 branch campuses.

Our company is led by David G. Moore, our Chairman of the Board and Chief Executive Officer, and an experienced executive management team. Our team of 15 executives, including Mr. Moore, have vast experience in various fields of education and in the for-profit, post-secondary education industry. Our operational structure consists of five post-secondary education divisions in the U.S. and Canada, and one corporate education division, primarily in Canada. Each division is led by a division president with oversight responsibility. Below the post-secondary education division level are regions, each lead by a regional vice president of operations and a regional vice president of admissions, which report to their respective division presidents.

Operating Strategy

Post-Secondary Education Divisions.

We have increased our student enrollment and improved profitability through the successful implementation of our operating strategy. Key elements of our operating strategy include the following components:

Emphasize Student Outcomes. We believe that positive student outcomes are a critical component of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability and high graduation and placement rates enhance a school’s reputation and marketability, increase referrals and improve cohort default rates. We have implemented a variety of programs, including extended orientation and tutoring, academic and personal advising, ride-sharing and referral programs, all of which are designed to improve student retention to assist our students in achieving their career goals. We utilize a curriculum development team which is assisted by advisory boards comprised of local business professionals to help ensure that our curricula provide our students with the skills required by local employers. We also maintain dedicated, full-time placement personnel at our schools that undertake extensive placement efforts, including recruiting prospective employers, helping students prepare resumes, conducting practice interviews, establishing internship programs and tracking students’ placement success on a monthly basis. Based on information collected by us from graduating students and employers, we believe approximately 81% of our graduates in the U.S. in calendar year 2003 who were “available for placement,” as defined by accreditation standards, were placed in a job for which they were trained.

Create a Supportive and Friendly Learning Environment. We view our students as customers and seek to provide a supportive and convenient learning environment where student satisfaction is achieved. We offer a flexible schedule of classes, providing our students with the opportunity to attend classes throughout the day, as well as nights and weekends. Schools operate year-round, permitting students to complete their course of study quickly. We limit class sizes and focus the efforts of our faculty on teaching students rather than research. Personal interaction between students and faculty is encouraged and we offer several support programs, such as on-campus advising and tutoring, which are designed to help students successfully complete their course of study. We also maintain a toll-free student hotline to address and help resolve student concerns.

Focus on Attractive Markets. We design our educational programs to benefit from favorable demographic trends. Our diploma-granting colleges provide programs in healthcare, business, and technology related fields, allowing us to capitalize on the growth in job opportunities in these industries. Our degree-granting colleges, with their business focus, modern facilities and equipment, and excellent faculty, seek to provide students with specific knowledge and skills necessary to advance in business and industry. Our geographic strategy is to build a strong competitive position in attractive and growing local markets where we can take advantage of operating efficiencies and benefit from favorable demographic trends. We are well positioned, with 88 colleges in the U.S., including 18 schools in California and 14 schools in Florida, and 45 schools in Canada.

Centralize Key Functions. In order to capitalize on the experience of our senior management team and to encourage best practices, we have established a regional management organization consisting of local school administrators, regional vice presidents of operations and admissions, and division presidents, which are supported by centralized functions supervised by senior management at our corporate headquarters.

Local school administrators retain control of the day-to-day operations of their individual schools and receive appropriate financial incentives. Local school administrators are assisted by and receive oversight from regional vice presidents and division presidents and their respective support teams. The corporate management team controls key operational functions such as accounting, information technology, financial aid management, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, and purchasing, which we believe enables us to achieve significant operating efficiencies. For example, our corporate management team controls the advertising function and utilizes our information technology systems to analyze the effectiveness of our marketing efforts and to make timely and efficient decisions regarding the allocation of marketing resources to individual colleges.

Corporate Education Division.

Key elements of the operating strategy of our corporate education division are as follows:

Expand our learning consulting services. The expansion of our learning consulting services enables us to work with our clients to deliver measurable, business-linked training and more fully differentiate our programs within the industry.

Further develop our intellectual property. Our continuing efforts to develop superior intellectual property gives us the ability to be more proactive with our clients, while creating both margin and competitive advantages.

Improve our Business Model. We believe our focus as an outsourcing resource to our customer base, operational execution and a value added product mix will help us achieve meaningful improvement. This improvement will better enable us to adapt to the seasonal fluctuations in the corporate training market while producing much stronger results in growth markets.

Growth Strategy

We intend to achieve continued growth in revenues and profitability through a strategy of:

Enhance Growth at Existing Campuses.

Curriculum Expansion and Development. We have acquired, developed, and refined curricula based on market research and recommendations from our faculty, advisory board members and our curriculum development team. We believe considerable opportunities exist for curriculum adoption and we expect to continue to acquire and develop new curricula and selectively adopt existing curricula into both existing and new locations. In fiscal 2004, we successfully adopted 82 programs into existing U.S. schools and 65 programs into existing Canadian schools.

Integrated and Centralized Marketing Program. We have increased student enrollment by employing an integrated marketing program that utilizes an extensive direct response advertising campaign delivered through television, newspaper, direct mail and the Internet. A professional marketing staff at our headquarters coordinates marketing efforts with advertising agencies through an in-bound call center and our sophisticated leads tracking capability.

Facilities Enhancement and Expansion. We remodel, expand and relocate our existing colleges to ensure we have sufficient capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities. We expect to continue to systematically remodel, expand, and relocate selected colleges within their respective markets into larger, enhanced facilities. Since 2000, 19 colleges have been relocated and an additional 68 campuses have been either remodeled or enlarged. We believe modern attractive education environments enhance our students’ learning experience. During fiscal 2004, we remodeled, relocated, or expanded 35 colleges. As of June 30, 2004, the total square footage of our campuses was approximately 4,216,000 square feet.

Establish Additional Locations.

Since our initial public offering in February 1999, we have opened and integrated 28 branch campuses into our operations. Of the 28 branch campuses, 2 were opened in each of fiscal 1999 and fiscal 2000, 4 were opened in each of fiscal 2001 and fiscal 2002, 6 were opened in fiscal 2003 and 10 were opened in fiscal 2004. A key advantage of this strategy is that students attending new campuses branched from existing campuses have immediate access to federally funded student financial aid. We believe that opening new branch campuses will allow us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our extensive investment in curricula.

Make Strategic Acquisitions.

Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 133 campuses and 15 training centers operated as of June 30, 2004 (net of closures), 105 colleges and 15 training centers have been acquired and successfully integrated into our operations. During fiscal 2004, we acquired and integrated East Coast Aero Tech., LLC. (“ECAT”), Career Choices, Inc. (“Career”), and CDI Education Corporation (“CDI”), thereby adding 57 colleges and 15 training centers to the Corinthian family of colleges. To evaluate acquisition opportunities, we have established several criteria, such as demographics, curricula, geographic proximity to our existing campuses and selected rigorous financial measurements. Since our founding in 1995, we have closed or consolidated 9 campuses and training centers and during fiscal 2005, we expect to close an additional 10 CDI campuses in Canada.

Expand Distance Learning and Corporate Training.

We continue to expand our distance learning and corporate training initiatives.

Distance Learning. Online education, or education delivered via the Internet, has become an increasingly important component of the higher education market. We offer online learning to two categories of students: exclusively online students and students attending traditional classroom while supplementing their education with one or more online courses. During fiscal 2004, we experienced a significant increase in the number of students taking our online courses through the Internet. Our online learning increased by 58% to 43,046 course registrations in fiscal 2004. As of June 30, 2004, we offered 173 online courses through 27 campuses. All of the courses necessary to complete associate’s and bachelor’s degrees in legal assisting, business, accounting, and criminal justice are now available online. Additionally, we offer all the courses necessary to complete master’s degrees in business administration and criminal justice entirely online. We offer 10 accredited degrees to students enrolled in exclusively online studies. In fiscal 2005, we expect to continue to grow our online education by increasing the number of courses offered, adding to the number of campuses offering online courses, and expanding the type of degrees and programs offered online. Although the majority of our students participating in online learning also attend traditional classes at one of our degree-granting colleges, in fiscal 2002, we began enrolling exclusively online students through our Florida Metropolitan University (“FMU”) colleges and as of June 30, 2004, we had approximately 2,035 exclusively online students.

Corporate Training. We believe that as companies outsource their training initiatives, corporate and governmental training will be an attractive market and that our curricula meets the needs of a variety of employers. We believe the acquisition of CDI and its 15 training centers in Canada provides a platform to fuel future growth in corporate training in North America.

Programs of Study

Our diploma programs are intended to provide students with the requisite knowledge and job skills for entry-level positions in their chosen career. Our degree programs are primarily designed for career-oriented adults and to assist them in enhancing their skills. Our curriculum development team is responsible for maintaining high quality, market driven curricula. Our colleges also utilize advisory boards to help evaluate and improve the curriculum for each program offered. These advisory boards are required to meet at least twice a year and are comprised of local industry and business professionals. Advisory board members provide valuable insight regarding changes in programs and suggest new technologies and other factors that may enhance curriculum.

Among the diploma-granting colleges, the curricula principally includes medical assisting, dental assisting, information technology, medical administrative assisting, surgical technology, massage therapy, pharmacy technician, medical insurance billing and coding, aircraft frame and power plant maintenance technology, automotive and diesel technology, HVAC, and electronics and computer technology. The curriculum at our degree-granting colleges includes accounting, business administration, computer information technology, hospitality management, marketing, criminal justice, medical assisting, paralegal, court reporting, legal assisting, and film and video. Most programs lead to an associate’s degree, except at our FMU campuses, where most programs lead to a bachelor’s degree. Master’s degrees are also offered at FMU in business administration and criminal justice.

Diploma programs generally have a duration of 6-19 months, depending on the course of study. Associate’s degree programs have a duration of 18-24 months, bachelor’s degree programs have a duration of 36-48 months and master’s degree programs have a duration of 21 months. As of June 30, 2004, we had 21,966 (34%) students enrolled in associate’s programs, 3,084 students (5%) enrolled in bachelor’s programs, 1,049 students (1%) enrolled in master’s programs, and 38,711 students (60%) enrolled in diploma programs.

The following table reflects our schools, locations, principal curricula, institutional accrediting agency, expiration of the accreditation, and square footage as of June 30, 2004. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), automotive and diesel technology (AT) and other miscellaneous programs (OTH)(1).

U.S. Schools and Colleges	Primarily Degree/Diploma Granting	Principal Curricula	Accrediting Agency	Expiration of Accreditation	Square Footage
Ashmead College, Everett, WA	Diploma	HC	ACCET (6)	12/31/04	24,244
Ashmead College, Fife, WA	Diploma	HC	ACCET	12/31/04	15,993
Ashmead College, Tigard, OR	Diploma	HC	ACCET	12/31/04	20,646
Ashmead College, Seattle, WA	Diploma	HC	ACCET	12/31/04	33,240
Ashmead College, Vancouver, WA	Diploma	HC	ACCET	12/31/04	20,454
Blair College, Colorado Springs, CO	Degree	HC, B, IT, CJ, OTH	ACICS (7)	12/31/06	30,500
Bryman College, Alhambra, CA	Diploma	HC, B	ACCSCT (8)	08/01/04 (2)	42,222
Bryman College, Anaheim, CA	Diploma	HC	ACCSCT	04/01/07	28,940
Bryman College, Everett, WA	Diploma	HC	ACICS	12/31/06	9,500
Bryman College, Gardena, CA	Diploma	HC	ACCSCT	05/01/07	22,152
Bryman College, Hayward, CA	Diploma	HC, B	ACCSCT	10/01/06	20,000
Bryman College, Los Angeles, CA	Diploma	HC	ACCSCT	11/01/05	22,591
Bryman College, Lynnwood, WA	Diploma	HC	ACCSCT	06/01/04 (2)	24,843
Bryman College, New Orleans, LA	Diploma	HC	ACCSCT	11/01/06	19,939
Bryman College, Ontario, CA	Diploma	HC, B	ACCSCT	10/01/08	21,471
Bryman College, Port Orchard, WA	Diploma	HC	ACICS	12/31/06	27,684
Bryman College, Renton, WA	Diploma	HC	ACCSCT	05/01/07	41,760
Bryman College, Reseda, CA	Diploma	HC	ACCSCT	11/01/06	33,686
Bryman College, San Bernardino, CA	Diploma	HC, B	ACICS	12/31/05	24,158
Bryman College, San Francisco, CA	Diploma	HC	ACCSCT	05/01/07	30,691
Bryman College, San Jose, CA	Diploma	HC	ACCSCT	01/01/08	27,906
Bryman College, Tacoma, WA	Diploma	HC	ACICS	12/31/06	21,330
Bryman College, Torrance, CA	Diploma	HC	ACCSCT	05/04/04 (2)	7,399
Bryman College, West Los Angeles, CA	Diploma	HC, B, OTH	ACCSCT	05/01/04 (2)	31,340
Bryman College, Whittier, CA	Diploma	HC, B	ACCSCT	08/01/05	21,030
Bryman Institute, Brighton, MA	Diploma	HC	ACCSCT	11/01/06	26,022
Bryman Institute, Chelsea, MA	Diploma	HC	ACCSCT	04/05/06	30,527
Bryman Institute, Eagan, MN	Diploma	HC	ACCSCT	06/16/06	23,740
Duff’s Business Institute, Pittsburgh, PA	Degree	HC, B, IT, CJ	ACICS	12/31/04	39,090
Everest College, Phoenix, AZ	Degree	B, IT, CJ	NCA (9)	2008	28,251
Everest College, Rancho Cucamonga, CA	Degree	B, IT, CJ	ACICS	12/31/04	28,556
Everest College, Mid Cities, TX	Degree	B, IT, CJ	ACICS	12/31/04	21,500
Everest College, Dallas, TX	Degree	B, IT, CJ	ACICS	12/31/04	22,934

U.S. Schools and Colleges	Primarily Degree/Diploma Granting	Principal Curricula	Accrediting Agency	Expiration of Accreditation	Square Footage
FMU, Brandon, FL	Degree	HC, B, IT, CJ	ACICS	12/31/06	49,368
FMU, Pompano Beach, FL	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/09	53,140
FMU, Jacksonville, FL	Degree	HC, B, IT, CJ	ACICS	12/31/07	27,775
FMU, Lakeland, FL	Degree	HC, B, IT, CJ	ACICS	12/31/07	30,428
FMU, Melbourne, FL (4)	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/07	25,819
FMU, Orange Park-Jacksonville, FL	Degree	HC, B, CJ	ACICS	06/30/05	28,000
FMU, Orlando (North), FL	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/07	46,009
FMU, Orlando (South), FL	Degree	HC, B, IT, CJ	ACICS	12/31/07	59,927
FMU, Pinellas, FL	Degree	HC, B, IT, CJ	ACICS	12/31/07	33,848
FMU, Tampa, FL (4)	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/06	39,432
Georgia Medical Institute, Atlanta, GA	Diploma	HC	ABHES (10)	12/31/04	26,945
Georgia Medical Institute, Dekalb, GA	Diploma	HC, B	ACCSCT	08/01/05	18,000
Georgia Medical Institute, Jonesboro, GA	Diploma	HC	ABHES	12/31/04	35,695
Georgia Medical Institute, Marietta, GA	Diploma	HC	ABHES	12/31/04	24,959
Georgia Medical Institute, Norcross, GA	Diploma	HC	ACCSCT	03/01/05	19,397
Kee Business College, Chesapeake, VA	Diploma	HC, B	ACICS	12/31/04	26,920
Kee Business College, Newport News, VA	Diploma	HC, B	ACICS	12/31/04	16,215
Las Vegas College, Henderson, NV	Degree	B, CJ	ACICS	06/30/05	31,578
Las Vegas College, Las Vegas, NV	Degree	HC, B, IT, CJ	ACICS	12/31/04	36,070
Mountain West College, Salt Lake City, UT	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/04	24,200
National Institute of Technology, Austin, TX	Diploma	HC, B, IT	ACCSCT	11/07/04	51,933
National Institute of Technology, Cross Lanes, WV	Diploma	HC, B, IT	ACCSCT	11/01/06	26,750
National Institute of Technology, Dearborn, MI	Diploma	HC, IT	ACCSCT	03/01/08	22,129
National Institute of Technology, Detroit, MI	Diploma	HC	ACCSCT	01/01/06	23,676
National Institute of Technology, Houston (Greenspoint), TX	Diploma	HC, B	ACCSCT	02/07/07	23,648
National Institute of Technology, Houston (Bissonet), TX	Diploma	HC	ACCSCT	07/16/06	28,494
National Institute of Technology, Houston (Hobby), TX	Diploma	HC, B	ACCSCT	08/01/08	26,382
National Institute of Technology, Houston (Galleria), TX	Diploma	HC, B, IT	ACCSCT	11/01/05	20,585
National Institute of Technology, Long Beach, CA	Diploma	HC, B, IT, OTH	ACCSCT	07/01/08	42,712
National Institute of Technology, San Antonio, TX	Diploma	HC, B, IT	ACCSCT	08/01/06	60,245

U.S. Schools and Colleges	Primarily Degree/Diploma Granting	Principal Curricula	Accrediting Agency	Expiration of Accreditation	Square Footage
National Institute of Technology, Southfield, MI	Diploma	HC, B, IT	ACCSCT	02/01/08	32,473
National School of Technology, Ft. Lauderdale, FL	Degree	HC	ABHES	12/31/07	34,500
National School of Technology, N. Miami Beach, FL	Degree	HC	ABHES	12/31/07	33,058
National School of Technology, Hialeah, FL	Degree	HC	ABHES	12/31/07	24,576
National School of Technology, Kendall, FL	Degree	HC	ABHES	12/31/07	29,354
Olympia Career Training Institute, Grand Rapids, MI	Diploma	HC, IT	ABHES	12/31/05	27,470
Olympia Career Training Institute, Kalamazoo, MI	Diploma	HC	ABHES	12/31/05	17,616
Olympia College, Burr Ridge, IL	Diploma	HC	ACCSCT	10/15/04	20,000
Olympia College, Chicago, IL	Diploma	HC	ACCSCT	07/10/05	31,574
Olympia College, Merrillville, IN	Diploma	HC	ABHES	12/31/05	31,395
Olympia College, Skokie, IL	Diploma	HC	ACCSCT	01/01/05	36,066
Parks College, Aurora, CO	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/04	33,000
Parks College, Arlington, VA	Degree	B, IT, CJ	ACICS	12/31/04	16,619
Parks College, McLean, VA	Degree	HC, B, CJ, OTH	ACICS	10/31/05	28,677
Parks College, Thornton, CO (4)	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/04	28,000
Rochester Business Institute, Rochester, NY	Degree	B, IT, CJ	ACICS	12/31/06	39,424
Springfield College, Springfield, MO	Degree	HC, B, IT, CJ	ACICS	12/31/04	28,734
Western Business College, Vancouver, WA	Degree	HC, B, IT, CJ	ACICS	12/31/07	23,036
Western Business College, Portland, OR	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/07	35,479
Wyo-Tech, Boston, MA	Diploma	OTH	ACCSCT	07/01/07	131,591
Wyo-Tech, Blairsville, PA (5)	Degree	AT	ACCSCT	10/15/08	220,662
Wyo-Tech, Fremont, CA	Degree	AT, OTH	ACCSCT	11/01/04	96,463
Wyo-Tech, Laramie, WY	Degree	AT	ACCSCT	11/30/04	413,277
Wyo-Tech, Oakland, CA	Diploma	OTH	ACCSCT	02/12/06	32,471
Wyo-Tech, Sacramento, CA	Degree	AT	ACCSCT	01/01/06	79,780

Corporate Offices
Santa Ana, CA					127,289
Gulfport, MS					3,021
Tampa, FL					61,301
Washington, DC					2,362

Total Square Footage for U.S. Properties					3,543,886

Canadian Schools and Colleges	Degree/Diploma Granting	Principal Curricula	Accrediting Agency	Expiration of Accreditation	Square Footage
CDI, Abbotsford, British Columbia	Diploma	B			13,600
CDI, Barrie, Ontario	Diploma	HC			14,280
CDI, Belleville, Ontario (3)	Diploma	CJ			5,760
CDI, Bloor (Toronto South), Ontario	Diploma	OTH			14,626
CDI, Brampton, Ontario	Diploma	B			14,643
CDI, Burnaby, British Columbia	Diploma	B			8,676
CDI, Calgary (City Center), Alberta	Diploma	CJ			16,606
CDI, Calgary (North), Alberta	Diploma	B			9,910
CDI, Chatham, Ontario (3)	Diploma	CJ			3,241
CDI, Coquitlam, British Columbia (3)	Diploma	B			7,503
CDI, Edmonton (City Center), Alberta	Diploma	CJ			17,044
CDI, Edmonton (North), Alberta	Diploma	HC			10,918
CDI, Edmonton (West), Alberta (3)	Diploma	IT			10,000
CDI, Eglinton, Ontario	Diploma	OTH			24,990
CDI, Halifax, Nova Scotia (11)	Diploma	IT			8,000
CDI, Hamilton, Ontario	Diploma	HC			18,500
CDI, Hamilton (City Center), Ontario	Diploma	B			7,805
CDI, Heritage, Alberta (3)	Diploma	B			8,098
CDI, Kingston, Ontario (3)	Diploma	HC			6,000
CDI, Laval, Quebec	Diploma	HC			15,143
CDI, London, Ontario	Diploma	HC			11,420
CDI, Longueuil, Quebec (3)	Diploma	IT			8,209
CDI, Millgate, Alberta	Diploma	HC			8,907
CDI, Mississauga, Ontario	Diploma	IT			9,995
CDI, Mississauga, Ontario	Diploma	HC			20,860
CDI, Montreal, Quebec	Diploma	HC			45,144
CDI, Nepean, Ontario	Diploma	HC			11,381
CDI, Newmarket, Ontario	Diploma	HC			7,777
CDI, North York, Ontario	Diploma	OTH			17,983
CDI, Oshawa, Ontario (3)	Diploma	HC			8,006
CDI, Ottawa, Ontario (11)	Diploma	B			18,305
CDI, Ottawa (CCC), Ontario	Diploma	HC			15,062
CDI, Pointe Claire, Quebec (3)	Diploma	IT			4,609
CDI, Quebec City, Quebec	Diploma	HC			10,000
CDI, Regina, Saskatchewan (3)(11)	Diploma	IT			7,842
CDI, Saskatoon, Saskatchewan	Diploma	IT			7,280
CDI, Scarborough, Ontario	Diploma	B			17,555
CDI, Sudbury, Ontario	Diploma	B			11,651
CDI, Surrey, British Columbia	Diploma	B			13,123
CDI, Thunder Bay, Ontario	Diploma	HC			10,834
CDI, Vancouver, British Columbia	Diploma	IT			10,602
CDI, Victoria (Bay Centre), British Columbia	Diploma	HC			17,901
CDI, Victoria (Fort St.), British Columbia	Diploma	IT			10,586
CDI, Windsor, Ontario	Diploma	B			9,757
CDI, Winnipeg, Manitoba	Diploma	B			15,000

Corporate Education Training Centers:
CDI, Calgary, Alberta					10,790
CDI, Edmonton, Alberta					7,325
CDI, Ottawa, Ontario					4,549

Canadian Schools and Colleges	Degree/Diploma Granting	Principal Curricula	Accrediting Agency	Expiration of Accreditation	Square Footage
CDI, Mississauga, Ontario					6,237
CDI, Montreal, Quebec					8,904
CDI, North York, Ontario					10,000
CDI, Ottawa, Ontario					18,305
CDI, Quebec City, Quebec					2,775
CDI, Toronto, Ontario					20,171
CDI, Vancouver, British Columbia					10,698
CDI, Victoria, British Columbia					2,481
CDI, Winnipeg, Manitoba					5,007

Total Square Footage for Canadian Properties					672,374

Total Square Footage for All Properties					4,216,260

(1)	OTH means “Other” and includes programs such as hotel and restaurant management, travel and hospitality, and video/film production as well as other miscellaneous programs.
(2)	Pending re-accreditation approval.
(3)	CDI campus that is expected to close during fiscal 2005.
(4)	Indicates owned properties.
(5)	Leased portion is approximately 79,900 and owned portion is approximately 140,762.
(6)	Accrediting Council for Continuing Education and Training
(7)	Accrediting Council for Independent Colleges and Schools
(8)	Accrediting Commission of Career Schools and Colleges of Technology
(9)	North Central Association
(10)	Accrediting Bureau of Health Education Sciences
(11)	This location shared space with a corporate education training center.

We also operate 15 corporate education training centers in Canada (listed above) which provide a wide range of IT education and customized training services to experienced IT professionals employed by some of Canada’s largest companies and government departments.

Marketing and Recruitment

We employ a variety of methods to attract qualified applicants who will benefit from our programs and achieve success in their chosen careers. We believe prospective students are attracted to our schools due to their excellent reputations and the long operating histories of many of our schools within their respective communities. This value, along with the quality of the programs offered, has enabled us to generate significant new student enrollments from referrals. For the year ended June 30, 2004, approximately 28% of our new student enrollments in the U.S. and Canada came from referrals.

We also employ a variety of direct response advertising techniques to generate leads of potential applicants for our schools. Our advertising department generated more than 1.2 million leads in the U.S. and Canada in fiscal 2004 primarily through television, direct mail, newspaper, internet and yellow pages. The effectiveness of this advertising campaign is dependent upon timely and accurate lead tracking. To that end, we operate a call center for our U.S. campuses at our main office in California, as well as an outsourced overflow call center, and we have an outsourced call center in Canada for our Canadian operations. The call centers are staffed by a team of operators who receive incoming calls from prospective students attracted to our programs. These trained operators enter relevant data on each prospect into our management information system during the call and immediately transmit the information to the appropriate college. The college admissions representative promptly contacts the prospective student and begins the admissions process. Additionally, the call center places authorized out-bound calls and schedules meetings with prospective students and admissions representatives.

Our lead tracking capability allows us to identify leads generated by specific commercials and spot times. Our eight advertising agencies in the U.S. and Canada have access to our management information database and are provided with real time information on the effectiveness of individual commercials. The agencies consult with our advertising department to adjust schedules for advertisements depending on our needs and the effectiveness of the particular advertisements. Since more than 72% of our advertising budget is spent on television and newspaper advertisements, the availability of timely and accurate lead information is critical to the leads generation process. For the year ended June 30, 2004, approximately 34% of our new student enrollments were generated through television, newspaper and yellow pages advertising, 28% were generated through referrals, 18% were generated from the Internet, 6% were generated through direct mail, and 14% were generated through a variety of other methods.

Admissions

As of June 30, 2004, we employed approximately 819 admissions representatives in the U.S. and Canada who work directly with prospective students to facilitate the admissions process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct quarterly student satisfaction surveys at our campuses in the U.S. in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to training our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs, and conduct student surveys which helps us ensure compliance with both government regulations and our corporate policies.

One of our objectives in the admissions process is to identify students who have appropriate qualifications to succeed in our schools. Candidates for admission into most of our degree-granting colleges must have either a high school diploma or a GED and all prospective students must pass a standardized admissions test. In addition, most of our diploma-granting colleges in the U.S. accept non-high school graduates who can demonstrate an ability to benefit (“ATB students”) from the program by passing certain tests which are required by the U.S. Department of Education (“DOE”). We believe that ATB students can successfully complete many of our diploma programs and our colleges have demonstrated success in graduating and placing these students over the years. As of June 30, 2004, ATB students accounted for approximately 5.5% of total enrollments in our U.S. schools.

Placement

Our placement success is critical to our colleges’ reputations and their ability to continue to successfully recruit new students. We maintain a placement department at each college in the U.S. and, as of June 30, 2004, employed approximately 286 professionals in this capacity. Our placement staff work with students from the time they begin their courses of study until they are successfully placed in a job for which they are trained. Our placement departments are a key component of our success and we view them as essentially in-house employment agencies, assisting students with resumes, conducting practice interview sessions, and recruiting prospective employers for the colleges’ graduates.

The efforts we devote to place our graduates have achieved excellent results. Based on information collected by us from graduating students and employers, we believe approximately 81% of our graduates in the U.S. in calendar year 2003 who were “available for placement” were placed in a job for which they were trained. In accordance with accrediting standards, the term “available for placement” includes all graduates except those who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the U.S. after graduation.

We are in the process of staffing placement departments in many of our campuses in Canada to assist the graduates with obtaining employment.

Tuition

Typical tuition rates for our diploma programs in the U.S. and Canada range from $6,000 to $26,000, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $235 to $315 per undergraduate credit hour, depending upon the program of study. Tuition for graduate programs ranges from $390 to $415 per credit hour. On average, an undergraduate degree candidate can expect tuition of approximately $9,000 per academic year, while a master’s degree candidate can expect tuition of approximately $9,400 per academic year. In addition to tuition, students may be required to purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges. Our tuition ranges are competitive with similar institutions, but like many proprietary institutions, are somewhat higher than public institutions such as community colleges and state universities.

If a student fails to complete the period of enrollment (such as a quarter, trimester, semester, academic year, or program), the institution may be required to refund tuition previously collected to the originating or disbursing agency. Refunds are calculated in accordance with the applicable state, federal, provincial or institutional refund policies.

Campus Administration

We establish policy at our corporate office, implement these policies, and monitor the performance of our schools through the coordination of the executive vice president of operations, the division presidents, our regional vice presidents of operations, the regional vice presidents of admissions and their respective support staffs and through our internal audit department. The college presidents have the responsibility for the day-to-day operation of the schools. Each college in the U.S. employs the following management personnel which report to the college president:

•	an academic dean or education director;

•	an admissions director;

•	a placement director;

•	a finance director, and

•	a business manager (in many cases).

Our schools in Canada typically employ a smaller management team structure that will grow as each school expands capacity.

Corporate personnel manage several key functions, including accounting, information technology, financial aid management, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, and provide academic and instructional support for online learning. Among the principal oversight functions performed by corporate personnel (in cooperation with our division, region and college management) are the annual operating budget, strategic planning and forecasting processes. These processes establish goals for each college, assist in implementing strategies and establish performance expectations and corresponding incentives. Our senior management team monitors operating performance and profitability of each college using our sophisticated information systems and has established periodic communication with the college presidents to review key performance indicators such as lead flow, starts, student population, and other operating results to determine the proper course of action.

Faculty

The faculty members at our colleges are industry professionals and hold appropriate credentials in their respective disciplines. We choose faculty carefully and encourage them to pursue professional development activities. We believe the skill and dedication of our faculty have a significant impact on the placement and success of our students following their graduation. As of June 30, 2004, we employed 3,831 faculty in the U.S. and Canada, 1,814 of whom were full-time employees. Faculty represents approximately 43% of our employees.

Competition

The post-secondary education market in the U.S., consisting of approximately 6,600 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by our colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 2,500 private, for-profit colleges and schools. The post-secondary education market in Canada is, we believe, also highly fragmented. Typically, the tuition charged by public institutions is less than tuition we charge for comparable programs because public institutions receive state subsidies, donations and government research and other grants that are not available to our colleges. However, tuition at other private non-profit institutions is typically higher than the tuition charged at our colleges.

We compete in most markets with other private, for-profit institutions offering similar programs. The long operating history of many of our colleges, the qualifications of our faculty, our facilities, and our emphasis on student services and placement allows us to compete effectively. In addition, many of our colleges have been operating in their markets for many years, which has led to a substantial number of graduates who are working in the community and validate the quality of the colleges’ programs. For example, the Bryman Colleges have been well known in the healthcare education field in California for over 40 years, our Duff’s College in Pittsburg opened over 150 years ago, and our FMU Tampa campus has operated in Florida for over 100 years.

Facilities

Our corporate office is located in Santa Ana, California and our 133 campuses and 15 training centers, as of June 30, 2004, are located in 22 states and 7 Canadian provinces. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities led by a college president.

We actively monitor the capacity at our facilities and the expected future facilities capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2000 through fiscal 2004, approximately 13% of the campuses have been relocated and an additional 46% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended:

	2000	2001	2002	2003	2004
Opened
Acquired	5	9	3	4	72
Branched	2	4	4	6	10
Closed or combined	0	1	2	0	5
Total campuses/training centers at year end (1)	44	56	61	71	148
Relocated	2	3	6	3	5
Enlarged or remodeled	2	9	10	17	30

(1)	Includes 10 CDI campuses scheduled to close during fiscal 2005.

All but five of our facilities are leased. In addition, we lease our headquarters offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

Management and Employees

Our company is led by David G. Moore, Chairman of the Board and Chief Executive Officer. He is assisted by his senior management team of Dennis L. Devereux, Dennis N. Beal, Beth A. Wilson, Mary Hale Barry, Mark L. Pelesh, William B. Buchanan, Stan A. Mortensen and Paul T. Dimeo. Beyond the senior management level, our management structure includes presidents of our operating divisions, regional vice presidents of operations and regional vice presidents of admissions. As of June 30, 2004, we had approximately 8,954 employees in the U.S. and Canada, of whom approximately 3,423 were part-time and approximately 469 were employed at or assigned to our corporate headquarters and regional offices.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of September 3, 2004:

Name	Age	Position
David G. Moore	65	Chairman of the Board and Chief Executive Officer
Dennis L. Devereux	57	Executive Vice President, Administrative Services
Dennis N. Beal	53	Executive Vice President and Chief Financial Officer
Beth A. Wilson	52	Executive Vice President, Operations
Mary Hale Barry	55	Executive Vice President, Academic Affairs
Mark L. Pelesh	50	Executive Vice President, Legislative and Regulatory Affairs
William B. Buchanan	38	Executive Vice President, Marketing
Stan A. Mortensen	37	Senior Vice President, General Counsel and Corporate Secretary
Paul T. Dimeo	54	Senior Vice President, Real Estate

David G. Moore is one of the founders of our company and has served as our Chief Executive Officer, as well as a member of our board of directors, since our inception in July 1995. He was elected the Chairman of the Board in August of 2001. Immediately prior to forming our company, he was President of National Education Centers, Inc. (“NECI”), a subsidiary of National Education Corporation. From 1992 to 1994, Mr. Moore served as President of DeVry Institute of Technology in Los Angeles, where he developed DeVry’s West Coast growth strategy. From 1980 to 1992, he was employed by Mott Community College in Flint, Michigan, where he was President from 1984 to 1992. From 1960 to 1980, Mr. Moore served a distinguished career in the U.S. Army, retiring at the rank of Colonel. Mr. Moore received a Bachelor of Arts in Political Science from Seattle University and Master’s of Business Administration from the University of Puget Sound. He has also completed the Management of Higher Education Program at Harvard University, post graduate studies in Higher Education Management at the University of Michigan and graduate study and research in Computer Science at Kansas State University.

Dennis L. Devereux is one of the founders of our company and currently serves as Executive Vice President, Administrative Services, a title he has held since August 2001. Previously, he served as Vice President, Human Resources since our inception in July 1995 to April 1998, when he was promoted to Executive Vice President, Human Resources. He was employed by National Education Centers, Inc. as its Vice President, Human Resources from 1988 to 1995. From 1987 to 1988, he was Director, Human Resources for Jacobs Engineering Group, Inc. He was employed by American Diversified Companies, Inc. as its Director, Human Resources from 1985 to 1987. From 1973 to 1984, Mr. Devereux was employed by Bechtel Group, Inc. in a variety of human resources management positions, including Personnel Manager for a subsidiary company and Personnel Supervisor for a major construction site and within a large regional operation. Previously, he was employed in a compensation assignment with Frito-Lay, Inc. and as Personnel Manager with Anaconda Wire & Cable Company from 1969 to 1973. Mr. Devereux received a Bachelor of Science in Business Administration (Personnel Management) from California State University, Long Beach.

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

Beth A. Wilson has been employed by us since our inception in July 1995. She was promoted to Executive Vice President in July 2001. Previously, Ms. Wilson was Vice President of Operations from June 1998 to June 2001. Ms. Wilson was Regional Operations Director for Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by NECI from 1991 to 1995, initially as Executive Director of its Capital Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Ms. Wilson earned a Master’s of Business Administration from National University and a Bachelor of Arts degree from California State College, Sonoma.

Mary Hale Barry has served as our Executive Vice President of Academic Affairs since September 2003, and served as our Senior Vice President of Academic Affairs from July 2002 until August 2003. Prior to that time she served as our Vice President of Education from April 1998 through July 2002. She was previously employed by University of Phoenix, Southern California Campus, from 1992 through April 1996, where her assignments included Director of Academic Affairs and Director of Administration. She was the Regional Director of the Center for Professional Education, Western Region, from 1996 to 1998. Previously, Ms. Barry was employed in the banking industry as Senior Vice President of Marquette Banks, Director for Citibank, and Vice President of First National Bank of Chicago. Ms. Barry served as a Public Affairs Officer in the U.S. Marine Corps from 1971 to 1980, achieving the rank of Major. Ms. Barry earned a Bachelor of Science in Speech/Drama Education from Bowling Green State University, a Masters of Management from the Kellogg Graduate School of Management, Northwestern University and a Juris Doctorate from Western State University.

Mark L. Pelesh became our Executive Vice President for Legislative and Regulatory Affairs in September 2003. Mr. Pelesh also serves as the Chair of our Compliance Committee, which is composed of our General Counsel and all of our Executive Vice Presidents. Prior to joining our company, he was a partner in the firm of Drinker Biddle & Reath LLP in Washington, DC, where he was the head of the Education Law Group. His practice focused on federal and state laws and regulations and private accreditation requirements affecting postsecondary educational institutions. Prior to joining Drinker Biddle & Reath, Mr. Pelesh was a partner and associate in the firm of Cohn and Marks and an associate in the firm of Arnold & Porter, both of which are in Washington, DC. Mr. Pelesh received a Juris Doctorate degree from the Yale Law School in 1978 and a Bachelor of Arts degree with distinction and honors in History from Stanford University in 1975.

William B. Buchanan became our Executive Vice President of Marketing on July 15, 2004. During the past year, Mr. Buchanan was employed by Greenpoint Mortgage, where he directed all retail marketing, with responsibility for direct marketing, internet marketing, advertising and branch marketing. Prior to that, Mr. Buchanan was employed by Providian Financial Corporation from 1995 to 2002, where he progressed through several senior marketing roles, including Vice President of Platinum Marketing, Senior Vice President of New Account Business, and Executive Vice President of New Channel and Product Development. Mr. Buchanan received a Bachelor of Arts in Political Science from the University of California, Berkley.

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

Paul T. Dimeo joined our company as Senior Vice President, Real Estate on September 1, 2003. Prior to joining us, Mr. Dimeo was Senior Vice President of The Staubach Company, a national commercial brokerage firm specializing in tenant representation, from 1998 through 2003. Prior to joining The Staubach Company, Mr. Dimeo held several real estate positions within the IBM corporation, both in New York and California, for over 20-years. Mr. Dimeo earned his Bachelor of Science degree from the State University of New York (SUNY) at New Paltz, and received a Masters of Corporate Real Estate certificate from CORNET, an Industry Trade Organization.

GOVERNMENTAL REGULATIONS AND FINANCIAL AID

U.S. Regulations

Students attending our schools in the U.S. finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) and federal financial aid programs.

We estimate that during fiscal 2004 approximately 79.8% of our students in the U.S. received some federal Title IV financial aid. For fiscal 2004, approximately 81.0% of our revenues (on a cash basis) were derived from federal Title IV programs (as defined herein).

If any of our institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students in the U.S. obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs is to the students, who then apply those funds to the cost of their education. The receipt of funds from federal financial aid programs reduces the students’ amount due to the institution and does not impact revenue recognition.

In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the “HEA”), and the regulations issued thereunder by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA (the “Title IV Programs”). Under the HEA, regulatory authority is divided among each of the following components: (i) the federal government, which acts through the DOE; (ii) the accrediting agencies recognized by the DOE; and (iii) state higher education regulatory bodies. Among other things, the HEA and DOE regulations require our U.S. institutions to: (i) maintain a rate of default by its students on federally guaranteed loans that are below a specified rate; (ii) limit the proportion of its revenue (on a cash basis) derived from the Title IV Programs; (iii) comply with certain financial responsibility and administrative capability standards; (iv) prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or the award of financial aid; and (v) achieve prescribed completion and placement outcomes for short-term programs. The regulations, standards and policies of the regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations or standards could have material consequences for our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV Programs and costs of doing business.

The federally guaranteed loans referred to by us are authorized by the HEA and are guaranteed by an agency of the federal government. The guaranteed loans are neither guaranteed by us, nor can such guaranteed loans become our obligation. Accordingly, we do not record an obligation to repay any of the guaranteed loans that are not repaid by our former students and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federally guaranteed loans.

Rather, the DOE regulations require that we maintain a rate of default by our former students on federally guaranteed, or funded student loans, that is below a specified rate, and pertain solely to our eligibility to participate in federal student financial aid programs. If an institution fails to maintain a Cohort Default Rate of 25% or less for three consecutive years, the institution could lose eligibility to participate in federal financial aid programs and its students would lose access to the federally guaranteed student loan programs.

The DOE regulations define an institution as a main campus and its additional locations, if any. As defined by the DOE, each of our campuses in the U.S. is a separate institution with the following exceptions:

Main Campus	Additional Locations
Ashmead College, Seattle, WA	Ashmead College, Fife, WA Ashmead College, Vancouver, WA Ashmead College, Everett, WA Ashmead College, Tigard, OR
Blair College, Colorado Springs, CO	Parks College, McLean, VA
Bryman College, Alhambra, CA	Bryman Institute, Chelsea, MA Bryman Institute, Eagan, MN
Bryman College, Gardena, CA	GMI, Norcross, GA
Bryman College, Hayward, CA	Bryman College, New Orleans, LA
Bryman College, Port Orchard, WA	Bryman College, Everett, WA Bryman College, Tacoma, WA
Bryman College, Renton, WA	Bryman College, Lynnwood, WA
Bryman College, San Francisco, CA	Olympia College, Chicago, IL
FMU, Orlando (North), FL	FMU, Melbourne, FL FMU, Orlando (South), FL
FMU, Pinellas, FL	FMU, Lakeland, FL FMU, Jacksonville, FL
FMU, Tampa, FL	FMU, Brandon, FL FMU, Orange Park, FL
GMI, Atlanta, GA	GMI, Jonesboro, GA GMI, Marietta, GA
Kee Business College, Newport News, VA	Kee Business College, Chesapeake, VA
Las Vegas College, Las Vegas, NV	Las Vegas College, Henderson, NV
NIT, Cross Lanes, WV	GMI, Dekalb, GA
NIT, Long Beach, CA	Bryman College, West Los Angeles, CA Bryman College, Whittier, CA
NIT, San Antonio, TX	NIT, Houston, TX NIT, Houston (Greenspoint), TX NIT, Houston (Hobby), TX NIT, Houston (Bissonet), TX
NIT, Southfield, MI	NIT, Dearborn, MI NIT, Detroit, MI NIT, Austin, TX
NST, Kendall, FL	FMU, Ft. Lauderdale, FL
NST, North Miami Beach, FL	NST, Hialeah, FL
Olympia Career Training Institute, Grand Rapids, MI	Olympia Career Training Institute, Kalamazoo, MI Olympia College, Merrillville, IN

Main Campus	Additional Locations
Olympia College, Skokie, IL	Olympia College, Burr Ridge, IL
Parks College, Thornton, CO	Parks College, Aurora, CO Parks College, Arlington, VA
Rochester Business Institute, Rochester, NY	Everest College, Mid-Cities, TX
Springfield College, Springfield, MO	Everest College, Rancho Cucamonga, CA
Western Business College, Portland, OR	Western Business College, Vancouver, WA Everest College, Dallas, TX
Wyo-Tech, Fremont, CA	Wyo-Tech, Oakland, CA
Wyo-Tech, Laramie, WY	Wyo-Tech, Blairsville, PA Wyo-Tech, Sacramento, CA

Accreditation for U.S. Schools

Accreditation is a voluntary non-governmental process by which institutions submit themselves to qualitative review by an organization of peer institutions. There are three types of accrediting agencies: (i) national accrediting agencies, which accredit institutions without regard to geographical location; (ii) regional accrediting agencies, which accredit institutions within their geographic areas; and (iii) programmatic accrediting agencies, which accredit specific educational programs offered by institutions. Accrediting agencies primarily examine the academic quality of the instructional programs offered at the institution, including retention and placement rates. Accrediting agencies also review the administrative and financial operations of the institution to ensure that it has the academic and financial resources to achieve its educational mission. A grant of accreditation is generally viewed as certification that an institution and its programs meet generally accepted academic standards.

Pursuant to provisions of the HEA, the DOE relies on accrediting agencies to determine whether an institution and its educational programs are of sufficient quality to permit it to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions and requires accrediting agencies to submit to a periodic review by the DOE as a condition of their continued recognition. All of our colleges located within the U.S. are accredited by an accrediting agency recognized by the DOE. Thirty-two of our schools are accredited by the Accrediting Council for Independent Colleges and Schools, 40 schools are accredited by the Accrediting Commission of Career Schools and Colleges of Technology, 5 schools are accredited by the Accrediting Council for Continuing Education and Training, 10 schools are accredited by the Accrediting Bureau of Health Education Sciences and 1 school is accredited by North Central Association. Please see the section entitled “Programs of Study” in Item 1, “Business”, for additional information.

The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution’s operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEA, recognized accrediting agencies must conduct regular reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing a change of ownership must be reviewed by the appropriate accrediting agency. All of our colleges in the U.S. have been visited and reviewed by their respective accrediting agencies subsequent to the date of acquisition by us. Accrediting agencies also monitor institutions’ compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also place an institution on reporting status in order to monitor one or more specific areas of the institution’s performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution’s performance in specific areas. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. While on probation, show cause or reporting status, an institution may be required to seek permission from its accrediting agency to open and commence instruction at new locations. As of June 30, 2004, one of our 88 campuses in the U.S. was on retention reporting status with ACICS and 9 campuses were on retention reporting status with ACCSCT. We believe the corrective actions we have implemented to remediate the reporting status for student retention will over time remove the campuses from reporting status and such remediation costs will not have a material adverse impact on our operating results.

Federal Support for Post-Secondary Education in the U.S.

While many states support their public colleges and universities through direct state subsidies, the federal government provides a substantial part of its support for post-secondary education through grants and loans to students who can apply the funds received to pay for their educational costs at any institution certified by the DOE as eligible to participate in the federally funded student financial aid programs. Since 1972, Congress has expanded the scope of the HEA by, among other things, (i) providing that students attending proprietary institutions, such as our institutions, are eligible for assistance under the Title IV Programs, (ii) establishing a program for loans to parents of eligible students, (iii) opening the Title IV Programs to part-time students, and (iv) increasing maximum loan limits and in some cases eliminating the requirement that students demonstrate financial need to obtain federally guaranteed loans. The Federal Direct Loan Program (“FDL”) was also enacted, enabling students to obtain loans directly from the federal government rather than from commercial lenders.

Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 1998. Consequently, Congress is currently considering the reauthorization of the HEA, and is expected to conclude it in calendar 2005. Although it is unclear at this time what changes, if any, Congress may make to the HEA as a result of reauthorization, we believe that upon reauthorization, our institutions and students will continue to have access to Title IV funds. However, if substantial changes were made to HEA that adversely affected the terms and conditions of our schools’ participation in the Title IV programs as a result of reauthorization, it could have a material adverse impact on our operating results and cash flows.

Students at our U.S. institutions receive grants, loans and work opportunities to fund their education under several of the Title IV Programs, of which the two largest are the Federal Family Education Loan (“FFEL”) program and the Federal Pell Grant (“Pell”) program. Our institutions also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, and some of them participate in the Federal Perkins loan program and the Federal Work-Study (“FWS”) program.

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

Pell. Pell grants are the primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 2003-2004 award year, Pell grants ranged from $400 to $4,050 per year. Amounts received by students enrolled in our institutions in the 2003-2004 award year under the Pell program equaled approximately 22.7% of our net revenue (on a cash basis).

FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2003-2004 award year, our contribution was met by approximately $1.3 million in funds from our institutions, funds from state scholarships and grants, and funds from foundations and other charitable organizations. Amounts received by students in our institutions under the federal share (including the FSEOG match) of the FSEOG programs in the 2003-2004 award year equaled approximately 0.8% of our net revenue (on a cash basis).

FFEL and FDL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the William D. Ford Federal Direct Loan (“FDL”) program, students may obtain loans directly from the DOE rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in our institutions under the Stafford program in the 2003-2004 award year equaled approximately 48.7% of our net revenue (on a cash basis). PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Amounts received by students in our institutions under the PLUS program in the 2003-2004 award year equaled approximately 8.5% of our net revenue (on a cash basis).

Our schools and their students use a wide variety of lenders and guaranty agencies and have generally not experienced difficulties in identifying lenders and guaranty agencies willing to make federal student loans. Additionally, the HEA requires the establishment of “lenders of last resort” in every state to ensure that students at any institution that cannot identify such lenders will have access to the FFEL program loans. None of our colleges uses a lender of last resort.

Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each award year, with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate a financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2003-2004 award year, we collected approximately $2.8 million from our former students in repayment of Perkins loans. In the 2003-2004 award year, we had no required matching contribution. The Perkins loans disbursed to students in our institutions in the 2003-2004 award year equaled approximately 0.4% of our net revenue (on a cash basis).

FWS. Under the FWS program, federal funds are made available to pay up to 75% of the cost of compensation for part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. During the 2003-2004 award year, our institutions and other organizations provided matching contributions totaling approximately $563,000. At least 7% of an institution’s FWS allocation must be used to fund student employment in community service positions. FWS earnings are given directly to the student for their own discretionary use.

Federal Oversight of the Title IV Programs in the U.S.

The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led the U.S. Congress to require the

DOE to engage in a substantial level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to the DOE both an audit by an independent accounting firm of that institution’s compliance with the Title IV Program requirements, and audited financial statements. The DOE also conducts compliance reviews, which include on-site evaluations, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the DOE conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions’ compliance with Title IV Program requirements. As a result, each participating institution, including each of our U.S. institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs. In addition, the DOE periodically revises its regulations and changes its interpretation of existing laws and regulations.

Cohort Default Rates. A significant requirement imposed by Congress is a limitation on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an “excessive” rate (“Cohort Default Rates”). Many institutions, including all of our institutions within the U.S., have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their federally guaranteed loans in a timely manner. An institution’s Cohort Default Rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution that participates in both the FFEL and FDL programs receives a single “weighted average” Cohort Default Rate in place of an FFEL or FDL Cohort Default Rate. Any institution whose Cohort Default Rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be found by the DOE to lack administrative capability and, on that basis, placed on provisional certification status for up to three years. Provisional certification status does not limit an institution’s access to Title IV Program funds but does subject that institution to closer review by the DOE and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Any institution whose Cohort Default Rates equal or exceed 25% for three consecutive years may lose eligibility to participate in the FFEL or FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose Cohort Default Rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. The HEA also provides that institutions which become ineligible to participate in the Title IV Programs because of Cohort Default Rates in excess of the applicable levels would also become ineligible to participate in the Pell grant program. Since the calculation of Cohort Default Rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or servicers), as well as the DOE, the HEA provides a formal process for the review and appeal of the accuracy of Cohort Default Rates before the DOE takes any action against an institution based on such rates.

We proactively manage our students’ repayment obligations and have engaged a professional default management firm to assist us in managing the Cohort Default Rates at our U.S. institutions. We believe that professional default management services can continue to assist us in managing these Cohort Default Rates.

The following table sets forth the final Cohort Default Rates for our institutions in the U.S. for federal fiscal years 2000 and 2001, and draft rates for 2002:

Institution	2000	2001	2002 (2)
Ashmead College, Seattle, WA (Fife, Vancouver, and Everett, WA, and Tigard, OR) (1)	6.2%	7.3%	6.1%
Blair College, Colorado Springs, CO (Parks College, McLean, VA) (1)	18.7%	14.4%	12.5%
Bryman College, Alhambra, CA (Bryman Institute, Chelsea, MA and Eagan, MN) (1)	14.2%	12.0%	7.7%
Bryman College, Gardena, CA (GMI, Norcross, GA) (1)	17.6%	11.7%	9.8%
Bryman College, Los Angeles, CA	16.6%	10.1%	10.1%
Bryman College, Anaheim, CA	15.2%	6.7%	8.9%
Bryman College, San Francisco, CA (Olympia College, Chicago, IL) (1)	15.1%	13.2%	10.3%
Bryman College, San Jose, CA	12.9%	10.0%	8.7%
Bryman College, Hayward, CA (New Orleans, LA) (1)	16.8%	11.9%	12.8%
Bryman College, Renton, WA (Lynnwood, WA) (1)	12.5%	9.7%	10.3%
Bryman College, Reseda, CA	9.5%	7.7%	7.2%
Bryman College, Ontario, CA	7.6%	8.8%	10.6%
Bryman College, Torrance, CA	7.5%	6.6%	11.6%
Bryman College, Port Orchard, WA (Everett, and Tacoma, WA) (1)	9.8%	9.0%	11.2%
Bryman College, San Bernardino, CA	0%	2.7%	7.1%
Bryman Institute, Brighton, MA	9.9%	9.7%	14.7%
Duff’s Business Institute, Pittsburgh, PA	20.9%	21.2%	20.7%
Everest College, Phoenix, AZ	10.8%	8.5%	18.2%
FMU, Orlando (North), FL (Orlando South, and Melbourne, FL) (1)	10.7%	12.2%	10.0%
FMU, Pinellas, FL (Lakeland and Jacksonville, FL) (1)	11.4%	10.8%	11.2%
FMU, Pompano Beach, FL	14.5%	13.0%	9.3%
FMU, Tampa, FL (Brandon and Orange Park, FL) (1)	13.9%	12.9%	10.3%
GMI, Atlanta, GA (Jonesboro and Marietta, GA) (1)	15.8%	18.5%	15.4%
Kee Business College, Newport News, VA (Chesapeake, VA) (1)	9.1%	10.8%	11.6%
Las Vegas College, Las Vegas, NV (Henderson, NV) (1)	13.1%	17.6%	16.3%
Mountain West College, Salt Lake City, UT	9.6%	15.6%	15.8%
National School of Technology, North Miami Beach, FL (Hialeah, FL) (1)	11.4%	15.2%	11.7%
National School of Technology, Kendall, FL (Ft. Lauderdale, FL) (1)	11.3%	14.2%	7.8%
NIT, Cross Lanes, WV (GMI, Dekalb, GA) (1)	10.1%	13.2%	10.6%
NIT, Long Beach, CA (Bryman College, West Los Angeles and Whittier, CA) (1)	14.9%	15.8%	13.4%
NIT, San Antonio, TX (Bissonet, Houston, Greenspoint, and Hobby, TX) (1)	12.1%	14.3%	14.9%
NIT, Southfield, MI (Dearborn and Detroit, MI, and Austin, TX) (1)	17.5%	15.1%	8.7%
Olympia College, Skokie, IL (Burr Ridge, IL) (1)	14.6%	8.9%	8.9%
Olympia Career Training Institute, Grand Rapids, MI, (Kalamazoo, MI, and Olympia College, Merrillville, IN) (1)	11.7%	8.5%	9.2%
Parks College, Thornton, CO (Aurora, CO, and Arlington, VA) (1)	17.3%	15.7%	13.8%
Rochester Business Institute, Rochester, NY (Everest College, Mid Cities, TX) (1)	17.0%	16.3%	12.2%
Springfield College, Springfield, MO (Everest College, Rancho Cucamonga, CA) (1)	18.4%	17.1%	15.1%
Western Business College, Portland, OR (Vancouver, WA, and Everest College, Dallas, TX) (1)	14.1%	9.0%	14.0%
Wyo-Tech, Boston, MA	14.0%	10.2%	15.8%
Wyo-Tech, Fremont, CA (Oakland, CA) (1)	16.9%	13.3%	13.1%
Wyo-Tech, Laramie, WY (Sacramento, CA and Blairsville, PA) (1)	4.8%	5.5%	4.5%

Consolidated Average Cohort Default Rate	13.0%	12.4%	11.3%

(1)	Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.
(2)	Rates are based on the draft Cohort Default Rates issued on February 17, 2004.

In addition, if an institution’s Cohort Default Rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Twelve of our institutions have Perkins program Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 2002 federal award year, the most recent year for which such rates have been calculated. During fiscal 2002, Perkins loans amounted to approximately 0.4% of our total revenues (on a cash basis). The Perkins program Cohort Default Rates for these institutions ranged from 6.1% to 22.4%. Default rates in excess of 15% could result in provisional certification status. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

In addition to the efforts of our outside professional default management firm, each of our colleges has adopted an internal student loan default management plan. Those plans emphasize to students the importance of meeting loan repayment requirements and provide for extensive loan counseling, along with methods to increase student persistence and completion rates and graduate employment (placement) rates. Immediately upon a student’s cessation of enrollment, the professional default management firm initiates regular contact with the student, maintains regular contact throughout the grace period, and continues this activity through the entire cohort period. The colleges continue to work with the default management firm to maintain accurate and up-to-date information on address changes, marital status changes, or changes in circumstance that may allow the student to apply for deferments. These activities are all in addition to the loan servicing and collection activities of FFEL lenders and guarantee agencies.

Regulatory Scrutiny. The HEA provides for a three-part initiative, generally referred to as the Triad, to provide regulatory scrutiny of post-secondary education institutions. The first part of the Triad consists of accrediting agencies which review and accredit our campuses. Their examinations pertain to such areas as student achievement, curriculum, faculty, facilities, equipment, admissions, financial responsibility and timeliness of student refunds. The Triad provisions also require each accrediting agency recognized by the DOE to undergo comprehensive periodic reviews by the DOE to ascertain whether such accrediting agency is adhering to required standards.

The second part of the Triad involves the standards to be applied by the DOE in evaluating the financial responsibility and administrative capability of institutions participating in the Title IV Programs. In addition, the Triad mandates that the DOE periodically review the eligibility and certification to participate in the Title IV Programs of every such eligible institution. By law, all institutions are required to undergo a recertification review at least every six years, although the DOE may recertify an institution for a shorter time period. Under these standards, each of our institutions is evaluated by the DOE on a routine basis. A denial of recertification would preclude an institution from continuing to participate in the Title IV Programs.

The third part of the Triad involves approvals by state education agencies with jurisdiction over educational institutions. State requirements are important to an institution’s eligibility to participate in the Title IV Programs since an institution must be licensed or otherwise authorized to operate in the state in which it offers education or training services in order to be certified as eligible. The level of regulatory oversight varies substantially from state to state. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states, to award degrees or diplomas, or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the DOE. We believe that each of our campuses is in substantial compliance with state authorizing and licensure laws.

Compliance with Regulatory Standards and Effect of Regulatory Violations. Our schools are subject to audits and program compliance reviews by various external agencies, including the DOE, state authorizing agencies, student loan guaranty agencies and accrediting agencies. The HEA and its implementing regulations also require that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm. The resulting audit report must be submitted to the DOE for review. If the DOE or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or the DOE’s regulations, that institution could be required to repay such funds, and could be assessed an administrative fine. The DOE could also subject the institution to a heightened level of monitoring, under which the institution’s federal funding requests would be more carefully reviewed by the DOE, or the DOE could transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which an institution must document the students’ eligibility for Title IV Program funds before receiving such funds from the DOE. Violations of Title IV Program requirements could also subject us or our schools to other civil and criminal penalties.

In December 2003, the DOE’s western regional staff conducted a program review at our Bryman San Jose, California college to examine the fiscal administration and organizational operations relating to Title IV HEA programs and the school’s policies and procedures regarding administration of federal student aid. During the review, the DOE said it found violations in how the college administered federal student aid programs. As a result, this individual institution was placed on the reimbursement system of receiving Title IV program funds. We received the DOE’s program review report in June 2004. We are in the process of formally responding to the program review report and expect to deliver our response to the DOE by mid-December, 2004.

Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by the DOE to limit, suspend, or terminate the participation of the affected institution in the Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no proceeding pending to fine any of our institutions or to limit, suspend, or terminate any of our institutions’ participation in the Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Any such action that substantially limited our schools’ participation in the Title IV Programs could have a material adverse effect on our business, results of operations or cash flows, or financial condition.

Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the DOE’s recertification process and also annually as each institution submits its audited financial statements to the DOE. As part of the evaluation of an institution’s financial responsibility, the DOE calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio, and a net income ratio. Each ratio is scored separately and then combined to determine the institution’s financial responsibility. If an institution’s composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but above a designated threshold level (the “Zone,” which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of the DOE. If an institution’s composite score falls below the minimum threshold level of 1.0 or is in the Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of the DOE.

For fiscal 2004, our calculations reflect that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.8 to 3.0. Also, our company, on a consolidated basis, meets the requirements with the composite score of 2.07.

An institution that is determined by the DOE not to have met the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may do so by posting a surety either in an amount equal to 50% (or greater, as the DOE may require) of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as the DOE may require) of such prior year’s funds if the institution also agrees to provisional certification and to transfer to the reimbursement or cash monitoring system of payment for its Title IV Program funds. The DOE has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the DOE.

Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution that has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, we currently have outstanding letters of credit relating to these programs in the aggregate amount of approximately $3.6 million. There can be no assurance that, upon review by the DOE, that we will not be required to post additional letters of credit in favor of the DOE on behalf of the affected colleges.

Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control, including all of the institutions that we have acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution’s access to Title IV Program funds. All of our schools have been provisionally certified following their acquisition by us. As of June 30, 2004, nine of our acquired schools are on provisional certification due to their change in ownership.

The HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, as long as such additional location satisfies all other applicable Title IV Program participation eligibility requirements. Our expansion plans are based, in part, on our ability to acquire schools that can be recertified and to open additional locations as branch campuses of existing institutions.

Generally, if an institution is eligible to participate in the Title IV Programs and adds an educational program after it has been designated as an eligible institution, the institution must apply to the DOE to have the additional program designated as eligible. However, an institution is not obligated to obtain DOE approval of an additional program that leads to an associate’s, bachelor’s or master’s degree or which prepares students for gainful employment in the same or related recognized occupation through an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Furthermore, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that at least 70% of all students who enroll in such programs complete them within a prescribed time and at least 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of our colleges offer such short-term programs in compliance with DOE regulations. Students enrolled in such programs represent a small percentage of the total enrollment at our colleges. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs without the DOE’s express approval, the institution would likely be required to repay the Title IV Program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our campuses also have requirements that may, in certain instances, limit our ability to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the “ability to benefit” from the program of study. Forty-five of our colleges admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student’s achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. In addition to the testing requirements, the DOE regulations also prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution. None of our colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2004, ATB students represented approximately 5.5% of our total student population.

The “90/10 Rule” Under a provision of the HEA commonly referred to as the “90/10 Rule,” a private, for-profit institution, such as each of our institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue for the prior fiscal year was derived from the Title IV Programs. Any institution that violates the 90/10 Rule immediately becomes ineligible to participate in the Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. Since this requirement took effect, each of our U.S. institutions has met this requirement in each fiscal year. We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, we evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the 90/10 Rule.

Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity for programs eligible for Title IV Program funds. The DOE published new regulations, which took effect in July 2003, to attempt to clarify this so-called “incentive compensation” prohibition. The new regulations identify 12 compensation arrangements that the DOE has determined are not in violation of the incentive compensation prohibition, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The DOE’s new regulations do not establish clear criteria for compliance in all circumstances, and the DOE has announced that it will no longer review and approve individual schools’ compensation plans. Nonetheless, we believe that our current compensation plans are in compliance with HEA standards and the DOE’s new regulations, although we cannot provide assurance that the DOE will not find deficiencies in our compensation plans.

Return of Title IV Funds. In 1998, amendments to the HEA changed substantially the refund requirements when a recipient of Title IV funds withdraws from an institution. We believe our Title IV refund calculations are in compliance with current regulations.

Canadian Regulations

Students attending our schools in Canada finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) and provincial financial aid programs.

The schools operated by our CDI-PS division are subject to extensive regulations in the provinces in which they operate. We believe these schools currently hold the necessary registrations, approvals and permits and meet the eligibility requirements to participate in governmental financial aid programs in their respective provinces. If these schools cannot continue to meet eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our Canadian business, results of operations or financial condition.

Licensing/Registration. Our ability to provide private-for-profit post-secondary education and grant diplomas to graduates in Canada is regulated by provincial governments. In each of the seven provinces (the “Regulating Provinces”) in which we operate, the provincial ministry of education or ministry of training is responsible for registering or licensing and regulating private-for-profit educational institutions. The applicable private vocational schools (“PVS”)/ private career college (“PCC”) legislation in each of the Regulating Provinces stipulates that an education provider, such as our Canadian division, CDI, must register or license each of its diploma granting programs as well as each of its campuses with the requisite ministry. Typical requirements for obtaining this licensed or registered status include the financial viability of the campus, the “integrity and honesty” of the applicant’s officers and directors, and the reasonable expectation that the course of study offered by the applicant (the PVS or PCC) will provide the skills requisite for employment in the vocation in which it is being trained. Licenses or registrations must be renewed by the PVS/PCC annually, except in Saskatchewan and Quebec which provide for multiple year renewal periods. Each Regulating Province has the statutory power to deny, refuse to renew, suspend or revoke a license or registration where the PVS/PCC is in breach of a term or condition of the registration found in the applicable statute. We believe all of our Canadian campuses and each of the diploma programs offered in Canada are licensed or registered in their respective Regulating Province. As of June 30, 2004, both the Ontario and British Columbia regulations are under review by their respective provincial governments. We anticipate that the review and subsequent revisions to the respective legislations will be completed in British Columbia by late fall 2004, and in Ontario within calendar 2005.

Government-Sponsored Financial Aid. Financial aid programs are offered to our Canadian students by the Canadian federal government and the governments of the Regulating Provinces. The federal government’s financial aid program operates uniformly across Canada, except in Quebec, as the Canada Student Loan program (“CSL”). Each Regulating Province operates its own provincial financial aid program for students and administers these loans in conjunction with the administration of the CSL loans granted to students studying within the province. In order for students enrolled in a program of study at a private-for-profit educational institution to be eligible for public financial aid, the private-for-profit educational institution, as well as the specific program of study, must be licensed or registered in good standing under the applicable PVS/PCC legislation in the applicable Regulating Province. In addition, each Regulating Province typically requires that to be “financial aid eligible”, the specific program must be at the post-secondary level, be taught on a full-time basis, have a duration of not less than a specific number of weeks (generally 12 weeks) and lead to a diploma or certificate conferred upon the student at the completion of the program. The Regulating Provinces also typically require that the private-for-profit educational institution maintain specific admissions requirements for entrance into eligible programs and retain specific documentation on each student receiving public financial aid. Each of the diploma-granting programs offered by CDI campuses across Canada are eligible for students to apply for federal and provincial aid.

Financial aid programs provide students with access to funds during their study period, based on a needs test. The loans are provided through the National Student Loan Center for the program. The funds are loaned interest-free to the student during the study period and this interest-free period generally continues for a six-month period after graduation. After the interest-free period has concluded, the student must begin repayments of the loan with interest. During the student’s interest-free period, interest is paid by the federal and/or provincial governments to the National Student Loan Center. Recently, government spending on the repayment of defaulted student loans has become a sensitive political issue. Several of the governments in the Regulating Provinces have, or are in the process of, reforming their student financial aid regimes to address this concern. The Ontario government has an initiative to reduce the number of loan defaults in that province. In addition to several other facets of this initiative, the Ministry of Training, Colleges and Universities (the “Ministry”) has adopted a policy whereby they will only guarantee defaulted student loans to a certain capped amount, beyond which the applicable PCC is responsible for guaranteeing repayment. For the 2004/05 default cohort year, we have eight Ontario locations that were required to issue a promissory note and/or collateral due to the default sharing program. Should the default rate in 2007 be below threshold (25%), no payment will be required.

Since 1995, the British Columbia provincial government has taken an approach to student loan defaults that focuses on quality of the education by introducing an accreditation program. A private-for-profit education institution can apply to become accredited if it meets a list of predetermined criteria. Eligibility for accreditation is determined by an external panel and regular inspections. CDI was one of the first institutions in British Columbia to become accredited. Beginning in 2000, access to provincial student aid was restricted to accredited institutions.

RISKS RELATED TO OUR BUSINESS

Risks Related To Extensive Regulation Of Our Business

If we fail to follow extensive regulatory requirements for our business, we could suffer severe fines and penalties, including loss of access to federal student loans and grants for our students.

We derive a majority of our revenues on a cash basis from federal student financial aid programs. To participate in such programs an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the DOE, and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies that, among other things, requires us to:

•	undertake steps to assure that the students at each of our schools do not default on payments to third party lenders for funded student loans, when the loans are federally guaranteed, at a rate of 25% or more for three consecutive years;

•	limit the percentage of revenues (on a cash basis) derived at each of our institutions from federal student financial aid programs to less than 90%;

•	adhere to financial responsibility and administrative capability standards;

•	prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or awarding financial aid;

•	achieve stringent completion and placement outcomes for short-term programs; and

•	make timely refunds of tuition when a student withdraws from one of our institutions.

These regulations also affect our ability to acquire or open additional schools or change our corporate structure. These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements.

If one or more of our schools were to violate any of these regulatory requirements, we could suffer fines, penalties or other censure, including the loss of our ability to participate in federal student financial aid programs at those schools, any of which could have a material adverse effect on our business. We cannot predict how all of these requirements will be applied, or whether we will be able to comply with all of the requirements in the future. Some of the most significant regulatory requirements and risks that apply to our schools are described in the following paragraphs.

The U.S. Congress may change the law or reduce funding for federal student financial aid programs, which could harm our business.

Congress regularly reviews and revises the laws governing the federal student financial aid programs and annually determines the funding level for each of these programs. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could harm our business. Legislative action may also increase our administrative costs and burdens and require us to modify our practices in order for our schools to comply fully with applicable requirements, which could have a material adverse effect on our business.

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

The effect of these refund policies is to generally reduce the amount of federal loans and grant funds available to students who withdraw from school before finishing their programs. Consequently, the amount of money owed directly by the students to the schools could increase and, to the extent the students fail to pay the amounts owed, our bad debt expense would increase. We have implemented procedures designed to mitigate the adverse impact of these federal refund policies. The procedures, however, may be insufficient to entirely mitigate any adverse effect on bad debt expense. Any significant increase in bad debt expense could have a material adverse effect on our business.

If we do not meet specific financial responsibility ratios and tests established by the DOE, our U.S. schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the DOE calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution’s financial responsibility. If an institution’s score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2004, our calculations show that all of our schools exceed this requirement on an individual basis and are eligible to participate in the federal student financial aid programs, with composite scores ranging from 1.8 to 3.0. On a consolidated basis, we also exceed this requirement with the composite score of 2.07. We cannot assure you that we and our institutions will continue to satisfy the numeric standards in the future.

Our schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

A proprietary institution loses its eligibility to participate in the federal student financial aid programs for a period of one year if it derives more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violates this rule immediately becomes ineligible to participate in federal student financial aid programs and is ineligible to reapply to regain its eligibility until the following fiscal year. Based on our calculations, none of our institutions received more than 90% of its revenues, on a cash basis, in fiscal 2004, with our highest institution receiving 86.5% of its revenues, on a cash basis, from federal student financial aid programs. On a consolidated basis, we received 81.0% of our revenues, on a cash basis, from federal student financial aid programs in fiscal 2004. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

Our schools may lose eligibility to participate in federal student financial aid programs if their current and former students’ loan default rates on federally guaranteed student loans made by third parties are too high.

An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federally guaranteed student loans funded by third parties equal or exceed 25% per year for three consecutive years. For federal fiscal year 2001, the last year for which final rates have been published, default rates for our institutions range from a low of 2.7% to a high of 21.2%. We review all annually published Cohort Default Rates and appeal the rates we believe are inaccurate. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

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

Additionally, if regulators do not approve transactions involving a change of control of our company or any schools that we acquire, we may lose our ability to participate in federal student financial aid programs. If we or any of our institutions experience a change of control under the standards of applicable state agencies or accrediting agencies or the DOE, we or the affected institutions must seek the approval of the relevant agencies. Some of these transactions or events, such as a significant acquisition or disposition of our common stock, may be beyond our control. The adverse regulatory effect of a change of ownership resulting in a change of control could also discourage bids for our outstanding shares of common stock at a premium and could have an adverse effect on the market price of our common stock.

If the U.S. Congress fails to reauthorize the HEA, or substantially reduces access to federal student financial aid programs by our students, our business would be harmed.

Congress is currently reviewing the reauthorization of HEA, which provides for federal student financial aid programs. Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 1998. Approximately 81.0% of our revenues (on a cash basis) are derived from federal student financial aid programs. It is unclear what changes, if any, Congress may make to the HEA as a result of reauthorization. As in previous reauthorizations, we believe that following reauthorization of HEA our students will have access to federal student financial aid programs. However, any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our business. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

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

During fiscal year 2005, current accreditation for 20 of our U.S. schools will expire and these schools will be subject to reaccreditation reviews. If one or more of these schools fails to be reaccredited, our business could be harmed.

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

Regulatory agencies or third parties may commence investigations, bring claims or institute litigation against us.

Because we operate in a highly regulated industry, we may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions or other censure that could have a materially adverse effect on our business. Even if we adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues, which could harm our business. In particular, the securities litigation currently pending against us and certain of our current and former officers and directors could demand significant management time and financial resources to defend and could adversely effect our business. Adverse publicity regarding litigation against us could also negatively effect our business.

Failure to comply with extensive Canadian regulations could affect the ability of our Canadian schools to participate in Canadian financial aid programs.

Our post-secondary schools in Canada derive a significant percentage of their revenue on a cash basis from Canadian governmental financial aid programs. Depending on their province of residence, our Canadian students may receive loans under various student financial aid programs.

Our Canadian schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations and requirements. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our business.

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

We have grown rapidly since we formed our company in 1995. Our rapid growth, now or in the future, could place a strain on our management, operations, employees or resources. We cannot assure our stockholders that we will be able to maintain or accelerate our current growth rate, effectively manage our existing operations or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, including the expenses associated with such growth, our business could be materially adversely affected.

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

Continued growth through acquisitions may also subject us to unanticipated business or regulatory uncertainties or liabilities. When we acquire an existing school, we typically allocate a significant portion of the purchase price to fixed assets, curriculum, goodwill and intangibles, such as covenants not-to-compete, trade names and accreditations. For our acquisitions through fiscal 2002, we have amortized goodwill and trade names over a period of 40 years and curricula over 3 to 15 years. Effective July 1, 2002, we adopted SFAS No. 142, “Accounting for Business Combinations, Goodwill and Other Intangible Assets,” in its entirety. Under SFAS 142, goodwill is no longer amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on an annual basis. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school’s participation in federal student financial aid programs until it obtains the DOE’s approval. If we fail to successfully manage our acquisitions, our business would likely suffer.

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

We depend on key personnel, including David G. Moore, Dennis L. Devereux, Dennis N. Beal, Beth A. Wilson, Mary Hale Barry, Mark L. Pelesh, William B. Buchanan, Stan A. Mortensen, and Paul T. Dimeo, to effectively operate our business. If any of these people left our company and we failed to effectively manage a transition to new people, our business could suffer.

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

We face litigation that could have a material adverse effect on our business, financial condition and results of operations.

We and some of our current and former directors and executive officers have been named as defendants in private securities class action lawsuits. Since July 8, 2004, numerous putative class action lawsuits have been filed against us in the United States District Court for the Central District of California, alleging that we made certain material misrepresentations and failed to disclose certain material facts about our condition and prospects. Although we believe these lawsuits are without merit, we cannot predict their outcome. Additionally, in the ordinary conduct of our business, we and our schools are subject to various other lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operation. We could also incur substantial legal costs, and management’s attention and resources could be diverted from our business. Please see Item 3, “Legal Proceedings”, for more detailed information on these litigation risks.

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

The post-secondary education market is highly competitive. Our schools compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer on-line learning programs. Some public and private colleges and universities, as well as other private career-oriented schools, may offer programs similar to those of our schools. Although tuition at private non-profit institutions is, on average, higher than tuition at our schools, some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than us.

Failure to obtain additional capital in the future could reduce our ability to grow.

We believe that funds from operations, cash, investments and access to approximately $174 million of our $235 million amended credit agreement as of June 30, 2004 that expires in August 2006 will be adequate to fund our currently identified plans. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and the sellers’ willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

If natural disasters, terrorist attacks, public transit strikes or economic downturns occur in specific geographic areas where we have a high concentration of schools, our business could be harmed.

We have large numbers of schools concentrated in certain geographic areas. For instance, we have a high concentration of schools in California, Florida, Texas, Georgia, Michigan, the Province of Ontario and other states, provinces and cities. We expect to continue to have high concentrations of schools in large metropolitan areas as we create new branch campuses and acquire new schools. These geographic concentrations may change or intensify over time. If natural disasters, terrorist attacks, public transit strikes, economic developments or other adverse events occur or are more intensively felt in some of these concentrated geographic areas, our business and results of operations could be disproportionately affected compared to the rest of the United States and Canada.

ITEM 2. PROPERTIES

Our corporate office is located in Santa Ana, California and our 133 campuses and 15 training centers, as of June 30, 2004, are located in 22 states and 7 Canadian provinces. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity of our facilities and the expected future capacity of our facilities required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling at existing facilities. From the beginning of fiscal 2000 through fiscal 2004, approximately 13% of the campuses have been relocated and an additional 46% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled in each of the last five fiscal years ended:

	2000	2001	2002	2003	2004
Opened
Acquired	5	9	3	4	72
Branched	2	4	4	6	10
Closed or combined	0	1	2	0	5
Total campuses/training centers at year end (1)	44	56	61	71	148
Relocated	2	3	6	3	5
Enlarged or remodeled	2	9	10	17	30

(1)	Includes 10 CDI campuses scheduled to close during fiscal 2005.

All but five of our facilities are leased. In addition, we lease our headquarters offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

Square footage of our schools and colleges varies significantly based upon the type of programs offered and the market being served. Please see the section entitled “Programs of Study” in Item 1, “Business”, for square footage by location.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary conduct of the business, we and our colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations or financial condition.

One of the legal actions currently pending against us is a putative class action complaint entitled Montoya v. Corinthian Schools, Inc., et al., first reported in our Report on Form 10-K/A for the fiscal year ended June 30, 2003. The plaintiff, a former instructor with our Bryman College campus in Alhambra, California, alleges that she and other instructors employed by our Corinthian Schools, Inc. subsidiary in the State of California for the previous four years were improperly classified as exempt from California’s overtime compensation laws. Plaintiff states causes of action under California wage orders, California’s Labor Code, and California’s Business and Professions Code. Plaintiff seeks certification as a class, monetary damages in unspecified amounts, penalties, interest, attorneys’ fees, exemplary damages, and injunctive relief. We believe our classification of employees for overtime purposes has been consistent with applicable law and that the plaintiff’s claims are without merit. We intend to vigorously defend ourselves in this matter.

On March 8, 2004, we were served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, we were served with another putative class action complaint entitled Jennifer Baker et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. The named plaintiffs in these lawsuits are current and former students in our Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) and that FMU credits are not transferable to other institutions. Plaintiffs seek certification of the lawsuits as a class action and recovery of compensatory damages and attorneys’ fees under Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. We believe the complaints are entirely without merit and will vigorously defend ourselves, Rhodes

Colleges, Inc., and FMU against these allegations. We have filed motions to compel arbitration in all three cases, and the court has granted our motion in the Satz case. The motions in the other two cases are pending. Additionally, due to improper activities by Plaintiff Satz and by his attorney, Peter Price, we have filed a complaint in arbitration against Satz before the American Arbitration Association alleging breach of contract and seeking declaration relief and have filed a lawsuit against Price captioned Corinthian Colleges, Inc., Rhodes Colleges, Inc., and Florida Metropolitan University, Inc., v. Peter N. Price, in Orange County California Superior Court, alleging defamation, tortious interference with contractual and economic relationships, and tortious interference with prospective contractual and economic relationships. The case against Price was dismissed by the Orange County Superior Court following Price’s motion to strike the complaint based on California’s Anti-SLAPP statute. We are appealing that ruling.

Since July 8, 2004, various putative class action lawsuits have been filed in the United States District Court for the Central District of California by certain alleged purchasers of our common stock against us and certain of our current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. The cases purportedly are brought on behalf of all persons who acquired shares of our common stock during a specified class period from August 27, 2003 through either June 23, 2004 or July 30, 2004, depending on the complaint. The complaints allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the SEC, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class period, causing the respective plaintiffs to purchase our common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. We believe the complaints are without merit and intend to vigorously defend our company and our current and former executive officers against them.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni and our company as a nominal defendant. Each individual defendant is one of our current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations code, essentially based on the same allegations of conduct complained of in the foregoing securities class action complaints. We believe the complaints are without merit and intend to vigorously defend our directors and current and former executive officers against them.

On July 21, 2004, our representatives voluntarily met with personnel from the California Attorney General’s office and provided them with information they had requested regarding three previously settled lawsuits. Although it had not been requested, our representatives also provided the Attorney General’s office with additional materials regarding our policies and programs designed to ensure student satisfaction and comply with regulatory requirements.

We have satisfactorily resolved two matters previously reported as having been filed against us: Aldape et al. v. Corinthian Schools, Inc. and Estrada v. Corinthian Schools, Inc., et al.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

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

Issuer Purchases of Equity Securities

Neither our company nor any “affiliated purchaser” has made any purchases of our securities by or on our behalf.

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market System under the symbol “COCO.” The approximate number of holders of record of our common stock as of September 3, 2004 was 44 and we believe the number of beneficial owners to be in excess of 43,600. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

On September 3, 2004 the closing price per share of common stock was $14.90 and the range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2002, 2003 and 2004 is as follows after giving effect to the two-for-one stock splits effected in the form of stock dividends in December 2000, May 2002, and March 2004:

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:

2002:
First Quarter	$13.21	$6.29
Second Quarter	10.22	7.75
Third Quarter	12.64	9.54
Fourth Quarter	16.94	12.41

2003:
First Quarter	$18.92	$11.93
Second Quarter	20.48	16.10
Third Quarter	20.72	16.65
Fourth Quarter	24.94	19.39

2004:
First Quarter	$30.19	$24.50
Second Quarter	33.13	25.91
Third Quarter	33.01	28.25
Fourth Quarter	35.81	22.51

2005:
First Quarter (through September 3, 2004)	$24.61	$10.29

Securities Authorized for Issuance Under Equity Compensation Plans as of June 30, 2004.

As of June 30, 2004, our equity compensation plans consisted of the 1998 Performance Award Plan, the 2003 Performance Award Plan and the Employee Stock Purchase Plan all of which have been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,360,000	$15.84	6,014,000

Equity compensation plans not approved by security holders	0	0	0

Total	8,360,000	$15.84	6,014,000

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data and the balance sheet data set forth below as of and for each of the 5 years ended June 30, 2000, 2001, 2002, 2003 and 2004 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended June 30,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues (1)	$170,734	$244,163	$338,146	$517,293	$804,283

Operating expenses:
Educational services	92,757	131,501	175,088	251,366	419,280
General and administrative	16,346	19,562	29,614	49,770	65,136
Marketing and advertising	37,225	52,349	70,741	106,478	178,213
Impairment, facility closing, and severance charges	—	—	—	—	6,364

Total operating expenses	146,328	203,412	275,443	407,614	668,993

Income from operations	24,406	40,751	62,703	109,679	135,290
Interest (income)	(2,071)	(2,363)	(1,763)	(1,259)	(1,362)
Interest expense	390	285	225	1,602	3,204
Other (income) expense	(175)	—	(662)	(13)	160

Income before provision for income taxes	26,262	42,829	64,903	109,349	133,288
Provision for income taxes	10,840	17,098	25,955	43,412	51,649

Net income	$15,422	$25,731	$38,948	$65,937	$81,639

Income per common share (2) :
Basic	$0.19	$0.31	$0.46	$0.76	$0.92

Diluted	$0.18	$0.30	$0.44	$0.72	$0.87

Weighted average number of common shares outstanding:
Basic	82,772	84,128	85,384	86,930	89,209

Diluted	83,396	86,924	89,388	92,056	94,014

	Years Ended June 30,
	2000	2001	2002	2003	2004
	(Dollars In thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$23,582	$21,532	$62,638	$79,259	$114,062
Investing activities	(19,362)	(17,395)	(44,288)	(92,470)	(163,618)
Financing activities	(1,121)	10,715	2,673	8,351	60,344
Capital expenditures	$4,182	$12,545	$19,003	$30,764	$64,711
Number of colleges/training centers at end of period (3)	44	56	61	71	148
Student population at end of period	19,464	25,626	34,221	43,229	64,810
Starts during the period (4)	24,660	33,252	43,427	56,787	88,254

Balance Sheet Data:
Cash, cash equivalents and restricted cash (5)	$4,896	$19,748	$41,028	$35,911	$46,709
Marketable securities	24,107	9,699	25,706	3,897	—
Working capital	29,069	39,722	60,064	42,038	62,094
Total assets	95,233	138,636	207,806	329,398	552,993
Long-term debt, net of current maturities	2,230	2,138	1,515	1,384	46,366
Long-term capital leases, net of current portion	—	—	—	12,586	12,406
Total stockholders’ equity	$69,003	$105,563	$151,054	$234,341	$357,955

(1)	Represents student tuition and fees and bookstore sales, net of refunds.
(2)	All share and per share amounts have been restated to reflect two-for-one stock splits effected in the form of stock dividends in December 2000, May 2002, and March 2004.
(3)	The number of colleges/training centers at the end of fiscal 2004 includes 10 campuses in Canada scheduled to close during fiscal 2005.
(4)	Represents the new students starting school during the periods presented.
(5)	Includes approximately (in thousands) $10, $10, $267, $10, and $10 of restricted cash at June 30, 2000, 2001, 2002, 2003 and 2004, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

Background and Overview

As of June 30, 2004, we operated 133 colleges, including 10 campuses in Canada scheduled to close during fiscal 2005, and 15 training centers, with more than 64,800 students, in 22 states and 7 Canadian provinces. During the fiscal year ended June 30, 2004, our company had net revenues of $804.3 million. Our revenues consist principally of student tuition, enrollment fees and bookstore sales, and are presented as net revenues after adjustments for refunds related to students who do not complete their courses. We recognize revenues pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program.

Net revenues increased 55.5% to $804.3 million in 2004 from $517.3 million in 2003. The increase was largely the result of a 49.9% increase in student population and a 3.3% increase in average tuition rate per student during the period. Tuition revenues, which represented 93.1% of fiscal 2004 total net revenues, fluctuate with the aggregate enrolled student population and the average program or credit hour charge. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts typically occur several times per month in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional “mini-start” in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level (diploma, associate’s, bachelor’s or master’s degree) and the specific curriculum.

The majority of students at our colleges rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. In fiscal 2004, approximately 81.0% of our net revenues, on a cash basis, were derived from federal student financial aid programs.

We categorize our expenses as educational services, general and administrative, and marketing and advertising. Educational services expenses primarily consist of those costs incurred to deliver and administer the education programs at the colleges, including faculty and college administration compensation; education materials and supplies; college facility rent and other occupancy costs; bad debt expense; bookstore and classroom expenses, depreciation and amortization of college property and equipment; and default management expenses and financial aid processing costs.

General and administrative expenses consist principally of those costs incurred at the corporate and regional level in support of college operations, except for marketing and advertising related costs. Included in general and administrative expenses are costs relating to executive management, corporate staff and regional operations management compensation; rent and other occupancy costs for corporate headquarters; depreciation and amortization of corporate property and equipment and certain intangibles; and other expenses incurred at corporate headquarters. Additionally, all bonus and other incentive compensation expenses are included in general and administrative expenses.

Marketing and advertising expenses include compensation for college admissions staff, regional admissions personnel, compensation expenses for marketing and advertising management, and all direct advertising and production costs. We expense advertising costs as incurred.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2004 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, goodwill and intangible assets, deferred taxes, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. Revenues consist primarily of tuition and fees derived from courses taught in our colleges, schools, and training centers. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as this amount is expected to be earned within the next year. Revenue is recognized for CDI-CE division using the percentage of completion method for long duration service contracts and as services are provided for short duration programs.

Students attending our post-secondary institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs) or (ii) “courses” leading to an associate, bachelor or master degree. Costs of “programs” or credit hours for “courses” are clearly identified in our enrollment agreements. At the start of each student’s respective “program” or “course” of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or course. We recognize revenue from tuition and fees on a straight-line basis over the relevant period attended by the student of the applicable course or program of study. If a student withdraws from an institution, we cease the recognition of revenue and the paid but unearned portion of the student tuition is refunded. Additionally, to ensure the delivery of education has occurred, either attendance is taken or academic events are conducted at appropriate intervals to ensure that the student is completing his or her respective field of study within the acceptable time period.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts.

Many of our students in the U.S. participate in federally guaranteed student loan programs. The federally guaranteed student loans are authorized by the Higher Education Act (“HEA”) of 1965 and are guaranteed by an agency of the federal government, not us. The guaranteed loans are neither guaranteed by us, nor can the student guaranteed loans become an obligation of the ours. Accordingly, we do not record an obligation to repay any of the guaranteed loans that are not repaid by our former students and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federally guaranteed student loans.

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

Goodwill and Intangible Assets. We have significant goodwill and intangible assets. We have adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and do not amortize goodwill and indefinite-lived intangibles, including accreditation. We assign values to other intangible assets, such as curriculum, trade names and accreditation. The determination of the values of goodwill and other intangible assets and related estimated useful lives and whether or not these assets are impaired involves significant judgments. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact the reported values of intangible assets which could result in future reductions to earnings and require adjustments to asset balances.

Deferred Taxes. We currently have deferred income tax assets which are subject to periodic recoverability assessments. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income offset by deferred income tax liabilities. We evaluate the realizability of our deferred income tax assets annually.

Stock-based Compensation. We account for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options issued to employees and SFAS No. 148, “Accounting for Stock-based Compensation Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income. All stock options, stock appreciation rights or other common stock-based securities granted are accounted for under fixed accounting and have an exercise price equal to the market value of the underlying common stock on the date of grant.

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

From July 1, 1996 through October 17, 1996, we acquired a total of 20 colleges in 3 separate transactions for a purchase price of $24.2 million in cash.

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

On November 1, 2000, we acquired substantially all of the assets of Computer Training Academy, Inc. which operated two colleges in northern California, for approximately $6.1 million in cash. We closed one campus in April 2002 and combined the second campus with another campus in close proximity in June 2004.

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

On July 1, 2002, we acquired all of the outstanding stock of Wyo-Tech Acquisition Corporation, which operated two colleges in Laramie, Wyoming and Blairsville, Pennsylvania. The cash purchase price was $84.4 million and was funded through cash on hand and approximately $43 million provided from our credit facility.

On January 2, 2003, we acquired substantially all of the assets of Learning Tree University, Inc. and LTU Extension, Inc., which operated two training centers in southern California, for approximately $5.3 million in cash of which $2.0 million was deferred subject to achieving certain operating performance criteria. We closed the two LTU training centers in May 2004.

On August 1, 2003, we acquired all of the outstanding stock of Career Choices, Inc., which operated 10 campuses in California, Washington and Oregon, for approximately $56.3 million, financed through a combination of available cash and borrowings from our credit facility. We combined one of the campuses in Washington with other campuses in close proximity in June 2004.

On August 6, 2003, we acquired substantially all of the assets of East Coast Aero Tech, LLC, which operated one campus in Massachusetts, for approximately $3.2 million plus or minus certain balance sheet adjustments, financed through a combination of available cash and borrowings from our credit facility.

On August 19, 2003, we acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) through a tender offer to acquire all of the outstanding shares of common stock. As of October 7, 2003, we had acquired all shares of CDI for approximately $42.1 million and the assumption of approximately $10 million of debt and other liabilities. We funded the acquisition with available cash and borrowings from our credit facility. CDI operated 45 post-secondary colleges and 15 corporate training centers throughout Canada. In October 2003, we completed the acquisition of CMA Careers, Inc. located in Kitchener, Ontario, Canada. The intent to acquire this campus by CDI had been agreed to prior to our acquisition of CDI. We combined one of the CDI campuses with another campus in close proximity in April 2004. Subsequent to year ended June 30, 2004, we announced the expected closing of 10 campuses during fiscal 2005.

Effective August 4, 2004, subsequent to year end, we acquired substantially all of the assets of AMI International Training Center (“AMI”) for approximately $11 million, plus the assumption of certain liabilities of approximately $0.5 million. We funded the acquisition with available cash. AMI operates one campus in Daytona Beach, Florida that offers accredited diploma programs to prepare students for jobs as motorcycle, marine, and personal watercraft technicians. AMI’s specialized motorcycle technician and dealership management programs prepare students for positions with well-known dealerships such as BMW, Harley-Davidson, Ducati, Honda, Kawasaki, Suzuki, Triumph, and Yamaha. AMI had approximately 210 students as of July 30, 2004.

Results of Operations

Comparisons of results of operations between fiscal year ended June 30, 2004, and fiscal years ended June 30, 2003 and 2002, are difficult due to the opening of 10 branch campuses and the acquisition of 57 campuses and 15 training centers in fiscal 2004, the opening of 6 branch campuses and the acquisition of 2 campuses and 2 training centers in fiscal 2003, and the opening of 4 branch campuses and the acquisition of 3 campuses in fiscal 2002.

The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,
	2002	2003	2004
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	51.8	48.6	52.1
General and administrative	8.8	9.6	8.1
Marketing and advertising	20.9	20.6	22.2
Impairment, facility closing, and severance charges	—	—	0.8

Total operating expenses	81.5	78.8	83.2

Income from operations	18.5	21.2	16.8
Interest (income)	(0.5)	(0.2)	(0.2)
Interest expense	—	0.3	0.4
Other (income) expense	(0.2)	—	—

Income before provision for income taxes	19.2	21.1	16.6
Provision for income taxes	7.7	8.4	6.4

Net income	11.5%	12.7%	10.2%

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Net Revenues. Net revenues increased $287.0 million, or 55.5%, from $517.3 million in fiscal 2003 to $804.3 million in fiscal 2004 due primarily to a 49.9% increase in total student population and a 3.3% increase in the average tuition rate per student. At June 30, 2004, student population was 64,810, compared with 43,229 at June 30, 2003. Revenues in same schools increased 24.3% for the fiscal year 2004 and reflects a 15.1% increase in same school student population and a 6.2% increase in the average tuition rate per student in same schools. We define same schools as those colleges, schools and training centers that have been owned and operated by us for four full quarters. Core growth in revenues increased 28.5% for the fiscal year 2004. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools and training centers acquired within the last four quarters. Same school student starts increased 16.6% as of June 30, 2004 when compared to the prior year. Net revenues also increased as a result of opening 10 branch campuses and acquiring 57 campuses and 15 training centers during fiscal 2004. As of June 30, 2004, we operated 133 colleges and 15 training centers compared to 69 colleges and 2 training centers as of June 30, 2003.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 48.6% of revenues in fiscal 2003 to 52.1% of revenues in fiscal 2004. The increase, as a percent of revenues, was due primarily to higher educational services expenses in the campuses we acquired in fiscal 2004 as well as in the 35 campuses, that were relocated, remodeled, or enlarged during the year. Educational services expenses increased $167.9 million, or 66.8%, from $251.4 million in fiscal 2003 to $419.3 million in fiscal 2004. The increase in educational services expenses was due primarily to additional wages, bookstore and classroom expenses, rents, and occupancy expenses relating to the 57 acquired campuses, 15 acquired training centers and 10 new branch campuses opened as well as our 35 expansions, relocations or remodels since June 30, 2003. Bad debt expense in fiscal 2004 amounted to $30.7 million and 3.8% of net revenues, compared to $19.9 million or 3.8% of net revenues in fiscal 2003. Additionally, during fiscal 2004, 147 new programs were adopted into existing schools, including 82 program adoptions into our campuses in the U.S. and 65 program adoptions into our campuses in Canada. During fiscal 2003, we adopted 50 programs into existing schools.

General and Administrative. General and administrative expenses include incentive bonuses and corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses decreased from 9.6% of net revenues in fiscal 2003 to 8.1% of net revenues in fiscal 2004. The decrease as a percent of revenues was due primarily to a reduction in expense related to the performance based bonus. We accrue bonuses throughout the year based upon the annual expected operating results of our company as compared to pre-determined operating results targets. The shortfall in operating results caused a reduction, and in some cases, an elimination of annual bonus payouts. General and administrative expenses increased $15.4 million, or 30.9%, from $49.8 million in fiscal 2003 to $65.1 million in fiscal 2004. The increase was primarily due to additional headquarters staff required to support the 55.5% increase in revenues, 49.9% increase in student population and to support the 57 acquired campuses, 15 acquired training centers and 10 new branch campus openings since June 30, 2003.

Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expenses increased from 20.6% of net revenues in fiscal 2003 to 22.2% of net revenues in fiscal 2004 primarily due to increased advertising at the acquired campuses, the new branch campuses, the 35 campuses that were relocated, remodeled, or enlarged, as well as to support the 147 programs adopted by our campuses. In addition, we incurred additional advertising expenses to attract students to our FMU campuses and offset the impact of the negative press arising from the previously disclosed lawsuit filed against us in Florida. Marketing and advertising expenses increased $71.7 million, or 67.4%, from $106.5 million in fiscal 2003 to $178.2 million in fiscal 2004. The increase resulted in a 55.4% increase in total student starts and a 16.6% increase in same school starts during fiscal 2004. The increase was due to additional staffing and increased volume of advertising required to support the 57 acquired campuses, 15 acquired training centers and 10 new branch campus openings since June 30, 2003.

Impairment, Facility Closing and Severance Charges. As a result of the decision to close two LTU campuses, we reviewed the long-lived assets and goodwill of LTU for possible impairment in accordance with SFAS 142 and SFAS 144. Based on the results of the review, we recognized an impairment and facility closing charge of $5.5 million. We also recorded a severance charge of approximately $900,000. The charges included $2.8 million of goodwill and intangible asset impairment, $389,000 of fixed asset write-offs and $3.2 million of severance, lease, and other costs. The fair value of the remaining goodwill was based on our estimate of discounted future cash flows.

Income From Operations. Income from operations increased 23.4% from $109.7 million in fiscal 2003 to $135.3 million in fiscal 2004. As a percentage of net revenues, income from operations decreased from 21.2% of net revenues in fiscal 2003 to 16.8% of net revenues in fiscal 2004. The decrease in income from operations, as a percent of revenues, relates primarily to the charge for the closure of two LTU campuses and the lower operating margins reported for the acquisitions completed in August 2003. A decrease in operating margins was also reflected in the campuses operated at the beginning of fiscal 2004.

Interest (Income) Expense, net. Interest expense (net of interest income of $1.4 million) amounted to $1.8 million in fiscal 2004 compared to interest expense (net of interest income of $1.3 million) of $0.3 million in fiscal 2003. The increase in net interest expense from the prior year is primarily due to an increase in interest expense related to capital lease obligations and debt incurred to acquire Career Choices, ECAT and CDI in August 2003.

Provision for Income Taxes. The effective income tax rate was 38.7% of income before income taxes in fiscal 2004 compared to 39.7% of income before income taxes in fiscal 2003. The reduction in the effective rate was due to a shift in the mix of taxable income towards states with lower tax rates.

Net Income. Net income increased $15.7 million from $65.9 million in fiscal 2003 to $81.6 million in fiscal 2004. As a percentage of net revenues, net income decreased from 12.7% of net revenues in fiscal 2003 to 10.2% of net revenues in fiscal 2004.

Income per Share. Diluted earnings per common share for fiscal 2004 increased 20.8% to $0.87 per diluted common share and reflects the LTU impairment, facility closing and severance charge of approximately $0.04 per diluted common share compared to $0.72 per diluted common share for fiscal 2003. On February 18, 2004, we authorized a two-for-one stock split of our common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information have been retroactively restated to reflect the stock split. The weighted average number of diluted shares outstanding was 94.0 million in fiscal 2004 and 92.1 million in fiscal 2003.

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Net Revenues. Net revenues increased $179.1 million, or 53%, from $338.1 million in fiscal 2002 to $517.3 million in fiscal 2003 due primarily to a 26.3% increase in total student population, a 17.3% increase in same school population and an 11.8% increase in the average earning rate per student. At June 30, 2003, student population was 43,229, compared with 34,221 at June 30, 2002. Revenues in same schools increased 29.1% for the fiscal year 2003. We define same schools as those colleges, schools and training centers that have been owned and operated by us for four full quarters. Core growth in revenues increased 32.8% for the fiscal year 2003. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools and training centers acquired within the last four quarters. Same school student population increased 17.3% as of June 30, 2003 when compared to the prior year. Net revenues also increased as a result of opening six branch campuses and acquiring two additional campuses and two training centers during fiscal 2003. As of June 30, 2003, we operated 69 colleges and 2 training centers compared to 61 colleges as of June 30, 2002.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, occupancy and supplies expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses decreased from 51.8% of revenues in fiscal 2002 to 48.6% of revenues in fiscal 2003. Educational services expenses increased $76.3 million, or 43.6%, from $175.1 million in fiscal 2002 to $251.4 million in fiscal 2003. The increase was due primarily to additional expenses required to support the 26.3% increase in student population, wage increases for employees, increases in bookstore expenses and classroom materials, increase in facility rents, increase in outside services, additional depreciation expense, and expenses relating to the two acquired campuses, two acquired training centers and six new branch campuses opened since June 30, 2002. Bad debt expense decreased to 3.8% of net revenues or $19.9 million in fiscal 2003 as compared to $18.5 million, or 5.5% of net revenues in fiscal 2002. Additionally, 50 new programs were adopted into existing schools during fiscal 2003, compared to 44 program adoptions in fiscal 2002 and 75 program adoptions were adopted in fiscal 2001.

General and Administrative. General and administrative expenses include incentive bonuses and corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses increased from 8.8% of net revenues in fiscal 2002 to 9.6% of net revenues in fiscal 2003. General and administrative expenses increased $20.2 million, or 68.1%, from $29.6 million in fiscal 2002 to $49.8 million in fiscal 2003. The increase was primarily a result of additional incentive bonuses earned as a result of improved operating results, additional headquarters staff required to support the 53% increase in revenues and 26.3% increase in student population, wage increases for employees, increase in insurance expense and occupancy costs, expenses incurred to support the increase in the number of our campuses and increases in outside services, which include accounting, legal and consulting expenses.

Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expenses decreased from 20.9% of net revenues in fiscal 2002 to 20.6% of net revenues in fiscal 2003. Marketing and advertising expenses increased $35.8 million, or 50.5%, from $70.7 million in fiscal 2002 to $106.5 million in fiscal 2003. The increase resulted in 30.8% increase in total student starts and 14.9% increase in same school starts, as well as increased advertising required to support the two campuses and two training centers acquired in fiscal 2003 and the six new branch campuses opened since June 30, 2002.

Income From Operations. As a percentage of net revenues, income from operations increased from 18.5% of net revenues for fiscal 2002 to 21.2% of net revenues for fiscal 2003. Income from operations in fiscal 2003 increased 75% to $109.7 million, compared to $62.7 million in fiscal 2002.

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

Net Income. As a percentage of net revenues, net income increased from 11.5% in fiscal 2002 to 12.7% of net revenues for fiscal 2003. Net income for fiscal 2003 increased 69.3% to $65.9 million compared to net income of $38.9 million for fiscal 2002.

Income per Share. Diluted earnings per common share for fiscal 2003 increased 63.6% to $0.72 per diluted common share compared to $0.44 per diluted common share for fiscal 2002. The weighted average number of diluted shares outstanding was 92.1 million in fiscal 2003 and 89.4 million in fiscal 2002.

Seasonality and Other Factors Affecting Quarterly Results

Our revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges, schools and training centers have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new branch openings, new program adoptions and increased enrollments from recent high school graduates. The operating results for any quarter are not necessarily indicative of the results for any future period. See the footnote entitled “Quarterly Financial Summary (Unaudited)” of the Consolidated Financial Statements included elsewhere herein.

Liquidity and Capital Resources

On August 15, 2003, we amended our credit facility, and increased it to $235 million, of which $185 million is a domestic facility and $50 million is a Canadian facility. The amended credit agreement expires in August 2006. The amended credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $25 million for domestic letters of credit and $10 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate, plus a margin of 0% to 0.25% depending on our consolidated leverage ratio as defined in the agreement. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, DOE financial responsibility composite score ratio, and limitations on long-term student notes receivable. As of June 30, 2004, we were in compliance with all of the covenants. As of June 30, 2004, the credit facility had borrowings outstanding of $45.0 million and approximately $24.3 million was used to support performance bonds and standby letters of credit. The amended credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Average daily borrowings outstanding amounted to approximately $39.2 in fiscal 2004 and $5.9 million in fiscal 2003. There were no borrowings in fiscal 2002.

Working capital amounted to $62.1 million as of June 30, 2004 and $42.0 million as of June 30, 2003 and the current ratio was 1.6:1 for both years. During the first quarter of fiscal 2004, we completed the acquisitions of East Coast Aero Tech, Career Choices, and CDI. The combined cash purchase price of the three acquisitions was approximately $102.8 million, net of cash acquired, and was funded with cash on hand and borrowings of approximately $50 million from the credit facility. During the first quarter of fiscal 2003, we acquired Wyo-Tech for approximately $84.4 million and funded the acquisition by using approximately $41.4 million in cash and borrowing $43.0 million from the credit facility.

Cash flows provided by operating activities amounted to $114.1 million in fiscal 2004 compared to $79.3 million in fiscal 2003 and $62.6 million in fiscal 2002. The increase in cash provided by operating activities in fiscal 2004, compared to fiscal 2003, was primarily due to increased earnings and the tax benefit of stock options exercised, partially offset by an increase in receivables and prepaid assets.

Cash flows used in investing activities amounted to $163.6 million in fiscal 2004, $92.5 million in fiscal 2003 and $44.3 million in fiscal 2002. The change in cash used in investing activities was due primarily to the acquisition of colleges, increased capital expenditures, net of proceeds from asset dispositions and from the sale of marketable securities. During fiscal 2004, we completed the acquisitions of East Coast Aero Tech and its one campus, Career Choices and its 10 campuses, and CDI and its 45 campuses and 15 training centers. The combined cash purchase price of the three acquisitions was approximately $102.8 million, net of cash acquired, and was funded with cash on hand and borrowings of approximately $50.0 million from the credit facility. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $118.6 million and was allocated to goodwill and other intangible assets. During fiscal 2003, we completed the acquisition of Wyo-Tech and its two campuses for a purchase price of approximately $84.4 million. We also completed the acquisition of LTU and its two training centers located in Southern California for the purchase price of approximately $3.3 million in cash with an additional $2.0 million due if certain performance criteria were met over the next two years. The amount paid in excess of the fair market values of assets acquired, net of liabilities assumed, was approximately $81.0 million and was allocated to goodwill and other intangible assets. During fiscal 2002, we completed the acquisition of NST and its three colleges in the greater Miami area for a purchase price of $14.4 million and assumed net liabilities of $0.6 million. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $15.0 million and was allocated to goodwill and other intangible assets. These acquisitions were accounted for using the purchase method of accounting and their respective results of operations are included in our consolidated results of operations since their respective acquisition dates.

Capital expenditures amounted to $64.7 million in fiscal 2004, $30.8 million in fiscal 2003 and $19.0 million in fiscal 2002. Capital expenditures were incurred to open 10 new branch campuses in fiscal 2004, 6 new branch campuses in fiscal 2003, and 4 new branch campuses in fiscal 2002 and for the purchases of classroom equipment to accommodate the increased student population and to continue to upgrade existing schools and classroom equipment. Capital expenditures were also incurred to relocate, remodel and enlarge campuses. During fiscal 2004, we incurred capital expenditures to relocate 5 campuses and to enlarge or remodel 30 campuses, and during fiscal 2003, we incurred capital expenditures to relocate 3 campuses and to enlarge or remodel 17 campuses. During fiscal 2002, 6 campuses were relocated and 10 campuses were enlarged or remodeled. Capital expenditures of approximately $7.4 million and $11.0 million were incurred to purchase information technology equipment and to integrate software in fiscal 2004 and fiscal 2003, respectively. In fiscal 2004, we sold our Grand Rapids facility and subsequently leased the facility back at rents which we believe approximate fair market rents. The gain on sale of the facility was approximately $0.1 million and will be amortized into income over the term of the lease. In fiscal 2002, we sold our Colorado Springs facility and subsequently leased the facility back at rents which we believe approximate fair market rents. The gain on sale of the facility was approximately $0.2 million and will be amortized into income over the term of the lease. During fiscal 2002, we relocated our Colorado facility and recognized the unamortized portion of the deferred gain arising from a sale and leaseback transaction of approximately $0.6 million.

During fiscal 2004, investments in marketable securities decreased by $3.9 million, while in fiscal 2003 marketable securities decreased by $21.8 million. Marketable securities increased by $16.0 million in fiscal 2002.

Cash flows provided by financing activities amounted to $60.3 million in fiscal 2004. Cash provided by financing activities amounted to $8.4 million in fiscal 2003 and cash provided by financing activities amounted to $2.7 million in fiscal 2002. During fiscal 2004, cash provided by financing activities consisted of proceeds from borrowings of $52.4 million and proceeds from the exercises of stock options of $19.0 million, partially offset by the payments on long-term debt including capital lease obligations of $11.0 million. During fiscal 2003, cash provided by financing activities consisted of proceeds from borrowings of $58.6 million and proceeds from the exercises of stock options of $9.2 million, partially offset by the payments on long-term debt including capital lease obligations of $59.4 million. During fiscal 2002, cash provided by financing activities consisted of proceeds from the exercise of stock options of $4.5 million, partially offset by the payments on long-term debt of $1.9 million.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations through fiscal 2005 and our currently identified and planned capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2004, future minimum cash payments due under contractual obligations, including our credit agreement, mortgages, and non-cancelable operating and capital lease agreements, are as follows:

Contractual Obligations	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt	$47,556	$181	$47,375	$—	$—
Capital Lease Obligations	29,330	1,974	3,072	3,174	21,110
Operating Lease Obligations	402,250	58,987	111,689	91,425	140,149

Total	$479,136	$61,142	$162,136	$94,599	$161,259

The United States DOE requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of June 30, 2004, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

Subsequent Events

Effective August 4, 2004, we acquired substantially all of the assets of A.M.I. International Training Center (“AMI”) for approximately $11 million in cash, plus the assumption of certain liabilities of approximately $0.5 million. We funded the acquisition with available cash. AMI operates one campus in Daytona Beach, Florida that offers accredited diploma programs to prepare students for jobs as motorcycle, marine, and personal watercraft technicians. AMI’s specialized motorcycle technician and dealership management programs prepare students for positions with well-known dealerships such as BMW, Harley-Davidson, Ducati, Honda, Kawasaki, Suzuki, Triumph, and Yamaha. AMI had approximately 210 students as of August 1, 2004.

On July 6, 2004, we announced plans to streamline our CDI-PS division by closing 10 campuses in Canada. The students at the affected campuses will be “trained-out” over the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks. As of June 30, 2004, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $46.5 million and capital lease obligations of $13.0 million, and (ii) student notes receivable, net, in the aggregate amount of $3.8 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates. A portion of our operations consists of an investment in a foreign subsidiary. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the company and its subsidiaries are included below on pages 54-80 and page 87 of this report:

Schedules other than the one listed above are omitted because they are not required, are not applicable, or the required information is shown on the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Corinthian Colleges, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries at June 30, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST AND YOUNG LLP

Orange County, California

August 23, 2004

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of June 30,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,901	$46,699
Restricted cash	10	10
Marketable securities	3,897	—
Accounts receivable, net of allowance for doubtful accounts of $10,362 and $19,308 at June 30, 2003 and 2004, respectively	36,145	66,232
Student notes receivable, net of allowance for doubtful accounts of $313 and $769 at June 30, 2003 and 2004, respectively	848	1,853
Deferred income taxes	10,538	14,874
Prepaid expenses and other current assets	21,356	34,671

Total current assets	108,695	164,339
PROPERTY AND EQUIPMENT, net	77,887	130,965
OTHER ASSETS:
Goodwill, net	102,565	197,547
Other intangibles, net	33,885	52,761
Student notes receivable, net of allowance for doubtful accounts of $608 and $742 at June 30, 2003 and 2004, respectively	2,001	1,934
Deposits and other assets	4,365	5,447

TOTAL ASSETS	$329,398	$552,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,592	$22,830
Accrued compensation and related liabilities	26,182	28,462
Accrued expenses	6,426	12,579
Prepaid tuition	21,161	37,614
Current portion of capital lease obligations	186	614
Current portion of long-term debt	110	146

Total current liabilities	66,657	102,245
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,586	12,406
LONG-TERM DEBT, net of current portion	1,384	46,366
DEFERRED INCOME TAXES	14,185	27,150
OTHER LIABILITIES	245	6,871
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 87,644 shares and 90,305 shares issued and outstanding at June 30, 2003 and 2004, respectively	9	9
Additional paid-in capital	84,368	126,339
Retained earnings	149,964	231,603
Accumulated other comprehensive income (loss)	—	4

Total stockholders’ equity	234,341	357,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,398	$552,993

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2002	2003	2004
NET REVENUES	$338,146	$517,293	$804,283

OPERATING EXPENSES:
Educational services (including a provision for bad debt expense of $18,527, $19,871 and $30,707 for the years ended June 30, 2002, 2003 and 2004, respectively)	175,088	251,366	419,280
General and administrative	29,614	49,770	65,136
Marketing and advertising	70,741	106,478	178,213
Impairment, facility closing, and severance charges	—	—	6,364

Total operating expenses	275,443	407,614	668,993

INCOME FROM OPERATIONS	62,703	109,679	135,290

Interest (income)	(1,763)	(1,259)	(1,362)
Interest expense (net of capitalized interest of $0, $0 and $504 for the years ended June 30, 2002, 2003 and 2004, respectively)	225	1,602	3,204
Other (income) expense	(662)	(13)	160

INCOME BEFORE PROVISION FOR INCOME TAXES	64,903	109,349	133,288
Provision for income taxes	25,955	43,412	51,649

NET INCOME	$38,948	$65,937	$81,639

INCOME PER SHARE:
Basic	$0.46	$0.76	$0.92

Diluted	$0.44	$0.72	$0.87

Weighted average number of common shares outstanding:
Basic	85,384	86,930	89,209

Diluted	89,388	92,056	94,014

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
	Shares	Par Value
Balance at June 30, 2001	84,892	$9	$60,475	$—	$45,079	$105,563
Comprehensive income
Net income	—	—	—	—	38,948	38,948

Total comprehensive income						38,948

Issuance of common stock from employee stock purchase plan	46	—	396	—	—	396
Exercise of stock options, including tax benefit	970	—	6,147	—	—	6,147

Balance at June 30, 2002	85,908	9	67,018	—	84,027	151,054
Comprehensive income
Net income	—	—	—	—	65,937	65,937

Total comprehensive income						65,937

Issuance of common stock from employee stock purchase plan	46		518	—		518
Exercise of stock options, including tax benefit	1,690	—	16,832	—	—	16,832

Balance at June 30, 2003	87,644	9	84,368	—	149,964	234,341
Comprehensive income
Net income	—	—	—	—	81,639	81,639
Foreign currency translation	—	—	—	4	—	4

Total comprehensive income						81,643

Issuance of common stock from employee stock purchase plan	58		1,207	—		1,207
Exercise of stock options, including tax benefit	2,603	—	40,764	—	—	40,764

Balance at June 30, 2004	90,305	$9	$126,339	$4	$231,603	$357,955

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,948	$65,937	$81,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,653	12,575	22,947
Deferred income taxes	2,549	3,819	10,552
Tax benefit of stock options exercised	2,005	8,157	22,997
Loss (gain) on disposal of assets	37	(13)	—
Impairment, facility closing costs, and severance charges	—	—	3,154
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	645	(11,555)	(15,145)
Student notes receivable	363	(905)	(936)
Prepaid expenses and other assets	(3,015)	(7,640)	(12,821)
Accounts payable	6,428	(2,441)	3,416
Accrued expenses and other	3,876	10,499	2,251
Income taxes payable	1,024	(2,304)	1,434
Prepaid tuition	3,999	3,139	(3,796)
Other long-term liabilities	(874)	(9)	(1,630)

Net cash provided by operating activities	62,638	79,259	114,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges and training centers, net of cash acquired	(9,826)	(83,785)	(102,804)
Change in restricted cash	(257)	257	—
Capital expenditures, net of disposals	(19,003)	(30,764)	(64,711)
Proceeds from sale of assets	805	13	—
Sales of (investment in) marketable securities, net	(16,007)	21,809	3,897

Net cash (used in) investing activities	(44,288)	(92,470)	(163,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	58,600	52,366
Principal repayments on capital lease obligations and long-term debt	(1,865)	(59,442)	(10,996)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	4,538	9,193	18,974

Net cash provided by financing activities	2,673	8,351	60,344

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	—	—	10

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,023	(4,860)	10,798
CASH AND CASH EQUIVALENTS, beginning of year	19,738	40,761	35,901

CASH AND CASH EQUIVALENTS, end of year	$40,761	$35,901	$46,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$24,931	$38,063	$15,814

Interest expense	$239	$1,617	$3,073

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges and training centers
Fair value of assets acquired	$16,094	$100,421	$151,467
Net cash used in acquisitions	9,826	83,785	102,804

Liabilities assumed or incurred	$6,268	$16,638	$48,663

Capital lease additions	$—	$6,300	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

Note 1—Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Corinthian Colleges, Inc. (the “Company”), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization.

As of June 30, 2004, the Company operated 88 colleges in 22 states and 45 colleges, including 10 colleges scheduled to be closed in fiscal 2005, and 15 training centers in 7 Canadian Provinces in the for-profit, post-secondary education industry. All of the Company’s U.S. schools are accredited and grant either degrees (associate, bachelor and master) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology and criminal justice. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. The Company also offers corporate training and customized learning solutions through its CDI corporate education division. Additionally, the Company has an online learning alternative available to students pursing education exclusively online and is approved to offer 10 accredited degrees to exclusively online students. Revenues generated from the Company’s schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

The Company has grown through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and through curricula adoptions into existing colleges. Since its beginning in 1995, the Company has acquired 105 colleges and 15 training centers and has opened 28 branch campuses.

Fiscal Year

Each fiscal year ends June 30.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Corinthian Colleges, Inc. and each of its wholly owned subsidiaries. All intercompany activity has been eliminated in consolidation.

Financial Statement Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the amounts reported and disclosed in the financial statements. Actual results could differ from estimated amounts.

Reclassification

Certain amounts for the prior years have been reclassified to conform to fiscal 2004 financial statement presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings. All available-for-sale securities mature within one year. At June 30, 2004, there were no material unrealized gains or losses from available-for-sale securities.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, marketable securities, receivables and accounts payable approximates their fair value at June 30, 2004 and 2003. In addition, the carrying value of all borrowings approximate fair value at June 30, 2004 and 2003.

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

Property and Equipment

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Furniture and equipment	7 years
Computer hardware and software	3-10 years
Leasehold improvements	Shorter of 7 years or term of lease
Buildings	39 years

The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally developed software. Maintenance and repairs are expensed as incurred.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the recoverability of its long-lived assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. The Company conducts studies to determine the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and trade names. Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), after which time goodwill and indefinite-lived intangible assets were no longer amortized over 40 years. Curriculum and trade names continue to be amortized over their useful lives ranging generally from three to ten years and the amortization is included in general and administrative expenses in the accompanying statements of operations.

Under SFAS No. 142, goodwill and indefinite-lived assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value is less than the carrying amount of the asset, the Company records an impairment charge in the statements of operations. The determination of related estimated useful lives of intangible assets and whether or not these intangible assets are impaired involves significant judgment. Although the Company believes its goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s direct and indirect Canadian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Stockholders’ Equity designated as accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency are immediately included in earnings.

Comprehensive Income

For the years ended June 30, 2002, 2003, and 2004, the Company had comprehensive income as defined by Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, of $38.9 million, $65.9 million, and $81.6 million, respectively. For the years ended June 30, 2002 and 2003, comprehensive income agrees to net income. For the year ended June 30, 2004, comprehensive income consists of net income and foreign currency translation adjustments.

Revenue Recognition, Accounts Receivable and Other Related Liabilities

Revenues consist primarily of tuition and fees derived from courses taught in the Company’s colleges, schools, and training centers. Revenues from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student’s tuition is refunded. Refunds are calculated and paid in accordance with applicable federal, state and institutional refund policies. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year. Revenue is recognized for the CDI corporate education division using the percentage of completion method for long duration service contracts and as services are provided for short duration programs.

Students attending the Company’s institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs) or (ii) ”courses” leading to an associate, bachelor or master degree. Costs of “programs” or credit hours for “courses” are clearly identified in the Company’s enrollment agreements. At the start of each student’s respective “program” or “course” of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or course. The Company recognizes revenue from tuition and fees on a straight-line basis over the relevant period attended by the student of the applicable course or program of study. If a student withdraws from an institution, the Company ceases recognition of revenue and the paid but unearned portion of the students tuition is refunded. Additionally, to ensure the delivery of education has occurred, either attendance is taken or academic events are conducted at appropriate intervals to ensure that the student is completing his or her respective field of study within the acceptable time period.

Educational Services

Educational services include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy and supplies expenses, bad debt expense, other educational related expenses, and for 2002, the amortization of goodwill.

Marketing and Advertising

Marketing and advertising expense includes compensation for college admissions staff, regional admissions personnel, compensation expenses for marketing and advertising management, and all direct advertising and production costs. Advertising costs are expensed as incurred and amounted to approximately $43.8 million, $63.1 million, and $104.6 million for the years ended June 30, 2002, 2003, and 2004, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Post Retirement Benefit Obligation

The Company provides certain post retirement benefits to certain key employees. In accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions”, the related expense did not have a material effect on the Company’s financial position or results of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. No stock-based employee compensation cost is reflected in net income, as all options, stock appreciation rights or other common stock-based securities granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Fiscal Years Ended June 30,
	2002	2003	2004
	(In thousands, except per share data)
Net income, as reported	$38,948	$65,937	$81,639
Stock-based compensation included above	—	—	—
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(5,020)	(8,979)	(13,592)

Pro forma net income	$33,928	$56,958	$68,047

Basic earnings per share:
As reported	$0.46	$0.76	$0.92
Pro forma	$0.40	$0.66	$0.76

Diluted earnings per share:
As reported	$0.44	$0.72	$0.87
Pro forma	$0.38	$0.62	$0.72

Pursuant to SFAS No. 123, the weighted-average fair value of stock options granted during fiscal 2002, 2003 and 2004 was $5.14, $16.21 and $28.95 per share, respectively.

The effects of applying SFAS No. 123 in the above pro-forma disclosures are not necessarily indicative of future amounts. The fair value of each option, stock appreciation grant, and other common stock-based securities was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	2002	2003	2004
Risk-free rate	5.55%	5.10%	3.75%
Expected years until exercise	7 years	7 years	7 years
Expected stock volatility	83%	62%	38%
Expected dividends	$—	$—	$—

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Per Share

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

Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2002	2003	2004
	(In thousands)
Revenues from unaffiliated customers
U.S. operations	$338,146	$517,293	$723,297
Canadian operations	—	—	80,986

Consolidated	$338,146	$517,293	$804,283

Long-lived assets
U.S. operations	$98,679	$220,703	$329,901
Canadian operations	—	—	58,753

Consolidated	$98,679	$220,703	$388,654

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Common Stock Splits

During fiscal 2002, on May 28, 2002, the Company completed a two-for-one stock split effected in the form of a stock dividend. During fiscal 2004, on February 18, 2004, the Company authorized a two-for-one stock split of its common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information have been retroactively restated to reflect the stock splits.

Concentration of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC”) up to $100,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company extends credit for tuition to a majority of the students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education (“DOE”) requirements. Approximately 82%, 82% and 81% of the Company’s revenues, on a cash basis, were collected from funds distributed under Title IV Programs of the HEA for the years ended June 30, 2002, 2003 and 2004,

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which the Company’s students participate. The Company’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation or termination proceeding which could have a material effect to the Company.

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

Note 2—Detail of Selected Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	As of June 30,
	2003	2004
	(In thousands)
Prepaids	$7,401	$12,191
Course materials	4,856	6,658
Other current assets	2,462	11,545
Income tax refund receivable	6,637	4,277

	$21,356	$34,671

Property and equipment consist of the following:

	As of June 30,
	2003	2004
	(In thousands)
Furniture and equipment	$37,059	$57,076
Computer hardware and software	24,784	45,420
Leasehold improvements	22,275	46,301
Land	1,492	1,918
Buildings	18,302	24,258

	103,912	174,973
Less—accumulated depreciation and amortization	(26,025)	(44,008)

	$77,887	$130,965

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense associated with property and equipment was $4,746,000, $10,393,000 and $20,133,000 for the years ended June 30, 2002, 2003 and 2004, respectively. The amortization for leasehold improvements included in the totals above, was approximately $1,582,000, $2,805,000 and $4,495,000 for the years ended June 30, 2002, 2003 and 2004, respectively. The gross cost of assets recorded under capital building leases, included above, totals approximately $12.8 million for both years ending June 30, 2004 and 2003. The accumulated amortization related to these assets is approximately $500,000 and $1,132,000 as of June 30, 2003 and 2004, respectively.

Intangible assets consist of the following:

	As of June 30,
	2003	2004
	(In thousands)
Goodwill, net:
Goodwill	$104,986	$199,968
Less—accumulated amortization	(2,421)	(2,421)

Goodwill, net	$102,565	$197,547

Non-amortizable intangibles:
Accreditation	$5,246	$20,199
Trade names	19,026	22,087

Non-amortizable intangibles	$24,272	$42,286

Amortizable intangibles:
Curriculum	$15,611	$18,569
Other	—	280

Amortizable intangibles	$15,611	$18,849

Less—accumulated amortization	(5,998)	(8,374)

Other intangibles, net	$33,885	$52,761

The changes in the carrying amount of goodwill for the year ended June 30, 2004, are as follows (in thousands):

Goodwill balance as of June 30, 2003	$102,565
Goodwill impairment	(1,199)
Goodwill acquired pursuant to business combinations	96,181

Goodwill balance as of June 30, 2004	$197,547

Amortization expense associated with intangibles was $1,800,000, $1,651,000 and $2,675,000 for the years ended June 30, 2002, 2003 and 2004, respectively, and includes amortization of goodwill of $824,000 for the year ended June 30, 2002. Had amortization of goodwill been discontinued July 1, 2001, rather than at July 1, 2002, the effect would have been less than $.01 per diluted share. There was no amortization expense associated with goodwill for the years ended June 30, 2003 and 2004. Curriculum is amortized over a range of three to ten years. Additionally, the Company recognized non-compete agreement expense totaling approximately $107,000, $115,000 and $130,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2004, estimated future amortization expense is as follows (in thousands):

2005	$2,151
2006	1,921
2007	1,480
2008	1,278
2009	1,192
Thereafter	2,453

Total	$10,475

Note 3—Student Notes Receivable

Student notes receivable represent loans that have maturity dates that generally range between 12 months to 120 months from the loan origination date. The interest charged on the notes generally ranges from 12 to 15 percent per annum.

The following reflects an analysis of student notes receivable at June 30, 2004:

	Net Student Notes Receivable	Allowance For Doubtful Accounts	Gross Student Notes Receivable
	(In thousands)
Current	$1,853	$769	$2,622
Long-term	1,934	742	2,676
Unearned portion			5,047

Total			$10,345

Payments due under student notes receivable are as follows:

Fiscal Years Ending June 30,
(In thousands)
2005	$3,434
2006	3,207
2007	1,977
2008	1,136
2009	517
Thereafter	74

Total	$10,345

Note 4—Business Acquisitions

During the fiscal year ended June 30, 2002, the Company acquired all of the issued and outstanding shares of the capital stock of National School of Technology, Inc. (“NST”) on April 1, 2002 for approximately $14.4 million in cash. NST operated three campuses in the greater Miami, Florida area. The Company purchased NST in order to complement its existing nine campuses currently operating in Florida, as well as to expand its allied health programs within the strategic geographic area of Southern Florida. The Company expected to be able to generate improvement in NST’s results of operations through a combination of the following: (i) importing the Company’s owned curriculum into the three new NST schools, (ii) deploying the Company’s successful marketing program into the greater Miami metropolitan market, and (iii) achieving synergies by utilizing the Company’s existing management team to supervise the NST operations. All of the foregoing factors were critical

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in determining the final purchase price, which resulted in the recognition of goodwill. The amount paid in excess of fair market value of the assets acquired (including curricula, trade names, trademarks, etc.), net of liabilities assumed, was $15.0 million and was allocated to goodwill and other intangible assets such as trade names, curricula, and accreditation. The Company has adopted SFAS 142, and consequently did not amortize goodwill. The acquisition was accounted for using the purchase method of accounting and NST’s results of operations are included in the consolidated results of operations of the Company since April 1, 2002, its acquisition date.

During the fiscal year ended June 30, 2003, the Company acquired Wyo-Tech Acquisition Corp. (“Wyo-Tech”). The acquisition price of approximately $84.4 million was funded from available cash and $43.0 million of debt from the Company’s credit facility. Wyo-Tech operated two campuses, which offer diplomas and degrees in the automotive and diesel technology fields. The Company acquired Wyo-Tech in order to gain entry into the field of automotive and diesel mechanic diploma and degree programs. The purchase of Wyo-Tech also gives the Company a nationally recognized name in the field of automotive and diesel mechanic training and a national sales force that the Company believes can be utilized to offer other curricula owned by the Company to potential students. The potential for realization of significant improvement in operating results, through a combination of curriculum enhancement and increased management efficiency, was determined to be high and was a critical factor in the determination of the final purchase price, which resulted in the recognition of goodwill. The Company has adopted SFAS 142, and consequently did not amortize goodwill. The Company assigned value to other intangible assets, such as curriculum, trade names and accreditation. The acquisition was accounted for using the purchase method of accounting and Wyo-Tech’s results of operations are included in the consolidated results of operations of the Company since July 1, 2002, its acquisition date.

During the fiscal year ended June 30, 2003, the Company acquired substantially all of the assets of Learning Tree University, Inc. (“LTU”) for a purchase price of approximately $5.3 million, subject to certain working capital adjustments, including deferred payments over the next two years of up to $2.0 million that will be paid to the sellers only if certain operating results benchmarks are achieved by LTU during that time. LTU offers continuing professional education, short duration certificate programs, comprehensive corporate training and customized learning solutions at two training centers in Southern California. LTU also conducts seminars in 40 cities nationwide and offers both instructor-led and online training. Through the acquisition of LTU, the Company gained a platform to penetrate the corporate training, continuing education and customized learning solutions markets. The acquisition was accounted for using the purchase method of accounting and LTU’s results of operations are included in the consolidated results of operations of the Company since January 2, 2003, its acquisition date. In the fiscal 2004, the Company recorded an impairment and facility closing charge of $5.5 million related to LTU. See Note 9 of the Consolidated Financial Statements for further information.

During the fiscal year ended June 30, 2004, the Company acquired all of the outstanding stock of Career Choices, Inc. (“Career Choices”). Career Choices operated 10 campuses in California, Washington, and Oregon, which offer diplomas and degrees in the applied science, automotive technology, HVAC technology and allied health fields. The cash purchase price was approximately $56.3 million, subject to certain balance sheet adjustments. The Company purchased Career Choices to expand its presence and strength in the Pacific Northwest and expects to benefit from increased marketing power and operational leverage. The 10 schools operated under the Sequoia Institute (“Sequoia”), Ashmead College, and Eton Technical Institute (“Eton”) trade names. Sequoia focuses on programs in the growing automotive technology field that will expand Corinthian’s presence in the high demand technology programs. Sequoia also introduces heating/ventilation/air-conditioning (HVAC) training to the Company’s technology programs. The Ashmead and Eton schools include the fields of massage therapy, dental and medical assisting. The acquisition is a strategic fit to the Company’s allied health program and the Company expects to gain outstanding automotive curriculum that complements the Company’s Wyo-Tech curricula. The acquisition was accounted for using the purchase method of accounting and Career Choices’ results of operations are included in the consolidated results of operations of the Company since August 1, 2003, its acquisition date.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year ended June 30, 2004, the Company acquired substantially all of the assets of East Coast Aero Tech, LLC (“ECAT”). ECAT operated one campus in Massachusetts, which offers programs in the aviation maintenance technology field. The cash purchase price was approximately $3.2 million, subject to certain balance sheet adjustments. ECAT marks the Company’s entry into the growing field of aviation maintenance technology training, providing Corinthian with an additional platform for growth and enhancement of its technology programs. It offers accredited programs in airframe and powerplant technology, which prepare students to become Federal Aviation Administration (FAA) certified Aviation Maintenance Technicians. The acquisition was accounted for using the purchase method of accounting and ECAT’s results of operations are included in the consolidated results of operations of the Company since August 6, 2003, its acquisition date.

During fiscal year ended June 30, 2004, the Company acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) through a tender offer to acquire all of the outstanding shares of common stock. As of October 7, 2003, the Company had acquired all shares of CDI for approximately $42.1 million and the assumption of approximately $10 million of debt and other liabilities. CDI is a wholly-owned subsidiary of Corinthian Colleges, Inc. In October 2003, the Company completed the acquisition of CMA Careers, Inc. located in Kitchener, Ontario, Canada. The intent to acquire this campus by CDI had been agreed to prior to the Company’s acquisition of CDI. The cash purchase price was funded with available cash and borrowings from the Company’s amended credit facility. CDI operated 45 post-secondary colleges offering diploma-granting programs in the allied health, business and information technology fields. CDI’s corporate education division, which has 15 training centers, serves as both an outsourced and e-learning provider focused on skills development specialties such as leadership, innovation and business analysis. This acquisition expands the Company into the international arena with a significant presence in the Canadian post-secondary and corporate education markets, adding new programs that either extend or enhance the Company’s portfolio. The acquisition was accounted for using the purchase method of accounting and CDI’s results of operations are included in the consolidated results of operations of the Company since August 19, 2003, its acquisition date.

The Company has adopted SFAS 142, and consequently does not amortize goodwill. For the Career Choices, ECAT, and CDI acquisitions, the Company assigned value to other intangible assets, such as accreditation, trade names, curriculum, and other.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the dates of acquisitions, August 2003 (in thousands):

Current assets	$23,535
Property and equipment	8,896
Intangible asset not subject to amortization:
Trade name	3,928
Accreditation	15,138
Other (FAA certification)	40
Intangible asset subject to amortization:
Curriculum (4 - 10 year life)	3,019
Other (student relations & contracts) (1-2 year life)	280
Goodwill	96,181
Other assets	450

Total assets acquired	151,467
Total liabilities	48,663

Net assets acquired	$102,804

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides unaudited pro forma financial data for the Company reflecting the completion of the fiscal 2004 acquisitions as if they had occurred July 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results of operations for the prior period reflect an increase in interest expense related to debt used to fund the acquisitions.

	Fiscal Year Ended June 30,
	2003	2004
	(In thousands)
Net revenue	$630,000	$816,403
Net income	$64,699	$77,747
Earnings per share - basic	$0.74	$0.87
Earnings per share - diluted	$0.70	$0.83

Note 5—Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consists of the following:

	As of June 30,
	2003	2004
	(In thousands)
Promissory note due April 2007, with interest at 10.95% per annum, secured by certain land and improvements	$1,489	$1,384
Credit facility obligations, with interest at 3.0% per annum	—	44,977
Capital lease obligations	12,772	13,020
Other	5	151

	14,266	59,532
Less—current portion of long-term debt	(110)	(146)
Less—current portion of capital lease obligations	(186)	(614)

	$13,970	$58,772

The Company leases certain facilities under capital leases, which require monthly lease payments of approximately $185,000. The leases have interest rates ranging from 10.1% to 11.7% and expire in December 2022.

Principal payments due under the long-term debt arrangements and future minimum lease payments under the capital lease obligations discussed above are as follows:

	Fiscal Years Ending June 30,
	Long-term Debt	Capital Lease Obligations	Credit Facility Obligations	Total
	(In thousands)
2005	$181	$1,974	$—	$2,155
2006	169	1,536	—	1,705
2007	1,181	1,566	44,977	47,724
2008	4	1,583	—	1,587
2009	—	1,594	—	1,594
Thereafter	—	21,077	—	21,077

	1,535	29,330	44,977	75,842
Less – portion representing interest	—	16,310	—	16,310

Present value of minimum lease payments	1,535	13,020	44,977	$59,532

Less – current portion	146	614	—

Total	$1,389	$12,406	$44,977

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the Company entered into a credit agreement for $100.0 million with a syndication of financial institutions administered by Bank of America, N.A that would have expired in July 2005. On August 15, 2003, the Company amended the credit facility, and increased it to $235 million, of which $185 million is a domestic facility and $50 million is a Canadian facility. The amended credit agreement expires in August 2006. The amended credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $25 million for domestic letters of credit and $10 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including Eurodollar and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate, plus a margin of 0% to 0.25% depending on the Company’s consolidated leverage ratio as defined in the agreement. The agreement has an annual commitment fee on the unused portion of 0.25% to 0.35%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, Department of Education (“DOE”) financial responsibility composite score ratio, and limitations on long-term student notes receivable. As of June 30, 2004, the Company was in compliance with all of the covenants. As of June 30, 2004, the credit facility had borrowings outstanding of $45.0 million and approximately $24.3 million was used to support performance bonds and standby letters of credit. The amended credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by its present and future significant operating subsidiaries. Average daily borrowings outstanding amounted to $39.2 million in fiscal 2004 and $5.9 million in fiscal 2003. There were no borrowings in fiscal 2002.

Note 6—Preferred Stock and Common Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2004, there were no outstanding shares of preferred stock.

Common Stock

The Company’s issued and outstanding common stock is entitled to one vote per share on all matters.

Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

Employee Stock Purchase Plan

In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the ESPP. At June 30, 2004, employees had purchased 149,156 shares and 1,850,844 shares were still available for purchase under the ESPP.

Stock Options

On November 20, 2003, the Company’s stockholders approved the Company’s 2003 Performance Award Plan (the “2003 Plan”), which authorized the issuance by the Company of up to 5,400,000 (post stock split)

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional shares of the Company’s Common Stock. In addition, the Company currently maintains the Corinthian Colleges, Inc. 1998 Performance Award Plan (as amended, the “1998 Plan”) (and collectively, “the Plans”). Upon approval of the 2003 Plan, the Company’s ability to grant new awards under the 1998 Plan terminated. The termination of the grant authority under the 1998 Plan did not, however, affect awards then outstanding under the plan. As of June 30, 2004, the number of stock options, stock appreciation rights or other common stock-based securities available for future grant to directors, officers, employees and other eligible persons were 4,163,000 under the 2003 Plan. Options granted under the Plans were issued at exercise prices ranging from $1.56—$33.83 per share and have expiration dates not longer than 10 years. Options granted generally vest and become exercisable over a period of one to four years.

A summary of the status of the Company’s stock option grants are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2001	6,170,044	$5.00

Stock options granted during the year	2,808,000	$6.67
Stock options exercised	(969,304)	4.28
Forfeitures	(111,000)	7.24

Outstanding at June 30, 2002	7,897,740	$5.65

Stock options granted during the year	2,506,000	$16.21
Stock options exercised	(1,689,716)	5.14
Forfeitures	(249,500)	10.81

Outstanding at June 30, 2003	8,464,524	$8.73

Stock options granted during the year	2,828,500	$28.93
Stock options exercised	(2,602,786)	6.83
Forfeitures	(329,750)	16.60

Outstanding at June 30, 2004	8,360,488	$15.84

The following table summarizes information about stock options outstanding and exercisable at June 30, 2004:

		Options Outstanding		Options Exercisable
Exercise Prices Range	Number Outstanding at 6/30/04	Weighted- Average Remaining Life	Weighted- Average Outstanding Price	Number Exercisable At 6/30/04	Weighted- Average Exercise Price
$ 1.56 - $ 6.29	2,489,222	6.5	$5.09	1,021,222	$3.59
$ 7.43 - $18.50	3,016,266	7.5	12.61	830,516	9.47
$19.22 - $33.83	2,855,000	9.3	28.63	83,500	20.16

	8,360,488		$15.84	1,935,238	$6.83

The stock options exercisable at June 30, 2002, 2003, and 2004 were 1,561,180; 1,959,744; and 1,935,238 respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuance

At June 30, 2004, the Company has reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of Employee Stock Purchase Plan and future issuances of stock options under the 2003 Performance Award Plan (in thousands):

Reserved for ESPP stock	1,851
Reserved for stock options outstanding and available for grant	4,163

Total	6,014

Note 7—Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options.

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share restated to reflect the two for one stock splits effected in the form of a stock dividend in May 2002 and March 2004:

	Fiscal Years Ended June 30,
	2002	2003	2004
	(In thousands)
Basic common shares outstanding	85,384	86,930	89,209
Effects of dilutive securities:
Stock options	4,004	5,126	4,805

Diluted common shares outstanding	89,388	92,056	94,014

Note 8—Income Taxes

The components of the income tax provision are as follows:

	Fiscal Years Ended June 30,
	2002	2003	2004
	(In thousands)
Current provision:
Federal	$19,171	$31,557	$33,215
State	4,200	7,986	7,882

	23,371	39,543	41,097

Deferred provision:
Federal	1,955	3,953	9,915
State	629	(84)	195
Foreign	—	—	442

	2,584	3,869	10,552

Total provision for income taxes	$25,955	$43,412	$51,649

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2002, 2003 and 2004 to income (loss) before provision for income taxes as follows:

	Fiscal Years Ended June 30,
	2002	2003	2004
	(In thousands)
Provision at the statutory rate	$22,716	$38,272	$46,651
State income tax provision, net of federal benefit	3,139	5,136	5,250
Foreign taxes	—	—	146
Other	100	4	(398)

	$25,955	$43,412	$51,649

The components of the Company’s deferred tax asset and liability are as follows:

	As of June 30,
	2003	2004
	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$5,385	$7,923
Accrued vacation	1,629	2,165
State taxes	66	140
Net operating loss carryforwards	2,281	1,656
Acquisition accruals	—	3,557
Workers’ compensation accrual	—	667
Other	1,177	2,360
Valuation allowance	—	(3,594)

Current deferred tax asset	10,538	14,874

Non-current deferred tax asset (liability):
Notes receivable allowance for doubtful accounts	388	750
Net operating loss carryforwards	—	7,562
Depreciation	(6,724)	(14,463)
Acquisition intangibles	(2,816)	(10,337)
Capital assets	(3,805)	(5,283)
Prepaids	(1,228)	(1,339)
Valuation allowance	—	(4,040)

Non-current deferred tax liability	(14,185)	(27,150)

	$(3,647)	$(12,276)

The Company has acquired various companies with net operating losses that may be utilized in future years. At June 30, 2004, the Company had federal and state net operating loss carryforwards of approximately $9,655,000 and $9,766,000, with expiration dates on June 30, 2020 and June 30, 2009, respectively. In addition, the Company has Canadian non-capital loss carryovers of approximately $14,900,000 with expiration dates beginning on June 30, 2006.

Due to CDI’s recent history of generating non-capital tax losses, the Company has recorded a valuation allowance of $7,634,000 to reduce their net deferred tax assets to an amount that is “more likely than not” to be

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realized. If and when CDI’s non-capital losses are realized, the benefit of the non-capital losses will reduce a portion of the goodwill recorded in connection with the CDI acquisition. The Company’s current intent is to re-invest in Canada all earnings from CDI.

Due to the “change of ownership” provisions of the Tax Reform Act of 1986, utilization of the Company’s acquired net operating loss carryforwards are subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to offset future income tax liabilities.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003. Accordingly, the Company may not use the California net operating losses generated in prior years to offset taxable income for the years ended June 30, 2003 or 2004. This suspension will not apply to tax years beginning in 2004 and beyond.

The Company has tax deductible goodwill in the amount of $44.2 million as of June 30, 2004.

Note 9—Impairment, Facility Closing, and Severance Charges

During fiscal 2004, the Company implemented a plan to streamline operations at several of its divisions, including the recently acquired CDI. The plan primarily included closing two LTU campuses and 10 CDI campuses. In addition, the Company has reviewed the long-lived assets and goodwill related to these closures for possible impairment in accordance with SFAS 142 and SFAS 144. Based on the results of the review, the Company has recognized an impairment, facility closing, and severance charge of $6.4 million (pre-tax) in fiscal 2004. The fair value of the remaining goodwill was based on the Company’s estimate of discounted future cash flows.

The pre-tax components of charges for fiscal year 2004, the inception of the plans, were as follows (in thousands):

	Goodwill & Intangible Asset Impairment	Fixed Asset Write-offs	Severance and Benefits	Facility Related	Other Charges	Total
Balance at June 30, 2003	$—	$—	$—	$—	$—	$—
Charges	2,765	712	1,040	7,007	845	12,369
Cash payments	—	—	(121)	(32)	—	(153)
Asset writedowns	(2,765)	(712)	—	—	(845)	(4,322)

Balance at June 30, 2004	$—	$—	$919	$6,975	$—	$7,894

The Company charged $6.4 million of the impairment, facility closing, and severance charge against earnings. The charge included $2.8 million of intangible asset impairment, $389,000 of fixed asset write-offs and $3.2 million of severance, lease, and other costs. The remaining $6.0 million, consisting primarily of facility closing costs, qualified for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and was recorded as an element of the acquisition.

The accrual for severance and benefits is reflected in accounts payable. The accrual for lease payments on vacated facilities is reflected in accounts payable and other long-term liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Commitments and Contingencies

Leases

The Company leases most of its operating facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2022. In most cases, the facility leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments. In certain cases, the Company has renewable options on the space. Future minimum lease payments under operating leases are as follows for the twelve months ending June 30:

Operating Leases
(In thousands)
2005	$58,987
2006	57,808
2007	53,880
2008	48,776
2009	42,650
Thereafter	140,149

$402,250

Lease expense (facility and equipment) for the fiscal years ended June 30, 2002, 2003 and 2004 amounted to $23.3 million, $32.3 million and $52.4 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying consolidated statements of operations.

Legal Matters

In the ordinary conduct of the business, the Company and its colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against the Company, the Company does not believe that any currently pending legal proceedings to which it is a party will have a material adverse effect on its business, results of operations or financial condition.

One of the legal actions currently pending against the Company is a putative class action complaint entitled Montoya v. Corinthian Schools, Inc., et al., first reported in the Company’s Report on Form 10-K/A for the fiscal year ended June 30, 2003. The plaintiff, a former instructor with the Company’s Bryman College campus in Alhambra, California, alleges that she and other instructors employed by the Company’s Corinthian Schools, Inc. subsidiary in the State of California for the previous four years were improperly classified as exempt from California’s overtime compensation laws. Plaintiff states causes of action under California wage orders, California’s Labor Code, and California’s Business and Professions Code. Plaintiff seeks certification as a class, monetary damages in unspecified amounts, penalties, interest, attorneys’ fees, exemplary damages, and injunctive relief. The Company believes its classification of employees for overtime purposes has been consistent with applicable law and that the plaintiff’s claims are without merit. The Company intends to vigorously defend itself in this matter.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company was served with another putative class action complaint entitled Jennifer Baker et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. The named plaintiffs in these lawsuits are

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) and that FMU credits are not transferable to other institutions. Plaintiffs seek certification of the lawsuits as a class action and recovery of compensatory damages and attorneys’ fees under Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Company believes the complaints are entirely without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in all three cases, and the court has granted the Company’s motion in the Satz case. The motions in the other two cases are pending. Additionally, due to improper activities by Plaintiff Satz and by his attorney, Peter Price, the Company has filed a complaint in arbitration against Satz before the American Arbitration Association alleging breach of contract and seeking declaration relief and has filed a lawsuit against Price captioned Corinthian Colleges, Inc., Rhodes Colleges, Inc., and Florida Metropolitan University, Inc., v. Peter N. Price, in Orange County California Superior Court, alleging defamation, tortious interference with contractual and economic relationships, and tortious interference with prospective contractual and economic relationships. The case against Price was dismissed by the Orange County Superior Court following Price’s motion to strike the complaint based on California’s Anti-SLAPP statute. The Company is appealing that ruling.

Since July 8, 2004, various putative class action lawsuits have been filed in the United States District Court for the Central District of California by certain alleged purchasers of our common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. The cases purportedly are brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through either June 23, 2004 or July 30, 2004, depending on the complaint. The complaints allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the SEC, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the respective plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. The Company believes the complaints are without merit and intends to vigorously defend the Company and its current and former executive officers against them.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni and the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations code, essentially based on the same allegations of conduct complained of in the foregoing securities class action complaints. The Company believes the complaints are without merit and intends to vigorously defend the Company’s directors and current and former executive officers against them.

On July 21, 2004, our representatives voluntarily met with personnel from the California Attorney General’s office and provided them with information they had requested regarding three previously settled lawsuits. Although it had not been requested, the Company’s representatives also provided the Attorney General’s office with additional materials regarding the Company’s policies and programs designed to ensure student satisfaction and comply with regulatory requirements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has satisfactorily resolved two matters previously reported as having been filed against it: Aldape et al. v. Corinthian Schools, Inc. and Estrada v. Corinthian Schools, Inc., et al.

Note 11—Employee Benefit Plans

The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code. All employees with at least one year and 1,000 hours of employment are eligible to participate. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period. Employees previously employed by each of the campuses acquired by the Company vest in the plan based on total years of service with the Company and with the predecessor company. Company contributions to the plan were approximately $1,203,000, $1,527,000 and $1,878,000 for the fiscal years ended June 30, 2002, 2003 and 2004, respectively.

Note 12—Subsequent Events

Effective August 4, 2004, the Company acquired substantially all of the assets of AMI International Training Center (“AMI”) for approximately $11 million, plus the assumption of certain liabilities of approximately $0.5 million. The company funded the acquisition with available cash. AMI operates one campus in Daytona Beach, Florida that offers accredited diploma programs to prepare students for jobs as motorcycle, marine, and personal watercraft technicians. AMI’s specialized motorcycle technician and dealership management programs prepare students for positions with well-known dealerships such as BMW, Harley-Davidson, Ducati, Honda, Kawasaki, Suzuki, Triumph, and Yamaha. AMI had approximately 210 students as of July 30, 2004.

On July 6, 2004, the Company announced plans to streamline its CDI post-secondary division by closing 10 campuses in Canada. The students at the affected campuses will be “trained-out” over the next 12 months.

Note 13—Governmental Regulation

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 2004, management believes the Company’s institutions were in substantial compliance.

Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the HEA approximately every five years. The most recent reauthorization in October 1998 reauthorized the HEA for an additional five years (the “1998 HEA Reauthorization”). Congress reauthorized all of the Title IV Programs in which the schools participate, generally in the same form and at funding levels no less than for the prior year. Changes made by the 1998 HEA Reauthorization include (i) expanding the adverse effects on schools with high student loan default rates, (ii) increasing from 85% to 90% the portion a proprietary school’s cash basis revenues that may be derived each year from the Title IV Programs, (iii) revising the refund standards that require an

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

institution to return a portion of the Title IV Program funds for students who withdraw from school and (iv) giving the DOE flexibility to continue an institution’s Title IV participation without interruption in some circumstances following a change of ownership or control. Congress is currently considering the reauthorization of the HEA, a process that is expected to be concluded in late calendar 2004 or in calendar 2005.

A significant component of Congress’ initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rate). Although the Company is not obligated to repay any of its students or former students defaults on payments of federally guaranteed student loans, if such default rates equals or exceeds 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students will be denied access to the federally guaranteed student loan programs. An institution whose Cohort Default Rates (“CDR”) equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL or FDL programs. An institution whose CDR under certain Title IV Programs for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the DOE.

All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements and following a change of ownership of the institution.

Under regulations which took effect July 1, 1998, the DOE calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the DOE’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 2004, all of the Company’s schools and the Company on a consolidated basis satisfied each of the DOE’s standards of financial responsibility.

Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions, or common law causes of action. In October 1998, the Inspector General’s Office (“IG”) of the DOE began an examination of the Company’s compliance with the 90/10 rule and to review in general the Company’s administration of Title IV funds. This examination was part of a broader review conducted by the IG of proprietary institutions’ compliance with these requirements. The Company provided all information and documentation requested by the IG. During fiscal 2000, the Company received the final audit report from the DOE. There were no actions taken against the Company as a result of the examination. In December 2003, the U.S. Department of Education’s western regional staff conducted a program review at the Company’s Bryman San Jose, California campus to examine the fiscal administration and organizational operations relating to Title IV HEA programs and the school’s policies and procedures regarding administration of federal student aid. As a result of the review, the DOE said it found violations in how the college administered federal student aid programs. As a result, this individual institution was placed on the reimbursement system of receiving Title IV program funds. The Company is working diligently on a response to the findings in the program review and, with the DOE’s agreement, expects to file its response in mid-December, 2004. There can be no assurance that other regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material effect on the Company’s business, results of operations or financial condition.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Quarterly Financial Summary (Unaudited)

	Fiscal Quarters				Fiscal Year
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Fiscal 2004
Net revenues	$169,163	$200,648	$217,331	$217,141	$804,283
Income from operations	32,678	37,084	35,558	29,970	135,290
Net income	19,378	21,942	21,247	19,072	81,639
Income per share
Basic	$0.22	$0.25	$0.24	$0.21	$0.92
Diluted	$0.21	$0.23	$0.23	$0.20	$0.87

Fiscal 2003
Net revenues	$115,625	$127,191	$135,548	$138,929	$517,293
Income from operations	23,179	27,007	30,148	29,345	109,679
Net income	13,741	16,146	18,040	18,010	65,937
Income per share
Basic	$0.16	$0.19	$0.20	$0.21	$0.76
Diluted	$0.15	$0.18	$0.19	$0.20	$0.72

Fiscal 2002
Net revenues	$73,696	$81,565	$88,334	$94,551	$338,146
Income from operations	10,463	14,660	18,263	19,317	62,703
Net income	6,474	9,330	11,105	12,039	38,948
Income per share
Basic	$0.08	$0.11	$0.13	$0.14	$0.46
Diluted	$0.07	$0.11	$0.12	$0.14	$0.44

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

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures on an ongoing basis. Based on these evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company’s internal controls over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Certain information in response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer, controller, and any person performing similar functions). This Code of Business Conduct and Ethics is available on our website at http://www.cci.edu under the heading “Investor Relations.”

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K will be included in the Company’s 2004 Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Incorporation Reference
2.1+	Stock Purchase and Sale Agreement, dated as of April 10, 2002, among Corinthian Colleges, Inc., Wyo-Tech Acquisition Corp., Allied Capital Corporation and David Grenat, excluding exhibits, appendices and schedules thereto	(a)

2.2+	Stock Purchase and Sale Agreement, dated as of June 9, 2003, by and among Corinthian Colleges, Inc., Career Choices, Inc., Lombard North American Partners, L.P., Kenneth Years, Alexander Hehmeyer, Paul Rerucha, Nancy Rerucha, Wallace Wright, Lane Hart, Hamilton Oswald, Kimberly Lothyan, Guy Bell, Amy Kuntz, Michael Sherbourne, Joseph File, Howard Jessup and William Calvert, excluding exhibits, appendices and schedules thereto	(b)

2.3+	Asset Purchase Agreement, dated as of June 4, 2003, by and among Wyo-Tech Acquisition Corp., East Coast Aero Tech, LLC, Samuel R. Morgan III and William S. McLaughlin, excluding exhibits, appendices and schedules thereto	(c)

2.4+	Support Agreement, dated as of June 23, 2003, by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc. and CDI Education Corporation	(d)

2.5+	Lock-up Agreement by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc., 1234512 Ontario Inc., 2020584 Ontario Limited and Bruce McKelvey, excluding certain of the schedules thereto	(e)

2.6+	Indemnity Agreement, dated as of June 23, 2003, by and among A. Bruce McKelvey, 1234512 Ontario Inc., Golconda Inc., CDI Education Corporation, Corinthian Colleges, Inc. and Corinthian Canada Acquisition Inc., excluding the schedule thereto	(f)

2.7‡	Asset Purchase Agreement, dated as of June 17, 2004, by and among Florida Metropolitan University, Inc., A.M.I., a Tennessee corporation, and Lamar Williams

3.3 +	Amended and Restated Certificate of Incorporation	(g)

3.4 +	Bylaws of the Company	(h)

10.52+	1998 Performance Award Plan of the Company	(i)

10.62+	Form of Employment Agreement by and between the Company and each of David Moore and Dennis Devereux	(j)

10.63+	Form of Employment Agreement by and between the Company and each of Dennis Beal, Beth Wilson, Mary Barry, Nolan Miura and Stan Mortensen	(j)

10.66+	Asset Purchase Agreement, dated as of December 17, 2002, by and among Corinthian Colleges, Inc., Learning Tree University, Inc., a California nonprofit public benefit corporation, LTU Extension, Inc., a California corporation and Michael Gould	(k)

10.67+	First Amended and Restated Credit Agreement, dated as of August 15, 2003, among Corinthian Colleges, Inc., Corinthian Canada Acquisition, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canadian Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, Union Bank of California, N.A., as Syndication Agent, U.S. Bank National Association and JPMorgan Chase Bank, as Co-Documentation Agents, each Lender from time to time party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(l)

10.68+	2003 Performance Award Plan of the Company	(m)

Exhibit Number	Description of Exhibit	Incorporation Reference
10.69+	Executive Deferral Plan of the Company	(n)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:
(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2002.
(b)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.
(c)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.
(d)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.
(e)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.
(f)	Incorporated by reference to Exhibit 2.3 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.
(g)	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 10, 2004.
(h)	Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-59505) as filed with the Securities and Exchange Commission on July 21, 1998.
(i)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.
(j)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2002.
(k)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 14, 2003.
(l)	Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2003.
(m)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 10, 2004.
(n)	Incorporated by reference to Exhibit 4 of the Company’s Form S-8 filed with the Securities and Exchange Commission on August 3, 2004.
‡	The exhibits and schedules to the A.M.I. Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted exhibit or schedule.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/s/ DAVID G. MOORE	By:	/s/ DENNIS N. BEAL
	David G. Moore Chairman of the Board and Chief Executive Officer (Principal Executive Officer) September 13, 2004		Dennis N. Beal Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) September 13, 2004

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

Signature	Title	Date

/s/ DAVID G. MOORE David G. Moore	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	September 13, 2004

/s/ PAUL ST. PIERRE Paul St. Pierre	Director	September 13, 2004

/s/ LOYAL WILSON Loyal Wilson	Director	September 13, 2004

/s/ JACK D. MASSIMINO Jack D. Massimino	Director	September 13, 2004

/s/ LINDA AREY SKLADANY Linda Arey Skladany	Director	September 13, 2004

/s/ MICHAEL P. BERRY Michael P. Berry	Director	September 13, 2004

/s/ HANK ADLER Hank Adler	Director	September 13, 2004

CORINTHIAN COLLEGES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2002	$7,191	$16,869	$(16,763)	$7,297
Year ended June 30, 2003	7,297	18,418	(15,353)	10,362
Year ended June 30, 2004	10,362	30,224	(21,278)	19,308
Student notes receivable:
Year ended June 30, 2002	$425	$1,659	$(1,330)	$754
Year ended June 30, 2003	754	1,452	(1,285)	921
Year ended June 30, 2004	921	483	107	1,511

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Incorporation Reference
2.1+	Stock Purchase and Sale Agreement, dated as of April 10, 2002, among Corinthian Colleges, Inc., Wyo-Tech Acquisition Corp., Allied Capital Corporation and David Grenat, excluding exhibits, appendices and schedules thereto	(a)

2.2+	Stock Purchase and Sale Agreement, dated as of June 9, 2003, by and among Corinthian Colleges, Inc., Career Choices, Inc., Lombard North American Partners, L.P., Kenneth Years, Alexander Hehmeyer, Paul Rerucha, Nancy Rerucha, Wallace Wright, Lane Hart, Hamilton Oswald, Kimberly Lothyan, Guy Bell, Amy Kuntz, Michael Sherbourne, Joseph File, Howard Jessup and William Calvert, excluding exhibits, appendices and schedules thereto	(b)

2.3+	Asset Purchase Agreement, dated as of June 4, 2003, by and among Wyo-Tech Acquisition Corp., East Coast Aero Tech, LLC, Samuel R. Morgan III and William S. McLaughlin, excluding exhibits, appendices and schedules thereto	(c)

2.4+	Support Agreement, dated as of June 23, 2003, by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc. and CDI Education Corporation	(d)

2.5+	Lock-up Agreement by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc., 1234512 Ontario Inc., 2020584 Ontario Limited and Bruce McKelvey, excluding certain of the schedules thereto	(e)

2.6+	Indemnity Agreement, dated as of June 23, 2003, by and among A. Bruce McKelvey, 1234512 Ontario Inc., Golconda Inc., CDI Education Corporation, Corinthian Colleges, Inc. and Corinthian Canada Acquisition Inc., excluding the schedule thereto	(f)

2.7‡	Asset Purchase Agreement, dated as of June 17, 2004, by and among Florida Metropolitan University, Inc., A.M.I., a Tennessee corporation, and Lamar Williams

3.3 +	Amended and Restated Certificate of Incorporation	(g)

3.4 +	Bylaws of the Company	(h)

10.52+	1998 Performance Award Plan of the Company	(i)

10.62+	Form of Employment Agreement by and between the Company and each of David Moore and Dennis Devereux	(j)

10.63+	Form of Employment Agreement by and between the Company and each of Dennis Beal, Beth Wilson, Mary Barry, Nolan Miura and Stan Mortensen	(j)

10.66+	Asset Purchase Agreement, dated as of December 17, 2002, by and among Corinthian Colleges, Inc., Learning Tree University, Inc., a California nonprofit public benefit corporation, LTU Extension, Inc., a California corporation and Michael Gould	(k)

10.67+	First Amended and Restated Credit Agreement, dated as of August 15, 2003, among Corinthian Colleges, Inc., Corinthian Canada Acquisition, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canadian Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, Union Bank of California, N.A., as Syndication Agent, U.S. Bank National Association and JPMorgan Chase Bank, as Co-Documentation Agents, each Lender from time to time party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(l)

10.68+	2003 Performance Award Plan of the Company	(m)

Exhibit Number	Description of Exhibit	Incorporation Reference
10.69+	Executive Deferral Plan of the Company	(n)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:
(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2002.
(b)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.
(c)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.
(d)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.
(e)	Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.
(f)	Incorporated by reference to Exhibit 2.3 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.
(g)	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 10, 2004.
(h)	Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-59505) as filed with the Securities and Exchange Commission on July 21, 1998.
(i)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.
(j)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2002.
(k)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 14, 2003.
(l)	Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2003.
(m)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 10, 2004.
(n)	Incorporated by reference to Exhibit 4 of the Company’s Form S-8 filed with the Securities and Exchange Commission on August 3, 2004.
‡	The exhibits and schedules to the A.M.I. Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted exhibit or schedule.