Form 10-Q
period 2004-09-30
CORINTHIAN COLLEGES INC
filed 2004-11-09
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes  ☒    No  ☐

At November 2, 2004, there were 90,435,811 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the First Quarter Ended September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	September 30, 2004
	(In thousands) (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,699	$54,586
Restricted cash	10	10
Accounts receivable, net of allowance for doubtful accounts of $19,308 and $20,627 at June 30, 2004 and September 30, 2004, respectively	66,232	74,735
Student notes receivable, net of allowance for doubtful accounts of $769 and $538 at June 30, 2004 and September 30, 2004, respectively	1,853	2,056
Deferred income taxes	14,874	14,874
Prepaid expenses and other current assets	34,671	29,968

Total current assets	164,339	176,229
PROPERTY AND EQUIPMENT, net	130,965	141,314
OTHER ASSETS:
Goodwill, net	197,547	209,557
Other intangibles, net	52,761	53,061
Student notes receivable, net of allowance for doubtful accounts of $742 and $993 at June 30, 2004 and September 30, 2004, respectively	1,934	2,169
Deposits and other assets	5,447	6,789

TOTAL ASSETS	$552,993	$589,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,830	$24,017
Accrued compensation and related liabilities	28,462	24,869
Accrued expenses	12,579	15,916
Income tax payable	—	5,713
Prepaid tuition	37,614	44,676
Current portion of capital lease obligations	614	517
Current portion of long-term debt	146	149

Total current liabilities	102,245	115,857
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,406	12,360
LONG-TERM DEBT, net of current portion	46,366	48,244
DEFERRED INCOME TAXES	27,150	27,150
OTHER LIABILITIES	6,871	8,027
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized and 90,305 shares and 90,381 shares issued and outstanding at June 30, 2004 and September 30, 2004, respectively	9	9
Additional paid-in capital	126,339	128,964
Deferred compensation	—	(1,377)
Retained earnings	231,603	249,839
Accumulated other comprehensive income (loss)	4	46

TOTAL STOCKHOLDERS’ EQUITY	357,955	377,481

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,993	$589,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2003	2004
	(In thousands, except per share data)
	(Unaudited)
NET REVENUES	$169,163	$229,696
OPERATING EXPENSES:
Educational services	84,922	123,578
General and administrative	14,674	19,824
Marketing and advertising	36,889	55,876

Total operating expenses	136,485	199,278

INCOME FROM OPERATIONS	32,678	30,418
Interest (income)	(262)	(477)
Interest expense	606	930
Other (income) expense	(69)	(177)

INCOME BEFORE PROVISION FOR INCOME TAXES	32,403	30,142
Provision for income taxes	13,025	11,906

NET INCOME	$19,378	$18,236

Income per common share:
Basic	$0.22	$0.20

Diluted	$0.21	$0.20

Weighted average number of common shares outstanding:
Basic	87,807	90,353

Diluted	93,515	92,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2003	2004
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,378	$18,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,370	7,286
Tax benefit of stock options exercised	4,079	105
Stock-based compensation	—	29
Minority interest	(53)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,637	(5,695)
Student notes receivable	(247)	(438)
Prepaid expenses and other assets	(4,176)	4,106
Accounts payable	(1,932)	817
Accrued expenses	771	(2,986)
Income taxes payable	2,680	5,703
Prepaid tuition	1,639	5,775
Other long-term liabilities	255	(292)

Net cash provided by operating activities	31,401	32,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	(92,687)	(9,283)
Capital expenditures, net of disposals	(9,468)	(15,841)
Sales of marketable securities, net	3,897	—

Net cash (used in) investing activities	(98,258)	(25,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	50,162	—
Principal repayments on capital lease obligations and long-term debt	(2,103)	(1,015)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	4,293	1,114

Net cash provided by financing activities	52,352	99

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	26	266

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,479)	7,887
CASH AND CASH EQUIVALENTS, beginning of period	35,901	46,699

CASH AND CASH EQUIVALENTS, end of period	$21,422	$54,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$6,957	$1,810

Interest expense	$504	$933

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$137,277	$11,704
Net cash used in acquisitions	(92,687)	(9,283)

Liabilities assumed or incurred	$44,590	$2,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note 1 – The Company and Basis of Presentation

As of September 30, 2004, Corinthian Colleges, Inc. (the “Company”) operated 91 schools and colleges in the for profit, post-secondary education industry in the United States, and 45 colleges (including 10 colleges scheduled to close in fiscal 2005) and 15 training centers in 7 Canadian provinces. All of the Company’s schools grant either degrees (associate, bachelor and master) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online and is approved to offer 14 accredited degrees to exclusively online students.

Effective August 2, 2004, the Company acquired substantially all of the assets of AMI Inc. (“AMI”). AMI operates one campus in Daytona Beach, Florida that offers programs in the motorcycle, marine, and personal watercraft technician fields. The acquisition of AMI was accounted for using the purchase method of accounting and its results of operations are included in the Company’s consolidated results of operations since its acquisition date.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2004 consolidated financial statements of the Company included in the Company’s 2004 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

The condensed consolidated financial statements as of September 30, 2004 and June 30, 2004 and for the three months ended September 30, 2004 and 2003 are consolidated and include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain amounts for the prior periods have been reclassified to conform to fiscal 2005 financial statement presentation.

Note 2 – Stock Split

On February 18, 2004, the Company authorized a two-for-one stock split of its common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information has been retroactively restated to reflect the stock split.

Note 3 – Stock Based Compensation

Restricted Stock

In November 2003, the Company’s stockholders approved the Company’s 2003 Performance Award Plan (the “2003 Plan”), which authorized the issuance of restricted stock awards to executive officers and other employees of the Company. The restricted stock awards vest over a period of four years. The Company has awarded a total of 123,729 restricted shares to employees in accordance with provisions of the 2003 plan. The shares were valued based on the market price on the date of grant. The Company recognized compensation expense for the plan of $29,000 during the three month period ended September 30, 2004. The deferred portion of the awards is reflected as a component of Stockholders’ Equity entitled “Deferred Compensation.”

Stock Options

The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended September 30,
	2003	2004
	(In thousands, except per share data) (Unaudited)
Net income, as reported	$19,378	$18,236
Stock-based compensation included in net income	—	29
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(2,739)	(4,000)

Pro forma net income	$16,639	$14,265

Basic earnings per share:
As reported	$0.22	$0.20
Pro forma	$0.19	$0.16
Diluted earnings per share:
As reported	$0.21	$0.20
Pro forma	$0.18	$0.15

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option, stock appreciation grant, and other common stock-based securities was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended September 30,
	2003	2004
Risk-free rate	5.17%	4.01%
Expected years until exercise	7 years	7 years
Expected stock volatility	41%	109%
Expected dividends	$—	$—

Note 4 – Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted shares.

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands):

	Three Months Ended September 30,
	2003	2004
Basic common shares outstanding	87,807	90,353
Effects of dilutive securities:
Stock options and restricted stock awards	5,708	1,824

Diluted common shares outstanding	93,515	92,177

Note 5 – Common Stock

Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

Note 6 – Acquisitions

Fiscal 2004

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

The following table provides unaudited pro forma financial data for the Company reflecting the completion of the fiscal year 2004 acquisitions as if they had occurred July 1, 2003. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results of operations for the prior period reflect an increase in interest expense related to debt used to fund the acquisitions.

	Three Months Ended September 30,
	(In thousands, except per share data) (Unaudited)
	2003	2004
Net revenue	$181,283	$229,696
Net income	$17,417	$18,236
Earnings per share - basic	$0.20	$0.20
Earnings per share - diluted	$0.19	$0.20

Fiscal 2005

Effective August 2, 2004, the Company acquired substantially all of the assets of AMI Inc. (“AMI”). AMI operates one campus in Daytona Beach, Florida, which offers programs in the motorcycle, marine and personal watercraft technician fields. The cash purchase price was approximately $11.0 million and the assumption of certain liabilities of approximately $0.5 million. The Company is currently conducting studies to determine the amount that is assignable to other intangible assets, such as curriculum under SFAS No. 141. The Company purchased AMI to enter into the growing field of motorcycle, marine and personal watercraft technician fields and adds to the Company’s growing transportation-related technical curricula, providing the Company with an additional platform for growth and enhancement of its technology programs. AMI offers accredited diploma programs to prepare students to become motorcycle, marine and personal watercraft technicians. AMI also offers specialized motorcycle technician and dealership management programs. The acquisition was accounted for using the purchase method of accounting and AMI’s results of operations are included in the consolidated results of operations of the Company since August 2, 2004, its acquisition date.

Note 7 – Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30
	2003	2004
Net income	$19,378	$18,236
Foreign currency translation adjustments	(17)	42

Comprehensive income	$19,361	$18,278

Note 8 – Impairment, Facility Closing, and Severance Charges

During fiscal 2004, the Company implemented a plan to streamline operations at several of its divisions, including the recently acquired CDI. The plan primarily included closing two LTU campuses and 10 CDI campuses. In addition, the Company reviewed the long-lived assets and goodwill related to these closures for possible impairment in accordance with SFAS 142 and SFAS 144. Based on the results of the review, the Company recognized a pre-tax impairment, facility closing, and severance charge of $6.4 million in fiscal 2004 ($3.2 million in the quarter ended March 31, 2004 and $3.2 million in the quarter ended June 30, 2004). The fair value of the remaining goodwill was based on the Company’s estimate of discounted future cash flows.

The table below summarizes the liability and activity for the quarter ended September 30, 2004 (in thousands), relating to the impairment, facility closing and severance charges:

	Goodwill & Intangible Asset Impairment	Fixed Asset Write- offs	Severance and Benefits	Facility Related	Other Charges	Total
Balance at June 30, 2004	$—	$—	$919	$6,975	$—	$7,894
Charges	—	482	670	—	—	1,152
Cash payments	—	—	(536)	(626)	—	(1,162)
Asset writedowns	—	(482)	—	—	—	(482)

Balance at September 30, 2004	$—	$—	$1,053	$6,349	$—	$7,402

The accrual for severance and benefits is reflected in accounts payable. The accrual for lease payments on vacated facilities is reflected in accounts payable and other long-term liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012.

Note 9 – Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2003	2004
Revenues from unaffiliated customers
U.S. operations	$160,477	$204,087
Canadian operations	$8,686	$25,609

Consolidated	$169,163	$229,696

Long-lived assets
U.S. operations	$289,445	$351,057
Canadian operations	$56,340	$61,833

Consolidated	$345,785	$412,890

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 10 – Commitments and Contingencies

In the ordinary conduct of the business, the Company and its colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

Subject to completing definitive documentation, the Company has tentatively settled the matter entitled Montoya v. Corinthian Schools, Inc., et al., for an immaterial amount.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company was served with another putative class action complaint entitled Jennifer Baker et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) and that FMU credits are not transferable to other institutions. Plaintiffs seek certification of the lawsuits as a class action and recovery of compensatory damages and attorneys’ fees under Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Company believes the complaints are without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in all three cases, and the court has granted the Company’s motion in the Satz case. The motions in the other two cases are pending. Additionally, due to improper activities by Plaintiff Satz and by his attorney, Peter Price, the Company has filed a complaint in arbitration against Satz before the American Arbitration Association alleging breach of contract and seeking declaration relief and has filed a lawsuit against Price captioned Corinthian Colleges, Inc., Rhodes Colleges, Inc., and Florida Metropolitan University, Inc., v. Peter N. Price, in Orange

County California Superior Court, alleging defamation, tortious interference with contractual and economic relationships, and tortious interference with prospective contractual and economic relationships. The case against Price was dismissed by the Orange County Superior Court following Price’s motion to strike the complaint based on California’s Anti-SLAPP statute. The Company is appealing that ruling.

Since July 8, 2004, various putative class action lawsuits have been filed in the United States District Court for the Central District of California by certain alleged purchasers of our common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. The cases purportedly are brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through either June 23, 2004 or July 30, 2004, depending on the complaint. The complaints allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the SEC, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the respective plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On November 5, 2004, a lead plaintiff was chosen and these cases will now be consolidated into one action. The Company believes the complaints are without merit and intends to vigorously defend the Company and its current and former executive officers against them.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni and the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the foregoing securities class action complaints. The Collet and Davila cases have now been consolidated into one action. The Company believes the complaints are without merit and intends to vigorously defend the Company’s directors and current and former executive officers against them.

On July 21, 2004, the Company’s representatives voluntarily met with personnel from the California Attorney General’s office and provided them with information they had requested regarding three previously settled lawsuits. On September 27, the Attorney General’s Office requested that the Company provide additional documents regarding three of its California Bryman Colleges and certain other general Company policies and procedures. The Attorney General’s office has not asserted any claims against the Company and it is cooperating with the inquiry.

On September 16, 2004, the Company was notified by the Securities and Exchange Commission (the “SEC”) that it had initiated an informal inquiry regarding the Company. The Company is cooperating with the SEC in its inquiry. There can be no assurance, however, that the ultimate outcome of the SEC inquiry will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, intangible assets, deferred taxes, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. Revenues consist primarily of tuition and fees derived from courses taught in our colleges, schools, and training centers. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying condensed consolidated balance sheets as this amount is expected to be earned within the next year. Revenue is recognized for CDI Corporate Education division using the percentage of completion method for long duration service contracts and as services are provided for short duration programs.

Students attending our post-secondary institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs) or (ii) ”courses” leading to an associate, bachelor or master degree. Costs of “programs” or credit hours for “courses” are clearly identified in our enrollment agreements. At the start of each student’s respective “program” or “course” of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or course. We recognize revenue from tuition and fees on a straight-line basis over the relevant period attended by the student of the applicable course or program of study. If a student withdraws from an institution, we cease the recognition of revenue and the paid but unearned portion of the student tuition is refunded. Additionally, to ensure the delivery of education has occurred, either attendance is taken or academic events are conducted at appropriate intervals to ensure that the student is completing his or her field of study within the acceptable time period.

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

Stock-based Compensation. We account for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Stock-based employee compensation cost reflected in net income relates to grants of restricted stock awards to our officers and other executives. We recognize compensation cost on these restricted stock awards over the vesting period of the award (generally four years). The compensation expense related to the deferred portion of the awards is reflected as “Deferred Compensation” and included as a component of Stockholders’ Equity. All common stock options are accounted for using the fixed accounting method and have an exercise price equal to the market value of the underlying common stock on the date of grant.

Results of Operations

Comparisons of results of operations between the first three months of fiscal 2005 and the first three months of fiscal 2004 are affected by the acquisition of AMI Inc. (“AMI”) and its campus on August 2, 2004, as well as the opening of 11 branch campuses since the first quarter of fiscal 2004. Additionally, we acquired CDI and its 45 campuses and 15 training centers on August 19, 2003, Career Choices and its 10 campuses on August 1, 2003 and ECAT and its 1 campus on August 6, 2003, and their results of operations are included in the consolidated results of operations since their respective acquisition dates. At September 30, 2004, we operated 136 campuses (including 10 colleges scheduled to close in fiscal 2005) and 15 training centers, compared to 126 campuses and 17 training centers at September 30, 2003. The following table summarizes our operating results as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,
	2003	2004
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%

Operating expenses:
Educational services	50.2	53.8
General and administrative	8.7	8.7
Marketing and advertising	21.8	24.3

Total operating expenses	80.7	86.8

Income from operations	19.3	13.2
Interest (income)	(0.2)	(0.2)
Interest expense	0.3	0.4
Other income	—	(0.1)

Income before provision for income taxes	19.2	13.1
Provision for income taxes	7.7	5.2

Net income	11.5%	7.9%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Revenues. Net revenues increased $60.5 million, or 35.8%, from $169.2 million in the first quarter of fiscal 2004 to $229.7 million in the first quarter of fiscal 2005, due primarily to a 22.4% increase in total student population and a 1.7% increase in the average tuition rate per student. At September 30, 2004, student population was 70,500, compared with 57,580 at September 30, 2003. Revenues in same schools increased 18.4% for the first quarter of fiscal 2005 and reflect a 13.3% increase in same school student population and a 4.1% increase in the average tuition rate per student in same schools. We define same schools as those colleges, schools, and training centers that have been owned and operated by us for four full quarters. Core growth in revenues increased 23.3% in the first quarter of fiscal 2005 ended September 30, 2004. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools, and training centers acquired within the last four full quarters. Total student starts increased 22.7% to 28,111 for the first quarter of fiscal 2005 when compared to the first quarter of last year. Same school student starts increased 10.2% as of September 30, 2004 when compared to first quarter of fiscal 2004. Net revenues also increased as a result of opening 11 branch campuses and acquiring 1 campus since September 30, 2003, as well as the acquisitions of 71 campuses and training centers in August 2003.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 50.2% of revenues in the first quarter of fiscal 2004 to 53.8% of revenues in the first quarter of fiscal 2005. The increase, as a percent of revenues, was due primarily to increases in salaries and wages, as well as rent, occupancy cost, depreciation and amortization as we seek to absorb the increase in capacity we added in fiscal 2004. Bad debt expense for the first quarter of fiscal 2005 amounted to $11.2 million and 4.9% of net revenues, compared to $6.3 million or 3.7% of net revenues for the first quarter of fiscal 2004. Educational services expenses increased $38.7 million, or 45.5%, from $84.9 million in the first quarter of fiscal 2004 to $123.6 million in the first quarter of fiscal 2005. Additionally, the increase in educational services expenses was attributable to the acquisitions made in August 2003. Accordingly, the results of operations for the first quarter of fiscal 2004 included these campuses since their respective dates of acquisition. Educational services expenses increased due to expenses required to support the 35.8% increase in revenue and costs related to the 11 new branch campuses and 1 acquired campus opened since September 30, 2003. Additionally, during the first quarter, 34 new programs were adopted into existing schools, including 27 program adoptions into our campuses in the U.S. and 7 program adoptions into our campuses in Canada.

General and Administrative. General and administrative expenses include incentive bonuses, corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses were 8.7% of revenues in both the first quarter of fiscal 2004 and the first quarter of fiscal 2005. General and administrative expenses increased $5.1 million, or 35.1%, from $14.7 million in the first quarter of fiscal 2004 to $19.8 million in the first quarter of fiscal 2005. The increase was primarily due to additional headquarters staff required to support the 35.8% increase in revenues, 22.4% increase in student population and to support the 11 new branch campus openings and 1 acquired campus since September 30, 2003.

Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expense increased from 21.8% of revenues in the first quarter of fiscal 2004 to 24.3% of revenues for the first quarter of fiscal 2005. Marketing and advertising expenses increased $19.0 million, or 51.5%, from $36.9 million in the first quarter of fiscal 2004 to $55.9 million in the first quarter of fiscal 2005. The increase in marketing and advertising expenses resulted in a 22.7% increase in total student starts and a 10.2% increase in same school student starts during the first quarter of fiscal 2005. The increase in marketing and advertising expenses was also due to the acquisitions made in the first quarter of fiscal 2004, as well as the additional staffing and increased volume of advertising required to support the 11 new branch campus openings and 1 acquired campus since September 30, 2003. Marketing and advertising expenses as a percentage of revenues as compared with the first quarter of fiscal 2004 increased as a result of additional advertising expense incurred in Florida and Canada. In Florida, we incurred additional costs to attract students to our FMU campuses and to FMU online and to offset the impact of negative press arising from the lawsuit filed against us in Florida during the third quarter of fiscal 2004. We also increased our investment in Canadian advertising as we continue to establish CDI as the education provider of choice in Canada.

Income from Operations. Income from operations decreased 6.9% from $32.7 million in the first quarter of fiscal 2004 to $30.4 million in the first quarter of fiscal 2005. As a percentage of net revenues, income from operations decreased from 19.3% of revenues in the first quarter of fiscal 2004 to 13.2% of revenues for the first quarter of fiscal 2005.

Interest (Income) Expense, net. Interest expense (net of interest income of $0.5 million) amounted to $0.5 million in the first quarter of fiscal 2005. In the same period of the prior year, interest expense (net of interest income of $0.3 million) amounted to $0.3 million. The increase in net interest expense compared to the prior year is primarily due to an increase in interest expense related to capital lease obligations and debt incurred to acquire Career Choices, ECAT and CDI in August 2003, and a decrease in interest earning investments due to cash used to fund acquisitions.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the first quarter of fiscal 2005 compared to 40.2% in the first quarter of fiscal 2004.

Net Income. Net income decreased $1.1 million from $19.4 million in the first quarter of fiscal 2004 to $18.2 million in the first quarter of fiscal 2005. As a percentage of net revenues, net income decreased from 11.5% of revenues in the first quarter of fiscal 2004 to 7.9% of revenues for the first quarter of fiscal 2005.

Income per Share. Diluted earnings per common share for the first quarter of fiscal 2005 decreased 4.8% to $0.20 per diluted common share compared to $0.21 per diluted common share for the first quarter of fiscal 2004. On February 18, 2004, we authorized a two-for-one stock split of our common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information has been retroactively restated to reflect the stock split.

Seasonality and Other Factors Affecting Quarterly Results

Our net revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges, schools, and training centers have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. More importantly, quarterly results may be impacted based on the timing and extent of new acquisitions, new branch openings, relocations and remodels, new program adoptions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

On August 15, 2003, we amended our credit facility, and increased it to $235 million, of which $185 million is a domestic facility and $50 million is a Canadian facility. The amended credit agreement expires in August 2006. The amended credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letter of credit issuances of up to $25 million for domestic letters of credit and $10 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate, plus a margin of 0% to 0.25% depending on our consolidated leverage ratio as defined in the agreement. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, Department of Education financial responsibility composite score ratio, and limitations on long-term student notes receivable. As of September 30, 2004, we were in compliance with all of the covenants. As of September 30, 2004, the credit facility had borrowings outstanding of $46.9 million and approximately $25.7 million was used to support performance bonds and standby letters of credit. The amended credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $60.4 million as of September 30, 2004 and $62.1 million as of June 30, 2004 and the current ratios were 1.5:1 and 1.6:1, respectively. During the first quarter of fiscal 2005, we completed the acquisition of AMI. The purchase price was approximately $11.0 million, net of cash acquired, and was funded with cash on hand. In August 2003, during the first quarter of fiscal 2004, we completed the acquisitions of 71 campuses and training centers in three separate transactions with East Coast Aero Tech, Career Choices, and CDI. The combined cash purchase price of the three acquisitions was funded with cash on hand and borrowings of approximately $50 million from the credit facility.

Cash flows provided by operating activities amounted to $32.6 million in the first three months of fiscal 2005 compared to $31.4 million provided by operating activities in the same period of fiscal 2004. The increase in cash provided by operating activities for the first three months of fiscal 2005 compared to the first three months of fiscal 2004 was primarily due to depreciation, amortization and timing differences of cash receipts and payments related to operating assets and liabilities.

Cash flows used in investing activities amounted to $25.1 million in the first three months of fiscal 2005 compared to cash flows used in investing activities of $98.3 million in the first three months of fiscal 2004. Cash was used in the first quarter of fiscal 2005 to acquire AMI for $9.3 million, net of cash received. Cash used in investing activities in the first quarter of fiscal 2004 was primarily due to the acquisitions of ECAT, Career Choices, and CDI. Capital expenditures increased to approximately $15.8 million in the first three months of fiscal 2005 compared to $9.5 million in the same period in fiscal 2004. Capital expenditures in fiscal 2005 were incurred, primarily, for relocations, remodels and enlargements of existing campuses, to construct new branch campuses, and to fund information systems expenditures. We expect capital expenditures to be approximately $70 million for fiscal 2005.

Cash flows provided by financing activities for the first three months of fiscal 2005 amounted to approximately $0.1 million compared to $52.4 million for the first three months of fiscal 2004. The decrease in cash provided by financing activities in the first three months of fiscal 2005 compared to the same period last year, was due primarily to a reduction in our borrowings on our line of credit and fewer stock option exercises. We funded our cash needs through cash flow provided from operations.

Off-Balance Sheet Arrangements

As of September 30, 2004, future minimum cash payments due under contractual obligations, including our credit agreement, mortgages, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period
Contractual Obligations	Total	0-3 years	4-5 years	More than 5 years
	(In thousands)
Long-Term Debt	$49,395	$49,395	$—	$—
Capital Lease Obligations	28,916	4,936	3,182	20,798
Operating Lease Obligations	430,945	180,486	98,041	152,418

Total	$509,256	$234,817	$101,223	$173,216

The United States DOE requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, certain Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of September 30, 2004, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks. As of September 30, 2004, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $48.4 million and capital lease obligations of $12.9 million, and (ii) student notes receivable, net, in the aggregate amount of $4.2 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates. A portion of our operations consists of an investment in a foreign subsidiary. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures on an ongoing basis. Based on these evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 to the attached condensed consolidated financial statements regarding Commitments and Contingencies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 10.1	Form of Stock Option Award Agreement for Stock Options issued to Directors of the Company

Exhibit 10.2	Form of Stock Option Award Agreement for Stock Options issued to Executive Officers of the Company

Exhibit 10.3	Form of Restricted Stock Unit (“RSU”) Award Agreement for RSUs awarded to Executive Officers of the Company

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

November 8, 2004	/s/ DAVID G. MOORE
David G. Moore
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 8, 2004	/s/ DENNIS N. BEAL
Dennis N. Beal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)