Form 10-Q
period 2004-12-31
CORINTHIAN COLLEGES INC
filed 2005-02-09
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

At January 27, 2005, there were 90,742,927 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Second Quarter Ended December 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2004
		(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,699	$30,855
Restricted cash	10	10
Short-term investments	—	41,800
Accounts receivable, net of allowance for doubtful accounts of $19,308 and $22,544 at June 30, 2004 and December 31, 2004, respectively	66,232	73,345
Student notes receivable, net of allowance for doubtful accounts of $769 and $830 at June 30, 2004 and December 31, 2004, respectively	1,853	2,167
Deferred income taxes	14,874	14,874
Prepaid expenses and other current assets	34,671	34,078

Total current assets	164,339	197,129
PROPERTY AND EQUIPMENT, net	130,965	153,268
OTHER ASSETS:
Goodwill, net	197,547	207,120
Other intangibles, net	52,761	55,171
Student notes receivable, net of allowance for doubtful accounts of $742 and $1,178 at June 30, 2004 and December 31, 2004, respectively	1,934	2,724
Deposits and other assets	5,447	6,438

TOTAL ASSETS	$552,993	$621,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,830	$28,029
Accrued compensation and related liabilities	28,462	37,178
Accrued expenses	12,579	18,550
Prepaid tuition	37,614	43,840
Current portion of capital lease obligations	614	244
Current portion of long-term debt	146	153

Total current liabilities	102,245	127,994
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,406	12,313
LONG-TERM DEBT, net of current portion	46,366	47,281
DEFERRED INCOME TAXES	27,150	27,150
OTHER LIABILITIES	6,871	6,323
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized and 90,305 shares and 90,611 shares issued and outstanding at June 30, 2004 and December 31, 2004, respectively respectively	9	9
Additional paid-in capital	126,339	132,658
Deferred compensation	—	(2,444)
Retained earnings	231,603	270,532
Accumulated other comprehensive income (loss)	4	34

TOTAL STOCKHOLDERS’ EQUITY	357,955	400,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,993	$621,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
	(In thousands, except per share data) (Unaudited)
NET REVENUES	$200,648	$248,141	$369,811	$477,837
OPERATING EXPENSES:
Educational services	103,594	133,158	188,516	256,736
General and administrative	16,936	23,018	31,610	42,842
Marketing and advertising	43,034	57,650	79,923	113,526

Total operating expenses	163,564	213,826	300,049	413,104

INCOME FROM OPERATIONS	37,084	34,315	69,762	64,733
Interest (income)	(360)	(717)	(622)	(1,194)
Interest expense	763	982	1,369	1,912
Other (income) expense, net	(12)	(155)	(81)	(332)

INCOME BEFORE PROVISION FOR INCOME TAXES	36,693	34,205	69,096	64,347
Provision for income taxes	14,751	13,512	27,776	25,418

NET INCOME	$21,942	$20,693	$41,320	$38,929

Income per common share:
Basic	$0.25	$0.23	$0.47	$0.43

Diluted	$0.23	$0.22	$0.44	$0.42

Weighted average number of common shares outstanding:
Basic	88,926	90,500	88,366	90,426

Diluted	93,950	92,798	93,730	92,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2003	2004
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,320	$38,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,973	15,365
Tax benefit of stock options exercised	16,067	867
Stock-based compensation	—	145
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,693)	(3,560)
Student notes receivable, net	(345)	(1,104)
Prepaid expenses and other assets	(8,019)	(470)
Accounts payable	(1,356)	4,597
Accrued expenses, compensation and related benefits	466	11,807
Prepaid tuition	610	4,309
Other long-term liabilities	(1,585)	(647)

Net cash provided by operating activities	55,438	70,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	(101,318)	(9,082)
Capital expenditures, net of disposals	(27,481)	(33,514)
Sales of (investments in) marketable securities, net	3,897	(41,800)

Net cash (used in) investing activities	(124,902)	(84,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	50,961	—
Principal repayments on capital lease obligations and long-term debt	(7,631)	(4,934)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	13,252	2,863

Net cash (used in) provided by financing activities	56,582	(2,071)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	79	385

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,803)	(15,844)
CASH AND CASH EQUIVALENTS, beginning of period	35,901	46,699

CASH AND CASH EQUIVALENTS, end of period	$23,098	$30,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$12,855	$20,455

Interest expense	$1,241	$1,909

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$140,160	$11,704
Net cash used in acquisitions	(101,318)	(9,082)

Liabilities assumed or incurred	$38,842	$2,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Note 1 – The Company and Basis of Presentation

As of December 31, 2004, Corinthian Colleges, Inc. (the “Company”) operated 91 schools and colleges in the for profit, post-secondary education industry in the United States, and 45 colleges (including 10 colleges scheduled to close in fiscal 2005) and 15 training centers in 7 Canadian provinces. All of the Company’s schools grant either degrees (associate’s, bachelor’s and master’s) or diplomas and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online and is approved to offer 14 accredited degrees to exclusively online students.

Effective August 2, 2004, the Company acquired substantially all of the assets of A.M.I., Inc. (“AMI”). AMI operates one campus in Daytona Beach, Florida that offers programs in the motorcycle, marine, and personal watercraft technician fields. The acquisition of AMI was accounted for using the purchase method of accounting and its results of operations are included in the Company’s consolidated results of operations since its acquisition date.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2004 consolidated financial statements of the Company included in the Company’s 2004 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

The unaudited condensed consolidated financial statements as of December 31, 2004 and June 30, 2004 and for the three and six months ended December 31, 2004 and 2003 are consolidated and include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Stock Based Compensation

Restricted Stock

In November 2003, the Company’s stockholders approved the Company’s 2003 Performance Award Plan (the “2003 Plan”), which authorized the issuance of restricted stock awards to executive officers and other employees of the Company. The restricted stock awards vest over a period of four years. The Company has awarded a total of 189,728 restricted shares to employees in accordance with provisions of the 2003 plan. The shares were valued based on the market price on the date of grant. The Company recognized compensation expense for the plan of $145,000 during the six month period ended December 31, 2004. The deferred portion of the awards is reflected as a component of Stockholders’ Equity entitled “Deferred Compensation.”

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
	(In thousands, except per share data) (Unaudited)
Net income, as reported	$21,942	$20,693	$41,320	$38,929
Stock-based compensation included in net income above	—	29	—	145
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(3,471)	(4,423)	(6,210)	(8,540)

Pro forma net income	$18,471	$16,299	$35,110	$30,534

Basic earnings per share:
As reported	$0.25	$0.23	$0.47	$0.43
Pro forma	$0.21	$0.18	$0.40	$0.34
Diluted earnings per share:
As reported	$0.23	$0.22	$0.44	$0.42
Pro forma	$0.20	$0.18	$0.37	$0.33

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option and other common stock-based securities were estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
Risk-free rate.	5.15%	3.86%	5.16%	3.89%
Expected years until exercise	7 years	7 years	7 years	7 years
Expected stock volatility	35%	113%	38%	110%
Expected dividends	$—	$—	$—	$—

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
Basic common shares outstanding	88,926	90,500	88,366	90,426
Effects of dilutive securities:
Stock options and restricted stock units	5,024	2,298	5,364	2,083

Diluted common shares outstanding	93,950	92,798	93,730	92,509

Note 5 – Common Stock

Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

Note 6 – Marketable Securities

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for- sale are reported in earnings based on the adjusted cost of the specific security sold. At December 31 and June 30, 2004, the unrealized loss on available-for-sale securities was immaterial.

Note 7 – Acquisitions

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

During the fiscal year ended June 30, 2004, the Company acquired substantially all of the assets of East Coast Aero Tech, LLC (“ECAT”). ECAT operated one campus in Massachusetts, which offers programs in the aviation maintenance technology field. The cash purchase price was approximately $3.2 million, subject to certain balance sheet adjustments. ECAT marks the Company’s entry into the growing field of aviation maintenance technology training, providing Corinthian with an additional platform for growth and enhancement of its technology programs. It offers accredited programs in airframe and powerplant technology, which prepare students to become Federal Aviation Administration (FAA) certified Aviation Maintenance Technicians. The acquisition was accounted for using the purchase method of accounting and ECAT’s results of operations are included in the consolidated results of operations of the Company since August 6, 2003, its acquisition date.

During the fiscal year ended June 30, 2004, the Company acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) through a tender offer to acquire all of the outstanding shares of common stock. As of October 7, 2003, the Company had acquired all shares of CDI for approximately $42.1 million and the assumption of approximately $10 million of debt and other liabilities. CDI is a wholly-owned subsidiary of Corinthian Colleges, Inc. In October 2003, the Company completed the acquisition of CMA Careers, Inc. located in Kitchener, Ontario, Canada. The intent to acquire this campus by CDI had been agreed to prior to the Company’s acquisition of CDI. The cash purchase price was funded with available cash and borrowings from the Company’s amended credit facility. CDI operated 45 post-secondary colleges offering diploma-granting programs in the allied health, business and information technology fields. CDI’s corporate education division, which has 15 training centers, serves as both an outsourced and e-learning provider focused on skills development specialties such as leadership, innovation and business analysis. This acquisition expands the Company into the international arena with a significant presence in the Canadian post-secondary and corporate education markets, adding new programs that either extend or enhance the Company’s portfolio. The acquisition was accounted for using the purchase method of accounting and CDI’s results of operations are included in the consolidated results of operations of the Company since August 19, 2003, its acquisition date.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
	(In thousands, except per share data) (Unaudited)
Net revenue	$200,648	$248,141	$381,931	$477,837
Net income	$21,942	$20,693	$39,359	$38,929
Earnings per share - basic	$0.25	$0.23	$0.45	$0.43
Earnings per share - diluted	$0.23	$0.22	$0.42	$0.42

Fiscal 2005

Effective August 2, 2004, the Company acquired substantially all of the assets of AMI Inc. (“AMI”). AMI operates one campus in Daytona Beach, Florida, which offers accredited diploma programs in the motorcycle, marine and personal watercraft technician fields. The purchase price was approximately $11.7 million. The

Company has assigned value to other intangible assets, such as accreditation, trade names, curriculum and other under SFAS No. 141. The Company purchased AMI to enter into the growing field of motorcycle, marine and personal watercraft technician fields and adds to the Company’s growing transportation-related technical curricula, providing the Company with an additional platform for growth and enhancement of its technology programs. AMI also offers specialized motorcycle technician and dealership management programs. The acquisition was accounted for using the purchase method of accounting and AMI’s results of operations are included in the consolidated results of operations of the Company since August 2, 2004, its acquisition date.

Note 8 – Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three and six month periods ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
	(In thousands) (unaudited)
Net income	$21,942	$20,693	$41,320	$38,929
Foreign currency translation adjustments	(67)	(12)	(84)	30

Comprehensive income	$21,875	$20,681	$41,236	$38,959

Note 9 – Impairment, Facility Closing, and Severance Charges

During fiscal 2004, the Company implemented a plan to streamline operations at several of its divisions, including the recently acquired CDI. The plan primarily included closing 2 LTU campuses and 10 CDI campuses. In addition, the Company reviewed the long-lived assets and goodwill related to these closures for possible impairment in accordance with SFAS 142 and SFAS 144. Based on the results of the review, the Company recognized a pre-tax impairment, facility closing, and severance charge of $6.4 million in fiscal 2004 ($3.2 million in the quarter ended March 31, 2004 and $3.2 million in the quarter ended June 30, 2004). The fair value of the remaining goodwill was based on the Company’s estimate of discounted future cash flows.

The table below summarizes the liability and activity for the six months ended December 31, 2004, relating to the impairment, facility closing and severance charges:

	Fixed Asset Write- offs	Severance and Benefits	Facility Related	Total
	(In thousands) (Unaudited)
Balance at June 30, 2004	$—	$919	$6,975	$7,894
Charges/adjustments	482	670	(1,672)	(520)
Cash payments	—	(883)	(985)	(1,868)
Asset writedowns	(482)	—	—	(482)

Balance at December 31, 2004	$—	$706	$4,318	$5,024

The adjustment to the facility related liability resulted in a reduction to goodwill. The accrual for severance and benefits is reflected in accounts payable. The accrual for lease payments on vacated facilities is reflected in accounts payable and other long-term liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012.

Note 10 – Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
	(In thousands) (Unaudited)
Revenues from unaffiliated customers
U.S. operations	$178,803	$216,959	$339,280	$421,046
Canadian operations	$21,845	$31,182	$30,531	$56,791

Consolidated	$200,648	$248,141	$369,811	$477,837

			June 30, 2004	December 31, 2004
			(In thousands) (Unaudited)
Long-lived assets
U.S. operations			$329,901	$361,166
Canadian operations			$58,753	$63,555

Consolidated			$388,654	$424,721

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 11 – New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. As permitted by Statement No. 123, the Company currently accounts for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, if we had adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our unaudited consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $16,067,000 and $867,000 for the six months ended December 31, 2003 and 2004, respectively.

Note 12 – Commitments and Contingencies

In the ordinary conduct of the business, the Company and its colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed below will not have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company was served with another putative class action complaint entitled Jennifer Baker et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) and that FMU credits are not transferable to other institutions. Plaintiffs seek certification of the lawsuits as a class action and recovery of compensatory damages and attorneys’ fees under Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Company believes the complaints are without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in all three cases, and the court has granted the Company’s motion in the Satz case. The motions in the other two cases are pending. Additionally, due to improper activities by Plaintiff Satz and by his attorney, Peter Price, the Company has filed a complaint in arbitration against Satz before the American Arbitration Association alleging breach of contract and seeking declaration relief.

Since July 8, 2004, various putative class action lawsuits have been filed in the United States District Court for the Central District of California by certain alleged purchasers of our common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. The cases purportedly are brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through either June 23, 2004 or July 30, 2004, depending on the complaint. The complaints allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the SEC, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the respective plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On November 5, 2004, a lead plaintiff was chosen and these cases will now be consolidated into one action. A consolidated complaint is expected to be filed in February 2005. The Company believes the complaints are without merit and intends to vigorously defend the Company and its current and former executive officers against them.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni and the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the foregoing securities class action complaints. The Collet and Davila cases have now been consolidated into one action, and a consolidated complaint has been filed. The Company believes the consolidated complaint is without merit and intends to vigorously defend the Company’s directors and current and former executive officers against it.

The California Attorney General’s Office has requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures. The Attorney General’s office has not asserted any claims against the Company and the Company is cooperating with the inquiry.

The Company previously disclosed that the Securities and Exchange Commission (“SEC”) had initiated an informal inquiry regarding the Company. On January 20, 2005, the Company was informed that the inquiry has been terminated and no enforcement action has been recommended.

On February 4, 2005, the Company was served with a lawsuit filed by twenty-four current or former medical assisting students from the Company’s National Institute of Technology (“NIT”) campus in Long Beach, California, alleging fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California Business and Professions Code Section 17200, regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant exam. The complaint does not seek certification as a class action. The Company is still in the process of investigating the allegations in the complaint. Based on the period of enrollment for each of the plaintiffs, the Company believes that all, or virtually all, of the written enrollment agreements signed by the plaintiffs require any dispute to be resolved through binding arbitration instead of litigation. On that basis, the Company currently expects to seek to compel this case to binding arbitration.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition. Revenues consist primarily of tuition and fees derived from courses taught in our colleges, schools, and training centers. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying unaudited condensed consolidated balance sheets as this amount is expected to be earned within the next year. Revenue is recognized for the CDI Corporate Education division using the percentage of completion method for long duration service contracts and as services are provided for short duration programs.

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

Many of our students in the U.S. participate in federally guaranteed student loan programs. The federally guaranteed student loans are authorized by the Higher Education Act (“HEA”) of 1965 and are guaranteed by an agency of the federal government, not us. The guaranteed loans are neither guaranteed by us, nor can the student guaranteed loans become an obligation of ours. Accordingly, we do not record an obligation to repay any of the guaranteed loans that are not repaid by our former students and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults on federally guaranteed student loans.

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

Goodwill and Intangible Assets. We have significant goodwill and intangible assets. Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. We consider a number of factors, including valuations and appraisals from independent valuation firms in determining the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and trade names. The Company, however, is ultimately responsible for the valuations. The fair value of identified intangible assets is derived using accepted valuation methodologies, including cost, market, or income approaches, as appropriate, following consultations with valuation firms, and in accordance with SFAS No. 141 and requirements set forth by the Uniform Standards of Professional Appraisal Practice (USPAP). Effective July 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. As of July 1, 2002, we ceased amortization of goodwill recorded in conjunction with past business combinations. In addition, we conducted a review of our other identifiable intangible assets and determined that accreditation and trade names met the indefinite life criteria outlined in SFAS No. 142. Our review considered analysis of all pertinent factors, including the expected use of the asset, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Accordingly, we also ceased amortization of the accreditation and trade names as of July 1, 2002. Curricula continue to be amortized over their useful lives ranging generally from three to ten years and the amortization is included in general and administrative expenses in the accompanying statements of operations.

Under SFAS No. 142, goodwill and indefinite-lived assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value is less than the carrying amount of the asset, we record an impairment charge in the statements of operations. The determination of related estimated useful lives of intangible assets and whether or not these intangible assets are impaired involves significant judgment. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Additionally, we have received a comment letter from the SEC dated November 23, 2004 regarding our Report on Form 10-K for the fiscal year ended June 30, 2004. In that comment letter, the SEC asked us to describe how we determined the amount of intangible assets allocated to trade names and how we determined that trade names and accreditation should have indefinite lives pursuant to the guidance in SFAS 142. We responded to the SEC’s comment letter on December 15, 2004. On January 28, 2005, we received another letter from the SEC asking us additional questions regarding our initial response and the basis for our conclusions that accreditation and trade names have indefinite useful lives. In its January 28 letter, the SEC asked us to clarify why we believe the useful life for accreditation exceeds the useful life of curricula (which we currently amortize over 3-10 years) or the renewal period for accreditation (typically 5-10 years). The SEC also indicated its view that the useful life for trade names should be consistent with the useful life of accreditation. We expect to respond to the SEC’s follow-up letter in the next several weeks, and continue to believe our determination that accreditation and trade names have indefinite lives is appropriate under SFAS 142. There can be no assurance, however, that the SEC will not ultimately conclude that accreditation and trade names should not have indefinite lives and therefore require us to amortize the value ascribed to such assets over their “useful lives.”

Deferred Taxes. We currently have deferred income tax assets which are subject to periodic recoverability assessments. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income offset by deferred income tax liabilities. We evaluate the realizability of our deferred income tax assets annually.

Litigation. In the ordinary conduct of business, we are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed will not have a material adverse effect on our financial condition or results of operations.

Stock-based Compensation. We account for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Stock-based employee compensation cost reflected in net income relates to grants of restricted stock awards to certain officers and other executives. We recognize compensation cost on these restricted stock awards over the vesting period of the award (generally four years). The compensation expense related to the deferred portion of the awards is reflected as “Deferred Compensation” and included as a component of Stockholders’ Equity. All common stock options are accounted for using the fixed accounting method and have an exercise price equal to the market value of the underlying common stock on the date of grant.

Results of Operations

Comparisons of results of operations between the first six months of fiscal 2005 and the first six months of fiscal 2004 are affected by the acquisition of AMI and its campus on August 2, 2004, as well as the opening of nine branch campuses since the end of the second quarter of fiscal 2004. Additionally, we acquired CDI and its 45 campuses and 15 training centers on August 19, 2003, Career Choices and its 10 campuses on August 1, 2003 and ECAT and its 1 campus on August 6, 2003, and their results of operations are included in the consolidated results of operations since their respective acquisition dates. At December 31, 2004, we operated 136 campuses (including 10 colleges scheduled to close in fiscal 2005) and 15 training centers, compared to 129 campuses and 17 training centers at December 31, 2003. The following table summarizes our operating results as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services	51.6	53.7	51.0	53.7
General and administrative	8.4	9.3	8.5	9.0
Marketing and advertising	21.5	23.2	21.6	23.8

Total operating expenses	81.5	86.2	81.1	86.5

Income from operations	18.5	13.8	18.9	13.5
Interest (income)	(0.2)	(0.3)	(0.2)	(0.2)
Interest expense	0.4	0.4	0.4	0.4
Other (income) expense	—	(0.1)	—	(0.1)

Income before provision for income taxes	18.3	13.8	18.7	13.4
Provision for income taxes	7.4	5.5	7.5	5.3

Net income	10.9%	8.3%	11.2%	8.1%

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Net Revenues. Net revenues increased $47.5 million, or 23.7%, from $200.6 million in the second quarter of fiscal 2004 to $248.1 million in the second quarter of fiscal 2005, due primarily to a 17.7% increase in total student population and a 4.1% increase in the average tuition rate per student. At December 31, 2004, student population was 70,022, compared with 59,502 at December 31, 2003. Revenues in same schools increased 17.9% for the second quarter of fiscal 2005 and reflect a 14.6% increase in same school student population and a 2.6% increase in the average tuition rate per student in same schools. We define same schools as those colleges, schools, and training centers that have been owned and operated by us for four full quarters. Core growth in revenues increased 22.9% in the second quarter of fiscal 2005 ended December 31, 2004. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools, and training centers acquired within the last four full quarters. Total student starts increased 15.4% to 21,967 for the second quarter of fiscal 2005 when compared to the second quarter of last year. Same school student starts increased 9.7% as of December 31, 2004 when compared to second quarter of fiscal 2004. Net revenues also increased as a result of opening 9 branch campuses and acquiring 1 campus since December 31, 2003.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 51.6% of revenues in the second quarter of fiscal 2004 to 53.7% of revenues in the second quarter of fiscal 2005. The increase, as a percent of revenues, was due primarily to increases in facility leases and depreciation as we seek to absorb the increase in capacity we added in fiscal 2004. Additionally, bad debt expense for the second quarter of fiscal 2005 amounted to $12.5 million or 5.0% of net revenues, compared to $7.6 million or 3.8% of net revenues for the second quarter of fiscal 2004. Educational services expenses increased $29.6 million, or 28.5%, from $103.6 million in the second quarter of fiscal 2004 to $133.2 million in the second quarter of fiscal 2005. Overall, the increase in educational services expenses was primarily due to expenses required to support the 23.7% increase in revenue and costs related to the 9 new branch campuses and 1 acquired campus opened since December 31, 2003. Additionally, during the second quarter, 24 new programs were adopted into existing schools, including 16 program adoptions into our campuses in the U.S. and 8 program adoptions into our campuses in Canada.

General and Administrative. General and administrative expenses include incentive bonuses, corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses increased from 8.4% of revenues in the second quarter of fiscal 2004 to 9.3% of revenues in the second quarter of fiscal 2005. The increase, as a percentage of revenues, was due primarily to the increase in public company compliance expenses and legal costs associated with previously disclosed matters. General and administrative expenses increased $6.1 million, or 35.9%, from $16.9 million in the second quarter of fiscal 2004 to $23.0 million in the second quarter of fiscal 2005. The overall increase was also due to additional headquarters staff required to support the 23.7% increase in revenues, 17.7% increase in student population and to support the 9 new branch campus openings and 1 acquired campus since December 31, 2003.

Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expenses increased from 21.5% of revenues in the second quarter of fiscal 2004 to 23.2% of revenues for the second quarter of fiscal 2005 primarily as a result of increases in costs of television, radio, and Internet advertising and an increase in admissions staff. Marketing and advertising expenses increased $14.6 million, or 34.0%, from $43.0 million in the second quarter of fiscal 2004 to $57.7 million in the second quarter of fiscal 2005. The increase in marketing and advertising expenses resulted in a 15.4% increase in total student starts and a 9.7% increase in same school student starts during the second quarter of fiscal 2005.

Income from Operations. Income from operations decreased 7.5% from $37.1 million in the second quarter of fiscal 2004 to $34.3 million in the second quarter of fiscal 2005. As a percentage of net revenues, income from operations decreased from 18.5% of revenues in the second quarter of fiscal 2004 to 13.8% of revenues for the second quarter of fiscal 2005.

Interest (Income) Expense, net. Interest expense (net of interest income of $0.7 million) amounted to $0.3 million in the second quarter of fiscal 2005. In the same period of the prior year, interest expense (net of interest income of $0.4 million) amounted to $0.4 million. The decrease in net interest expense compared to the prior year is primarily due to an increase in interest income due to an increase in interest earning investments. In the same period of the prior year, cash was used to fund the acquisitions of Career Choices, ECAT and CDI in August 2003.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the second quarter of fiscal 2005 compared to 40.2% in the second quarter of fiscal 2004.

Net Income. Net income decreased $1.2 million from $21.9 million in the second quarter of fiscal 2004 to $20.7 million in the second quarter of fiscal 2005. As a percentage of net revenues, net income decreased from 10.9% of revenues in the second quarter of fiscal 2004 to 8.3% of revenues for the second quarter of fiscal 2005.

Income per Share. Diluted earnings per common share for the second quarter of fiscal 2005 decreased 4.3% to $0.22 per diluted common share compared to $0.23 per diluted common share for the second quarter of fiscal 2004. On February 18, 2004, we authorized a two-for-one stock split of our common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information has been retroactively restated to reflect the stock split.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

Net Revenues. Net revenues increased $108.0 million, or 29.2%, from $369.8 million in the first six months of fiscal 2004 to $477.8 million in the first six months of fiscal 2005, due primarily to a 17.7% increase in total student population and a 2.9% increase in the average tuition rate per student. At December 31, 2004, student population was 70,022, compared with 59,502 at December 31, 2003. Revenues in same schools increased 18.1% for the first six months of fiscal 2005 and reflect a 14.6% increase in same school student population and a 3.3% increase in the average tuition rate per student in same schools. We define same schools as those colleges, schools, and training centers that have been owned and operated by us for four full quarters. Core growth in revenues increased 23.1% in the first six months of fiscal 2005 ended December 31, 2004. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools, and training centers acquired within the last four full quarters. Total student starts increased 19.4% to 50,078 for the first six months of fiscal 2005 when compared to the first six months of last year. Same school student starts increased 8.6% as of December 31, 2004 when compared to the first six months of fiscal 2004. Net revenues also increased as a result of opening 9 branch campuses and acquiring 1 campus since December 31, 2003, as well as the acquisitions of 71 campuses and training centers in August 2003.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 51.0% of revenues in the first six months of fiscal 2004 to 53.7% of revenues in the first six months of fiscal 2005. The increase, as a percent of revenues, was due primarily to increases in facility leases and depreciation as we seek to absorb the increase in capacity we added in fiscal 2004. Additionally, bad debt expense for the first six months of fiscal 2005 amounted to $23.7 million or 5.0% of net revenues, compared to $13.9 million or 3.8% of net revenues for the first six months of fiscal 2004. Educational services expenses increased $68.2 million, or 36.2%, from $188.5 million in the first six months of fiscal 2004 to $256.7 million in the first six months of fiscal 2005. Additionally, the increase in educational services expenses was attributable, in part, to the acquisitions made in August 2003. Accordingly, the results of operations for the first six months of fiscal 2004 included these campuses since their respective dates of acquisition. Overall, educational services expenses increased primarily due to expenses required to support the 29.2% increase in revenue and costs related to the 9 new branch campuses and 1 acquired campus opened since December 31, 2003. Additionally, during the first six months of fiscal 2005, 58 new programs were adopted into existing schools, including 43 program adoptions into our campuses in the U.S. and 15 program adoptions into our campuses in Canada.

General and Administrative. General and administrative expenses include incentive bonuses, corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses increased from 8.5% of revenues in the first six months of fiscal 2004 to 9.0% of revenues in the first six months of fiscal 2005. The increase, as a percentage of revenues, was due primarily to the increase in public company compliance expenses and legal costs associated with previously disclosed matters. General and administrative expenses increased $11.2 million, or 35.5%, from $31.6 million in the first six months of fiscal 2004 to $42.8 million in the first six months of fiscal 2005. The overall increase was primarily due to additional headquarters staff required to support the 29.2% increase in revenues, 17.7% increase in student population and to support the 9 new branch campus openings and 1 acquired campus since December 31, 2003. In addition, the increase was due to higher public company compliance expenses, including accounting, legal and other professional fees.

Marketing and Advertising. Marketing and advertising expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expenses increased from 21.6% of revenues in the first six months of fiscal 2004 to 23.8% of revenues for the first six months of fiscal 2005 primarily as a result of increases in costs of television, radio and Internet advertising and an increase in admissions staff, as well as acquisitions made in the first six months of fiscal 2004. Marketing and advertising expenses increased $33.6 million, or 42.0%, from $79.9 million in the first six months of fiscal 2004 to $113.5 million in the first six months of fiscal 2005. The increase in marketing and advertising expenses resulted in a 19.4% increase in total student starts and an 8.6% increase in same school student starts during the first six months of fiscal 2005.

Income from Operations. Income from operations decreased 7.2% from $69.8 million in the first six months of fiscal 2004 to $64.7 million in the first six months of fiscal 2005. As a percentage of net revenues, income from operations decreased from 18.9% of revenues in the first six months of fiscal 2004 to 13.5% of revenues for the first six months of fiscal 2005.

Interest (Income) Expense, net. Interest expense (net of interest income of $1.2 million) amounted to $0.7 million in the first six months of fiscal 2005. In the same period of the prior year, interest expense (net of interest income of $0.6 million) amounted to $0.7 million.

Minority Interest. The minority interest in income (loss) of subsidiary of $43,000 for the first six months of fiscal 2004 represents the minority stockholders’ share of the loss of our subsidiary, CDI, until October 7, 2003 when we acquired all of the remaining outstanding shares of common stock.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the first six months of fiscal 2005 compared to 40.2% in the first six months of fiscal 2004.

Net Income. Net income decreased $2.4 million from $41.3 million in the first six months of fiscal 2004 to $38.9 million in the first six months of fiscal 2005. As a percentage of net revenues, net income decreased from 11.2% of revenues in the first six months of fiscal 2004 to 8.1% of revenues for the first six months of fiscal 2005.

Income per Share. Diluted earnings per common share for the first six months of fiscal 2005 decreased 4.5% to $0.42 per diluted common share compared to $0.44 per diluted common share for the first six months of fiscal 2004. On February 18, 2004, we authorized a two-for-one stock split of our common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information has been retroactively restated to reflect the stock split.

Seasonality and Other Factors Affecting Quarterly Results

Our net revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges, schools, and training centers have had lower revenues in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. More importantly, quarterly results may be impacted based on the timing and extent of new acquisitions, new branch openings, relocations and remodels, new program adoptions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

On August 15, 2003, we amended our credit facility, and increased it to $235 million, of which $185 million is a domestic facility and $50 million is a Canadian facility. The amended credit agreement expires in August 2006. The amended credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letter of credit issuances of up to $25 million for domestic letters of credit and $10 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate, plus a margin of 0% to 0.25% depending on our consolidated leverage ratio as defined in the agreement. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, Department of Education financial responsibility composite score ratio, and limitations on long-term student notes receivable. As of December 31, 2004, we were in compliance with all of the covenants. As of December 31, 2004, the credit facility had borrowings outstanding of $46.0 million and approximately $26.7 million was used to support performance bonds and standby letters of credit. The amended credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $69.1 million as of December 31, 2004 and $62.1 million as of June 30, 2004 and the current ratios were 1.5:1 and 1.6:1, respectively. During the first quarter of fiscal 2005, we completed the acquisition of AMI. The purchase price was approximately $11.0 million, net of cash acquired, and was funded with cash on hand. In August 2003, during the first quarter of fiscal 2004, we completed the acquisitions of 71 campuses and training centers in three separate transactions with East Coast Aero Tech, Career Choices, and CDI. The combined cash purchase price of the three acquisitions was funded with cash on hand and borrowings of approximately $50 million from the credit facility.

Cash flows provided by operating activities amounted to $70.2 million in the first six months of fiscal 2005 compared to $55.4 million provided by operating activities in the same period of fiscal 2004. The increase in cash provided by operating activities for the first six months of fiscal 2005 compared to the first six months of fiscal 2004 was primarily due to timing differences of cash receipts and payments related to operating assets and liabilities.

Cash flows used in investing activities amounted to $84.4 million in the first six months of fiscal 2005 compared to cash flows used in investing activities of $124.9 million in the first six months of fiscal 2004. Cash was used in the first six months of fiscal 2005 to acquire AMI for $9.3 million, net of cash received and to invest in short term investments for $41.8 million. Cash used in investing activities in the first six months of fiscal 2004 was primarily due to the acquisitions of ECAT, Career Choices, and CDI. Capital expenditures increased to approximately $33.5 million in the first six months of fiscal 2005 compared to $27.5 million in the same period in fiscal 2004. Capital expenditures in fiscal 2005 were incurred, primarily, for relocations, remodels and enlargements of existing campuses, to construct new branch campuses, and to fund information systems expenditures. We expect capital expenditures to be approximately $70 million for fiscal 2005.

Cash flows used in financing activities for the first six months of fiscal 2005 amounted to approximately $2.1 million compared to cash flows provided by financing activities of $56.6 million for the first six months of fiscal 2004. The decrease in cash provided by financing activities in the first six months of fiscal 2005 compared to the same period last year, was due primarily to a reduction in our borrowings on our line of credit and fewer stock option exercises. We funded our cash needs through cash flow provided from operations.

Off-Balance Sheet Arrangements

As of December 31, 2004, future minimum cash payments due under contractual obligations, including our credit agreement, mortgages, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period
Contractual Obligations	Total	0-3 years	4-5 years	More than 5 years
	(In thousands)
Long-Term Debt	$48,523	$48,523	$—	$—
Capital Lease Obligations	28,274	4,686	3,189	20,399
Operating Lease Obligations	438,106	186,498	100,847	150,761

Total	$514,903	$239,707	$104,036	$171,160

The United States Department of Education (“DOE”) requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, certain Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of December 31, 2004, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

Update Regarding Regulatory and Accreditation Matters

DOE Program Review. As previously disclosed, the U.S. DOE conducted a program review at our Bryman College in San Jose, California in December 2003. Shortly thereafter, that school was placed on reimbursement status by the DOE. On September 22, 2004, the Company announced that the DOE had returned the campus to the advance system of funding. As required by the DOE, we delivered a written response to the program review on December 14, 2004. We believe the costs associated with the review will not have a material adverse impact on our results of operations or financial condition. We expect to receive a final determination letter from the DOE regarding the program review, the timing of which is undetermined. Although we have had a cooperative working relationship with the DOE during the program review, we will have the right to an administrative appeal of the DOE’s determination, if we determine that is appropriate.

Accreditation Actions. Three of our schools have received institutional show cause orders from their respective accrediting agencies. A show cause order is issued based upon an accrediting agency’s concerns that an accredited institution may be out of compliance with one or more accrediting standards. It affords the institution the opportunity to respond before any adverse action is taken. The institution may demonstrate that the concern is unfounded or that it has taken corrective action to resolve the concern. The accrediting agency may then vacate the show cause order, continue the show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution.

The Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) issued show cause orders to Georgia Medical Institute, DeKalb, Georgia and Bryman College, West Los Angeles, California, based upon concerns over the schools’ compliance with certain accrediting standards. We have responded to ACCSCT’s concerns with respect to Bryman College, and we intend to respond to ACCSCT with respect to Georgia Medical Institute in a timely manner. We will continue to work with ACCSCT to address and resolve any concerns on which these show cause orders are based.

The Accrediting Council of Independent Colleges and Schools (“ACICS”) issued a show cause order to Mountain West College, Salt Lake City, Utah, based upon concerns over the schools’ compliance with certain accrediting standards. We intend to respond to ACICS’ concerns in a timely manner.

We believe we will be able to satisfactorily respond to the show cause orders and work with the accrediting agencies to resolve their concerns. Accordingly, we believe the show cause orders will not have a material adverse impact on our results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks. As of December 31, 2004, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $47.4 million and capital lease obligations of $12.6 million, and (ii) student notes receivable, net, in the aggregate amount of $4.9 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates. A portion of our operations consists of an investment in a foreign subsidiary. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures on an ongoing basis. Based on these evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the attached condensed consolidated financial statements regarding Commitments and Contingencies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On November 18, 2004, the Company held its Annual Meeting of Stockholders in Santa Ana, California. Stockholders approved all of the initiatives put forth by the Company’s Board of Directors and elected all nominees for Directors of the Company. The initiatives were (i) to elect three individuals as Class III members of the Company’s Board of Directors and (ii) to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for its fiscal year ending June 30, 2005. No other business or actions were proposed at the Annual Meeting of the Stockholders. A total of 84,736,487 shares were represented, in person or by proxy, and entitled to vote at the Annual Meeting of Stockholders. Such shares represented 93.75% of the total number of shares entitled to vote at such meeting. The following reflects the tabulation of votes for each initiative placed before the stockholders of the Company:

1)	Nominees for a three year term as Class III members of the Company’s Board of Directors:

Nominee		No. of Votes
David G. Moore	For	80,435,430
	Withheld	4,301,057

Jack D. Massimino	For	82,254,841
	Withheld	2,481,646

Hank Adler	For	83,600,007
	Withheld	1,136,480

No other persons were nominated or received votes to be Class III Directors of the Company.

2)	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for its fiscal year ending June 30, 2005:

No. of Votes
For	83,160,678
Against	1,526,545
Abstain	49,264

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 10.1	Form of Stock Option Award Agreement for Stock Options issued to Executive Officers under the 2004 New Hire Plan.

Exhibit 10.2	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Corinthian Colleges, Inc. 2004 New-Hire Award Plan.

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

February 9, 2004	/s/ JACK D. MASSIMINO
Jack D. Massimino President and Chief Executive Officer (Principal Executive Officer)

February 9, 2004	/s/ ROBERT C. OWEN
Robert C. Owen Vice President, Controller and Acting Chief Financial Officer (Principal Financial and Accounting Officer)