Form 10-Q
period 2005-03-31
CORINTHIAN COLLEGES INC
filed 2005-05-12
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

At May 2, 2005, there were 90,977,379 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Third Quarter Ended March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2005
		(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,699	$29,640
Restricted cash	10	10
Short-term investments	—	53,725
Accounts receivable, net of allowance for doubtful accounts of $19,308 and $21,217 at June 30, 2004 and March 31, 2005, respectively	66,232	71,612
Student notes receivable, net of allowance for doubtful accounts of $769 and $377 at June 30, 2004 and March 31, 2005, respectively	1,853	2,569
Deferred income taxes	14,874	14,874
Prepaid expenses and other current assets	34,671	33,132

Total current assets	164,339	205,562
PROPERTY AND EQUIPMENT, net	146,020	185,957
OTHER ASSETS:
Goodwill, net	197,547	206,924
Other intangibles, net	52,761	54,541
Student notes receivable, net of allowance for doubtful accounts of $742 and $1,410 at June 30, 2004 and March 31, 2005, respectively	1,934	3,474
Deposits and other assets	5,447	6,337

TOTAL ASSETS	$568,048	$662,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,830	$23,946
Accrued compensation and related liabilities	28,462	25,619
Accrued expenses	12,579	23,079
Prepaid tuition	37,614	47,146
Current portion of capital lease obligations	614	237
Current portion of long-term debt	146	160

Total current liabilities	102,245	120,187
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,406	12,251
LONG-TERM DEBT, net of current portion	46,366	48,206
DEFERRED INCOME TAXES	27,150	27,150
OTHER LIABILITIES	21,926	26,679
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized and 90,305 shares and 90,976 shares issued and outstanding at June 30, 2004 and March 31, 2005, respectively respectively	9	9
Additional paid-in capital	126,339	137,893
Deferred compensation	—	(2,506)
Retained earnings	231,603	292,891
Accumulated other comprehensive income (loss)	4	35

TOTAL STOCKHOLDERS’ EQUITY	357,955	428,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$568,048	$662,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
	(In thousands, except per share data)
	(Unaudited)
NET REVENUES	$217,331	$254,032	$587,142	$731,869
OPERATING EXPENSES:
Educational services	110,346	134,256	298,862	390,992
General and administrative	19,328	21,310	50,938	64,152
Marketing and advertising	48,945	61,082	128,868	174,608
Impairment charge	3,154	—	3,154	—

Total operating expenses	181,773	216,648	481,822	629,752

INCOME FROM OPERATIONS	35,558	37,384	105,320	102,117
Interest (income)	(383)	(1,127)	(1,005)	(2,321)
Interest expense	852	1,280	2,221	3,192
Other (income) expense, net	(105)	274	(186)	(58)

INCOME BEFORE PROVISION FOR INCOME TAXES	35,194	36,957	104,290	101,304
Provision for income taxes	13,947	14,598	41,723	40,016

NET INCOME	$21,247	$22,359	$62,567	$61,288

Income per common share:
Basic	$0.24	$0.25	$0.70	$0.68

Diluted	$0.23	$0.24	$0.67	$0.66

Weighted average number of common shares outstanding:
Basic	89,883	90,860	88,868	90,569

Diluted	94,321	93,131	93,935	92,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2004	2005
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,567	$61,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,177	26,031
Impairment charge	3,154	—
Tax benefit of stock options exercised	21,688	1,995
Stock-based compensation	—	307
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,671)	(2,078)
Student notes receivable, net	(606)	(2,256)
Prepaid expenses and other assets	(2,861)	358
Accounts payable	(232)	474
Accrued expenses, compensation and related benefits	8,748	3,662
Income taxes payable	2,328	3
Prepaid tuition	1,637	7,725
Other long-term liabilities	3,535	5,731

Net cash provided by operating activities	113,464	103,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	(101,392)	(9,060)
Capital expenditures, net of disposals	(52,918)	(60,947)
Sales of (investments in) marketable securities, net	3,897	(53,725)

Net cash (used in) investing activities	(150,413)	(123,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	51,631	—
Principal repayments on capital lease obligations and long-term debt	(9,404)	(3,714)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	17,755	6,746

Net cash provided by financing activities	59,982	3,032

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	51	401

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,084	(17,059)
CASH AND CASH EQUIVALENTS, beginning of period	35,901	46,699

CASH AND CASH EQUIVALENTS, end of period	$58,985	$29,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$18,886	$34,678

Interest	$2,221	$3,203

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$140,171	$11,704
Net cash used in acquisitions	(101,392)	(9,060)

Liabilities assumed or incurred	$38,779	$2,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Note 1 - The Company and Basis of Presentation

As of March 31, 2005, Corinthian Colleges, Inc. (the “Company”) operated 94 schools and colleges in the for profit, post-secondary education industry in the United States, and 41 colleges (including 6 colleges scheduled to close in fiscal 2005) and 14 training centers in 7 Canadian provinces. All of the Company’s schools grant either diplomas or degrees (associate’s, bachelor’s and master’s) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online and is approved to offer 14 accredited degrees to exclusively online students.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2004 consolidated financial statements of the Company included in the Company’s 2004 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

The unaudited condensed consolidated financial statements as of March 31, 2005 and June 30, 2004 and for the three and nine months ended March 31, 2005 and 2004 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Leases

The Company currently leases almost all of its administrative and educational facilities under operating lease agreements. On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“OCASEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America. In light of this letter, the Company initiated a review of its lease-related accounting and determined that its previous method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) was not in accordance with the guidance provided by OCASEC.

The Company has historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the condensed consolidated balance sheets and capital expenditures in investing activities on the condensed consolidated statements of cash flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a deferred rent liability on the condensed consolidated balance sheets and as a component of operating activities on the condensed consolidated statements of cash flows. As a result of these reclassifications, the purchases of leasehold improvements and related amortization expense will increase and will be offset by a corresponding increase in the deferred rent liability and a reduction in rent expense for all periods presented. There is no impact on the condensed consolidated statements of operations as a result of this reclassification. In the third quarter of 2005, the Company reclassified $15.1 million and $22.0 million of unamortized tenant improvement allowances from leasehold improvements to a long-term deferred rent liability in its condensed consolidated balance sheets as of June 30, 2004 and March 31, 2005, respectively. In addition, for the nine-months ended March 31, 2004 and 2005, the Company reclassified $6.4 million and $9.1 million, respectively in the condensed consolidated statements of cash flows from purchases of property and equipment included in investing activities to depreciation and amortization expense and other liabilities included in operating activities. These reclassifications did not have a material effect on the prior periods.

Note 2 - Stock Split

On February 18, 2004, the Company authorized a two-for-one stock split of its common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information has been retroactively restated to reflect the stock split.

Note 3 - Stock Based Compensation

Restricted Stock

In November 2003, the Company’s stockholders approved the Company’s 2003 Performance Award Plan (the “2003 Plan”), which authorized the issuance of restricted stock awards to executive officers and other employees of the Company. The restricted stock awards vest over a period of four years. The Company has awarded a total of 202,228 restricted stock units to employees in accordance with provisions of the 2003 plan. The shares were valued based on the market price on the date of grant. The Company recognized compensation expense related to such stock units of $307,000 during the nine month period ended March 31, 2005. The deferred portion of the awards is reflected as a component of Stockholders’ Equity entitled “Deferred Compensation.”

Stock Options

The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. There were 588,474 shares issued through the exercising of stock options and 82,487 shares issued through the employee stock purchase plan for the period ended March 31, 2005.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
	(In thousands, except per share data)
	(Unaudited)
Net income, as reported	$21,247	$22,359	$62,567	$61,288
Stock-based compensation included in net income above	—	162	—	307
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(3,752)	(4,440)	(9,810)	(12,980)

Pro forma net income	$17,495	$18,081	$52,757	$48,615

Basic earnings per share:
As reported	$0.24	$0.25	$0.70	$0.68
Pro forma	$0.19	$0.20	$0.59	$0.54
Diluted earnings per share:
As reported	$0.23	$0.24	$0.67	$0.66
Pro forma	$0.19	$0.19	$0.56	$0.52

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option and other common stock-based securities were estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
Risk-free rate	3.73%	3.90%	3.75%	3.90%
Expected years until exercise	7 years	7 years	7 years	7 years
Expected stock volatility	35%	50%	38%	107%
Expected dividends	$—	$—	$—	$—

Note 4 - Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
Basic common shares outstanding	89,883	90,860	88,868	90,569
Effects of dilutive securities:
Stock options and restricted stock units	4,438	2,271	5,067	2,099

Diluted common shares outstanding	94,321	93,131	93,935	92,668

Note 5 - Common Stock

Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

Note 6 - Marketable Securities

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At March 31, 2005 and June 30, 2004, the unrealized loss on available-for-sale securities was immaterial.

Note 7 - Acquisitions

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
	(In thousands, except per share data)
	(Unaudited)
Net revenue	$217,331	$254,032	$599,262	$731,869
Net income	$21,247	$22,359	$60,406	$61,288
Earnings per share - basic	$0.24	$0.25	$0.68	$0.68
Earnings per share - diluted	$0.23	$0.24	$0.64	$0.66

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

Note 8 - Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three and nine month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
	(In thousands) (Unaudited)
Net income	$21,247	$22,359	$62,567	$61,288
Foreign currency translation adjustments	39	1	(45)	31

Comprehensive income	$21,286	$22,360	$62,522	$61,319

Note 9 - Impairment, Facility Closing, and Severance Charges

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

The table below summarizes the liability and activity for the nine months ended March 31, 2005, relating to the impairment, facility closing and severance charges:

	Fixed Asset Write-offs	Severance and Benefits	Facility Related	Total
	(In thousands) (Unaudited)
Balance at June 30, 2004	$—	$919	$6,975	$7,894
Charges/adjustments	482	670	(2,062)	(910)
Cash payments	—	(1,299)	(1,143)	(2,442)
Asset writedowns	(482)	—	—	(482)

Balance at March 31, 2005	$—	$290	$3,770	$4,060

The accrual for severance and benefits is reflected in accounts payable. The accrual for lease payments on vacated facilities is reflected in accounts payable and other long-term liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012.

Note 10 - Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
	(In thousands) (Unaudited)
Revenues from unaffiliated customers
U.S. operations	$193,314	$224,537	$532,594	$645,583
Canadian operations	$24,017	$29,495	$54,548	$86,286

Consolidated	$217,331	$254,032	$587,142	$731,869

			June 30, 2004	March 31, 2005
			(In thousands) (Unaudited)
Long-lived assets
U.S. operations			$344,956	$395,464
Canadian operations			$58,753	$61,769

Consolidated			$403,709	$457,233

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 11 - New Accounting Pronouncements

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

Note 12 - Commitments and Contingencies

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

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company received another putative class action complaint entitled Jennifer Baker, et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. and on April 15, 2005, the Company received a complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Baker complaint names nine plaintiffs while the Alvarez first amended and supplemental complaint names ninety-nine plaintiffs. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Baker, Satz and Travis plaintiffs seek certification of the lawsuits as class actions and seek recovery of compensatory damages and attorney’s fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The Company believes the complaints are without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in Satz and Travis, and the court has granted the Company’s motion in the Satz case. Similar motions are anticipated to be filed in Baker and Alvarez.

Since July 8, 2004, various putative class action lawsuits have been filed in the United States District Court for the Central District of California by certain alleged purchasers of our common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. The cases purportedly are brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through either June 23, 2004 or July 30, 2004, depending on the complaint. The complaints allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the SEC, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the respective plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On November 5, 2004, a lead plaintiff was chosen and these cases are now consolidated into one action. A consolidated and amended complaint was filed in February 2005. The Company believes the amended consolidated complaint is without merit and intends to vigorously defend the Company and its current and former executive officers against the allegations.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni and the Company as a

nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the foregoing securities class action complaints. The Collet and Davila cases have now been consolidated into one action, and a consolidated complaint has been filed. The Company believes the consolidated complaint is without merit and intends to vigorously defend the Company’s directors and current and former executive officers against the allegations. This consolidated action has been stayed by the court pending a decision on the Company’s anticipated motion to dismiss in the federal securities action.

The California Attorney General’s Office has requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures. The Attorney General’s office has not asserted any claims against the Company and the Company is cooperating with the inquiry.

In February 2005, the Company received a putative class action demand in arbitration entitled Michelle Sanchez v. Corinthian Colleges, Inc., filed by a former diagnostic medical sonography student from the Company’s Bryman College campus in West Los Angeles, alleging violations of the state education code and of California’s Business and Professions Code Section 17200. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

In February 2005, the Company was served with a lawsuit entitled Nancy Tsai v. Corinthian Colleges, Inc., et al., filed by twenty-four current or former medical assisting students from the Company’s National Institute of Technology campus in Long Beach, California, alleging fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California Business and Professions Code Section 17200, regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant examination. The complaint does not seek certification as a class action. The Company has filed demands in arbitration against each of the individual plaintiffs for breach of their contractual obligation to arbitrate rather than litigate disputes with the Company and has also filed a motion with the California Superior Court to compel the plaintiffs to binding arbitration. The Company intends to vigorously defend itself in this matter.

On April 6, 2005, the Company was served with a lawsuit entitled Jaclyn Fisher, et al. v. Corinthian Colleges, Inc., filed by forty-one current or former medical assisting students from the Company’s Bryman College campus in Tacoma, Washington, alleging negligent/intentional misrepresentations and violations of the state consumer protection act regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant exam. The complaint does not seek certification as a class action. The Company anticipates filing a motion to compel binding arbitration and intends to vigorously defend itself in this matter.

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

Goodwill and Other Intangible Assets. We have significant goodwill and other intangible assets. Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. We consider a number of factors, including valuations and appraisals from independent valuation firms in determining the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and trade names. The Company, however, is ultimately responsible for the valuations. The fair value of identified intangible assets is derived using accepted valuation methodologies, including cost, market, and income approaches, as appropriate, following consultations with valuation firms, and in accordance with SFAS No. 141 and requirements set forth by the Uniform Standards of Professional Appraisal Practice.

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

Under SFAS No. 142, goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair values to its carrying amounts at the reporting unit level as defined by SFAS 142. We determine fair value of our reporting units using the income approach of valuation that includes discounted cash flow as well as other generally accepted valuation methodologies. To the extent the fair value of a reporting unit is less than the carrying amount of its assets, we record an impairment charge in the statements of operations.

Also, under SFAS No. 142, indefinite-lived assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value of an intangible asset is less than its carrying amount, we record an impairment charge in the statements of operations. For instance, if we were to discontinue the use of a trade name or lose accreditation at one or more of our acquired schools to which we have ascribed value for trade names and accreditation, we would test the amounts we have allocated to such assets for impairment. Such testing would include estimating the future cash flows expected to be received from the trade names and accreditation and comparing them to their carrying values. If our estimate of the present value of these future cash flows were below the carrying values of the related assets, we would consider the assets to be impaired and take a charge against the amounts we had allocated to trade names and accreditation.

The determination of related estimated useful lives of intangible assets and whether or not these intangible assets are impaired involves significant judgment. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Litigation. In the ordinary conduct of the business, the Company and its colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Results of Operations

Comparisons of results of operations between the first nine months of fiscal 2005 and the first nine months of fiscal 2004 are affected by the acquisition of AMI and its campus on August 2, 2004, as well as the opening of eight branch campuses since the end of the third quarter of fiscal 2004. Additionally, we acquired CDI and its 45 campuses and 15 training centers on August 19, 2003, Career Choices and its 10 campuses on August 1, 2003 and ECAT and its 1 campus on August 6, 2003, and their results of operations are included in the consolidated results of operations since their respective acquisition dates. At March 31, 2005, we operated 135 campuses (including 6 colleges scheduled to close by the end of fiscal 2005) and 14 training centers, compared to 132 campuses and 17 training centers at March 31, 2004. The following table summarizes our operating results as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Educational services	50.8	52.9	50.9	53.4
General and administrative	8.9	8.4	8.7	8.8
Marketing and advertising	22.5	24.0	22.0	23.9
Impairment charge	1.4	—	0.5	—

Total operating expenses	83.6	85.3	82.1	86.1

Income from operations	16.4	14.7	17.9	13.9
Interest (income)	(0.2)	(0.4)	(0.2)	(0.3)
Interest expense	0.4	0.5	0.4	0.4
Other (income) expense	—	0.1	(0.1)	—
Minority interest in income (loss) of subsidiary	—	—	—	—

Income before provision for income taxes	16.2	14.5	17.8	13.8
Provision for income taxes	6.4	5.7	7.1	5.4

Net income	9.8%	8.8%	10.7%	8.4%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Revenues. Net revenues increased $36.7 million, or 16.9%, from $217.3 million in the third quarter of fiscal 2004 to $254.0 million in the third quarter of fiscal 2005, due primarily to a 9.3% increase in total student population and a 5.3% increase in the average tuition rate per student. At March 31, 2005, student population was 72,383, compared with 66,239 at March 31, 2004. Revenues in same schools increased 12.4% for the third quarter of fiscal 2005 and reflect a 7.3% increase in same school student population and a 4.3% increase in the average tuition rate per student in same schools. We define same schools as those colleges, schools, and training centers that have been owned and operated by us for four full quarters. Core growth in revenues increased 16.1% in the third quarter of fiscal 2005 ended March 31, 2005. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools, and training centers acquired within the last four full quarters. Total student starts increased 3.8% to 25,985 for the third quarter of fiscal 2005 when compared to the third quarter of last year. Total student starts, excluding the 10 scheduled closed campuses in Canada and the 1 U.S. closed campus, increased 5.6% when compared to the third quarter of last year. Same school student starts increased 0.1% for the quarter ended March 31, 2005 when compared to third quarter of fiscal 2004. Net revenues also increased as a result of opening 8 branch campuses and acquiring 1 campus since March 31, 2004.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 50.8% of revenues in the third quarter of fiscal 2004 to 52.9% of revenues in the third quarter of fiscal 2005. The increase, as a percent of revenues, was due primarily to increases in bad debt expense as well as an increase in facility costs as we seek to absorb the increase in capacity we added in fiscal 2004. Bad debt expense for the third quarter of fiscal 2005 amounted to $12.1 million or 4.8% of net revenues, compared to $7.7 million or 3.5% of net revenues for the third quarter of fiscal 2004. Educational services expenses increased $23.9 million, or 21.7%, from $110.3 million in the third quarter of fiscal 2004 to $134.3 million in the third quarter of fiscal 2005. Overall, the increase in educational services expenses was primarily due to expenses required to support the 16.9% increase in revenue and costs related to the 8 new branch campuses and 1 acquired campus opened since March 31, 2004. Additionally, during the third quarter, 29 new programs were adopted into existing schools, including 19 program adoptions into our campuses in the U.S. and 10 program adoptions into our campuses in Canada.

General and Administrative. General and administrative expenses include incentive bonuses, corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses decreased from 8.9% of revenues in the third quarter of fiscal 2004 to 8.4% of revenues in the third quarter of fiscal 2005. The decrease, as a percentage of revenues, was due primarily to a decrease in compensation costs offset by increases in public company compliance expenses. General and administrative expenses increased $2.0 million, or 10.3%, from $19.3 million in the third quarter of fiscal 2004 to $21.3 million in the third quarter of fiscal 2005. The overall increase was also due to additional headquarters staff required to support the 16.9% increase in revenues, 9.3% increase in student population and to support the 8 new branch campus openings and 1 acquired campus since March 31, 2004.

Marketing and Advertising. Marketing and advertising expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expenses increased from 22.5% of revenues in the third quarter of fiscal 2004 to 24.0% of revenues for the third quarter of fiscal 2005 primarily as a result of increases in costs of television, radio, and Internet advertising. Marketing and advertising expenses increased $12.1 million, or 24.8%, from $48.9 million in the third quarter of fiscal 2004 to $61.1 million in the third quarter of fiscal 2005. The increase in marketing and advertising expenses resulted in a 3.8% increase in total student starts and a 0.1% increase in same school student starts during the third quarter of fiscal 2005.

Impairment Charge. As a result of the decision to close two LTU campuses, the Company reviewed the long-lived assets and goodwill of LTU for possible impairment in accordance with SFAS 142 and SFAS 144. Based on the results of the review, the Company recognized a non-cash impairment loss and related charge of $3.2 million (pre-tax) in the quarter ended March 31, 2004. The charge included $2.8 million of intangible asset impairment and $0.4 million of fixed asset write-offs. The fair value of the goodwill was based on the Company’s estimate of discounted future cash flows.

Income from Operations. Income from operations increased 5.1% from $35.6 million in the third quarter of fiscal 2004 to $37.4 million in the third quarter of fiscal 2005. As a percentage of net revenues, income from operations decreased from 16.4% of revenues in the third quarter of fiscal 2004 to 14.7% of revenues for the third quarter of fiscal 2005.

Interest (Income) Expense, net. Interest expense (net of interest income of $1.1 million) amounted to $0.2 million in the third quarter of fiscal 2005. In the same period of the prior year, interest expense (net of interest income of $0.4 million) amounted to $0.5 million. The decrease in net interest expense compared to the prior year is primarily due to an increase in interest income due to an increase in interest earning investments.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the third quarter of fiscal 2005 compared to 39.6% in the third quarter of fiscal 2004.

Net Income. Net income increased $1.1 million from $21.2 million in the third quarter of fiscal 2004 to $22.4 million in the third quarter of fiscal 2005. As a percentage of net revenues, net income decreased from 9.8% of revenues in the third quarter of fiscal 2004 to 8.8% of revenues for the third quarter of fiscal 2005.

Income per Share. Diluted earnings per common share for the third quarter of fiscal 2005 increased 4.4% to $0.24 per diluted common share compared to $0.23 per diluted common share for the third quarter of fiscal 2004. On February 18, 2004, we authorized a two-for-one stock split of our common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information has been retroactively restated to reflect the stock split.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

Net Revenues. Net revenues increased $144.7 million, or 24.7%, from $587.1 million in the first nine months of fiscal 2004 to $731.9 million in the first nine months of fiscal 2005, due primarily to a 9.3% increase in total student population and a 3.7% increase in the average tuition rate per student. At March 31, 2005, student population was 72,383, compared with 66,239 at March 31, 2004. Revenues in same schools increased 16.4% for the first nine months of fiscal 2005 and reflect a 7.3% increase in same school student population and a 3.7% increase in the average tuition rate per student in same schools. We define same schools as those colleges, schools, and training centers that have been owned and operated by us for four full quarters. Core growth in revenues increased 20.4% in the first nine months of fiscal 2005 ended March 31, 2005. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools, and training centers acquired within the last four full quarters. Total student starts increased 13.5% to 76,063 for the first nine months of fiscal 2005 when compared to the first nine months of last year. Same school student starts increased 6.1% as of March 31, 2005 when compared to the first nine months of fiscal 2004. Net revenues also increased as a result of opening 8 branch campuses and acquiring 1 campus since March 31, 2004, as well as the acquisitions of 71 campuses and training centers in August 2003.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 50.9% of revenues in the first nine months of fiscal 2004 to 53.4% of revenues in the first nine months of fiscal 2005. The increase, as a percent of revenues, was due primarily to increases in facility leases and depreciation as we seek to absorb the increase in capacity we added in fiscal 2004. Additionally, bad debt expense for the first nine months of fiscal 2005 amounted to $35.8 million or 4.9% of net revenues, compared to $21.6 million or 3.7% of net revenues for the first nine months of fiscal 2004. Educational services expenses increased $92.1 million, or 30.8%, from $298.9 million in the first nine months of fiscal 2004 to $391.0 million in the first nine months of fiscal 2005. Overall, educational services expenses increased primarily due to expenses required to support the 24.7% increase in revenue and costs related to the 8 new branch campuses and 1 acquired campus opened since March 31, 2004. Additionally, the increase in educational services expenses was attributable, in part, to the acquisitions made in August 2003. Accordingly, the results of operations for the first nine months of fiscal 2004 included these campuses since their respective dates of acquisition. During the first nine months of fiscal 2005, 89 new programs were adopted into existing schools, including 64 program adoptions into our campuses in the U.S. and 25 program adoptions into our campuses in Canada.

General and Administrative. General and administrative expenses include incentive bonuses, corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses increased from 8.7% of revenues in the first nine months of fiscal 2004 to 8.8% of revenues in the first nine months of fiscal 2005. The increase, as a percentage of revenues, was due primarily to the increase in public company compliance expenses and legal costs associated with previously disclosed matters. General and administrative expenses increased $13.2 million, or 25.9%, from $50.9 million in the first nine months of fiscal 2004 to $64.2 million in the first nine months of fiscal 2005. The overall increase was primarily due to additional headquarters staff required to support the 24.7% increase in revenues, 9.3% increase in student population and to support the 8 new branch campus openings and 1 acquired campus since March 31, 2004. In addition, the increase was due to higher public company compliance expenses, including accounting, legal and other professional fees.

Marketing and Advertising. Marketing and advertising expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and advertising expenses increased from 22.0% of revenues in the first nine months of fiscal 2004 to 23.9% of revenues for the first nine months of fiscal 2005 primarily as a result of increases in costs of television, radio and Internet advertising and an increase in admissions staff. Marketing and advertising expenses increased $45.7 million, or 35.5%, from $128.9 million in the first nine months of fiscal 2004 to $174.6 million in the first nine months of fiscal 2005. The increase in marketing and advertising expenses resulted in a 13.5% increase in total student starts and a 6.1% increase in same school student starts during the first nine months of fiscal 2005.

Impairment Charge. As a result of the decision to close two LTU campuses, the Company reviewed the long-lived assets and goodwill of LTU for possible impairment in accordance with SFAS 142 and SFAS 144. Based on the results of the review, the Company recognized a non-cash impairment loss and related charge of $3.2 million (pre-tax) in the quarter ended March 31, 2004. The charge included $2.8 million of intangible asset impairment and $389,000 of fixed asset write-offs. The fair value of the goodwill was based on the Company’s estimate of discounted future cash flows.

Income from Operations. Income from operations decreased 3.0% from $105.3 million in the first nine months of fiscal 2004 to $102.1 million in the first nine months of fiscal 2005. As a percentage of net revenues, income from operations decreased from 17.9% of revenues in the first nine months of fiscal 2004 to 13.9% of revenues for the first nine months of fiscal 2005.

Interest (Income) Expense, net. Interest expense (net of interest income of $2.3 million) amounted to $0.9 million in the first nine months of fiscal 2005. In the same period of the prior year, interest expense (net of interest income of $1.0 million) amounted to $1.2 million.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the first nine months of fiscal 2005 compared to 40.0% in the first nine months of fiscal 2004.

Net Income. Net income decreased $1.3 million from $62.6 million in the first nine months of fiscal 2004 to $61.3 million in the first nine months of fiscal 2005. As a percentage of net revenues, net income decreased from 10.7% of revenues in the first nine months of fiscal 2004 to 8.4% of revenues for the first nine months of fiscal 2005.

Income per Share. Diluted earnings per common share for the first nine months of fiscal 2005 decreased 1.5% to $0.66 per diluted common share compared to $0.67 per diluted common share for the first nine months of fiscal 2004. On February 18, 2004, we authorized a two-for-one stock split of our common stock effected in the form of a stock dividend. The additional shares were distributed on March 23, 2004 to shareholders of record on March 4, 2004. All share and per share information has been retroactively restated to reflect the stock split.

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

Liquidity and Capital Resources

On August 15, 2003, we amended our credit facility, and increased it to $235 million, of which $185 million is a domestic facility and $50 million is a Canadian facility. The amended credit agreement expires in August 2006. The amended credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letter of credit issuances of up to $25 million for domestic letters of credit and $10 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate, plus a margin of 0% to 0.25% depending on our consolidated leverage ratio as defined in the agreement. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, Department of Education financial responsibility composite score ratio, and limitations on long-term student notes receivable. As of March 31, 2005, we were in compliance with all of the covenants. As of March 31, 2005, the credit facility had borrowings outstanding of $47.0 million and approximately $25.9 million was used to support performance bonds and standby letters of credit. The amended credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $85.4 million as of March 31, 2005 and $62.1 million as of June 30, 2004 and the current ratios were 1.7:1 and 1.6:1, respectively. During the first quarter of fiscal 2005, we completed the acquisition of AMI. The purchase price was approximately $11.0 million, net of cash acquired, and was funded with cash on hand. In August 2003, during the first quarter of fiscal 2004, we completed the acquisitions of 71 campuses and training centers in three separate transactions with East Coast Aero Tech, Career Choices, and CDI. The combined cash purchase price of the three acquisitions was funded with cash on hand and borrowings of approximately $50 million from the credit facility.

Cash flows provided by operating activities amounted to $103.2 million in the first nine months of fiscal 2005 compared to $113.5 million provided by operating activities in the same period of fiscal 2004. The decrease in cash provided by operating activities for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was primarily due to a reduction in tax benefits related to stock option exercises in the first nine months of fiscal 2005 compared to 2004.

Cash flows used in investing activities amounted to $123.7 million in the first nine months of fiscal 2005 compared to cash flows used in investing activities of $150.4 million in the first nine months of fiscal 2004. Cash was used in the first nine months of fiscal 2005 to acquire AMI for $9.1 million, net of cash received and to invest in short term investments for $53.7 million. Cash used in investing activities in the first nine months of fiscal 2004 was primarily due to the acquisitions of ECAT, Career Choices, and CDI. Capital expenditures increased to approximately $60.9 million in the first nine months of fiscal 2005 compared to $52.9 million in the same period in fiscal 2004. Capital expenditures in fiscal 2005 were incurred, primarily, for relocations, remodels and enlargements of existing campuses, to construct new branch campuses, and to fund information systems expenditures. We expect capital expenditures to be approximately $85 million for fiscal 2005.

Cash flows provided by financing activities for the first nine months of fiscal 2005 amounted to approximately $3.0 million compared to cash flows provided by financing activities of $60.0 million for the first nine months of fiscal 2004. The decrease in cash provided by financing activities in the first nine months of fiscal

2005 compared to the same period last year, was due primarily to a reduction in our borrowings on our line of credit and fewer stock option exercises. We funded our cash needs through cash flow provided from operations.

Leases

The Company currently leases almost all of its administrative and educational facilities under operating lease agreements. On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“OCASEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America. In light of this letter, the Company initiated a review of its lease-related accounting and determined that its previous method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) was not in accordance with the guidance provided by OCASEC.

The Company has historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the condensed consolidated balance Sheets and capital expenditures in investing activities on the condensed consolidated statements of cash flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a deferred rent liability on the condensed consolidated balance Sheets and as a component of operating activities on the condensed consolidated statements of cash Flows. As a result of these reclassifications, the purchases of leasehold improvements and related amortization expense will increase and will be offset by a corresponding increase in the deferred rent liability and a reduction in rent expense for all periods presented. There is no impact on the condensed consolidated statements of operations as a result of this reclassification. In the third quarter of 2005, the Company reclassified $15.1 million and $22.0 million of unamortized tenant improvement allowances from leasehold improvements to a long-term deferred rent liability in its condensed consolidated balance sheets as of June 30, 2004 and March 31, 2005, respectively. In addition, for the nine-months ended March 31, 2004 and 2005, the Company reclassified $6.4 million and $9.1 million, respectively in the condensed consolidated statements of cash flows from purchases of property and equipment included in investing activities to depreciation and amortization expense and other liabilities included in operating activities. These reclassifications did not have a material effect on the prior periods.

A tabular presentation of our contractual obligations at June 30, 2004, is provided in the “Liquidity and Capital Resources” portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K as filed with the Securities and Exchange Commission. There were no material changes in our contractual obligations during the first nine months of fiscal 2005.

Update Regarding Regulatory and Accreditation Matters

DOE Program Updates: As previously disclosed, the U.S. DOE conducted a program review at our Bryman College in San Jose, California in December 2003. Shortly thereafter, that school was placed on reimbursement status by the DOE. On September 22, 2004, the Company announced that the DOE had returned the campus to the advance system of funding. As required by the DOE, we delivered a written response to the program review on December 14, 2004. We believe the costs associated with the review will not have a material adverse impact on our results of operations or financial condition. We expect to receive a final determination letter from the DOE regarding the program review, the timing of which is undetermined. Although we have had a cooperative working relationship with the DOE during the program review, we will have the right to an administrative appeal of the DOE’s determination, if we determine that is appropriate.

Accreditation Actions. As previously reported, three of our schools had previously received show cause orders from their respective institutional accrediting agencies. A show cause order is issued based upon an accrediting agency’s concerns that an accredited institution may be out of compliance with one or more accrediting standards. It affords the institution the opportunity to respond before any adverse action is taken. The institution may demonstrate that the concern is unfounded or that it has taken corrective action to resolve the concern. The accrediting agency may then vacate the show cause order, continue the show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution.

The Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) recently vacated the previously reported show cause order for Bryman College, West Los Angeles, California. We expect to respond to ACCSCT with respect to the previously reported show cause order for Georgia Medical Institute in a timely manner and will continue to work with ACCSCT to address and resolve any concerns regarding that school .

Following our response, the Accrediting Council of Independent Colleges and Schools (“ACICS”) vacated the previously reported show cause order for Mountain West College in Salt Lake City, Utah.

ACCSCT also recently issued a show cause order to Bryman Institute in Chelsea, Massachusetts. That show cause order has also since been vacated.

We believe we will be able to satisfactorily respond to the remaining show cause order regarding Georgia Medical Institute and work with the accrediting agency to resolve its concerns. Accordingly, we believe the remaining show cause order will not have a material adverse impact on our results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of March 31, 2005, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $48.4 million and capital lease obligations of $12.5 million, and (ii) student notes receivable, net, in the aggregate amount of $6.0 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollars. Our investment in our foreign operations as of March 31, 2005 was CAD $51.9 million and we had borrowings outstanding under the credit facility of CAD $56.8 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures on an ongoing basis. Based on these evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended June 30, 2005. In order to achieve compliance with Section 404 within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting since late 2003. The Company has dedicated significant internal resources, hired additional staff and engaged outside consultants to assist in the project. During fiscal 2005, the Company has accelerated and intensified these efforts; however, the documentation and testing is continuing. There is a risk that during the course of these efforts, the Company may identify deficiencies that it may not be able to remediate in time to meet the June 30, 2005 deadline for compliance with Section 404. Management’s current view is that the work required to be performed by the Company can be completed on a timely basis, such that the Company’s external auditors would have sufficient time to complete their work on evaluating the results of management’s assessment and the effectiveness of internal control prior to the Form 10-K filing deadline. In a letter dated April 22, 2005, the Company’s external auditors notified management and the audit committee of the Company’s board of directors that a significant amount of work remains and the schedule is extremely tight. If management is not able to adhere to its timetable, the external auditors could provide no assurances regarding their ability to complete their assessment and report on internal control over financial reporting by the filing deadline, which would be necessary for the Company to be in compliance with the SEC’s rules.

The Company is endeavoring to complete the documentation and testing process in a timely manner and believes it is devoting sufficient resources to achieve this goal. However, the Company can provide no assurances that it will meet this objective. Even if the Company is able to complete the documentation and testing process in a timely manner, it can provide no assurance as to its, or its independent public accounting firm’s, conclusions as of June 30, 2005 with respect to the effectiveness of its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the attached condensed consolidated financial statements regarding Commitments and Contingencies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 10.1	Description of Verbal Arrangements with Members of the Company’s Board of Directors

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

May 11, 2005	/s/ JACK D. MASSIMINO
Jack D. Massimino President and Chief Executive Officer (Principal Executive Officer)

May 11, 2005	/s/ KENNETH S. ORD
Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 11, 2005	/s/ ROBERT C. OWEN
Robert C. Owen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)