Form 10-K
period 2005-06-30
CORINTHIAN COLLEGES INC
filed 2005-09-13
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2004, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.68 billion, based upon the closing sales price of the Common Stock as reported on Nasdaq National Stock Market on such date. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes. As of September 2, 2005, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 91,275,235.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

Corinthian Colleges, Inc. (hereinafter the “Company” or “Corinthian”) is a Delaware corporation; its principal executive offices are located at 6 Hutton Centre Drive, Suite 400, Santa Ana, California, 92707.

You should keep in mind the following points as you read this Report on Form 10-K:

•	the terms “we,” “us,” “our” or the “Company” refer to Corinthian Colleges, Inc. and its subsidiaries;

•	the terms “school,” “college,” “campus,” “university” or “training center” refer to a single location of any school;

•	the term “institution” means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education, which we sometimes refer to herein as the “DOE”; and

•	our fiscal year ends on June 30; references to fiscal 2005, fiscal 2004 and fiscal 2003 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2005, are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Overview

Our company is one of the largest for-profit, post-secondary education companies in the United States and Canada, with more than 66,100 students enrolled as of June 30, 2005. As of June 30, 2005, we operated 94 colleges in 24 states and 34 colleges and 14 corporate training centers in 7 Canadian provinces, and served the large and growing segment of the population seeking to acquire career-oriented education. Our schools generally enjoy long operating histories and strong franchise value in their local markets.

We offer a variety of diploma programs and associate’s, bachelor’s and master’s degrees through five operating divisions in the U.S. and Canada. Each division is led by a division president with oversight responsibility. Below the post-secondary education division level are regions, each lead by a regional vice president of operations and a regional vice president of admissions, which report to their respective division presidents or division vice presidents of admissions.

As of June 30, 2005, the Corinthian Schools division (“CSI”) operated 46 primarily diploma-granting schools with curricula primarily in the healthcare, business, electronics and information technology fields. It seeks to provide its students the training required for a variety of entry-level positions. The Titan Schools division (“TSI”) operated 15 campuses which offer diploma and degree programs in the fields of aircraft, automotive, diesel, marine and motorcycle technologies; information and electronic technologies; and, healthcare. The Rhodes Colleges division (“RCI”) operated 33 primarily degree-granting colleges and offers curricula principally in healthcare, business, criminal justice, and information technology and electronics. The CDI Education Corporation Post-Secondary Education division (“CDI-PS”) operated 34 colleges in Canada which offer diploma programs in allied health, business and information technology. The Pegasus division operated 14 corporate training centers in Canada providing onsite, outsourcing and e-learning services for the corporate market in the areas of skills development and management for business and technology professionals. The Pegasus division also operates the Company’s two online operations: FMU Online and Everest Online. Our colleges receive strategic direction and operational support from division and regional management and corporate staff.

Historically, we have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and adopting curricula into existing colleges. Since the Company’s formation in 1995, we have acquired 95 colleges and 14 training centers (net of closures and consolidations) and we have opened 33 branch campuses.

Operating Strategy

We have increased our student enrollment and improved profitability through the successful implementation of our operating strategy. Key elements of our operating strategy include the following components:

Emphasize Student Outcomes. We believe that positive student outcomes are a critical component of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability, and high graduation and placement rates enhance a school’s reputation and the marketability of its programs, and increase referrals. We have implemented a variety of programs, including orientation and tutoring, academic and personal advising, ride-sharing and referral programs, all of which are designed to improve student retention to assist our students in achieving their career goals. We utilize a curriculum development team comprised of campus representatives, corporate program directors and textbook publishers, which is assisted by advisory boards comprised of local business professionals to help ensure that our curricula provide our students with the skills required by employers. We also maintain dedicated, full-time placement personnel at our schools that undertake extensive placement efforts, including identifying prospective employers, helping students prepare resumes, conducting practice interviews, establishing internship programs and tracking students’ placement success on a monthly basis.

Create a Supportive and Friendly Learning Environment. We view our students as customers and seek to provide a supportive and convenient learning environment where student satisfaction is achieved. We offer a flexible schedule of classes, providing our students with the opportunity to attend classes throughout the day, as well as nights and weekends. Schools operate year-round, permitting students to complete their course of study quickly. We maintain small average class sizes and focus the efforts of our faculty on teaching students rather than research. Personal interaction between students and faculty is encouraged and we offer several support programs, such as on-campus advising and tutoring, which are designed to help students successfully complete their course of study. We also maintain a toll-free student hotline to address and help resolve student concerns.

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

Local school administrators retain control of the day-to-day operations of their individual schools. Local school administrators are assisted by and receive oversight from regional vice presidents and division presidents and their respective support teams. The corporate management team controls key operational functions such as accounting, information technology, financial aid management, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, and purchasing, which we believe enables us to achieve significant operating efficiencies. For example, our corporate management team controls the marketing and advertising function and utilizes our information technology systems to analyze the effectiveness of our marketing efforts and to make timely and efficient decisions regarding the allocation of marketing resources to individual colleges.

Growth Strategy

We intend to achieve continued growth in revenues through a strategy of:

Enhance Growth at Existing Campuses.

Curriculum Expansion and Development. We have acquired, developed, and refined curricula based on market research and recommendations from our faculty, advisory board members and our curriculum development team. We believe considerable opportunities exist for curriculum adoption and we expect to continue to acquire and develop new curricula and selectively adopt existing curricula into both existing and new locations. In fiscal 2005, we successfully adopted 71 programs into existing U.S. schools and 32 programs into existing Canadian schools.

Integrated and Centralized Marketing Program. We have increased student enrollment by employing an integrated marketing program that utilizes an extensive direct response advertising campaign delivered through television, newspaper, direct mail and the Internet. A professional marketing staff at our headquarters coordinates marketing efforts with advertising agencies and utilizes our in-bound call center and our leads tracking capability.

Facilities Enhancement and Expansion. We remodel, expand and relocate our existing colleges to ensure we have sufficient capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities. We expect to continue to systematically remodel and relocate selected colleges within their respective markets. Since 2001, 27 colleges have been relocated and an additional 98 campuses have been either remodeled or enlarged. We believe modern attractive education environments enhance our students’ learning experience. During fiscal 2005, we remodeled, relocated, or expanded 42 colleges. As of June 30, 2005, the total square footage of all our properties was approximately 4.6 million square feet.

Establish Additional Locations.

Since our initial public offering in February 1999, we have opened and integrated 33 branch campuses into our operations. Of the 33 branch campuses, 2 were opened in each of fiscal 1999 and fiscal 2000, 4 were opened in each of fiscal 2001 and fiscal 2002, 6 were opened in fiscal 2003, 10 were opened in fiscal 2004 and 5 were opened in fiscal 2005. A key advantage of this strategy is that students attending new campuses branched from existing campuses have immediate access to federally funded student financial aid. We believe that opening new branch campuses will allow us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our extensive investment in curricula.

Make Strategic Acquisitions.

Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 128 campuses and 14 training centers operated as of June 30, 2005, 95 colleges and 14 training centers have been acquired (net of closures and consolidations). The majority of our acquisitions occurred prior to fiscal 2005. During fiscal 2005, we acquired 1 college, American Motorcycle Institute (“AMI”). To evaluate acquisition opportunities, we have established several criteria, such as demographics, curricula, geographic proximity to our existing campuses and selected rigorous financial measurements. Since our founding in 1995, we have closed or consolidated 20 campuses and training centers.

Expand On-line Education

Online education, or education delivered via the Internet, has become an increasingly important component of the higher education market. We offer online learning to two categories of students: exclusively online students and students attending traditional classroom while supplementing their education with one or more online courses. During fiscal 2005, we experienced a significant increase in the number of students taking our online courses through the Internet. Our online learning participation increased by 49% to 64,134 course registrations in fiscal 2005. As of June 30, 2005, we offered 243 online courses through 30 campuses. Additionally, we offer all the courses necessary to complete master’s degrees in business administration and criminal justice entirely online. We offer 17 accredited degrees to students enrolled in exclusively online studies.

In fiscal 2006, we expect to continue to grow our online education by increasing the number of courses offered and expanding the type of degrees and programs offered online. Although the majority of our students participating in online learning also attend traditional classes at one of our degree-granting colleges, in fiscal 2002, we began enrolling exclusively online students through our Florida Metropolitan University (“FMU”) colleges and, as of June 30, 2005, we had approximately 3,395 exclusively online students. Additionally, in the fourth quarter of 2005 we started Everest Online through our Everest College in Phoenix, Arizona, which is regionally-accredited and offers associate degrees in business, accounting and criminal justice and a bachelor’s degree in criminal justice.

Programs of Study

Our diploma programs are intended to provide students with the requisite knowledge and job skills for entry-level positions in their chosen career. Our degree programs are primarily designed for career-oriented adults and to assist them in enhancing their functional and professional skills. Our curriculum development team is responsible for maintaining high quality, market driven curricula. Our colleges also utilize advisory boards to help evaluate and improve the curriculum for each program offered. These advisory boards are required to meet at least twice a year and are comprised of local industry and business professionals. Advisory board members provide valuable insight regarding changes in programs and suggest new technologies and other factors that may enhance curriculum.

Among the diploma-granting colleges, the curricula principally includes medical assisting, dental assisting, information technology, medical administrative assisting, surgical technology, massage therapy, pharmacy technician, medical insurance billing and coding, nursing, aircraft frame and power plant maintenance technology, automotive and diesel technology, HVAC, and electronics and computer technology. The curriculum at our degree-granting colleges includes accounting, business administration, computer information technology, hospitality management, marketing, criminal justice, medical assisting, paralegal, court reporting, legal assisting, and film and video. Most programs lead to an associate’s degree. At our FMU campuses, most associate’s degree programs also articulate with a bachelor’s degree in the same course of study. Master’s degrees are also offered at FMU in business administration and criminal justice.

Diploma programs generally have a duration of 6-19 months, depending on the course of study. Associate’s degree programs have a duration of 18-24 months, bachelor’s degree programs have a duration of 36-48 months and master’s degree programs have a duration of 21 months. As of June 30, 2005, we had 38,611 students (60%) enrolled in diploma programs, 23,294 (35%) students enrolled in associate’s programs 3,156 students (4%) enrolled in bachelor’s programs and 1,053 students (1%) enrolled in master’s programs.

The following table reflects our schools, locations, date acquired or opened, principal curricula, institutional accrediting agency, expiration of the current grant of accreditation, and square footage as of June 30, 2005. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), automotive and diesel technology (AT) and other miscellaneous programs (OTH)(1).

U.S. Schools and Colleges	Date Acquired/Opened	Primarily Degree/Diploma Granting	Principal Curricula	Accrediting Agency	Expiration of the current grant of Accreditation	Square Footage
AMI Institute, Daytona Beach, FL	08/04/2004	Diploma	OTH	ACCET (6)	04/01/2007	43,879
Ashmead College, Everett, WA	08/04/2003	Diploma	HC	ACCET	04/15/2007	11,606
Ashmead College, Fife, WA	08/04/2003	Diploma	HC	ACCET	04/15/2007	16,008
Ashmead College, Tigard, OR	08/04/2003	Diploma	HC	ACCET	04/15/2007	20,646
Ashmead College, Seattle, WA	08/04/2003	Diploma	HC	ACCET	04/15/2007	24,623
Ashmead College, Vancouver, WA	08/04/2003	Diploma	HC	ACCET	04/15/2007	17,961
Blair College, Colorado Springs, CO	10/01/1996	Degree	HC, B, IT, CJ, OTH	ACICS (7)	12/31/2006	30,500
Bryman College, Alhambra, CA	01/01/1996	Diploma	HC, B	ACCSCT (8)	08/01/2007	42,222
Bryman College, Anaheim, CA	07/01/1995	Diploma	HC	ACCSCT	04/01/2007	31,940
Bryman College, City of Industry, CA	10/01/2000	Diploma	HC, B	ACCSCT	08/01/2005	39,373
Bryman College, Everett, WA	08/04/2003	Diploma	HC	ACICS	12/31/2006	24,244
Bryman College, Gardena, CA	01/01/1996	Diploma	HC	ACCSCT	05/01/2007	26,463
Bryman College, Hayward, CA	09/01/2001	Diploma	HC, B	ACCSCT	10/01/2006	20,000
Bryman College, Los Angeles, CA	01/01/1996	Diploma	HC	ACCSCT	11/01/2005	22,591
Bryman College, Lynnwood, WA	06/02/2002	Diploma	HC	ACCSCT	06/01/2009	24,843
Bryman College, New Orleans, LA	10/01/1995	Diploma	HC	ACCSCT	11/01/2006	19,939
Bryman College, Ontario, CA	10/01/2000	Diploma	HC, B	ACCSCT	10/01/2008	34,032

U.S. Schools and Colleges	Date Acquired/Opened	Primarily Degree/Diploma Granting	Principal Curricula	Accrediting Agency	Expiration of the current grant of Accreditation	Square Footage
Bryman College, Port Orchard, WA	08/04/2003	Diploma	HC	ACICS	12/31/2006	27,684
Bryman College, Renton, WA	07/01/1996	Diploma	HC	ACCSCT	05/01/2007	41,760
Bryman College, Reseda, CA	07/01/1995	Diploma	HC	ACCSCT	11/01/2006	33,686
Bryman College, San Bernardino, CA	07/01/1995	Diploma	HC, B	ACICS	12/31/2005	35,950
Bryman College, San Francisco, CA	10/01/1995	Diploma	HC	ACCSCT	05/01/2007	30,691
Bryman College, San Jose, CA	10/01/1995	Diploma	HC	ACCSCT	01/01/2008	27,906
Bryman College, St. Louis, MO	03/31/2005	Diploma	HC	ACICS	10/31/2006	30,000
Bryman College, Tacoma, WA	08/04/2003	Diploma	HC	ACICS	12/31/2006	30,704
Bryman College, Torrance, CA	01/01/2000	Diploma	HC	ACCSCT	05/04/2009	7,399
Bryman College, West Los Angeles, CA	10/01/2000	Diploma	HC, B, OTH	ACCSCT	05/01/2009	31,340
Bryman Institute, Brighton, MA	01/01/1996	Diploma	HC	ACCSCT	11/01/2006	26,022
Bryman Institute, Chelsea, MA	03/30/2004	Diploma	HC	ACCSCT	04/05/2006	30,527
Bryman Institute, Columbus, OH	09/07/2004	Diploma	HC	ACCSCT	10/13/2006	28,341
Bryman Institute, Eagan, MN	06/17/2004	Diploma	HC	ACCSCT	06/16/2006	23,740
Duff’s Business Institute, Pittsburgh, PA	10/01/1996	Degree	HC, B, IT, CJ	ACICS	12/31/2009	39,090
Everest College, Fort Worth, TX	08/24/2004	Degree	HC, B	ACICS	02/28/2006	32,837
Everest College, Phoenix, AZ	06/01/2000	Degree	B, IT, CJ	NCA (9)	2007-2008	35,743
Everest College, Rancho Cucamonga, CA	01/01/2001	Degree	B, IT, CJ	ACICS	12/31/2008	28,556
Everest College, Mid Cities, TX	06/09/2003	Degree	B, IT, CJ	ACICS	12/31/2006	21,500
Everest College, Dallas, TX	02/03/2003	Degree	B, IT, CJ	ACICS	12/31/2007	22,934
Everest Institute, Silver Spring, MD	02/08/2005	Diploma	HC	ACICS	06/30/2006	30,752
FMU, Brandon, FL	10/01/1996	Degree	HC, B, IT, CJ	ACICS	12/31/2006	49,368
FMU, Pompano Beach, FL		Degree	HC, B, IT, CJ, OTH	ACICS	12/31/2009	53,140
FMU, Jacksonville, FL	07/01/2000	Degree	HC, B, IT, CJ	ACICS	12/31/2007	27,775
FMU, Lakeland, FL	10/01/1996	Degree	HC, B, IT, CJ	ACICS	12/31/2007	30,428
FMU, Melbourne, FL (4)	10/01/1996	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/2007	25,819
FMU, Orange Park-Jacksonville, FL	03/03/2004	Degree	HC, B, CJ	ACICS	06/30/2005(2)	28,000
FMU, Orlando (North), FL	10/01/1996	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/2007	46,009
FMU, Orlando (South), FL	10/01/1996	Degree	HC, B, IT, CJ	ACICS	12/31/2007	59,927
FMU, Pinellas, FL	10/01/1996	Degree	HC, B, IT, CJ	ACICS	12/31/2007	33,848
FMU, Tampa, FL (4)	10/01/1996	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/2006	39,432
Georgia Medical Institute, Atlanta, GA	04/01/2000	Diploma	HC	ABHES (10)	12/31/2004(2)	29,373
Georgia Medical Institute, Dekalb, GA	05/01/2000	Diploma	HC, B	ACCSCT	08/01/2005(2)	18,000

U.S. Schools and Colleges	Date Acquired/Opened	Primarily Degree/Diploma Granting	Principal Curricula	Accrediting Agency	Expiration of the current grant of Accreditation	Square Footage
Georgia Medical Institute, Jonesboro, GA	04/01/2000	Diploma	HC	ABHES	12/31/2004(2)	35,695
Georgia Medical Institute, Marietta, GA	04/01/2000	Diploma	HC	ABHES	12/31/2004(2)	24,959
Georgia Medical Institute, Norcross, GA	03/31/2003	Diploma	HC	ACCSCT	03/01/2005(2)	19,397
Kee Business College, Chesapeake, VA	03/01/1999	Diploma	HC, B	ACICS	12/31/2004(2)	26,920
Kee Business College, Newport News, VA	10/01/1995	Diploma	HC, B	ACICS	12/31/2004(2)	16,215
Las Vegas College, Henderson, NV	12/18/2003	Degree	B, CJ	ACICS	06/30/2005	31,578
Las Vegas College, Las Vegas, NV	10/01/1996	Degree	HC, B, IT, CJ	ACICS	12/31/2009	36,070
Mountain West College, Salt Lake City, UT	10/01/1996	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/2004(2)	39,426
National Institute of Technology, Austin, TX	10/02/2002	Diploma	HC, B, IT	ACCSCT	11/07/2009	51,933
National Institute of Technology, Cross Lanes, WV	07/01/1995	Diploma	HC, B, IT	ACCSCT	11/01/2006	26,750
National Institute of Technology, Dearborn, MI	03/01/2001	Diploma	HC, IT	ACCSCT	03/01/2008	32,456
National Institute of Technology, Detroit, MI	12/23/2003	Diploma	HC	ACCSCT	01/01/2006	23,676
National Institute of Technology, Houston (Greenspoint), TX	01/01/2000	Diploma	HC, B	ACCSCT	02/07/2007	23,648
National Institute of Technology, Houston (Bissonet), TX	06/30/2004	Diploma	HC	ACCSCT	07/16/2006	28,494
National Institute of Technology, Houston (Hobby), TX	12/01/2001	Diploma	HC, B	ACCSCT	08/01/2008	26,382
National Institute of Technology, Houston (Galleria), TX	04/01/1999	Diploma	HC, B, IT	ACCSCT	11/01/2005	20,585
National Institute of Technology, Long Beach, CA	10/01/2000	Diploma	HC, B, IT, OTH	ACCSCT	07/01/2008	92,435
National Institute of Technology, San Antonio, TX	07/01/1995	Diploma	HC, B, IT	ACCSCT	08/01/2006	60,245
National Institute of Technology, Southfield, MI	01/01/1996	Diploma	HC, B, IT	ACCSCT	02/01/2008	34,806
National School of Technology, Ft. Lauderdale, FL	09/30/2003	Degree	HC	ABHES	12/31/2007	34,500
National School of Technology, N. Miami Beach, FL	04/01/2002	Degree	HC	ABHES	12/31/2007	37,468
National School of Technology, Hialeah, FL	04/01/2002	Degree	HC	ABHES	12/31/2007	24,576
National School of Technology, Kendall, FL	04/01/2002	Degree	HC	ABHES	12/31/2007	29,354
Olympia Career Training Institute, Grand Rapids, MI	02/02/2001	Diploma	HC, IT	ABHES	12/31/2005(2)	29,270
Olympia Career Training Institute, Kalamazoo, MI	02/01/2001	Diploma	HC	ABHES	2/31/2005(2)	17,616
Olympia College, Burr Ridge, IL	07/02/2002	Diploma	HC	ACCSCT	10/15/2009	30,100
Olympia College, Chicago, IL	06/26/2003	Diploma	HC	ACCSCT	07/10/2005(2)	47,356
Olympia College, Merrillville, IN	02/01/2001	Diploma	HC	ABHES	12/31/2005(2)	31,395
Olympia College, N. Aurora, IL	02/01/2005	Diploma	HC	ACCSCT	04/07/2007	38,538
Olympia College, Skokie, IL	05/01/2001	Diploma	HC	ACCSCT	01/01/2005(2)	36,066
Parks College, Aurora, CO	10/01/1996	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/2008	33,000

U.S. Schools and Colleges	Date Acquired/Opened	Primarily Degree/Diploma Granting	Principal Curricula	Accrediting Agency	Expiration of the current grant of Accreditation	Square Footage
Parks College, Arlington, VA	01/02/2002	Degree	B, IT, CJ	ACICS	12/31/2008	16,619
Parks College, McLean, VA	06/02/2004	Degree	HC, B, CJ, OTH	ACICS	10/31/2005	28,677
Parks College, Thornton, CO (4)	10/01/1996	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/2008	25,908
Rochester Business Institute, Rochester, NY	10/01/1996	Degree	B, IT, CJ	ACICS	12/31/2006	43,674
Springfield College, Springfield, MO	10/01/1996	Degree	HC, B, IT, CJ	ACICS	12/31/2008	28,734
Western Business College, Vancouver, WA	10/01/1996	Degree	HC, B, IT, CJ	ACICS	12/31/2007	23,036
Western Business College, Portland, OR	10/01/1996	Degree	HC, B, IT, CJ, OTH	ACICS	12/31/2007	35,479
Wyo-Tech, Boston, MA	08/06/2003	Diploma	OTH	ACCSCT	07/01/2007	45,281
Wyo-Tech, Blairsville, PA (5)	07/01/2002	Degree	AT	ACCSCT	10/15/2008	171,842
Wyo-Tech, Fremont, CA	08/07/2003	Degree	AT, OTH	ACCSCT	02/01/2006	96,463
Wyo-Tech, Laramie, WY	07/01/2002	Degree	AT	ACCSCT	11/31/2009	413,277
Wyo-Tech, Oakland, CA	03/18/2004	Diploma	OTH	ACCSCT	02/12/2006	32,471
Wyo-Tech, Sacramento, CA	01/27/2004	Degree	AT	ACCSCT	01/01/2006	162,780

Corporate Offices
Santa Ana, CA						127,289
Gulfport, MS						3,021
Tampa, FL						61,301
Washington, DC						2,362

Total Square Footage for U.S. Properties						3,868,274

Canadian Schools and Colleges	Opened/Acquired	Degree/Diploma Granting	Principal Curricula	Square Footage
CDI, Abbotsford, British Columbia	08/19/2003	Diploma	B	13,600
CDI, Barrie, Ontario	08/19/2003	Diploma	HC, B	14,280
CDI, Brampton, Ontario	08/19/2003	Diploma	HC, B	15,581
CDI, Burnaby, British Columbia	08/19/2003	Diploma	HC, B	25,852
CDI, Calgary (City Center), Alberta	08/19/2003	Diploma	B, CJ, OTH	29,448
CDI, Calgary (North), Alberta	08/19/2003	Diploma	HC, B	12,025
CDI, Edmonton (City Center), Alberta	08/19/2003	Diploma	B, CJ, HC	17,044
CDI, Edmonton (North), Alberta	08/19/2003	Diploma	HC, IT	10,918
CDI, Edmonton (South), Alberta	08/19/2003	Diploma	B	10,155
CDI, Halifax, Nova Scotia (3)	08/19/2003	Diploma	IT, HC	8,000
CDI, Hamilton (Mountain), Ontario	08/19/2003	Diploma	HC	18,500
CDI, Hamilton (City Center), Ontario	08/19/2003	Diploma	B	7,805
CDI, Kitchener, Ontario	08/19/2003	Diploma	B, HC	12,600
CDI, Laval, Quebec	08/19/2003	Diploma	HC, IT	15,143
CDI, London, Ontario	08/19/2003	Diploma	HC	12,244
CDI, Mississauga, Ontario	08/19/2003	Diploma	HC, B	30,426
CDI, Montreal, Quebec	08/19/2003	Diploma	HC	23,162
CDI, Newmarket, Ontario	08/19/2003	Diploma	HC	14,115
CDI, North Fork Ontario	08/19/2003	Diploma	HC, B, CJ	17,983
CDI, Ottawa (West-Nepean), Ontario	08/19/2003	Diploma	HC, B, IT	17,410
CDI, Ottawa (East), Ontario (3)	08/19/2003	Diploma	HC, B	36,000
CDI, Quebec City, Quebec	08/19/2003	Diploma	HC	10,000
CDI, Saskatoon, Saskatchewan	08/19/2003	Diploma	IT	15,795
CDI, Sudbury, Ontario	08/19/2003	Diploma	B, HC	32,602
CDI, Surrey, British Columbia	08/19/2003	Diploma	HC, IT, B	20,951
CDI, Toronto (East), Ontario	08/19/2003	Diploma	HC	17,555
CDI, Toronto (South) Ontario	08/19/2003	Diploma	HC	29,019
CDI, Toronto (Central), Ontario	08/19/2003	Diploma	B	25,165
CDI, Thunder Bay, Ontario	08/19/2003	Diploma	HC, B	10,834
CDI, Vancouver, British Columbia	08/19/2003	Diploma	IT, B	10,602
CDI, Victoria (Bay Centre), British Columbia(11)	08/19/2003	Diploma	HC	17,901

Canadian Schools and Colleges	Opened/Acquired	Degree/Diploma Granting	Principal Curricula	Square Footage
CDI, Victoria (Fort St.), British Columbia (11)	08/19/2003	Diploma	IT	10,586
CDI, Windsor, Ontario	08/19/2003	Diploma	HC, B	9,757
CDI, Winnipeg, Manitoba	08/19/2003	Diploma	B	24,300

Corporate Education Training Centers:
CDI, Calgary, Alberta	08/19/2003			10,790
CDI, Edmonton, Alberta	08/19/2003			9,561
CDI, Ottawa, Ontario	08/19/2003			8,891
CDI, Mississauga, Ontario	08/19/2003			6,237
CDI, Montreal, Quebec	08/19/2003			8,904
CDI, North York, Ontario	08/19/2003			20,126
CDI, Ottawa, Ontario	08/19/2003			3,044
CDI, Kitchener, Ontario	08/19/2003			4,707
CDI, Regina, Saskatchewan	08/19/2003			7,842
CDI, Quebec City, Quebec	08/19/2003			2,775
CDI, Toronto, Ontario	08/19/2003			13,376
CDI, Vancouver, British Columbia	08/19/2003			10,675
CDI, Victoria, British Columbia	08/19/2003			2,481
CDI, Winnipeg, Manitoba	08/19/2003			5,007

CDI Corporate Headquarters	8/19/2003			32,903

Total Square Footage for Canadian Properties				744,677

Total Square Footage for All Properties	08/19/2003			4,612,951

(1)	OTH means “Other” and includes programs such as hotel and restaurant management, travel and hospitality, and video/film production as well as other miscellaneous programs.
(2)	Pending re-accreditation approval.
(3)	This location shared space with a corporate education training center.
(4)	Indicates owned properties.
(5)	Leased portion is approximately 79,900 and owned portion is approximately 140,762.
(6)	Accrediting Council for Continuing Education and Training
(7)	Accrediting Council for Independent Colleges and Schools
(8)	Accrediting Commission of Career Schools and Colleges of Technology
(9)	North Central Association
(10)	Accrediting Bureau of Health Education Sciences
(11)	Two locations, but operated by one management team as a single institution.

We also operate 14 corporate education training centers in Canada (listed above) which provide a wide range of IT education and customized training services to experienced IT professionals employed by some of Canada’s largest companies and government departments.

Marketing and Recruitment

We employ a variety of methods to attract qualified applicants who will benefit from our programs and achieve success in their chosen careers. We believe prospective students are attracted to our schools due to their excellent reputations and the long operating histories of many of our schools within their respective communities. This value, along with the quality of the programs offered, has enabled us to generate significant new student enrollments from referrals. For the year ended June 30, 2005, approximately 29% of our new student enrollments in the U.S. and Canada came from referrals.

We also employ a variety of direct response marketing techniques to generate leads of potential applicants for our schools. Our marketing department generated more than 1.5 million leads in the United States and Canada in fiscal 2005, primarily through television, direct mail, newspaper, internet and yellow pages. The effectiveness of these marketing campaigns is dependent upon timely and accurate lead tracking. To that end, we operate a call center for our U.S. campuses at our main office in California, as well as an outsourced overflow call center, and we have an outsourced call center in Canada for our Canadian operations.

The call centers are staffed by a team of operators who receive incoming calls from prospective students attracted to our programs. These trained operators enter relevant data on each prospect into our management information system during the call and then transfer the prospective student to the appropriate school. Additionally, one of our outsourced call centers places out-bound calls to prospective students who did not call our call center and immediately transfers those prospective students to a school admission representative at the appropriate school. In both cases, the school admissions representative is able to immediately begin the admissions process with the prospective student.

We also changed our processing of internet leads during fiscal 2005 and are now applying more effective technology filters to eliminate non-useable leads. The technology we are using for processing internet leads allows us to make sure that we are only working and paying for real internet leads.

Our marketing agencies in the U.S. and Canada have access to our management information database and are provided with real time information on the effectiveness of individual campaigns. This allows them to identify leads generated by specific commercials and spot times. The agencies consult with our marketing department to adjust schedules for advertisements depending on our needs and the effectiveness of the particular advertisements. Since more than 62% of our marketing budget is spent on television and newspaper advertisements, the availability of timely and accurate lead information is critical to the leads generation process. For the year ended June 30, 2005, approximately 32% of our new student enrollments were generated through television, newspaper and yellow pages marketing, 29% were generated through referrals, 21% were generated from the Internet, 5% were generated through direct mail, and 13% were generated through a variety of other methods.

Admissions

As of June 30, 2005, we employed approximately 1,100 admissions representatives in the U.S. and Canada who work directly with prospective students to facilitate the admissions process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct quarterly student satisfaction surveys at our campuses in the United States in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to train our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs, and conduct student surveys which help us ensure compliance with both government regulations and our corporate policies.

One of our objectives in the admissions process is to identify students who have appropriate qualifications to succeed in our schools. Candidates for admission into most of our degree-granting colleges must have either a high school diploma or a GED and the majority of prospective students must pass a standardized admissions test. In addition, most of our colleges in the United States accept non-high school graduates who can demonstrate an ability to benefit (“ATB students”) from the program by passing certain tests which are required by the U.S. Department of Education (“DOE”). We believe that ATB students can successfully complete many of our diploma programs and our colleges have demonstrated success in graduating and placing these students over the years. As of June 30, 2005, ATB students accounted for approximately 9.5% of total enrollments in our U.S. schools.

Placement

Graduate placement outcomes are critical to our colleges’ reputations and their ability to continue to successfully recruit new students. We maintain a placement department at each college and, as of June 30, 2005, employed approximately 332 individuals in this capacity. We require our career services personnel to work with students from the time they begin their courses of study until they are successfully placed in jobs for which they are trained. Our placement departments assist students with resumes, help them develop a professional demeanor, conduct practice interview sessions, and identify prospective employers for the colleges’ graduates. Overall, we believe the efforts we devote to place our graduates have achieved excellent results.

Our colleges endeavor to obtain information regarding their students’ employment following graduation. The reliability of that information depends, to a large extent, on the completeness and accuracy of the data provided to our colleges by graduates and their employers. Based on information received from these people, we believe that approximately 79.4% of our graduates in calendar year 2004 who were available for placement have been placed in a job for which they were trained. The various accrediting agencies and, as applicable, state and provincial regulatory authorities, evaluate placement rates by individual institution and program, and have different requirements regarding which students are considered “available for placement.” In defining the graduate cohort group for the purpose of calculating placement rates, certain accrediting agencies and state and provincial regulatory authorities may exclude, for example, graduates who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the U.S. after graduation. Where applicable, we have also excluded those graduates in our calculation of students available for placement and the graduate placement rate.

Tuition

Typical tuition rates for our diploma programs in the U.S. and Canada range from $5,000 to $27,000, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $235 to $330 per undergraduate credit hour, depending upon the program of study. Tuition for graduate programs ranges from $390 to $435 per credit hour. On average, an undergraduate degree candidate can expect tuition of approximately $9,200 per academic year, while a master’s degree candidate can expect tuition of approximately $9,700 per academic year. In addition to tuition, students may be required to purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges.

If a student fails to complete the period of enrollment (such as a quarter, trimester, semester, academic year, or program), the institution may be required to refund tuition previously collected to the originating or disbursing agency. Refunds are calculated in accordance with the applicable federal, state, provincial or institutional refund policies.

Campus Administration

We establish policy at our corporate office, implement these policies, and monitor the performance of our schools through the coordination of the executive vice president of operations, the division presidents, our regional vice presidents of operations, the regional vice presidents of admissions and their respective support staffs and through our internal audit department. The college presidents have the responsibility for the day-to-day operation of the schools. Each U.S. college generally employs the following management personnel which report to the college president:

•	an academic dean or education director;

•	an admissions director;

•	a career services director;

•	a finance director, and

•	a business manager (where total students enrolled justify this level of support).

Our schools in Canada typically employ a smaller management team structure that will grow as each school expands capacity.

Corporate personnel manage several key functions, including accounting, information technology, financial aid management, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, and provide academic and instructional support for online learning. Among the principal oversight functions performed by corporate personnel (in cooperation with our division, region and college management) are the annual operating budget, strategic planning and forecasting processes. These processes establish goals for each college, assist in implementing strategies and establish performance expectations and corresponding incentives. Our senior management team monitors operating performance and profitability of each college using our information systems and has established periodic communication with the college presidents to review key performance indicators such as lead flow, starts, student population, and other operating results to determine the proper course of action.

Competition

The post-secondary education market in the United States, consisting of approximately 6,600 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by our colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 2,500 private, for-profit colleges and schools. The post-secondary education market in Canada is, we believe, also highly fragmented. Typically, the tuition charged by public institutions is less than tuition we charge for comparable programs because public institutions receive state subsidies, donations and government research and other grants that are not available to our colleges. However, tuition at other private non-profit institutions is often higher than the tuition charged at our colleges.

We compete in most markets with other private, for-profit institutions offering similar programs. We believe the long operating history of many of our colleges, the qualifications of our faculty, our facilities, and our emphasis on student services and placement allows us to compete effectively. In addition, many of our colleges have been operating in their markets for many years, which has led to a substantial number of graduates who are working in the community and validate the quality of the colleges’ programs. For example, the Bryman Colleges have been well known in the healthcare education field in California for over 40 years, our Duff’s College in Pittsburgh opened over 150 years ago, and our FMU Tampa campus has operated in Florida for over 100 years.

Facilities

Our corporate office is located in Santa Ana, California and our 128 campuses and 14 training centers, as of June 30, 2005, are located in 24 states and 7 Canadian provinces. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity at our facilities and the expected future facilities capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2001 through fiscal 2005, approximately 19% of the campuses have been relocated and an additional 69% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended:

	2001	2002	2003	2004	2005
Opened
Acquired	9	3	4	72	1
Branched	4	4	6	10	5
Closed or combined	1	2	0	5	12
Total campuses/training centers at year end	56	61	71	148	142
Relocated	3	6	3	5	10
Enlarged or remodeled	9	10	17	30	32

All but three of our facilities are leased. In addition, we lease our headquarters offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

Management and Employees

Our company is led by David G. Moore, Chairman of the Board, and Jack D. Massimino, President and Chief Executive Officer. They are assisted by the other executive officers of the Company: Beth A. Wilson, Kenneth S. Ord , William B. Buchanan, Mary H. Barry, Mark L. Pelesh, Robert C. Owen, and, Stan A. Mortensen. In addition to the executive officers, our management team includes other vice presidents and senior vice presidents who provide supervision of various functional areas and the presidents of our operating divisions. As of June 30, 2005, we had approximately 8,185 employees in the U.S. and Canada, of whom approximately 3,200 were part-time and approximately 470 were employed at or assigned to our corporate headquarters and regional offices.

Faculty

The faculty members at our colleges are industry professionals and hold appropriate credentials in their respective disciplines. We choose faculty who possess the requisite academic and experiential qualifications and who we believe will be successful in working with our students and encourage them to pursue professional development activities to enhance their functional and classroom skills. We believe the skill and dedication of our faculty is critical to the academic and professional success of our students. As of June 30, 2005, we employed 4,353 faculty in the United States and Canada, 1,462 of whom were full-time employees. Faculty represents approximately 47% of our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of September 2, 2005:

Name	Age	Position
David G. Moore	66	Chairman of the Board
Jack D. Massimino	56	President and Chief Executive Officer
Beth A. Wilson	53	Executive Vice President, Operations
Kenneth S. Ord	59	Executive Vice President and Chief Financial Officer
William B. Buchanan	39	Executive Vice President, Marketing
Mary H. Barry	56	Executive Vice President and Chief Compliance Officer
Mark L. Pelesh	51	Executive Vice President, Legislative and Regulatory Affairs
Stan A. Mortensen	38	Senior Vice President, General Counsel and Corporate Secretary
Robert C. Owen	44	Senior Vice President and Chief Accounting Officer

David G. Moore is one of the founders of our company and has served a member of our board of directors, since our inception in July 1995. He was elected the Chairman of the Board in August of 2001. Immediately prior to forming our company, he was President of National Education Centers, Inc. (“NECI”), a subsidiary of National Education Corporation. From 1992 to 1994, Mr. Moore served as President of DeVry Institute of Technology in Los Angeles, where he developed DeVry’s West Coast growth strategy. From 1980 to 1992, he was employed by Mott Community College in Flint, Michigan, where he was President from 1984 to 1992. From 1960 to 1980, Mr. Moore served a distinguished career in the U.S. Army, retiring at the rank of Colonel. Mr. Moore received a Bachelor of Arts in Political Science from Seattle University and Master’s of Business Administration from the University of Puget Sound. He has also completed the Management of Higher Education Program at Harvard University, post graduate studies in Higher Education Management at the University of Michigan and graduate study and research in Computer Science at Kansas State University.

Jack D. Massimino, became our President and Chief Executive Officer in November 2004. He was previously a member of the Board of Directors and a member of the Audit and Compensation Committees of the Board. Prior to joining our company, Mr. Massimino was retired and managed his personal investment portfolio. Previously, he was President and Chief Executive Officer of Talbert Medical Management Corporation, a publicly traded physician practice management company from 1995 through late 1997. Prior to his association with Talbert, Mr. Massimino was Executive Vice President and Chief Operations Officer of FHP International Corporation, a multi-state, publicly-traded HMO, with revenues of approximately $4 billion at the time of his service. He also served in other executive positions after joining FHP in 1988, including Senior Vice President and Vice President, Corporate Development. Prior to such time, Mr. Massimino held other executive positions in the healthcare field starting in the mid-1970’s. He received a Bachelor of Arts in Psychology from California Western University and earned a Master’s Degree in Management from the American Graduate School for International Management.

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

Kenneth S. Ord became our Executive Vice President and Chief Financial Officer in February 2005. Mr. Ord brings more than 30 years of financial experience to his position from publicly traded companies in the healthcare, staffing services and automotive industries. Mr. Ord was the Chief Financial Officer at Alliance Imaging, Inc. from 1998 to 2004. Previously he was the Chief Financial Officer of Talbert Medical Management Corporation during 1997 and he was the Chief Financial Officer of FHP International Corporation from 1994 to 1997. Prior to his experience at FHP, Mr. Ord held several successively responsible positions at Kelly Services Inc, including Treasurer, Controller and Vice President Finance. He began his career at Ford Motor Company, working in various financial roles, ranging from financial controls to profit analysis. Mr. Ord holds a Master’s in Business Administration from Brigham Young University.

William B. Buchanan became our Executive Vice President of Marketing in July 2004. From 2003 to 2004, Mr. Buchanan was employed by Greenpoint Mortgage, where he directed all retail marketing, with responsibility for direct marketing, internet marketing, advertising and branch marketing. From 1995 to 2002, Mr. Buchanan was employed by Providian Financial Corporation where he progressed through several senior marketing roles, including Vice President of Platinum Marketing, Senior Vice President of New Account Business, and Executive Vice President of New Channel and Product Development. Mr. Buchanan received a Bachelor of Arts in Political Science from the University of California, Berkley.

Mary H. Barry was named Chief Compliance Officer in August 2005. She served as our Executive Vice President of Academic Affairs from September 2003 to August 2005, and served as our Senior Vice President of Academic Affairs from July 2002 until August 2003. Prior to that time she served as our Vice President of Education from April 1998 through July 2002. She was previously employed by University of Phoenix, Southern California Campus, from 1992 through April 1996, where her assignments included Director of Academic Affairs and Director of Administration. She was the Regional Director of the Center for Professional Education, Western Region, from 1996 to 1998. Previously, Ms. Barry was employed in the banking industry as Senior Vice President of Marquette Banks, Director for Citibank, and Vice President of First National Bank of Chicago. Ms. Barry served as a Public Affairs Officer in the U.S. Marine Corps from 1971 to 1980, achieving the rank of Major. Ms. Barry earned a Bachelor of Science in Speech/Drama Education from Bowling Green State University, a Masters of Management from the Kellogg Graduate School of Management, Northwestern University and a Juris Doctorate from Western State University.

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

Robert C. Owen has served as our Senior Vice President and Chief Accounting Officer since February 2005. He joined Corinthian in 2004 as Vice President and Controller, and has more than 20 years experience in industry and public accounting. Previously, he served as Vice President, Controller for Princess Cruise Lines and as

Assistant Controller for Royal Caribbean Cruises Ltd. Mr. Owen began his career at Deloitte & Touche, where he spent 11 years in successively responsible positions, both in the U.S. and Canada. Mr. Owen earned a B.B.A. degree in accounting from Florida Atlantic University. He obtained his license as a Certified Public Accountant in Florida in 1985 and as a Chartered Accountant in Ontario, Canada in 1994.

GOVERNMENTAL REGULATIONS AND FINANCIAL AID

U.S. Regulations

Students attending our schools in the U.S. finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) and federal financial aid programs.

We estimate that during fiscal 2005 approximately 77.7% of our students in the U.S. received some federal Title IV financial aid. For fiscal 2005, approximately 79.3% of our revenues (on a cash basis) were derived from federal Title IV programs (as defined herein).

If any of our institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students in the U.S. obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs is to the students, who then apply those funds to the cost of their education. The receipt of funds from federal financial aid programs reduces the students’ amount due to the institution, but does not impact the Company’s revenue recognition.

In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the “HEA”), and the regulations issued there under by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA (the “Title IV Programs”). Under the HEA, regulatory authority is divided among each of the following components: (i) the federal government, which acts through the DOE; (ii) the accrediting agencies recognized by the DOE; and (iii) state higher education regulatory bodies. Among other things, the HEA and DOE regulations require each of our U.S. institutions to: (i) maintain a rate of default by its students on federally guaranteed loans that are below a specified rate; (ii) limit the proportion of its revenue (on a cash basis) derived from the Title IV Programs; (iii) comply with certain financial responsibility and administrative capability standards; (iv) prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or the award of financial aid; and (v) achieve prescribed completion and placement outcomes for short-term programs. The regulations, standards and policies of the regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations or standards could have material consequences for our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV Programs and costs of doing business.

The federally guaranteed loans referred to by us are authorized by the HEA and are guaranteed by an agency of the federal government. The guaranteed loans are neither guaranteed by us, nor can such guaranteed loans become our obligation. Accordingly, we do not record an obligation to repay any of the guaranteed loans that are not repaid by our former students, and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federally guaranteed loans.

Rather, the DOE regulations require that we maintain a rate of default by our former students on federally guaranteed, or funded student loans, that is below a specified rate, and pertain solely to our eligibility to participate in federal student financial aid programs. If an institution fails to maintain a Cohort Default Rate of 25% or less for three consecutive years, the institution could lose eligibility to participate in federal financial aid programs, and its students would lose access to the federally guaranteed student loan programs.

The DOE regulations define an institution as a main campus and its additional locations, if any. As defined by the DOE, our main campuses and additional locations in the U.S. are as follows:

Main Campus	Additional Locations
Ashmead College, Seattle, WA	Ashmead College, Fife, WA Ashmead College, Vancouver, WA Ashmead College, Everett, WA Ashmead College, Tigard, OR

Blair College, Colorado Springs, CO	Parks College, McLean, VA
Bryman College, Alhambra, CA	Bryman Institute, Chelsea, MA

Bryman College, Brighton, MA	Olympia College, North Aurora, IL

Bryman College, Gardena, CA	GMI, Norcross, GA
Bryman College, Hayward, CA	Bryman College, New Orleans, LA

Bryman College, Ontario, CA	Bryman Institute, Columbus, Ohio
Bryman College, Port Orchard, WA	Bryman College, Everett, WA Bryman College, Tacoma, WA Bryman College, St. Louis, MO

Bryman College, Renton, WA	Bryman College, Lynnwood, WA NIT, Houston (Bissonnet), TX
Bryman College, San Francisco, CA	Olympia College, Chicago, IL

FMU, Orlando (North), FL	FMU, Melbourne, FL FMU, Orlando (South), FL
FMU, Pinellas, FL	FMU, Lakeland, FL FMU, Jacksonville, FL

FMU, Tampa, FL	FMU, Brandon, FL FMU, Orange Park, FL
GMI, Atlanta, GA	GMI, Jonesboro, GA GMI, Marietta, GA

Kee Business College, Newport News, VA	Kee Business College, Chesapeake, VA
Las Vegas College, Las Vegas, NV	Las Vegas College, Henderson, NV

Mountain West College, Salt Lake City, UT	Everest College, Fort Worth, TX

NIT, Cross Lanes, WV	GMI, Dekalb, GA Bryman Institute, Eagan, MN
NIT, Long Beach, CA	Bryman College, City of Industry, CA Bryman College, West Los Angeles, CA

NIT, San Antonio, TX	NIT, Houston, TX NIT, Houston (Greenspoint), TX NIT, Houston (Hobby), TX
NIT, Southfield, MI	NIT, Dearborn, MI NIT, Detroit, MI NIT, Austin, TX

NST, Kendall, FL	NST, Ft. Lauderdale, FL
NST, North Miami Beach, FL	NST, Hialeah, FL

Main Campus	Additional Locations

Olympia Career Training Institute, Grand Rapids, MI	Olympia Career Training Institute, Kalamazoo, MI Olympia College, Merrillville, IN
Olympia College, Skokie, IL	Olympia College, Burr Ridge, IL

Parks College, Thornton, CO	Parks College, Aurora, CO Parks College, Arlington, VA
Rochester Business Institute, Rochester, NY	Everest College, Mid-Cities, TX

Springfield College, Springfield, MO	Everest College, Rancho Cucamonga, CA
Western Business College, Portland, OR	Western Business College, Vancouver, WA Everest College, Dallas, TX Everest Institute, Silver Springs, MD

Wyo-Tech, Fremont, CA	Wyo-Tech, Oakland, CA
Wyo-Tech, Laramie, WY	Wyo-Tech, Blairsville, PA Wyo-Tech, Sacramento, CA

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

Pursuant to provisions of the HEA, the DOE relies on accrediting agencies to determine whether an institution and its educational programs are of sufficient quality to permit it to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions and requires accrediting agencies to submit to a periodic review by the DOE as a condition of their continued recognition. All of our colleges located within the U.S. are accredited by an accrediting agency recognized by the DOE as depicted in the table below:

Accrediting Agency	Number of Schools Accredited	% of Total Schools
Accrediting Commission of Career Schools and Colleges of Technology	42	45%
Accrediting Council for Independent Colleges and Schools	35	37%
Accrediting Bureau of Health Education Sciences	10	11%
Accrediting Council for Continuing Education and Training	6	6%
North Central Association	1	1%

Total U.S. Schools	94	100%

The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution’s operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEA, recognized accrediting agencies must conduct regular reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing a change of ownership must be reviewed by the appropriate accrediting agency. All of our colleges in the U.S. have been visited and reviewed by their respective accrediting agencies subsequent to the date of acquisition by us. Accrediting agencies also monitor institutions’ compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also require the institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, typically completion or graduate placement outcomes. This is commonly referred to as being on “reporting” status. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. Being on probation, show cause, or reporting status may cause an accreditor to deny an institution permission, or otherwise delay approval, to open and commence instruction at new locations.

Show Cause Orders. A show cause order is issued based upon an accrediting agency’s concerns that an accredited institution may be out of compliance with one or more accrediting standards. It affords the institution the opportunity to respond before any adverse action is taken. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the show cause order, continue the show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution.

We responded to the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) with respect to the previously reported show cause order for our Georgia Medical Institute campus in Dekalb, Georgia, in a timely manner and will continue to work with ACCSCT to address and resolve any concerns regarding that school.

The Accrediting Bureau of Health Education Sciences (“ABHES”) recently issued show cause orders to our Olympia College in Grand Rapids, Michigan, and its two branch campuses in Kalamazoo, Michigan and Merrillville, Indiana, and to our Georgia Medical Institute campus in Atlanta and its two branch campuses in Marietta and Jonesboro, Georgia. These show cause orders relate to completion and placement rates. We have responded to each of these show cause orders and will continue to work with ABHES to address and resolve any concerns on which the show cause orders are based. ACCSCT also recently issued a show cause order to our National Institute of Technology campus in Houston (Greenspoint), Texas, relating to the school’s placement outcomes. We expect to respond to ACCSCT in advance of its next commission meeting, currently scheduled for November 2005.

Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by one or more of these schools to satisfactorily resolve the show cause orders could have a material adverse effect on our business, results of operation and financial condition.

Supplemental Reports. As of June 30, 2004, forty of our colleges were required to provide periodic supplemental reports to their respective accrediting agencies, primarily with respect to the completion and/or placement rates of their students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

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

Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 1998. Consequently, Congress is currently considering the reauthorization of the HEA, and is currently expected to conclude it in calendar 2005 or 2006. Although it is unclear at this time what changes, if any, Congress may make to the HEA as a result of reauthorization, we believe that upon reauthorization, our institutions and students will continue to have access to Title IV funds. However, if substantial changes were made to HEA that adversely affected the terms and conditions of our schools’ participation in the Title IV programs as a result of reauthorization, it could have a material adverse impact on our operating results and cash flows.

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

Pell. Pell grants are the primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 2004-2005 award year, Pell grants ranged from $400 to $4,050 per year. Amounts received by students enrolled in our institutions in the 2004-2005 award year under the Pell program equaled approximately 20.7% of our net revenue (on a cash basis).

FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2004-2005 award year, our contribution was met by approximately $1.6 million in funds from our institutions, funds from state scholarships and grants, and funds from foundations and other charitable organizations. Amounts received by students in our institutions under the federal share (including the FSEOG match) of the FSEOG programs in the 2004-2005 award year equaled approximately 0.7% of our net revenue (on a cash basis).

FFEL and FDL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the William D. Ford Federal Direct Loan (“FDL”) program, students may obtain loans directly from the DOE rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in our institutions under the Stafford program in the 2004-2005 award year equaled approximately 48.3% of our net revenue (on a cash basis). PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Amounts received by students in our institutions under the PLUS program in the 2004-2005 award year equaled approximately 9.3% of our net revenue (on a cash basis).

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

Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each award year, with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate a financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2004-2005 award year, we collected approximately $4.0 million from our former students in repayment of Perkins loans. In the 2004-2005 award year, we had no required matching contribution. The Perkins loans disbursed to students in our institutions in the 2004-2005 award year equaled approximately 0.5% of our net revenue (on a cash basis).

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

The following table sets forth the final Cohort Default Rates for our institutions in the U.S. for federal fiscal years 2001 and 2002, and draft rates for 2003:

Institution	2001	2002	2003 (2)
AMI Institute, Daytona Beach, FL	12.4%	11.9%	8.4%
Ashmead College, Seattle, WA (Fife, Vancouver, and Everett, WA, and Tigard, OR) (1)	7.3%	6.1%	6.2%
Blair College, Colorado Springs, CO (Parks College, McLean, VA) (1)	14.4%	12.5%	7.3%
Bryman College, Alhambra, CA (Bryman Institute, Chelsea, MA (1)	12.0%	7.6%	11.1%
Bryman College, Gardena, CA (GMI, Norcross, GA) (1)	11.7%	9.5%	6.4%
Bryman College, Los Angeles, CA	10.1%	9.9%	8.5%
Bryman College, Anaheim, CA	6.7%	8.8%	7.2%
Bryman College, San Francisco, CA (Olympia College, Chicago, IL) (1)	13.2%	10.3%	9.5%
Bryman College, San Jose, CA	10.0%	8.8%	11.8%
Bryman College, Hayward, CA (New Orleans, LA) (1)	11.9%	12.6%	6.3%
Bryman College, Renton, WA (Lynnwood, WA; NIT, Bissonet, TX) (1)	9.7%	10.3%	6.6%
Bryman College, Reseda, CA	7.7%	6.6%	7.1%
Bryman College, Ontario, CA	8.8%	10.2%	7.8%
Bryman College, Torrance, CA	6.6%	11.5%	12.4%
Bryman College, Port Orchard, WA (Everett, and Tacoma, WA) (1)	9.0%	11.2%	11.3%
Bryman College, San Bernardino, CA	2.7%	6.9%	10.9%
Bryman Institute, Brighton, MA	9.7%	14.7%	8.1%
Duff’s Business Institute, Pittsburgh, PA	21.2%	21.9%	13.2%
Everest College, Phoenix, AZ	8.5%	17.7%	15.9%
FMU, Orlando (North), FL (Orlando South, and Melbourne, FL) (1)	12.2%	9.7%	9.1%
FMU, Pinellas, FL (Lakeland and Jacksonville, FL) (1)	10.8%	11.4%	10.5%
FMU, Pompano Beach, FL	13.0%	9.0%	7.6%
FMU, Tampa, FL (Brandon and Orange Park, FL) (1)	12.9%	9.7%	9.4%
GMI, Atlanta, GA (Jonesboro and Marietta, GA) (1)	18.5%	15.4%	10.6%
Kee Business College, Newport News, VA (Chesapeake, VA) (1)	10.8%	11.4%	8.2%
Las Vegas College, Las Vegas, NV (Henderson, NV) (1)	17.6%	16.2%	13.7%

Institution	2001	2002	2003 (2)
Mountain West College, Salt Lake City, UT	15.6%	13.8%	13.8%
National School of Technology, North Miami Beach, FL (Hialeah, FL) (1)	15.2%	12.0%	9.5%
National School of Technology, Kendall, FL (Ft. Lauderdale, FL) (1)	14.2%	7.7%	12.3%
NIT, Cross Lanes, WV (GMI, Dekalb, GA; Bryman Institute, Eagan, MN) (1)	13.2%	10.6%	10.6%
NIT, Long Beach, CA (Bryman College, West Los Angeles and City of Industry, CA) (1)	15.8%	12.8%	13.2%
NIT, San Antonio, TX (Houston, Greenspoint, and Hobby, TX) (1)	14.3%	14.5%	15.7%
NIT, Southfield, MI (Dearborn and Detroit, MI, and Austin, TX) (1)	15.1%	8.7%	5.2%
Olympia College, Skokie, IL (Burr Ridge, IL) (1)	8.9%	7.6%	9.3%
Olympia Career Training Institute, Grand Rapids, MI, (Kalamazoo, MI, and Olympia College, Merrillville, IN) (1)	8.5%	9.1%	7.0%
Parks College, Thornton, CO (Aurora, CO, and Arlington, VA) (1)	15.7%	13.3%	10.5%
Rochester Business Institute, Rochester, NY (Everest College, Mid Cities, TX) (1)	16.3%	12.2%	9.4%
Springfield College, Springfield, MO (Everest College, Rancho Cucamonga, CA) (1)	17.1%	15.4%	12.0%
Western Business College, Portland, OR (Vancouver, WA, and Everest College, Dallas, TX) (1)	9.0%	13.4%	10.0%
Wyo-Tech, Boston, MA	10.2%	15.6%	5.5%
Wyo-Tech, Fremont, CA (Oakland, CA) (1)	13.3%	13.1%	14.7%
Wyo-Tech, Laramie, WY (Sacramento, CA and Blairsville, PA) (1)	5.5%	4.4%	4.2%
Consolidated Average Cohort Default Rate	12.4%	11.1%	9.6%

(1)	Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.
(2)	Rates are based on the draft Cohort Default Rates issued on February 12, 2005, and are subject to change when final rates are published.

In addition, if an institution’s Cohort Default Rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Fourteen of our institutions have Perkins program Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 2003 federal award year, the most recent year for which such rates have been calculated. During fiscal 2003, Perkins loans amounted to approximately 0.4% of our total revenues (on a cash basis). The Perkins program Cohort Default Rates for these institutions ranged from 6.1% to 24.13%. Default rates in excess of 15% could result in provisional certification status. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

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

As previously disclosed, the U.S. DOE conducted a program review at our Bryman College in San Jose, California in December 2003. Shortly thereafter, that school was placed on reimbursement status by the DOE. On September 22, 2004, the Company announced that the DOE had returned the campus to the advance system of funding. As required by the DOE, we delivered a written response to the program review on December 14, 2004. On May 12, 2005 we announced that we had received a Final Determination Letter from the DOE that resolved the program review. The Final Determination Letter required the return of a net amount of approximately $776,000 to the DOE, the Perkins Fund and Federal Family Education Loan program lenders. No fines or penalties were assessed, and the institution’s continued eligibility to receive Title IV student financial aid funds was not affected. The payment did not have a material adverse impact on our financial condition or results of operations.

From time to time, certain of our other institutions have also been the subject of program reviews by the DOE. Program reviews are often unresolved for several months or years with little or no communication from the DOE. We do not believe that any of our currently pending program reviews with the DOE is reasonably likely to have a material adverse effect on the Company. However, if the DOE were to make significant findings of non-compliance by any of our schools in any ongoing or future program review, it could have a material adverse effect on our business, results of operations or financial condition.

Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by the DOE to limit, suspend, or terminate the participation of the affected institution in the

Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no proceeding pending to fine any of our institutions or to limit, suspend, or terminate any of our institutions’ participation in the Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Any such action that substantially limited our schools’ participation in the Title IV Programs could have a material adverse effect on our business, results of operations and cash flows, and financial condition.

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

For fiscal 2005, our calculations reflect that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. Also, our company, on a consolidated basis, meets the requirements with the composite score of 2.06.

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

Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution that has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, we currently have outstanding letters of credit relating to these programs in the aggregate amount of approximately $1.9 million. There can be no assurance that, upon review by the DOE, that we will not be required to post additional letters of credit in favor of the DOE on behalf of the affected colleges.

Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control, including all of the institutions that we have acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution’s access to Title IV Program funds. All of our schools have been provisionally certified following their acquisition by us. As of June 30, 2005, nine of our acquired schools are on provisional certification due to their change in ownership.

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

Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the “ability to benefit” from the program of study. Seventy-four of our colleges admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student’s achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. In addition to the testing requirements, the DOE regulations also prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution. None of our colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2005, ATB students represented approximately 9.5% of our total student population.

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

Canadian Regulations

Students attending our schools in Canada finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) and federal and provincial financial aid programs.

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

Licensing/Registration. Our ability to provide private-for-profit post-secondary education and grant diplomas to graduates in Canada is regulated by provincial governments. In each of the seven provinces (the “Regulating Provinces”) in which we operate, the provincial ministry of education or ministry of training is responsible for registering or licensing and regulating private-for-profit educational institutions. The applicable private vocational schools (“PVS”)/ private career college (“PCC”) legislation in each of the Regulating Provinces stipulates that an education provider, such as our Canadian division, CDI, must register or license each of its diploma granting programs as well as each of its campuses with the requisite ministry. Typical requirements for obtaining this licensed or registered status include the financial viability of the campus, the “integrity and honesty” of the applicant’s officers and directors, and the reasonable expectation that the course of study offered by the applicant (the PVS or PCC) will provide the skills requisite for employment in the vocation in which it is being trained. Licenses or registrations must be renewed by the PVS/PCC annually, except in Saskatchewan and Quebec which provide for multiple year renewal periods. Each Regulating Province has the statutory power to deny, refuse to renew, suspend or revoke a license or registration where the PVS/PCC is in breach of a term or condition of the registration found in the applicable statute. We believe all of our Canadian campuses and each of the diploma programs offered in Canada are licensed or registered in their respective Regulating Province. In May 2005, as part of the Ontario Government’s budget bill (Bill 197), the Private Career Colleges Act was introduced and read in the Ontario Legislative Assembly. It is assumed that this legislation will pass the Legislature, receive Royal Assent and come into force in late fall of 2005.

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

Financial aid programs provide students with access to funds during their study period, based on a needs test. The loans are provided through the National Student Loan Center for the program. The funds are loaned interest-free to the student during the study period and this interest-free period generally continues for a six-month period after graduation. After the interest-free period has concluded, the student must begin repayments of the loan with interest. During the student’s interest-free period, interest is paid by the federal and/or provincial governments to the National Student Loan Center. Recently, government spending on the repayment of defaulted student loans has become a sensitive political issue. Several of the governments in the Regulating Provinces have, or are in the process of, reforming their student financial aid regimes to address this concern. The Ontario government has an initiative to reduce the number of loan defaults in that province. In addition to several other facets of this initiative, the Ministry of Training, Colleges and Universities (the “Ministry”) has adopted a policy whereby they will only guarantee defaulted student loans to a certain capped amount, beyond which the applicable PCC is responsible for guaranteeing repayment. For the 2005/06 default cohort year, we have ten Ontario locations that were required to issue a promissory note and/or collateral due to the default sharing program. Should the default rate in 2008 be below threshold (25%), no payment will be required.

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

ITEM 2. PROPERTIES

Our corporate office is located in Santa Ana, California and our 128 campuses and 14 training centers, as of June 30, 2005, are located in 24 states and 7 Canadian provinces. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity of our facilities and the expected future capacity of our facilities required to accommodate campus growth initiatives. From the beginning of fiscal 2001 through fiscal 2005, approximately 19% of the campuses have been relocated and an additional 69% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled in each of the last five fiscal years ended:

	2001	2002	2003	2004	2005
Opened
Acquired	9	3	4	72	1
Branched	4	4	6	10	5
Closed or combined	1	2	0	5	12
Total campuses/training centers at year end	56	61	71	148	142
Relocated	3	6	3	5	10
Enlarged or remodeled	9	10	17	30	32

All but three of our facilities are leased. In addition, we lease our headquarters offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

Square footage of our schools and colleges varies significantly based upon the type of programs offered and the market being served. Please see the section entitled “Programs of Study” in Item 1, “Business”, for square footage by location.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary conduct of its business, the Company and its colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed below will not have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company received another putative class action complaint entitled Jennifer Baker, et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. and on April 15, 2005, the Company received a complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Baker complaint names nine plaintiffs while the Alvarez first amended and supplemental complaint names ninety-nine plaintiffs. Additionally, the court in the Alvarez case recently granted the plaintiffs motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that

FMU credits are not transferable to other institutions. The Baker, Satz and Travis plaintiffs seek certification of the lawsuits as class actions and seek recovery of compensatory damages and attorney’s fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in a July 5, 2005 award on the Company’s motion to dismiss. The arbitrator also found that Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. Satz has filed a motion for reconsideration which is currently pending. The Company believes the other complaints are likewise without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in Travis, Baker and Alvarez.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of our common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. The cases purportedly are brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through either June 23, 2004 or July 30, 2004, depending on the complaint. The complaints allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On November 5, 2004, a lead plaintiff was chosen and these cases are now consolidated into one action. A consolidated and amended complaint was filed in February 2005. On September 6, 2005, the court granted the Company’s motion to dismiss, without prejudice. The Company expects the lead plaintiff to file a second consolidated amended complaint. The Company intends to continue vigorously defending itself and its current and former officers in this matter.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni and the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the foregoing securities class action complaints. The Collet and Davila cases have now been consolidated into one action, and a consolidated complaint has been filed. The Company believes the consolidated complaint is without merit and intends to vigorously defend the Company’s directors and current and former executive officers against the allegations. This consolidated action has been stayed by the court pending a decision on the Company’s motion to dismiss in the federal securities action.

The California Attorney General’s Office has requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures. The Attorney General’s office has not asserted any claims against the Company and the Company is cooperating with the inquiry.

In February 2005, the Company received a putative class action demand in arbitration entitled Michelle Sanchez v. Corinthian Colleges, Inc., filed by a former diagnostic medical sonography student from the Company’s Bryman College campus in West Los Angeles, alleging violations of the California education code and of California’s Business and Professions Code Section 17200. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

In February 2005, the Company was served with a lawsuit entitled Nancy Tsai v. Corinthian Colleges, Inc., et al., filed by twenty-four current or former medical assisting students from the Company’s National Institute of Technology campus in Long Beach, California, alleging fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California Business and Professions Code Section 17200, regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant examination. The complaint does not seek certification as a class action. The Company has filed demands in arbitration against each of the individual plaintiffs for breach of their contractual obligation to arbitrate rather than litigate disputes with the Company and has prevailed on its motion with the California Superior Court to compel the plaintiffs to binding arbitration. The Company intends to vigorously defend itself in this matter.

On April 6, 2005, the Company was served with a lawsuit entitled Jaclyn Fisher, et al. v. Corinthian Colleges, Inc., filed by forty-one current or former medical assisting students from the Company’s Bryman College campus in Tacoma, Washington, dating back to before the Company acquired the campus. The plaintiffs allege negligent/intentional misrepresentations and violations of the state consumer protection act regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant exam. The complaint does not seek certification as a class action. The Company removed the case to federal court and prevailed on its motion to compel twenty-one of the plaintiffs with arbitration provisions to binding arbitration. Additional individual lawsuits in federal and state court and demands in arbitration have been filed by the same counsel to the original twenty-four plaintiffs which contain virtually identical allegations and which raise the total number of students involved to approximately eighty-four. The additional students are primarily from the Company’s Bryman, Tacoma campus, but are also alleged to have attended the Bryman campuses in Lynwood and Renton, Washington. The Company intends to vigorously defend itself in this matter.

In addition to the legal proceedings and other matters described above, the Company is or may be a party to pending or threatened lawsuits related primarily to services currently or formerly performed by the Company. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

The Company is also subject to various environmental laws and regulations. The Company’s operations, like those of other companies involving industrial applications in the provision of educational services, involve the use of substances regulated under environmental laws. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on the Company’s financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Policy

We have never paid cash dividends on our common stock. We currently anticipate retaining future earnings, if any, to finance internal growth and potential acquisitions. Payment of dividends in the future, if at all, will depend upon our earnings and financial condition and various other factors our Board of Directors may deem appropriate at the time. Our amended credit agreement limits the payment of cash dividends.

Issuer Purchases of Equity Securities

Neither our company nor any “affiliated purchaser” has made any purchases of our securities by or on our behalf.

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market System under the symbol “COCO.” The approximate number of holders of record of our common stock as of September 2, 2005 was 41 and we believe the number of beneficial owners to be approximately 25,000. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

On September 2, 2005 the closing price per share of common stock was $12.72 and the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2004 and 2005, and the first quarter to date of fiscal 2006, is as follows (after giving effect to the two-for-one stock splits effected in the form of stock dividends in December 2000, May 2002, and March 2004):

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:

2004:
First Quarter	$30.19	$24.50
Second Quarter	33.13	25.91
Third Quarter	33.01	28.25
Fourth Quarter	35.81	22.51

2005:
First Quarter	$24.61	$10.29
Second Quarter	19.72	13.60
Third Quarter	19.69	15.36
Fourth Quarter	17.24	12.76

2006:
First Quarter through September 2, 2005	$13.93	$12.61

Securities Authorized for Issuance Under Equity Compensation Plans as of June 30, 2005.

As of June 30, 2005, our equity compensation plans consisted of the 1998 Performance Award Plan (the “1998 Plan”), the 2003 Performance Award Plan (the “2003 Plan”), the 2004 New Hire Plan (the “New Hire Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The 1998 Plan, the 2003 Plan and the ESPP have all been approved by our shareholders.

The New Hire Plan has not been approved by our shareholders. The New-Hire Plan provides the Company with flexibility to grant stock options, stock appreciation rights, restricted stock, stock unit, performance share, dividend equivalent and other stock-based awards, and is administered by the Compensation Committee of the Company’s Board of Directors. Awards may be granted under the New-Hire Plan only as an inducement material to the award recipient’s entering into employment with the Company and only if the recipient was not previously an employee or director of the Company (or following a bona fide period of non-employment). The Compensation Committee determines the type(s) of awards to be granted under the New-Hire Plan, the purchase price for any awards or the shares of common stock subject to an award, the vesting schedule (if any) applicable to each award, the term of each award, and the other terms and conditions of each award, in each case subject to the express limitations of the New-Hire Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,926,863	(1)	$14.89	(3)	4,550,000
Equity compensation plans not approved by security holders	111,000	(2)	16.00	(3)	154,000

Total	9,037,863		$14.90	(3)	4,704,000

(1)	Includes 189,986 shares to be issued upon the vesting of Restricted Stock Units (“RSUs”), for which no exercise price will be paid.
(2)	Includes 12,500 shares to be issued upon the vesting of RSUs, for which no exercise price will be paid.
(3)	For purposes of calculating weighted average exercise price, RSUs are assumed to have an exercise price of $0.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data and the balance sheet data set forth below as of and for each of the 5 years ended June 30, 2001, 2002, 2003, 2004 and 2005 are derived from our audited consolidated financial statements. Balance sheet data as of June 30, 2001, 2002, 2003 and 2004 and the related statements of operations data for the years then ended have been restated to reflect the changes in our revenue recognition policy with respect to certain diploma programs described in Item 7 “ Management Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and in Note 2 to our accompanying consolidated financial statements. We have not amended our previously filed annual reports on Form 10-K for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. These historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended June 30,
	2001	2002	2003	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues (1)	$241,663	$332,342	$511,429	$795,636	$963,565

Operating expenses:
Educational services	131,501	175,088	251,366	419,280	535,450
General and administrative	19,562	29,614	49,770	65,136	87,338
Marketing and admissions	52,349	70,741	106,478	178,213	228,437
Impairment, facility closing, and severance charges	—	—	—	6,364	18,165

Total operating expenses	203,412	275,443	407,614	668,993	869,390

Income from operations	38,251	56,899	103,815	126,643	94,175
Interest (income)	(2,363)	(1,763)	(1,259)	(1,362)	(3,439)
Interest expense, net	285	225	1,602	3,204	4,209
Other (income) expense, net	—	(662)	(13)	160	160

Income before provision for income taxes	40,329	59,099	103,485	124,641	93,245
Provision for income taxes	16,111	23,662	41,096	48,945	34,822

Net income	$24,218	$35,437	$62,389	$75,696	$58,423

Income per common share (2):
Basic	$0.29	$0.42	$0.72	$0.85	$0.64

Diluted	$0.28	$0.40	$0.68	$0.81	$0.63

Weighted average number of common shares outstanding:
Basic	84,128	85,384	86,930	89,209	90,678

Diluted	86,924	89,388	92,056	94,014	92,760

	Years Ended June 30,
	2001	2002	2003	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars In thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$21,532	$64,653	$82,846	$124,392	$127,925
Investing activities	(17,395)	(48,308)	(96,057)	(173,948)	(127,890)
Financing activities	10,715	4,678	8,351	60,344	11,153
Capital expenditures, net of disposals	$12,545	$23,023	$34,351	$74,600	$76,556
Number of colleges/training centers at end of period	56	61	71	148	143
Student population at end of period	25,626	34,221	43,229	64,810	66,114
Starts during the period (3)	33,252	43,427	56,787	88,254	96,231
Balance Sheet Data:
Cash, cash equivalents and restricted cash (4)	$19,748	$41,028	$35,911	$46,709	$57,863
Marketable securities	9,699	25,706	3,897	—	41,375
Working capital	35,873	52,704	31,131	44,800	90,258
Total assets	135,581	209,401	333,084	561,462	674,572
Long-term debt, net of current portion	2,138	1,515	1,384	46,366	54,243
Long-term capital lease obligations, net of current portion	—	—	12,586	12,406	12,198
Total stockholders’ equity	$101,714	$143,694	$223,433	$341,104	$410,825

(1)	Represents student tuition and fees and bookstore sales, net of refunds.
(2)	All share and per share amounts have been restated to reflect two-for-one stock splits effected in the form of stock dividends in May 2002 and March 2004.
(3)	Represents the new students starting school during the periods presented.
(4)	Includes approximately (in thousands) $10, $267, $10, $10 and $10 of restricted cash at June 30, 2001, 2002, 2003, 2004 and 2005, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

Restatement of Previously Issued Consolidated Financial Statements

Since its inception in 1995, Corinthian Colleges, Inc. (the “Company”) recognized revenue pro-rata, calculated on a monthly basis for its diploma programs at schools utilizing the Company’s original student information system. In certain schools acquired by the Company since that time where the existing information technology systems were also acquired, however, the Company maintained the daily calculation methodology for pro-rata revenue recognition that was used in those schools prior to the acquisition. Accordingly, for the last several years, the Company maintained more than one method to calculate pro-rata revenue recognition across its system of schools with diploma programs. In the monthly revenue recognition schools, the Company recognized a full month of revenue during the first month of attendance for each student, regardless of when the student started during the month.

Additionally, certain diploma programs require externships to be taken following the conclusion of in-school instruction in order to satisfy graduation requirements. For these programs, the Company has recognized revenue only over the period of in-school instruction.

Following a review of these accounting policies, and taking into consideration the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, and in consultation with the Company’s independent registered public accounting firm, Ernst & Young LLP, on August 17, 2005, the Company’s management and the Audit Committee of its Board of Directors concluded that the accounting policies to recognize revenue on a monthly basis and only over the period of in-school instruction should be changed. Accordingly, the Company’s management and Audit Committee determined that previously filed financial statements for the fiscal years 2001 through 2004 and for the first three quarters of fiscal 2005 should be restated. The Company has restated its financial statements for schools previously recognizing revenue on a monthly basis to adopt a mid-month convention for revenue recognition whereby only a half month of revenue is recognized in both the initial month and the final month of attendance for students in diploma programs. Additionally, the Company will recognize tuition revenue through the end of each student’s externship period.

These changes in our revenue recognition policy resulted in a reduction in revenue for fiscal years ended 2003 and 2004 of $5.9 million and $8.6 million, respectively. The restatement resulted in a corresponding reduction in diluted net earnings per share of $0.04 and $0.06 for the fiscal years ended 2003 and 2004, respectively.

Please refer to Note 2 of our accompanying consolidated financial statements for a summary of the impact of the restatement on our financial statements as of June 30, 2004, and for each of the two years then ended, and to Note 14 to our accompanying consolidated financial statements for a summary of the impact of the restatement on our previously reported quarterly financial information in fiscal years 2003, 2004 and 2005. Amounts previously reported for prior dates and periods that are included in the accompanying five-year summary of selected financial data are as follows:

	Year Ended June 30,
	2001	2002	2003
	(In thousands)
Balance Sheet Data:
Working capital	$39,722	$60,064	$42,038
Total assets	$138,636	$207,806	$329,398
Total stockholders’ equity	$105,563	$151,054	$234,341

	2001	2002
	(In thousands, except per share data)
Statement of Income Data:
Total revenue	$244,163	$338,146
Income from operations	$40,751	$62,703
Net income	$25,731	$38,948
Basic, net income per share	$.31	$.46
Diluted, net income per share	$.30	$.44

Background and Overview

As of June 30, 2005, we operated 128 colleges and 14 training centers, with more than 66,100 students, in 24 states and 7 Canadian provinces. During the fiscal year ended June 30, 2005, the Company had net revenues of $963.6 million. Our revenues consist principally of student tuition and fees and are presented as net revenues after adjustments for refunds related to students who do not complete their courses. We recognize revenues pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program.

Net revenues increased 21% to $963.6 million in 2005 from $795.6 million in 2004. The increase was largely the result of a 16.7% increase in average student population and a 4.3% increase in average tuition rate per student during the period. Tuition revenues, which represented 93.5% of fiscal 2005 total net revenues, fluctuate with the aggregate enrolled student population and the average program or credit hour charge. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts typically occur several times per month in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional “mini-start” in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level (diploma, associate’s, bachelor’s or master’s degree) and the specific curriculum.

The majority of students at our colleges rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. In fiscal 2005, approximately 79.3% of our net revenues, on a cash basis, were derived from federal student financial aid programs.

We categorize our expenses as educational services, general and administrative, and marketing and admissions. Educational services expenses primarily consist of those costs incurred to deliver and administer the education programs at the colleges, including faculty and college administration compensation; education materials and supplies; college facility rent and other occupancy costs; bad debt expense; bookstore and classroom expenses; depreciation and amortization of college property and equipment; default management expenses and financial aid processing costs.

General and administrative expenses consist principally of those costs incurred at the corporate and regional level in support of college operations, except for marketing and admissions related costs. Included in general and administrative expenses are costs relating to executive management, corporate staff and regional operations management compensation; rent and other occupancy costs for corporate headquarters; depreciation and amortization of corporate property and equipment and certain intangibles; and other expenses incurred at corporate headquarters. Additionally, all bonus and other incentive compensation expenses are included in general and administrative expenses.

Marketing and admissions expenses include compensation for college admissions staff, regional admissions personnel, compensation expenses for marketing management, and all direct marketing and production costs. We expense advertising costs as incurred.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, goodwill and intangible assets, deferred taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. Revenues consist primarily of tuition and fees derived from courses taught in our colleges, schools, and training centers. Revenues from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student’s tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as this amount is expected to be earned within the next year. For the corporate education services in our Pegasus division we recognize revenue using the percentage of completion method for long duration service contracts and as services are provided for short duration programs.

Students attending our post-secondary institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs) or (ii) “courses” leading to an associate’s, bachelor’s or master’s degree. Costs of “programs” or credit hours for “courses” are clearly identified in our enrollment agreements. At the start of each student’s respective “program” or “courses” of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or courses. We recognize revenue from tuition and fees on a straight-line basis over the relevant period attended by the student of the applicable course or program of study. If a student withdraws from an institution, we cease the recognition of revenue and the paid but unearned portion of the student’s tuition is refunded. Additionally, to ensure the delivery of education has occurred, either attendance is taken or academic events are conducted at appropriate intervals to ensure that the student is completing his or her respective field of study within the acceptable time period.

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

Many of our students in the U.S. participate in federally guaranteed student loan programs. The federally guaranteed student loans are authorized by the Higher Education Act (“HEA”) of 1965 and are guaranteed by an agency of the federal government. The guaranteed loans are not guaranteed by us, and the guaranteed student loans cannot become an obligation of ours. Accordingly, we do not record an obligation to repay any of the guaranteed loans that are not repaid by our former students and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federally guaranteed student loans.

The guarantee of student loans is provided by an agency of the federal government, not by us. If an institution’s former students’ default rate on guaranteed loans (Cohort Default Rate) equals or exceeds 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. Our institutions’ Cohort Default Rates act as a gatekeeper to their eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federally guaranteed loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels. Rather, if the Cohort Default Rates at a particular institution exceed 25% for three consecutive years, the institution’s students may lose eligibility to receive federal student financial aid.

Goodwill and Intangible Assets. We have significant goodwill and other intangible assets. Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. We consider a number of factors, including valuations and appraisals from independent valuation firms, in determining the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and trade names. We, however, are ultimately responsible for the valuations. The fair value of identified intangible assets is derived using accepted valuation methodologies, including cost, market, and income approaches, as appropriate, following consultations with valuation firms and in accordance with SFAS No. 141 and requirements set forth by the Uniform Standards of Professional Appraisal Practice.

Effective July 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. As of July 1, 2002, we ceased amortization of goodwill recorded in conjunction with past business combinations. In addition, we conducted a review of our other identifiable intangible assets and determined that accreditation and trade names met the indefinite life criteria outlined in SFAS No. 142. Our review considered analysis of all pertinent factors, including the expected use of the asset, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Accordingly, we also ceased amortization of the accreditation and trade names as of July 1, 2002. Curricula continue to be amortized over their useful lives ranging generally from three to ten years and the amortization is included in general and administrative expenses in the accompanying consolidated statements of operations.

Under SFAS No. 142, goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount at the reporting unit level as defined by SFAS No. 142. We determined the fair value of our reporting units using the income approach of valuation that includes discounted cash flow as well as other generally accepted valuation methodologies. To the extent the fair value of a reporting unit is less that the carrying amount of its assets, we record an impairment charge in the consolidated statements of operations.

Also, under SFAS No. 142, indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value of an intangible asset is less than its carrying amount, we record an impairment charge in the consolidated statements of operations. For instance, if we were to discontinue the use of a trade name or lose accreditation at one or more of our acquired schools to which we have ascribed value for trade names and accreditation, we would test the amounts we have allocated to such assets for impairment. Such testing would include estimating the future cash flows expected to be received from the trade names and accreditation and comparing them to their carrying values. If our estimate of the present value of these future cash flows were below the carrying values of the related assets, we would consider the assets to be impaired and take a charge against the amounts we had allocated to trade names and accreditation.

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

Contingencies. In the ordinary conduct of the business, we are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can reasonably estimated, we record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed will not have a material adverse effect on our financial condition or results of operations.

Stock-based Compensation. We account for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options issued to employees and SFAS No. 148, “Accounting for Stock-based Compensation Transition and Disclosure.” All stock options, stock appreciation rights or other common stock-based securities granted are accounted for under fixed accounting and have an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, if the Company had adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

On August 19, 2003, we acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) through a tender offer to acquire all of the outstanding shares of common stock. As of October 7, 2003, we had acquired all shares of CDI for approximately $42.1 million and the assumption of approximately $10 million of debt and other liabilities. We funded the acquisition with available cash and borrowings from our credit facility. CDI operated 45 post-secondary colleges and 15 corporate training centers throughout Canada. In October 2003, we completed the acquisition of CMA Careers, Inc. located in Kitchener, Ontario, Canada. The intent to acquire this campus by CDI had been agreed to prior to our acquisition of CDI. We combined one of the CDI campuses with another campus in close proximity in April 2004 and closed 11 campuses and one training center in fiscal 2005.

On August 4, 2004, we acquired substantially all of the assets of A.M.I., Inc. (“AMI”) for approximately $11 million, plus the assumption of certain liabilities of approximately $0.5 million. We funded the acquisition with available cash. AMI operates one campus in Daytona Beach, Florida that offers accredited diploma programs to prepare students for jobs as motorcycle, marine, and personal watercraft technicians. AMI’s motorcycle technician and dealership management programs prepare students for positions with dealerships such as BMW, Harley-Davidson, Ducati, Honda, Kawasaki, Suzuki, Triumph, and Yamaha.

Results of Operations

Comparisons of results of operations between the fiscal year ended June 30, 2005 and the fiscal years ended June 30, 2004 and 2003 are difficult due to the opening of 5 branch campuses and the acquisition of 1 campuses in fiscal 2005, the opening of 10 branch campuses and the acquisition of 57 campuses and 15 training centers in fiscal 2004, and the opening of 6 branch campuses and the acquisition of 2 campuses and 2 training centers in fiscal 2003.

The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,
	2003	2004	2005
	(Restated)	(Restated)
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	49.2	52.7	55.6
General and administrative	9.7	8.2	9.0
Marketing and advertising	20.8	22.4	23.7
Impairment, facility closing, and severance charges	—	0.8	1.9

Total operating expenses	79.7	84.1	90.2
Income from operations	20.3	15.9	9.8
Interest (income)	(0.2)	(0.2)	(0.3)
Interest expense, net	0.3	0.4	0.4
Other (income) expense, net	—	—	—

Income before provision for income taxes	20.2	15.7	9.7
Provision for income taxes	8.0	6.2	3.6

Net income	12.2%	9.5%	6.1%

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Net Revenues. Net revenues increased $167.9 million, or 21.1%, from $795.6 million in fiscal 2004 to $963.6 million in fiscal 2005 due primarily to a 16.7% increase in average student population and a 4.0% increase in the average tuition rate per student. At June 30, 2005, student population was 66,114, compared with 64,810 at June 30, 2004. Revenues in same schools increased 13.7% for the fiscal year 2005 and reflects a 0.3% increase in the same school student population at year end and a 4.2% increase in the average tuition rate per student. We define same schools as those colleges, schools and training centers that have been owned and operated by us for four full quarters. Core growth in revenues increased 17.9% for the fiscal year 2005. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools and training centers acquired within the last four quarters. Same school student starts increased 2.4% for the year ended June 30, 2005 when compared to the prior year. Net revenues also increased as a result of opening 5 branch campuses and acquiring one campus during fiscal 2005 as well as the full year impact of the acquisitions from fiscal 2004. As of June 30, 2005, we operated 128 colleges and 14 training centers compared to 133 colleges and 15 training centers as of June 30, 2004.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 52.7% of revenues in fiscal 2004 to 55.6% of revenues in fiscal 2005. The increase, as a percent of revenues, was due primarily to higher bad debt expense, depreciation, wages and occupancy costs. Educational services expenses increased $116.2 million, or 27.7%, from $419.3 million in fiscal 2004 to $535.5 million in fiscal 2005. The increase in educational services expenses was due primarily to additional wages, occupancy costs, bad debt expense and depreciation expense. Bad debt expense in fiscal 2005 amounted to $46.9 million and 4.9% of net revenues, compared to $30.7 million or 3.9% of net revenues in fiscal 2004. Additionally, during fiscal 2005, 103 new programs were adopted into existing schools, including 71 program adoptions into our campuses in the U.S. and 32 program adoptions into our campuses in Canada. During fiscal 2004, we adopted 147 programs into existing schools.

General and Administrative. General and administrative expenses include incentive bonuses and corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses increased from 8.2% of net revenues in fiscal 2004 to 9.0% of net revenues in fiscal 2005. The increase as a percent of revenues was due primarily to increased wages and public company compliance costs. General and administrative expenses increased $22.2 million, or 34.1%, from $65.1 million in fiscal 2004 to $87.3 million in fiscal 2005. The increase was primarily due to additional headquarters staff required to support the 21.1% increase in revenues as well as increased public company compliance costs and depreciation.

Marketing and Admissions. Marketing and admissions expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and admissions expenses increased from 22.4% of net revenues in fiscal 2004 to 23.7% of net revenues in fiscal 2005 primarily due to increased advertising. Marketing and admissions expenses increased $50.2 million, or 28.2%, from $178.2 million in fiscal 2004 to $228.4 million in fiscal 2005. The increase resulted in a 9.0% increase in total student starts during fiscal 2005. The increase was due to a higher volume of advertising as well as additional staffing.

Impairment, Facility Closing and Severance Charges. As a result of the decision to cease the implementation of our Peoplesoft Student Management System, we reviewed the related long-lived asset for possible impairment in accordance with SFAS 144. Based on the results of the review, we recognized an impairment charge of $16.2 million. We also recorded a facility closing charge of $1.6 million as a result of consolidating our two Mississauga, Ontario campuses in the fourth quarter of 2005. Additionally, we recorded a severance charge of $0.4 million.

Income From Operations. Income from operations decreased 25.6% from $126.6 million in fiscal 2004 to $94.2 million in fiscal 2005. As a percentage of net revenues, income from operations decreased from 15.9% of net revenues in fiscal 2004 to 9.8% of net revenues in fiscal 2005. The decrease in income from operations, as a percent of revenues, is primarily due to lower operating margins at our campuses and the impairment charge related to the Peoplesoft Student Management System.

Interest (Income) Expense, net. Interest expense (net of interest income of $3.4 million) amounted to $0.8 million in fiscal 2005 compared to interest expense (net of interest income of $1.4 million) of $1.8 million in fiscal 2004. The decrease in net interest expense from the prior year is primarily due to an increase in interest income resulting from higher average investment balances.

Provision for Income Taxes. The effective income tax rate was 37.3% of income before income taxes in fiscal 2005 compared to 39.3% of income before income taxes in fiscal 2004. The reduction in the effective rate was primarily due to state tax credits.

Net Income. Net income decreased $17.3 million from $75.7 million in fiscal 2004 to $58.4 million in fiscal 2005. As a percentage of net revenues, net income decreased from 9.5% of net revenues in fiscal 2004 to 6.1% of net revenues in fiscal 2005.

Income per Share. Diluted earnings per common share for fiscal 2005 decreased 22.2% to $0.63 per diluted common share compared to $0.81 per diluted common share for fiscal 2004. The weighted average number of diluted shares outstanding was 92.8 million in fiscal 2005 and 94.0 million in fiscal 2004.

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Net Revenues. Net revenues increased $284.2 million, or 55.6%, from $511.4 million in fiscal 2003 to $795.6 million in fiscal 2004 due primarily to a 49.9% increase in total student population and a 3.3% increase in the average tuition rate per student. At June 30, 2004, student population was 64,810, compared with 43,229 at June 30, 2003. Revenues in same schools increased 24.3% for the fiscal year 2004 and reflects a 15.1% increase in same school student population and a 6.2% increase in the average tuition rate per student in same schools. We define same schools as those colleges, schools and training centers that have been owned and operated by us for four full quarters. Core growth in revenues increased 28.3% for the fiscal year 2004. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools and training centers acquired within the last four quarters. Same school student starts increased 16.6% as of June 30, 2004 when compared to the prior year. Net revenues also increased as a result of opening 10 branch campuses and acquiring 57 campuses and 15 training centers during fiscal 2004. As of June 30, 2004, we operated 133 colleges and 15 training centers compared to 69 colleges and 2 training centers as of June 30, 2003.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 49.2% of revenues in fiscal 2003 to 52.7% of revenues in fiscal 2004. The increase, as a percent of revenues, was due primarily to higher educational services expenses in the campuses we acquired in fiscal 2004 as well as in the 35 campuses, that were relocated, remodeled, or enlarged during the year. Educational services expenses increased $167.9 million, or 66.8%, from $251.4 million in fiscal 2003 to $419.3 million in fiscal 2004. The increase in educational services expenses was due primarily to additional wages, bookstore and classroom expenses, rents, and occupancy expenses relating to the 57 acquired campuses, 15 acquired training centers and 10 new branch campuses opened as well as our 35 expansions, relocations or remodels since June 30, 2003. Bad debt expense in fiscal 2004 amounted to $30.7 million and 3.9% of net revenues, compared to $19.9 million or 3.9% of net revenues in fiscal 2003. Additionally, during fiscal 2004, 147 new programs were adopted into existing schools, including 82 program adoptions into our campuses in the U.S. and 65 program adoptions into our campuses in Canada. During fiscal 2003, we adopted 50 programs into existing schools.

General and Administrative. General and administrative expenses include incentive bonuses and corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses decreased from 9.7% of net revenues in fiscal 2003 to 8.2% of net revenues in fiscal 2004. The decrease as a percent of revenues was due primarily to a reduction in expense related to the performance based bonus. We accrue bonuses throughout the year based upon the annual expected operating results of our company as compared to pre-determined operating results targets. The shortfall in operating results caused a reduction, and in some cases, an elimination of annual bonus payouts. General and administrative expenses increased $15.3 million, or 30.7%, from $49.8 million in fiscal 2003 to $65.1 million in fiscal 2004. The increase was primarily due to additional headquarters staff required to support the 55.6% increase in revenues, 49.9% increase in student population and to support the 57 acquired campuses, 15 acquired training centers and 10 new branch campus openings since June 30, 2003.

Marketing and Admissions. Marketing and admissions expenses consist primarily of payroll and payroll related expenses, direct-response and other marketing expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and admissions expenses increased from 20.8% of net revenues in fiscal 2003 to 22.4% of net revenues in fiscal 2004 primarily due to increased advertising at the acquired campuses, the new branch campuses, the 35 campuses that were relocated, remodeled, or enlarged, as well as to support the 147 programs adopted by our campuses. In addition, we incurred additional advertising expenses to attract students to our FMU campuses and offset the impact of the negative press arising from the previously disclosed lawsuit filed against us in Florida. Marketing and admissions expenses increased $71.7 million, or 67.4%, from $106.5 million in fiscal 2003 to $178.2 million in fiscal 2004. The increase resulted in a 55.4% increase in total student starts and a 16.6% increase in same school starts during fiscal 2004. The increase was due to additional staffing and increased volume of advertising required to support the 57 acquired campuses, 15 acquired training centers and 10 new branch campus openings since June 30, 2003.

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

Income From Operations. Income from operations increased 22.0% from $103.8 million in fiscal 2003 to $126.6 million in fiscal 2004. As a percentage of net revenues, income from operations decreased from 20.3% of net revenues in fiscal 2003 to 15.9% of net revenues in fiscal 2004. The decrease in income from operations, as a percent of revenues, relates primarily to the charge for the closure of two LTU campuses and the lower operating margins reported for the acquisitions completed in August 2003. A decrease in operating margins was also reflected in the campuses operated at the beginning of fiscal 2004.

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

Provision for Income Taxes. The effective income tax rate was 39.3% of income before income taxes in fiscal 2004 compared to 39.7% of income before income taxes in fiscal 2003. The reduction in the effective rate was due to a shift in the mix of taxable income towards states with lower tax rates.

Net Income. Net income increased $13.3 million from $62.4 million in fiscal 2003 to $75.7 million in fiscal 2004. As a percentage of net revenues, net income decreased from 12.2% of net revenues in fiscal 2003 to 9.5% of net revenues in fiscal 2004.

Income per Share. Diluted earnings per common share for fiscal 2004 increased 19.1% to $0.81 per diluted common share and reflects the LTU impairment, facility closing and severance charge of approximately $0.07 per diluted common share compared to $0.68 per diluted common share for fiscal 2003. The weighted average number of diluted shares outstanding was 94.0 million in fiscal 2004 and 92.1 million in fiscal 2003.

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

Liquidity and Capital Resources

On June 8, 2005, we amended and restated our credit facility. The amount of the facility remained at $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a DOE financial responsibility composite score ratio. As of June 30, 2005, we were in compliance with all of the covenants. As of June 30, 2005, the credit facility had borrowings outstanding of $53.0 million and approximately $13.6 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $90.3 million as of June 30, 2005 and $44.8 million as of June 30, 2004 and the current ratio was 1.6:1 in fiscal 2005 and 1.4:1 in fiscal 2004. Average daily borrowings outstanding amounted to approximately $46.4 million in fiscal 2005, $39.2 million in fiscal 2004 and $5.9 million in fiscal 2003.

Cash flows provided by operating activities amounted to $127.9 million in fiscal 2005 compared to $124.4 million in fiscal 2004 and $82.8 million in fiscal 2003. The increase in cash provided by operating activities in fiscal 2004, compared to fiscal 2003, was primarily due to increased earnings and the tax benefit of stock options exercised.

Cash flows used in investing activities amounted to $127.9 million in fiscal 2005, $173.9 million in fiscal 2004 and $96.1 million in fiscal 2003. During fiscal 2005, we acquired substantially all of the assets of AMI. The cash purchase price of this acquisition was approximately $11 million, plus the assumption of certain liabilities of approximately $0.5 million. We funded the acquisition with available cash. During fiscal 2004, we completed the acquisitions of East Coast Aero Tech and its one campus, Career Choices and its 10 campuses, and CDI and its 45 campuses and 15 training centers. The combined cash purchase price of the three acquisitions was approximately $102.8 million, net of cash acquired, and was funded with cash on hand and borrowings of approximately $50.0 million from the credit facility. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $118.6 million and was allocated to goodwill and other intangible assets. During fiscal 2003, we completed the acquisition of Wyo-Tech and its two campuses for a purchase price of approximately $84.4 million. We also completed the acquisition of LTU and its two training centers located in Southern California for the purchase price of approximately $3.3 million in cash with an additional $2.0 million due if certain performance criteria were met over the next two years. The amount paid in excess of the fair market values of assets acquired, net of liabilities assumed, was approximately $81.0 million and was allocated to goodwill and other intangible assets.

Capital expenditures amounted to $76.6 million in fiscal 2005, $74.6 million in fiscal 2004 and $34.4 million in fiscal 2003. Capital expenditures were incurred to open 5 new branch campuses in fiscal 2005, 10 new branch campuses in fiscal 2004 and 6 new branch campuses in fiscal 2003, and for the purchases of classroom equipment to accommodate the increased student population and to continue to upgrade existing schools and classroom equipment. Capital expenditures were also incurred to relocate, remodel and enlarge campuses. During fiscal 2005, we incurred capital expenditures to relocate 10 campuses and to enlarge or remodel 32 campuses. During fiscal 2004, we incurred capital expenditures to relocate 5 campuses and to enlarge or remodel 30 campuses, and during fiscal 2003, we incurred capital expenditures to relocate 3 campuses and to enlarge or remodel 17 campuses. Capital expenditures of approximately $7.3 million, $7.4 million and $11.0 million were incurred to purchase information technology equipment and to integrate software in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. In fiscal 2004, we sold our Grand Rapids facility and subsequently leased the facility back at rents which we believe approximate fair market rents. The gain on sale of the facility was approximately $0.1 million and will be amortized into income over the term of the lease.

During fiscal 2005, investments in marketable securities increased by $41.4 million. During fiscal 2004 and fiscal 2003 investments in marketable securities decreased $3.9 million and 21.8 million, respectively.

Leases

The Company currently leases almost all of its administrative and educational facilities under operating lease agreements. On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“OCASEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States. In light of this letter, the Company initiated a review of its lease-related accounting and determined that its previous method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) was not in accordance with the guidance provided by OCASEC.

The Company has historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a deferred rent liability on the consolidated balance sheets and as a component of operating activities on the condensed consolidated statements of cash flows. As a result of these reclassifications, the purchases of leasehold improvements and related amortization expense will increase and will be offset by a corresponding increase in the deferred rent liability and a reduction in rent expense for all periods presented. There is no impact on the consolidated statements of operations as a result of this reclassification. In fiscal 2005, the Company reclassified $6.8 million and $15.1 million of unamortized tenant improvement allowances from leasehold improvements to other long-term liabilities in its consolidated balance sheets as of June 30, 2003 and 2004, respectively. In addition, the Company reclassified $3.6 million and $9.9 million, during fiscal 2003 and 2004, respectively in the consolidated statements of cash flows from purchases of property and equipment included in investing activities to depreciation and amortization expense and other liabilities included in operating activities. These reclassifications did not have a material effect on the prior periods.

Cash flows provided by financing activities amounted to $11.2 million in fiscal 2005. Cash provided by financing activities amounted to $60.3 million in fiscal 2004 and cash provided by financing activities amounted to $8.4 million in fiscal 2003. During fiscal 2005, cash provided by financing activities consisted of proceeds from borrowings of $9.5 million and proceeds from the exercise of stock options of $8.2 million partially offset by payments on long-term debt and capital lease obligations of $6.5 million. During fiscal 2004, cash provided by financing activities consisted of proceeds from borrowings of $52.4 million and proceeds from the exercises of stock options of $19.0 million, partially offset by the payments on long-term debt including capital lease obligations of $11.0 million. During fiscal 2003, cash provided by financing activities consisted of proceeds from borrowings of $58.6 million and proceeds from the exercises of stock options of $9.2 million, partially offset by the payments on long-term debt including capital lease obligations of $59.4 million.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations through fiscal 2006 and our currently identified and planned capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2005, future minimum cash payments due under contractual obligations, including our credit agreement, mortgages, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt	$54,398	$155	$1,208	$—	$53,035
Capital Lease Obligations	27,393	1,536	3,146	3,188	19,523
Operating Lease Obligations	390,831	59,203	110,019	91,783	129,826

Total	$472,622	$60,894	$114,373	$94,971	$202,384

The United States DOE requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of June 30, 2005, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

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

We derive a majority of our revenues on a cash basis from federal student financial aid programs. To participate in such programs an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the DOE, and certification by the DOE. As a result, our schools are subject to extensive regulation by these agencies that, among other things, requires us to:

•	undertake steps to assure that our schools do not have Cohort Default Rates of 25% or more for three consecutive Cohort years;

•	limit the percentage of revenues (on a cash basis) derived at each of our institutions from federal student financial aid programs to less than 90%;

•	adhere to financial responsibility and administrative capability standards;

•	prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or awarding financial aid;

•	achieve stringent completion and placement outcomes for short-term programs; and

•	make timely refunds of tuition when a student withdraws from one of our institutions.

These regulations also affect our ability to acquire or open additional schools or change our corporate structure. These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements.

If one or more of our schools were to violate any of these regulatory requirements, we could suffer fines, penalties or other sanctions, including the loss of our ability to participate in federal student financial aid programs at those schools, any of which could have a material adverse effect on our business. We cannot predict how all of these requirements will be applied, or whether we will be able to comply with all of the requirements in the future. Some of the most significant regulatory requirements and risks that apply to our schools are described in the following paragraphs.

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

Congress is currently reviewing the reauthorization of HEA, which provides for federal student financial aid programs. Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 1998. Approximately 79.3% of our revenues (on a cash basis) are derived from federal student financial aid programs. It is uncertain what changes, if any, Congress may ultimately make to the HEA as a result of reauthorization. As in previous reauthorizations, we believe that following reauthorization of HEA our students will have access to federal student financial aid programs. However, any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our business. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

If we do not meet specific financial responsibility ratios and tests established by the DOE, our U.S. schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the DOE calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution’s financial responsibility. If an institution’s score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2005, our calculations show that all of our schools exceed this requirement on an individual basis and are eligible to participate in the federal student financial aid programs, with composite scores ranging from 1.5 to 3.0. On a consolidated basis, we also exceed this requirement with the composite score of 2.06. We cannot assure you that we and our institutions will continue to satisfy the numeric standards in the future.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

A proprietary institution loses its eligibility to participate in the federal student financial aid programs for a period of one year if it derives more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violates this rule immediately becomes ineligible to participate in federal student financial aid programs and is ineligible to reapply to regain its eligibility until the following fiscal year. Based on our calculations, none of our institutions received more than 90% of its revenues, on a cash basis, in fiscal 2005, with our highest institution receiving 85.9% of its revenues, on a cash basis, from federal student financial aid programs. On a consolidated basis, we received 79.3% of our revenues, on a cash basis, from federal student financial aid programs in fiscal 2005. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if their current and former students’ loan default rates on federally guaranteed student loans made by third parties are too high.

An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federally guaranteed student loans funded by third parties equal or exceed 25% per year for three consecutive years. For federal fiscal year 2002, the last year for which final rates have been published, default rates for our institutions range from a low of 6.1% to a high of 22.9%. We review all annually published Cohort Default Rates and appeal the rates we believe are inaccurate. If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

One or more of our institutions may have to post a letter of credit or be subject to other sanctions if they do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study.

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that was disbursed to students who withdrew from their educational programs before completing them, and must return those unearned funds in a timely manner, generally within 30 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the DOE or be otherwise sanctioned by the DOE. An institution is required to post a letter of credit with the DOE in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution was found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. The requirement to post a letter of credit or other sanctions by the DOE could increase our cost of regulatory compliance and adversely affect our results of operations.

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

Additionally, if regulators do not approve transactions involving a change of control of the Company or any schools that we acquire, we may lose our ability to participate in federal student financial aid programs. If we or any of our institutions experience a change of control under the standards of applicable state agencies or accrediting agencies or the DOE, we or the affected institutions must seek the approval of the relevant agencies. Some of these transactions or events, such as a significant acquisition or disposition of our common stock, may be beyond our control. The adverse regulatory effect of a change of ownership resulting in a change of control could also discourage bids for our outstanding shares of common stock at a premium and could have an adverse effect on the market price of our common stock.

If any of our U.S. schools fails to maintain its accreditation or its state authorization, that institution may lose its ability to participate in federal student financial aid programs.

An institution that grants degrees, diplomas or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states. Requirements for authorization vary substantially among the states. Additionally, both an approval to operate in a state and accreditation by an accrediting agency recognized by the DOE are required for an institution to participate in the federal student financial aid programs. If any of our U. S. campuses were to lose its accreditation or its state authorization, it could have a material adverse effect on our business.

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

Because we operate in a highly regulated industry, we may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions or other censure that could have a materially adverse effect on our business. Even if we adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues, which could harm our business. In particular, the securities litigation currently pending against us and certain of our current and former officers and directors could demand significant management time and financial resources to defend and could adversely affect our business. Adverse publicity regarding litigation against us could also negatively affect our business.

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price.

In 2004 and 2005, several companies in the for-profit postsecondary education industry were subject to increased regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the Justice Department, the Securities and Exchange Commission, the DOE, state agencies, accrediting agencies and other entities. These allegations, reviews and investigations and the accompanying adverse publicity could have a negative impact on the for-profit postsecondary education industry in general, our business and the market price of our common stock.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities.

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the DOE determined that one of our institution’s compensation practices violated these standards, the DOE could subject the institution to monetary fines, penalties, or other sanctions. Any substantial fine or penalty or other sanction levied against one or more of our schools could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We have grown our revenues rapidly since we formed our company in 1995. Our rapid growth, now or in the future, could place a strain on our management, operations, employees or resources. We cannot assure our stockholders that we will be able to maintain or accelerate our current growth rate, maintain our current profitability, effectively manage our existing operations or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, including the expenses associated with such growth, our business could be materially adversely affected.

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

Continued growth through acquisitions may also subject us to unanticipated business or regulatory uncertainties or liabilities. When we acquire an existing school, we typically allocate a significant portion of the purchase price to fixed assets, curriculum, goodwill and intangibles, such as covenants not-to-compete, trade names and accreditations. For our acquisitions through fiscal 2002, we amortized goodwill and trade names over a period of 40 years and curricula over 3 to 15 years. Effective July 1, 2002, we adopted SFAS No. 142, “Accounting for Business Combinations, Goodwill and Other Intangible Assets,” in its entirety. Under SFAS 142, goodwill is no longer amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on an annual basis. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school’s participation in federal student financial aid programs until it obtains the DOE’s approval. If we fail to successfully manage our acquisitions, our business would likely suffer.

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

We depend on key personnel, including David G. Moore, Jack D. Massimino, Beth A. Wilson, Kenneth S. Ord , William B. Buchanan, Mary H. Barry, Mark L. Pelesh, Robert C. Owen and Stan A. Mortensen, to effectively operate our business. If any of these people left our company and we failed to effectively manage a transition to new people, our business could suffer.

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

We and some of our current and former directors and executive officers have been named as defendants in private securities class action lawsuits. Between July 8, 2004 and August 31, 2004, several putative class action lawsuits were filed against us in the United States District Court for the Central District of California, alleging that we made certain material misrepresentations and failed to disclose certain material facts about our condition and prospects. Those cases have now been consolidated into one action. Although we believe this consolidated lawsuit is without merit, we cannot predict its outcome. Additionally, in the ordinary conduct of our business, we and our schools are subject to various other lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving our current and former students and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage or current reserves, which could have a material adverse effect on our financial condition or results of operation. We could also incur substantial legal costs, and management’s attention and resources could be diverted from our business. Please see Item 3, “Legal Proceedings,” for more detailed information on these litigation risks.

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

The post-secondary education market is highly competitive, and has become ever more so over the past several years. Our schools compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer on-line learning programs. Some public and private colleges and universities, as well as other private career-oriented schools, may offer programs similar to those of our schools. Although tuition at many private non-profit institutions is higher than tuition at our schools, some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than us.

Failure to obtain additional capital in the future could reduce our ability to grow.

We believe that funds from operations, cash, investments and access to approximately $168 million of our $235 million amended credit agreement as of June 30, 2005 that expires in August 2010 will be adequate to fund our currently identified plans. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and the sellers’ willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

If natural disasters, terrorist attacks, public transit strikes or economic downturns occur in specific geographic areas where we have a high concentration of schools, our business could be harmed.

We have large numbers of schools concentrated in certain geographic areas. For instance, we have a high concentration of schools in California, Florida, Texas, Georgia, Michigan, the Province of Ontario and other states, provinces and cities. We expect to continue to have high concentrations of schools in large metropolitan areas as we create new branch campuses and acquire new schools. These geographic concentrations may change or intensify over time. If natural disasters, terrorist attacks, public transit strikes, economic developments or other adverse events occur or are more intensively felt in some of these concentrated geographic areas, our business and results of operations could be disproportionately affected compared to the rest of the United States and Canada. In that regard, we have a school in New Orleans, Louisiana and a financial aid compliance office in

Gulfport, Mississippi. We also utilize the services of a third party financial aid processor whose main operations are located in Gulfport, Mississippi. Hurricane Katrina in August and September 2005 displaced many of our students and employees in those locations, as well as many employees of our financial aid processor. Additionally, we expect our leased facility in New Orleans to be unavailable for use for at least several months. The lost revenue and additional expenses associated with this disaster and its effect on our students, employees, business partners and facilities may have an adverse impact on our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of June 30, 2005, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $54.4 million and capital lease obligations of $12.4 million, and (ii) student notes receivable, net, in the aggregate amount of $5.8 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar. Our investment in our foreign operations as of June 30, 2005 was approximately CAD $82 million and we had borrowings outstanding under the credit facility of approximately CAD $65 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and schedule of the company and its subsidiaries are included below on pages 58-96 and page 106 of this report:

Schedules other than the one listed above are omitted because they are not required, are not applicable, or the required information is shown on the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

Corinthian Colleges, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Corinthan Colleges, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of a material weakness in controls over determining the appropriate recognition of tuition revenue involving externships, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corinthian Colleges, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company had insufficient controls over determining the appropriate recognition of tuition revenue related to diploma programs with externships. The Company determined that it was necessary to reflect the recognition of tuition revenue through the end of the student’s externship period, as opposed to the prior practice of recognizing revenue only over the period of in-school academic instruction. As a result of this material weakness in internal control, Corinthian Colleges, Inc. and subsidiaries concluded that the Company’s previously reported revenues and net income had been overstated and accounts receivable, prepaid tuition revenue, and the related tax accounts required adjustments. Previously issued financial statements for each of the first three quarters of 2005 and the financial statements for 2004 and 2003 have been restated for these adjustments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of June 30, 2005 and this report does not affect our report dated September 8, 2005 on those financial statements.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AMI Institute (acquired on August 4, 2004) which was included in the consolidated financial statements of Corinthian Colleges, Inc. and subsidiaries and constituted $3.4 million and $2.9 million of total and net assets, respectively, as of June 30, 2005 and $5.9 million and $2.2 million of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of Corinthian Colleges, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of AMI Institute.

In our opinion, management’s assessment that Corinthian Colleges, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Corinthian Colleges, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

Orange County, California

September 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Corinthian Colleges, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2005 and 2004 (as restated, see Note 2), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 (as restated, see Note 2). Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2005 and 2004 (as restated, see Note 2), and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 (as restated, see Note 2), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Corinthian Colleges, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    ERNST AND YOUNG LLP

Orange County, California

September 8, 2005

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of June 30,
	2004	2005
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,699	$57,853
Restricted cash	10	10
Marketable securities	—	41,375
Accounts receivable, net of allowance for doubtful accounts of $19,308 and $21,209 at June 30, 2004 and 2005, respectively	49,821	52,555
Student notes receivable, net of allowance for doubtful accounts of $769 and $537 at June 30, 2004 and 2005, respectively	1,853	2,492
Deferred income taxes	24,258	18,162
Prepaid expenses and other current assets	34,670	57,518

Total current assets	157,311	229,965
PROPERTY AND EQUIPMENT, net	146,020	175,901
OTHER ASSETS:
Goodwill, net	197,989	205,982
Other intangibles, net	52,761	54,165
Student notes receivable, net of allowance for doubtful accounts of $742 and $1,417 at June 30, 2004 and 2005, respectively	1,934	3,277
Deposits and other assets	5,447	5,282

TOTAL ASSETS	$561,462	$674,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,830	$30,168
Accrued compensation and related liabilities	28,462	32,250
Accrued expenses	12,579	21,730
Prepaid tuition	47,880	55,209
Current portion of capital lease obligations	614	195
Current portion of long-term debt	146	155

Total current liabilities	112,511	139,707
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,406	12,198
LONG-TERM DEBT, net of current portion	46,366	54,243
DEFERRED INCOME TAXES	27,150	28,513
OTHER LONG-TERM LIABILITIES	21,925	29,086
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 90,305 shares and 91,202 shares issued and outstanding at June 30, 2004 and 2005, respectively	9	9
Additional paid-in capital	126,339	139,927
Deferred compensation	—	(2,408)
Retained earnings	214,752	273,175
Accumulated other comprehensive income	4	122

Total stockholders’ equity	341,104	410,825

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,462	$674,572

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2003	2004	2005
	(Restated)	(Restated)
NET REVENUES	$511,429	$795,636	$963,565

OPERATING EXPENSES:
Educational services (including bad debt expense of $19,870, $30,707 and $46,893 for the years ended June 30, 2003, 2004 and 2005, respectively)	251,366	419,280	535,450
General and administrative	49,770	65,136	87,338
Marketing and admissions	106,478	178,213	228,437
Impairment, facility closing and severance charges	—	6,364	18,165

Total operating expenses	407,614	668,993	869,390

INCOME FROM OPERATIONS	103,815	126,643	94,175
Interest (income)	(1,259)	(1,362)	(3,439)
Interest expense (net of capitalized interest of $0, $504 and $36 for the years ended June 30, 2003, 2004 and 2005, respectively)	1,602	3,204	4,209
Other (income) expense, net	(13)	160	160

INCOME BEFORE PROVISION FOR INCOME TAXES	103,485	124,641	93,245
Provision for income taxes	41,096	48,945	34,822

NET INCOME	$62,389	$75,696	$58,423

INCOME PER SHARE:
Basic	$0.72	$0.85	$0.64

Diluted	$0.68	$0.81	$0.63

Weighted average number of common shares outstanding:
Basic	86,930	89,209	90,678

Diluted	92,056	94,014	92,760

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Deferred Stock Compensation	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
	Shares	Par Value
Balance at June 30, 2002 (As previously reported)	85,908	$9	$—	$67,018	$—	$84,027	$151,054
Adjustment to previously reported amounts						(7,360)	(7,360)

Balance at June 30, 2002 (Restated)	85,908	9	—	67,018	—	76,667	143,694
Comprehensive income (Restated)
Net income (Restated)	—	—	—	—	—	62,389	62,389

Total comprehensive income (Restated)							62,389

Issuance of common stock from employee stock purchase plan	46	—	—	518	—	—	518
Exercise of stock options, including tax benefit	1,690	—	—	16,832	—	—	16,832

Balance at June 30, 2003 (Restated)	87,644	9	—	84,368	—	139,056	223,433
Comprehensive income (Restated)
Net income (Restated)	—	—	—	—	—	75,696	75,696
Foreign currency translation	—	—	—	—	4	—	4

Total comprehensive income (Restated)							75,700

Issuance of common stock from employee stock purchase plan	58	—	—	1,207	—	—	1,207
Exercise of stock options, including tax benefit	2,603	—	—	40,764	—	—	40,764

Balance at June 30, 2004 (Restated)	90,305	9	—	126,339	4	214,752	341,104
Comprehensive income
Net income	—	—	—	—	—	58,423	58,423
Foreign currency translation	—	—	—	—	118	—	118

Total comprehensive income							58,541

Issuance of common stock from employee stock purchase plan	83	—	—	1,604	—	—	1,604
Deferred Stock Compensation	—	—	(2,408)	2,902	—	—	494
Exercise of stock options, including tax benefit	814	—	—	9,082	—	—	9,082

Balance at June 30, 2005	91,202	$9	$(2,408)	$139,927	$122	$273,175	$410,825

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2003	2004	2005
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,389	$75,696	$58,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,393	24,571	36,148
Stock based compensation	—	—	494
Deferred income taxes	1,503	8,291	8,271
Tax benefit of stock options exercised	8,157	22,997	2,502
Loss on disposal of assets	(13)	—	110
Impairment charge	—	3,154	16,252
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(8,560)	(8,962)	460
Student notes receivable, net	(905)	(936)	(1,982)
Prepaid expenses and other assets	(7,640)	(12,821)	(22,743)
Accounts payable	(2,441)	3,416	6,775
Accrued expenses and other liabilities	10,499	2,251	9,208
Income taxes payable	(2,304)	1,434	8
Prepaid tuition	6,006	(1,333)	5,660
Other long-term liabilities	2,762	6,634	8,339

Net cash provided by operating activities	82,846	124,392	127,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges and training centers, net of cash acquired	(83,785)	(103,245)	(9,993)
Change in restricted cash	257	—	—
Capital expenditures, net of disposals	(34,351)	(74,600)	(76,556)
Proceeds from sale of assets	13	—	34
Sales of marketable securities	21,809	3,897	68,675
Purchases of marketable securities	—	—	(110,050)

Net cash (used in) investing activities	(96,057)	(173,948)	(127,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	58,600	52,366	9,512
Principal repayments on capital lease obligations and long-term debt	(59,442)	(10,996)	(6,543)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	9,193	18,974	8,184

Net cash provided by financing activities	8,351	60,344	11,153

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	—	10	(34)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,860)	10,798	11,154
CASH AND CASH EQUIVALENTS, beginning of year	40,761	35,901	46,699

CASH AND CASH EQUIVALENTS, end of year	$35,901	$46,699	$57,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$38,063	$15,814	$45,171

Interest expense	$1,617	$3,073	$4,338

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges and training centers
Fair value of assets acquired	$100,421	$151,467	$11,704
Net cash used in acquisitions	83,785	102,804	9,993

Liabilities assumed or incurred	$16,636	$48,663	$1,711

Capital lease additions	$6,300	$—	$—

Adjustments which reduced goodwill	$—	$—	$2,767

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

Note 1—Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Corinthian Colleges, Inc. (the “Company”), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization.

As of June 30, 2005, the Company operated 94 colleges in 24 states and 34 colleges and 14 training centers in 7 Canadian Provinces in the for-profit, post-secondary education industry. All of the Company’s U.S. schools are accredited and grant either diplomas or degrees (associate, bachelor and master) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology and criminal justice. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. Through its Pegasus division, the Company also offers corporate training and customized learning solutions, as well as an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company’s schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

The Company has grown through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and through curricula adoptions into existing colleges. Since its beginning in 1995, the Company has acquired 95 colleges and 14 training centers (net of closures and consolidations) and has opened 33 branch campuses.

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

Reclassification

Certain amounts for the prior years have been reclassified to conform to fiscal 2005 financial statement presentation.

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

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings. All available-for-sale securities mature within one year and substantially consist of fixed income and money market mutual funds. At June 30, 2005, there were no unrealized gains or losses from available-for-sale securities.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, marketable securities, receivables and accounts payable approximates their fair value at June 30, 2005 and 2004. In addition, the carrying value of all borrowings approximate fair value at June 30, 2005 and 2004.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets other than goodwill and indefinite-lived intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the recoverability of its long-lived assets whenever adverse events or changes in circumstances or the business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed.

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

The Company has historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a deferred rent liability on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. As a result of these reclassifications, the purchases of leasehold improvements and related amortization expense will increase and will be offset by a corresponding increase in the deferred rent liability and a reduction in rent expense for all periods presented. There is no impact on the consolidated statements of operations as a result of this reclassification. In fiscal 2005, the Company reclassified $6.8 million and $15.1 million of unamortized tenant improvement allowances from leasehold improvements to other long-term liabilities in its consolidated balance sheets as of June 30, 2003 and 2004, respectively. At June 30, 2004 and 2005, other long-term liabilities included $15.1 and $22.1 million of long-term lease incentives. In addition, the Company reclassified $3.6 million and $9.9 million, during fiscal 2003 and 2004 respectively in the consolidated statements of cash flows from purchases of property and equipment, included in investing activities, to depreciation and amortization expense and other long-term liabilities included in operating activities. These reclassifications did not have a material effect on the prior periods.

Goodwill and Other Intangible Assets

The Company has significant goodwill and other intangible assets. Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. The Company considers a number of factors, including valuations and appraisals from independent valuation firms, in determining the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trade names. The Company, however, is ultimately responsible for the valuations. The fair value of identified intangible assets is derived using accepted valuation methodologies, including cost, market, and income approaches, as appropriate, following consultations with valuation firms and in accordance with SFAS No. 141 and requirements set forth by the Uniform Standards of Professional Appraisal Practice.

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. As of July 1, 2002, the Company ceased amortization of goodwill recorded in conjunction with past business combinations. In addition, the Company conducted a review of its other identifiable intangible assets and determined that accreditation and trade names met the indefinite life criteria outlined in SFAS No. 142. The Company’s review considered analysis of all pertinent factors, including the expected use of the asset, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Accordingly, the Company also ceased amortization of the accreditation and trade names as of July 1, 2002. Curricula continue to be amortized over their useful lives ranging generally from three to ten years and the amortization is included in general and administrative expenses in the accompanying Statements of Operations.

Under SFAS No. 142, goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount at the reporting unit level as defined by SFAS No. 142. The Company determined the fair value of its reporting units using the income approach of valuation that includes discounted cash flow as well as other generally accepted valuation methodologies. To the extent the fair value of a reporting unit is less that the carrying amount of its assets, the Company records an impairment charge in the Statements of Operations.

Also, under SFAS No. 142, indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value of an intangible asset is less than its carrying amount, the Company records an impairment charge in the Statements of Operations. For instance, if the Company were to discontinue the use of a trade name or lose accreditation at one or more of its acquired schools to which it has ascribed value for trade names and accreditation, the Company would test the amounts it had allocated to such assets for impairment. Such testing would include estimating the future cash flows expected to be received from the trade names and accreditation and comparing them to their carrying values. If the estimate of the present value of these future cash flows were below the carrying values of the related assets, the Company would consider the assets to be impaired and take a charge against the amounts it had allocated to trade names and accreditation.

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

Comprehensive Income

For the years ended June 30, 2004, and 2005, the Company had comprehensive income as defined by Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, of $75.7 million and $58.5 million, respectively. For the year ended June 30, 2003, comprehensive income agrees to net income. For the years ended June 30, 2004 and 2005, comprehensive income consists of net income and foreign currency translation adjustments.

Revenue Recognition, Accounts Receivable and Prepaid Tuition

Revenues consist primarily of tuition and fees derived from courses taught in the Company’s colleges, schools, and training centers. Revenues from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student’s tuition is refunded. Refunds are calculated and paid in accordance with applicable federal, state and institutional refund policies. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amounts are expected to be earned within the next year. Revenue is recognized for the CDI corporate education division using the percentage of completion method for long duration service contracts and as services are provided for short duration programs.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Educational Services

Educational services include the direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy and supplies expenses, bad debt expense and other educational related expenses.

Marketing and Admissions

Marketing and admissions expense includes compensation for college admissions staff, regional admissions personnel, compensation expenses for marketing and advertising management, and all direct marketing and production costs. Advertising costs are expensed as incurred and amounted to approximately $63.1 million, $104.6 million, and $139.2 million for the years ended June 30, 2003, 2004, and 2005, respectively.

Post Retirement Benefit Obligation

The Company provides certain post retirement benefits to certain key employees and accounts for them in accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions”. The related expense did not have a material effect on the Company’s financial position or results of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Fiscal Years Ended June 30,
	2003	2004	2005
	Restated	Restated
	(In thousands, except per share data)
Net income, as reported	$62,389	$75,696	$58,423
Add: Stock-based compensation included above	—	—	311
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(8,979)	(13,592)	(37,181)

Pro forma net income	$53,410	$62,104	$21,553

Basic earnings per share:
As reported	$0.72	$0.85	$0.64
Pro forma	$0.61	$0.70	$0.24
Diluted earnings per share:
As reported	$0.68	$0.81	$0.63
Pro forma	$0.58	$0.66	$0.23

Pursuant to SFAS No. 123, the weighted-average fair value of stock options granted during fiscal 2003, 2004 and 2005 was $16.21, $28.95 and $11.16 per share, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of applying SFAS No. 123 in the above pro-forma disclosures are not necessarily indicative of future amounts. The fair value of each option, stock appreciation grant, and other common stock-based securities was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	2003	2004	2005
Risk-free rate	5.10%	3.75%	3.93%
Expected years until exercise	7 years	7 years	7 years
Expected stock volatility	62%	38%	105%
Expected dividends	$—	$—	$—

On June 30, 2005, the Compensation Committee of the Company accelerated the vesting of all outstanding stock options granted under the Company’s 1998 Performance Award Plan, 2003 Performance Award Plan and 2004 New-Hire Award Plan with per share exercise prices that are above $12.77 (the closing market price on June 30, 2005), so that each such option became fully vested. In the case of officers of the Company, this accelerated vesting was conditioned on such optionee entering into a lock-up agreement (the “Lock-Up”) providing that he or she will not, subject to limited exceptions, sell, transfer or otherwise dispose of any shares acquired upon exercising the accelerated portion of the option before that portion of the option would have otherwise vested under the terms of the applicable option agreement. As a result of this action, options to purchase approximately 3.0 million shares of the Company’s common stock became immediately exercisable. This includes options to purchase approximately 1.6 million shares of the Company’s common stock held by the Company’s officers with the titles of Division President, Vice President, Senior Vice President, Executive Vice President, Chief Executive Officer and Chairman of the Board (which includes all of its Named Executive Officers), all of which are subject to the Lock-Up. Approximately 2.1 million unvested options to purchase shares of the Company’s common stock, with per share exercise prices equal to or below $12.77, were not accelerated and remain subject to time-based vesting. The purpose of the accelerated vesting of these options is to eliminate the compensation expense that the Company would otherwise recognize in the Consolidated Statement of Operations in future financial statements with respect to these options upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). See New Accounting Pronouncements below.

Income Per Share

The Company accounts for net income per common share in accordance with SFAS No. 128 “Earnings Per Share” and SFAS No. 129, “Disclosure of Information about Capital Structure.” Basic net income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive stock options, utilizing the treasury stock method as well as restricted stock units.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2003	2004	2005
	Restated	Restated
	(In thousands)
Revenues from unaffiliated customers
U.S. operations	$511,429	$714,650	$849,736
Canadian operations	—	80,986	113,829

Consolidated	$511,429	$795,636	$963,565

Long-lived assets
U.S. operations	$227,494	$345,398	$368,663
Canadian operations	—	58,753	75,944

Consolidated	$227,494	$404,151	$444,607

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. As permitted by Statement No. 123, the Company currently accounts for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, if the Company had adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow,

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Concentration of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC”) up to $100,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company extends credit for tuition to a majority of the students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education (“DOE”) requirements. Approximately 82%, 81% and 79% of the Company’s revenues, on a cash basis, were collected from funds distributed under Title IV Programs of the Higher Education Act of 1965, as amended (the “HEA”) for the years ended June 30, 2003, 2004 and 2005, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which the Company’s students participate. The Company’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation or termination proceeding which could have a material adverse effect on the Company.

If any of the Company’s institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically apply the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds is from the financial aid program to the student, who then uses those funds to pay for a portion of the cost of their education. The receipt of financial aid funds reduces the student’s amounts due to the Company and has no impact on revenue recognition, as the transfer relates to the source of funding for the costs of education which may occur either through Title IV or other funds and resources available to the student.

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

Note 2—Correction of Revenue Recognition for Certain Diploma Programs

Since its inception in 1995, Corinthian Colleges, Inc. (the “Company”) recognized revenue pro-rata, calculated on a monthly basis for its diploma programs at schools utilizing the Company’s original student information system. In certain schools acquired by the Company since that time where the existing information technology systems were also acquired, however, the Company maintained the daily calculation methodology for pro-rata revenue recognition that was used in those schools prior to the acquisition. Accordingly, for the last several years, the Company maintained more than one method to calculate pro-rata revenue recognition across its system of schools with diploma programs. In the monthly revenue recognition schools, the Company recognized a full month of revenue during the first month of attendance for each student, regardless of when the student started during the month.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, certain diploma programs require externships to be taken following the conclusion of in-school instruction in order to satisfy graduation requirements. For these programs, the Company has recognized revenue only over the period of in-school instruction.

Following a review of these accounting policies, and taking into consideration the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, the Company concluded that the accounting policies to recognize revenue on a monthly basis and only over the period of in-school instruction should be changed. Accordingly, the Company has restated its financial statements for schools previously recognizing revenue on a monthly basis to adopt a mid-month convention for revenue recognition whereby only a half month of revenue is recognized in both the initial month and the final month of attendance for students in diploma programs. Additionally the Company has changed its policy with respect to externships to recognize tuition revenue through the end of each student’s externship period.

These changes in the Company’s revenue recognition policy resulted in a reduction in revenue for fiscal years ended 2003 and 2004 of $5.9 million and $8.6 million, respectively. The restatement resulted in a corresponding reduction in diluted net earnings per share of $0.04 and $0.06 for the fiscal years ended 2003 and 2004, respectively. In addition, retained earnings at June 30, 2002 was restated to reflect the cumulative reduction in revenue, net of tax effects, of $7,360,000. Please refer to Note 14 for a summary of the impact of the restatement on the Company’s previously reported quarterly financial information in fiscal years 2003, 2004 and 2005.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s consolidated balance sheet as of June 30, 2004, as previously reported and as restated, is as follows. The Company’s consolidated balance sheet as of June 30, 2005, is presented for comparative purposes.

	June 30, 2004
	As Previously Reported	Adjustment	As Restated	June 30, 2005
ASSETS
Cash and cash equivalents	$46,699	—	$46,699	$57,853
Restricted cash	10	—	10	10
Marketable securities	—	—	—	41,375
Accounts receivable	66,232	(16,411)	49,821	52,555
Student notes receivable	1,853	—	1,853	2,492
Deferred income taxes	14,875	9,383	24,258	18,162
Prepaid expenses and other current assets	34,670	—	34,670	57,518

Total current assets	164,339	(7,028)	157,311	229,965
Property and equipment, net	146,020		146,020	175,901
Goodwill, net	197,547	442	197,989	205,982
Other intangibles, net	52,761	—	52,761	54,165
Student notes receivable	1,934	—	1,934	3,277
Deposits and other assets	5,447	—	5,447	5,282

TOTAL ASSETS	$568,048	$(6,586)	$561,462	$674,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$22,830	—	$22,830	$30,168
Accrued compensation and related liabilities	28,462	—	28,462	32,250
Accrued expenses	12,579	—	12,579	21,730
Prepaid tuition	37,615	10,265	47,880	55,209
Current portion of capital lease obligations	614	—	614	195
Current portion of long-term debt	146	—	146	155

Total current liabilities	102,246	10,265	112,511	139,707
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,406	—	12,406	12,198
LONG-TERM DEBT, net of current portion	46,366	—	46,366	54,243
DEFERRED INCOME TAXES	27,150	—	27,150	28,513
OTHER LONG-TERM LIABILITIES	21,925	—	21,925	29,086

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common Stock,	9	—	9	9
Additional paid-in capital	126,339	—	126,339	139,927
Deferred stock compensation	—	—	—	(2,408)
Retained earnings	231,603	(16,851)	214,752	273,175
Accumulated other comprehensive income (loss)	4	—	4	122

Total stockholders’ equity	357,955	(16,851)	341,104	410,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$568,048	$6,586	$561,462	$674,572

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our consolidated statements of operations for the years ended June 30, 2003 and 2004, as previously reported and as restated, are as follows. Our consolidated statement of operations for the year ended June 30, 2005, is presented for comparative purposes.

	2003			2004			2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
NET REVENUES	$517,293	(5,864)	$511,429	$804,283	(8,647)	$795,636	$963,565

OPERATING EXPENSES:
Educational services	251,366	—	251,366	419,280	—	419,280	535,450
General and administrative	49,770	—	49,770	65,136	—	65,136	87,338
Marketing and admissions	106,478	—	106,478	178,213	—	178,213	228,437
Impairment, facility closing, and severance charges	—	—	—	6,364	—	6,364	18,165

Total operating expenses	407,614	—	407,614	668,993	—	668,993	869,390

INCOME FROM OPERATIONS	109,679	(5,864)	103,815	135,290	(8,647)	126,643	94,175
Interest (income)	(1,259)	—	(1,259)	(1,362)	—	(1,362)	(3,439)
Interest expense	1,602	—	1,602	3,204	—	3,204	4,209
Other (income) expense	(13)	—	(13)	160	—	160	160

INCOME BEFORE PROVISION FOR INCOME TAXES	109,349	(5,864)	103,485	133,288	(8,647)	124,641	93,245
Provision for income taxes	43,412	(2,316)	41,096	51,649	(2,704)	48,945	34,822

NET INCOME	$65,937	(3,548)	$62,389	$81,639	(5,943)	$75,696	$58,423

INCOME PER SHARE:
Basic	$0.76	$(0.04)	$0.72	$0.92	$(0.07)	$0.85	$0.64

Diluted	$0.72	$(0.04)	$0.68	$0.87	$(0.06)	$0.81	$0.63

Weighted average number of common shares outstanding:
Basic	86,930	—	86,930	89,209	—	89,209	90,678

Diluted	92,056	—	92,056	94,014	—	94,014	92,760

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Detail of Selected Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	As of June 30,
	2004	2005
	(Restated)
	(In thousands)
Prepaids	$12,191	$16,285
Course materials	6,658	9,277
Other current assets	11,545	6,488
Income tax refund receivable	4,276	25,468

	$34,670	$57,518

Property and equipment consist of the following:

	As of June 30,
	2004	2005
	(Restated)
	(In thousands)
Furniture and equipment	$57,076	$83,404
Computer hardware and software	45,420	42,097
Leasehold improvements	64,068	94,726
Land	1,918	3,120
Buildings	24,258	26,903

	192,740	250,250
Less—accumulated depreciation and amortization	(46,720)	(74,349)

	$146,020	$175,901

Depreciation expense associated with property and equipment was $11,209,000, $21,757,000 and $33,140,000 for the years ended June 30, 2003, 2004 and 2005, respectively. The amortization for leasehold improvements included in the totals above, was approximately $3,621,000, $6,119,000 and $10,910,000 for the years ended June 30, 2003, 2004 and 2005, respectively. The gross cost of assets recorded under capital building leases, included above, totals approximately $12.8 million for both years ending June 30, 2004 and 2005. The accumulated amortization related to these assets is approximately $1,132,000 and $1,772,000 as of June 30, 2004 and 2005, respectively.

In accordance with its policy on impairment of long-lived assets, the Company identified impairment losses for assets to be held and used during fiscal 2004 and 2005. These losses, which are reflected in the Consolidated Statements of Operations as “Impairment, facility closing, and severance charges” totaled $0.4 million and $16.3 million, in 2004 and 2005 respectively. See Note 10 – Impairment, Facility Closing and Severance Charges.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following:

	As of June 30,
	2004	2005
	(Restated)
	(In thousands)
Goodwill, net:
Goodwill	$200,410	$208,403
Less—accumulated amortization	(2,421)	(2,421)

Goodwill, net	$197,989	$205,982

Other Intangibles
Non-amortizable intangibles:
Accreditation	$20,199	$21,848
Trade names	22,087	22,260

Non-amortizable intangibles	$42,286	$44,108

Amortizable intangibles:
Curriculum	$18,569	$20,514
Other	280	615

Amortizable intangibles	$18,849	$21,129

Less—accumulated amortization	(8,374)	(11,072)

Amortizable intangibles	$10,475	$10,057

Other intangibles, net	$52,761	$54,165

The changes in the carrying amount of goodwill for the year ended June 30, 2005, are as follows (in thousands):

Goodwill balance as of June 30, 2004	$197,989
Goodwill impairment	—
Currency translation adjustment	4,995
Goodwill acquired pursuant to business combinations	2,998

Goodwill balance as of June 30, 2005	$205,982

Amortization expense associated with intangibles was $1,651,000, $2,675,000 and $3,017,000 for the years ended June 30, 2003, 2004 and 2005, respectively. Curriculum is amortized over a range of three to ten years. Additionally, the Company recognized non-compete agreement expense totaling approximately $115,000, $130,000 and $296,000 for the years ended June 30, 2003, 2004 and 2005, respectively.

As of June 30, 2005, estimated future amortization expense is as follows (in thousands):

2006	$2,598
2007	2,206
2008	1,379
2009	1,222
2010	1,081
Thereafter	1,571

Total	$10,057

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Student Notes Receivable

Student notes receivable represent loans that have maturity dates that generally range between 12 months to 60 months from the loan origination date. The interest charged on the notes generally ranges from 12 to 15 percent per annum. Included in the consolidated balance sheet at June 30, 2005 is $7,723 in notes receivable, which represents the earned portion.

The following reflects an analysis of student notes receivable at June 30, 2005:

	Net Student Notes Receivable	Allowance For Doubtful Accounts	Gross Student Notes Receivable
	(In thousands)
Current	$2,492	$537	$3,029
Long-term	3,277	1,417	4,694
Unearned portion			8,295

Total			$16,018

Payments due under student notes receivable are as follows:

Fiscal Years Ending June 30,
(In thousands)
2006	$5,062
2007	4,373
2008	2,422
2009	1,848
2010	1,379
Thereafter	934

Total	$16,018

Note 5—Business Acquisitions

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended June 30, 2003, the Company acquired substantially all of the assets of Learning Tree University, Inc. (“LTU”) for a purchase price of approximately $3.3 million, subject to certain working capital adjustments. LTU offers continuing professional education, short duration certificate programs, comprehensive corporate training and customized learning solutions at two training centers in Southern California. LTU also conducts seminars in 40 cities nationwide and offers both instructor-led and online training. Through the acquisition of LTU, the Company gained a platform to penetrate the corporate training, continuing education and customized learning solutions markets. The acquisition was accounted for using the purchase method of accounting and LTU’s results of operations are included in the consolidated results of operations of the Company since January 2, 2003, its acquisition date. In fiscal 2004, the Company recorded an impairment and facility closing charge of $5.5 million related to LTU. See Note 10 of the Consolidated Financial Statements for further information.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fiscal year ended June 30, 2005, the Company acquired substantially all of the assets of A.M.I., Inc. (“AMI”). AMI operates one campus in Daytona Beach, Florida, which offers accredited diploma programs in the motorcycle, marine and personal watercraft technician fields. The purchase price was approximately $11.7 million, plus the assumption of certain liabilities of approximately $0.5 million. The Company funded the acquisition with available cash. The Company has assigned value to other intangible assets, such as accreditation, trade names, curriculum and other under SFAS 141. The Company purchased AMI to enter into the growing field of motorcycle, marine and personal watercraft technicians and adds to the Company’s growing transportation-related technical curricula, providing the Company with an additional platform for growth and enhancement of its technology programs. AMI also offers specialized motorcycle technician and dealership management programs. This acquisition was accounted for using the purchase method of accounting and AMI’s results of operation are include in the consolidated results of operations of the Company since August 2, 2004, its acquisition date.

The Company has adopted SFAS 142, and consequently does not amortize goodwill. For the Career Choices, ECAT, CDI and AMI acquisitions, the Company assigned value to other intangible assets, such as accreditation, trade names, curriculum, and other.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the dates of significant acquisitions of Career Choices, ECAT and CDI in August 2003 (in thousands):

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides unaudited pro forma financial data for the Company reflecting the completion of the fiscal 2004 acquisitions as if they had occurred July 1, 2003. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results of operations for the prior period reflect an increase in interest expense related to debt used to fund the acquisitions.

Fiscal Year Ended June 30,
2004
(Restated)
(In thousands)
Net revenue	$807,757
Net income	$71,804
Earnings per share-basic	$0.80
Earnings per share-diluted	$0.76

Note 6—Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consists of the following:

	As of June 30,
	2004	2005
	(Restated)
	(In thousands)
Promissory note due April 2007, with interest at 10.95% per annum, secured by certain land and improvements	$1,384	$1,272
Credit facility obligations, with interest at 3.3% per annum	44,977	53,035
Capital lease obligations	13,020	12,393
Other	151	91

	59,532	66,791
Less—current portion of long-term debt	(146)	(155)
Less—current portion of capital lease obligations	(614)	(195)

	$58,772	$66,441

The Company leases certain facilities under capital leases, which require monthly lease payments of approximately $128,000. The leases have interest rates ranging from 10.1% to 11.7% and expire in December 2022.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal payments due under the long-term debt arrangements and future minimum lease payments under the capital lease obligations discussed above are as follows:

	Fiscal Years Ending June 30,
	Notes Payable	Capital Lease Obligations	Credit Facility Obligations	Total
	(In thousands)
2006	$155	$1,536	$—	$1,691
2007	1,195	1,566	—	2,761
2008	13	1,580	—	1,593
2009	—	1,594	—	1,594
2010	—	1,594	—	1,594
Thereafter	—	19,523	53,035	72,558

	1,363	27,393	53,035	81,791
Less—portion representing interest	—	(15,000)	—	(15,000)

Present value of minimum lease payments	1,363	12,393	53,035	$66,791

Less—current portion	(155)	(195)	—

Total	$1,208	$12,198	$53,035

In June 2002, the Company entered into a credit agreement for $100.0 million with a syndication of financial institutions administered by Bank of America, N.A that would have expired in July 2005. In August 2003, the Company amended and restated the credit facility, and increased it to $235 million, of which $185 million was a domestic facility and $50 million was a Canadian facility that would have expired in August 2006. On June 8, 2005, the Company amended and restated the credit facility for a second time. The amount of the facility remained at $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in July 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus  1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus  3/4 of 1% or the Bank of America Canada prime rate. The agreement has an annual commitment fee on the unused portion of 0.10% to 0.25%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a DOE financial responsibility composite score ratio. As of June 30, 2005, the Company was in compliance with all of the covenants. As of June 30, 2005, the credit facility had borrowings outstanding of $53.0 million and approximately $13.6 million was used to support performance standby letters of credit. The second amended and restated credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by the Company’s present and future significant operating subsidiaries. Average daily borrowings outstanding amounted to $46.4 million in fiscal 2005, $39.2 million in fiscal 2004 and $5.9 million in fiscal 2003.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Preferred Stock and Common Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2005, there were no outstanding shares of preferred stock.

Common Stock

The Company’s issued and outstanding common stock is entitled to one vote per share on all matters.

Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

Employee Stock Purchase Plan

In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the ESPP. At June 30, 2005, employees had purchased 231,643 shares and 1,768,357 shares were still available for purchase under the ESPP.

Stock Options and Restricted Stock Units (“RSUs”)

The Company maintains the Corinthian Colleges, Inc. 1998 Performance Award Plan (as amended, the “1998 Plan”), which has been approved by the Company’s stockholders. On November 20, 2003, the Company’s stockholders approved the Company’s 2003 Performance Award Plan (the “2003 Plan”), which authorized the issuance by the Company of up to the sum of (a) 5,400,000 additional shares of the Company’s Common Stock, plus (b) the number of any shares subject to stock options granted under the 1998 Plan which expire or for any reason are cancelled or terminated without being exercised after the adoption of the 2003 Plan. When the 2003 Plan was approved by the Company’s stockholders, the Company’s ability to grant new awards under the 1998 Plan terminated, but did not affect awards then outstanding under the 1998 Plan. On November 17, 2004, the Company’s Board of Directors also approved the Company’s 2004 New Hire Plan (the “2004 Plan”), which authorized the issuance of up to 265,000 additional shares of the Company’s Common Stock, but only as an inducement material to the award recipient’s entering into employment with the Company and only if the recipient was not previously an employee or director of the Company (or following a bona fide period of non-employment).

As of June 30, 2005, the number of stock options, stock units, stock appreciation rights or other common stock-based securities available for future grant to directors, officers, employees and other eligible persons were 2,782,415 under the 2003 Plan and 154,000 under the 2004 Plan. Options granted under the Plans were issued at exercise prices ranging from $1.56—$33.83 per share and have expiration dates not longer than 10 years. RSUs can be settled only by delivery of the Company’s Common Stock. Options and RSUs generally vest over a period of one to four years. The deferred portion of the RSUs is reflected as a component of stockholders’ equity entitled “Deferred Stock Compensation.”

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option grants are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2002	7,897,740	$5.65

Stock options granted during the year	2,506,000	$16.21
Stock options exercised	(1,689,716)	5.14
Forfeitures	(249,500)	10.81

Outstanding at June 30, 2003	8,464,524	$8.73

Stock options granted during the year	2,828,500	$28.93
Stock options exercised	(2,602,786)	6.83
Forfeitures	(329,750)	16.60

Outstanding at June 30, 2004	8,360,488	$15.84

Stock options granted during the year	2,392,682	$13.42
Stock options exercised	(814,210)	8.08
Forfeitures	(1,103,583)	21.21

Outstanding at June 30, 2005	8,835,377	$15.24

The following table summarizes information about stock options outstanding and exercisable at June 30, 2005:

		Options Outstanding		Options Exercisable
Exercise Prices Range	Number Outstanding at 6/30/05	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable At 6/30/05	Weighted- Average Exercise Price
$ 1.56 -$11.14	2,964,562	5.7	$5.86	2,415,562	$5.75
$11.37 -$18.50	3,188,565	8.3	13.82	1,652,293	16.09
$18.65 -$33.83	2,682,250	8.2	27.31	2,682,250	27.31

	8,835,377		$15.24	6,750,105	$16.85

The stock options exercisable at June 30, 2003, 2004, and 2005 were 1,959,744; 1,935,238; and 6,750,105 respectively.

During fiscal 2005, the Company granted 207,819 RSUs. As of June 30, 2005 202,486 RSUs were outstanding.

Shares Reserved for Future Issuance

At June 30, 2005, the Company has reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of the Employee Stock Purchase Plan and future issuances of stock options under the 2003 Performance Award Plan and the 2004 New Hire Plan (in thousands):

Reserved for ESPP stock	1,768
Reserved for stock options and RSU’s outstanding and available for grant	2,936

Total	4,704

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share restated to reflect the two for one stock splits effected in the form of a stock dividend in March 2004:

	Fiscal Years Ended June 30,
	2003	2004	2005
	(Restated)	(Restated)
	(In thousands)
Basic common shares outstanding	86,930	89,209	90,678
Effects of dilutive securities:
Stock options and restricted stock units	5,126	4,805	2,082

Diluted common shares outstanding	92,056	94,014	92,760

Note 9—Income Taxes

The components of the income tax provision are as follows:

	Fiscal Years Ended June 30,
	2003	2004	2005
	(Restated)	(Restated)
	(In thousands)
Current provision:
Federal	$31,557	$33,215	$23,499
State	7,986	7,882	3,601

	39,543	41,097	27,100

Deferred provision:
Federal	1,989	7,996	6,171
State	(436)	(148)	1,551

	1,553	7,848	7,722

Total provision for income taxes	$41,096	$48,945	$34,822

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2003, 2004 and 2005 to income (loss) before provision for income taxes as follows:

	Fiscal Years Ended June 30,
	2003	2004	2005
	(Restated)	(Restated)
	(In thousands)
Provision at the statutory rate	$36,220	$43,624	$32,636
State income tax provision, net of federal benefit	4,908	5,027	3,463
Other	(32)	294	(1,277)

	$41,096	$48,945	$34,822

The components of the Company’s deferred tax asset and liability are as follows:

	As of June 30,
	2004	2005
	(Restated)
	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$7,923	7,973
Accrued vacation	2,165	2,973
State taxes	140	227
Net operating loss carryforwards	1,656	1,106
Acquisition accruals	3,557	2,079
Workers’ compensation accrual	667	2,693
Other	2,360	4,388
Deferred revenue	9,384	—
Valuation allowance	(3,594)	(3,277)

Current deferred tax asset	24,258	18,162

Non-current deferred tax asset (liability):
Notes receivable allowance for doubtful accounts	621	801
Net operating loss carryforwards	8,605	9,009
Deferred rent	6,173	8,716
Depreciation	(20,506)	(26,280)
Acquisition intangibles	(10,337)	(10,245)
Capital assets	(5,283)	(1,717)
Prepaids	(1,339)	(1,427)
Valuation allowance	(5,084)	(7,370)

Non-current deferred tax liability	(27,150)	(28,513)

	$(2,892)	$(10,351)

The Company has acquired various companies with net operating losses that may be utilized in future years. At June 30, 2005, the Company had federal and state net operating loss carryforwards of approximately $5,731,000 and $2,437,000, with expiration dates beginning on June 30, 2021. In addition, the Company has Canadian non-capital loss carryovers of approximately CAD $26,458,000 with expiration dates beginning on June 30, 2006.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to CDI’s recent history of generating non-capital tax losses, the Company has recorded a valuation allowance of $10,647,000 to reduce their net deferred tax assets to an amount that is “more likely than not” to be realized. If and when CDI’s non-capital losses are realized, the benefit of the non-capital losses will reduce a portion of the goodwill recorded in connection with the CDI acquisition. The Company’s current intent is to re-invest in Canada all earnings from CDI.

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

The Company has tax deductible goodwill in the amount of $41.9 million as of June 30, 2005.

Note 10—Impairment, Facility Closing, and Severance Charges

During the fourth quarter of fiscal 2005, the Company decided to cease the implementation of the Peoplesoft Student Management System. As a result of this decision, the Company reviewed the related long-lived asset for possible impairment in accordance with SFAS 144 and recognized an impairment charge of $16.3 million which approximated net book value. The Company also consolidated two campuses in Mississauga, Ontario and recorded a facility closing charge of $1.6 million and severance of $0.4 million related to restructuring of personnel.

During fiscal 2004, the Company implemented a plan to streamline operations at several of its divisions, including the recently acquired CDI. The plan primarily included closing two LTU campuses and 10 CDI campuses. In addition, the Company has reviewed the long-lived assets and goodwill related to these closures for possible impairment in accordance with SFAS 142 and SFAS 144. Based on the results of the review, the Company recognized an impairment, facility closing, and severance charge of $12.4 million in fiscal 2004. The fair value of the remaining goodwill was based on the Company’s estimate of discounted future cash flows. The Company charged $6.4 million of the impairment, facility closing, and severance charge against earnings. The charge included $2.8 million of intangible asset impairment, $389,000 of fixed asset write-offs and $3.2 million of severance, lease, and other costs. The remaining $6.0 million, consisting primarily of facility closing costs, qualified for treatment under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination” and was recorded as an element of the acquisition. The accrual for severance and benefits is reflected in accounts payable. The accrual for lease payments on vacated facilities is reflected in accounts payable and other long-term liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the charges and the related balance sheet accounts for fiscal year 2005 and 2004 were as follows (in thousands):

	Goodwill & Intangible Asset Impairment	Fixed Asset Write-offs	Severance and Benefits	Facility Related	Other Charges	Total
Balance at June 30, 2003	$—	$—	$—	$—	$—	$—
Charges	2,765	712	1,040	7,007	845	12,369
Cash payments	—	—	(121)	(32)	—	(153)
Asset writedowns	(2,765)	(712)	—	—	(845)	(4,322)

Balance at June 30, 2004	$—	$—	$919	$6,975	$—	$7,894
Charges	—	16,252	359	1,554	—	18,165
Cash payments	—	—	(1,492)	(1,689)	—	(3,181)
Adjustments to goodwill	—	482	670	(2,062)	—	(910)
Asset writedowns	—	(16,734)	—	—	—	(16,734)

Balance at June 30, 2005	$—	$—	$456	$4,778	$—	$5,234

Note 11—Commitments and Contingencies

Leases

The Company leases most of its operating facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2019. In most cases, the facility leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments. In certain cases, the Company has renewable options on the space. Future minimum lease payments under operating leases are as follows for the twelve months ending June 30:

Operating Leases
(In thousands)
2006	$59,203
2007	56,764
2008	53,255
2009	48,094
2010	43,689
Thereafter	129,826

$390,831

Lease expense (facility and equipment) for the fiscal years ended June 30, 2003, 2004 and 2005 amounted to $31.5 million, $50.8 million and $68.0 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying consolidated statements of operations.

Legal Matters

In the ordinary conduct of its business, the Company and its colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. When the Company is aware of a claim or potential claim, it assesses the likelihood of any

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed below will not have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company received another putative class action complaint entitled Jennifer Baker, et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. and on April 15, 2005, the Company received a complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Baker complaint names nine plaintiffs while the Alvarez first amended and supplemental complaint names ninety-nine plaintiffs. Additionally, the court in the Alvarez case recently granted the plaintiffs motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Baker, Satz and Travis plaintiffs seek certification of the lawsuits as class actions and seek recovery of compensatory damages and attorney’s fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in a July 5, 2005 award on the Company’s motion to dismiss. The arbitrator also found that Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. Satz has filed a motion for reconsideration which is currently pending. The Company believes the other complaints are likewise without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in Travis, Baker and Alvarez.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of our common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. The cases purportedly are brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through either June 23, 2004 or July 30, 2004, depending on the complaint. The complaints allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On November 5, 2004, a lead plaintiff was chosen and these cases are now consolidated into one action. A consolidated and amended complaint was filed in February 2005. On September 6, 2005, the court granted the Company’s motion to dismiss, without prejudice. The Company expects the lead plaintiff to file a second consolidated amended complaint. The Company intends to continue vigorously defending itself and its current and former officers in this matter.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni and the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the foregoing securities class action complaints. The Collet and Davila cases have now been consolidated into one action, and a consolidated complaint has been filed. The Company believes the consolidated complaint is without merit and intends to vigorously defend the Company’s directors and current and former executive officers against the allegations. This consolidated action has been stayed by the court pending a decision on the Company’s motion to dismiss in the federal securities action.

The California Attorney General’s Office has requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures. The Attorney General’s office has not asserted any claims against the Company and the Company is cooperating with the inquiry.

In February 2005, the Company received a putative class action demand in arbitration entitled Michelle Sanchez v. Corinthian Colleges, Inc., filed by a former diagnostic medical sonography student from the Company’s Bryman College campus in West Los Angeles, alleging violations of the California education code and of California’s Business and Professions Code Section 17200. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

In February 2005, the Company was served with a lawsuit entitled Nancy Tsai v. Corinthian Colleges, Inc., et al., filed by twenty-four current or former medical assisting students from the Company’s National Institute of Technology campus in Long Beach, California, alleging fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California Business and Professions Code Section 17200, regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant examination. The complaint does not seek certification as a class action. The Company has filed demands in arbitration against each of the individual plaintiffs for breach of their contractual obligation to arbitrate rather than litigate disputes with the Company and has prevailed on its motion with the California Superior Court to compel the plaintiffs to binding arbitration. The Company intends to vigorously defend itself in this matter.

On April 6, 2005, the Company was served with a lawsuit entitled Jaclyn Fisher, et al. v. Corinthian Colleges, Inc., filed by forty-one current or former medical assisting students from the Company’s Bryman College campus in Tacoma, Washington, dating back to before the Company acquired the campus. The plaintiffs allege negligent/intentional misrepresentations and violations of the state consumer protection act regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant exam. The complaint does not seek certification as a class action. The Company removed the case to federal court and prevailed on its motion to compel twenty-one of the plaintiffs with arbitration provisions to binding arbitration. Additional individual lawsuits in federal and state court and demands in arbitration have been filed by the same counsel to the original twenty-four plaintiffs which contain virtually identical allegations and which raise the total number of students involved to approximately eighty-four. The additional students are primarily from the Company’s Bryman, Tacoma campus, but are also alleged to have attended the Bryman campuses in Lynwood and Renton, Washington. The Company intends to vigorously defend itself in this matter.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the legal proceedings and other matters described above, the Company is or may be a party to pending or threatened lawsuits related primarily to services currently or formerly performed by the Company. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

The Company is also subject to various environmental laws and regulations. The Company’s operations, like those of other companies involving industrial applications in the provision of educational services, involve the use of substances regulated under environmental laws. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on the Company’s financial position, results of operations or liquidity.

Performance Bonds

As a condition of doing business, certain states and Canadian Provinces require the Company to post collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”). If any of the governmental entities that hold these bonds should require payment from the Surety, the Company would be obligated to indemnify and reimburse the Surety for all costs incurred. As of June 30, 2005 the Company had $10.8 million of these bonds outstanding.

Note 12—Employee Benefit Plans

The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code. All employees with at least one year and 1,000 hours of employment are eligible to participate. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period. Employees previously employed by each of the campuses acquired by the Company vest in the plan based on total years of service with the Company and with the predecessor company. Company contributions to the plan were approximately $1,527,000, $1,878,000 and $2,210,000 for the fiscal years ended June 30, 2003, 2004 and 2005, respectively.

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 2005, management believes the Company’s institutions were in substantial compliance.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the HEA approximately every five years. The most recent reauthorization occurred in October 1998. Congress is currently considering the reauthorization of the HEA, a process that is expected to be concluded in calendar 2005 or 2006.

A significant component of Congress’ initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rate). Although the Company is not obligated to repay any of its students or former students defaults on payments of federally guaranteed student loans, if such default rates equal or exceed 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students will be denied access to the federally guaranteed student loan programs. An institution whose cohort default rate under certain Title IV Programs for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the DOE.

All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements and following a change of ownership of the institution.

The DOE calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the DOE’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 2005, all of the Company’s U.S. institutions and the Company on a consolidated basis satisfied each of the DOE’s standards of financial responsibility.

Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions, or common law causes of action. As previously disclosed, the U.S. DOE conducted a program review at our Bryman College in San Jose, California in December 2003. Shortly thereafter, that school was placed on reimbursement status by the DOE. On September 22, 2004, the Company announced that the DOE had returned the campus to the advance system of funding. As required by the DOE, the Company delivered a written response to the program review on December 14, 2004. On May 12, 2005 the Company announced that it had received a Final Determination Letter from the DOE that resolved the program review. The Final Determination Letter required the return of a net amount of approximately $776,000 to the DOE, the Perkins Fund and Federal Family Education Loan program lenders. No fines or penalties were assessed, and the institution’s continued eligibility to receive Title IV student financial aid funds was not affected. The payment did not have a material adverse impact on the Company’s financial condition or results of operations.

There can be no assurance that other regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Quarterly Financial Summary (Unaudited)

As Previously Reported

	Fiscal Quarters				Fiscal Year
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Fiscal 2005
Net revenues	$229,696	$248,141	$254,032	N/A	N/A
Income from operations	30,418	34,315	37,384	N/A	N/A
Net income	18,236	20,693	22,359	N/A	N/A
Income per share
Basic	$0.20	$0.23	$0.25	N/A	N/A
Diluted	$0.20	$0.22	$0.24	N/A	N/A

Fiscal 2004
Net revenues	$169,163	$200,648	$217,331	$217,141	$804,283
Income from operations	32,678	37,084	35,558	29,970	135,290
Net income	19,378	21,942	21,247	19,072	81,639
Income per share
Basic	$0.22	$0.25	$0.24	$0.21	$0.92
Diluted	$0.21	$0.23	$0.23	$0.20	$0.87

Fiscal 2003
Net revenues	$115,625	$127,191	$135,548	$138,929	$517,293
Income from operations	23,179	27,007	30,148	29,345	109,679
Net income	13,741	16,146	18,040	18,010	65,937
Income per share
Basic	$0.16	$0.19	$0.20	$0.21	$0.76
Diluted	$0.15	$0.18	$0.19	$0.20	$0.72

Since its inception in 1995, Corinthian Colleges, Inc. (the “Company”) recognized revenue pro-rata, calculated on a monthly basis for its diploma programs at schools utilizing the Company’s original student information system. In certain schools acquired by the Company since that time where the existing information technology systems were also acquired, however, the Company maintained the daily calculation methodology for pro-rata revenue recognition that was used in those schools prior to the acquisition. Accordingly, for the last several years, the Company maintained more than one method to calculate pro-rata revenue recognition across its system of schools with diploma programs. In the monthly revenue recognition schools, the Company recognized a full month of revenue during the first month of attendance for each student, regardless of when the student started during the month.

Additionally, certain diploma programs require externships to be taken following the conclusion of in-school instruction in order to satisfy graduation requirements. For these programs, the Company has recognized revenue only over the period of in-school instruction.

Following a review of these accounting policies, and taking into consideration the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, the Company concluded that the accounting policies to recognize revenue on a monthly basis and only over the period of in-school instruction should be changed. Accordingly, the Company has restated its financial statements for schools previously recognizing revenue on a monthly basis to adopt a mid-month convention for revenue recognition whereby only a half month of revenue is

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized in both the initial month and the final month of attendance for students in diploma programs. Additionally the Company has changed its policy with respect to externships to recognize tuition revenue through the end of each student’s externship period.

These changes in the Company’s revenue recognition policy resulted in a reduction in revenue for fiscal years ended 2003 and 2004 of $5.9 million and $8.6 million, respectively. The restatement resulted in a corresponding reduction in diluted net earnings per share of $0.04 and $0.06 for the fiscal years ended 2003 and 2004, respectively.

As Restated

	Fiscal Quarters				Fiscal Year
	First	Second	Third	Fourth
	Restated	Restated	Restated
	(In thousands, except per share amounts)
Fiscal 2005
Net revenues	$224,610	$246,781	$252,848	$239,326	$963,565
Income from operations	25,332	32,955	36,200	(312)	94,175
Net income	14,609	20,420	21,643	1,751	58,423
Income per share
Basic	$0.16	$0.23	$0.24	$0.01	$0.64
Diluted	$0.16	$0.23	$0.23	$0.01	$0.63

Fiscal 2004
	Restated	Restated	Restated	Restated	Restated
Net revenues	$165,831	$199,060	$214,312	$216,433	$795,636
Income from operations	29,346	35,496	32,539	29,262	126,643
Net income	17,363	20,585	19,015	18,733	75,696
Income per share
Basic	$0.20	$0.23	$0.21	$0.21	$0.85
Diluted	$0.19	$0.22	$0.20	$0.20	$0.81

Fiscal 2003
	Restated	Restated	Restated	Restated	Restated
Net revenues	$113,331	$125,575	$133,685	$138,838	$511,429
Income from operations	20,885	25,391	28,285	29,254	103,815
Net income	12,353	15,168	16,913	17,955	62,389
Income per share
Basic	$0.14	$0.18	$0.19	$0.21	$0.72
Diluted	$0.13	$0.17	$0.18	$0.20	$0.68

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005, because of a material weakness in our internal controls over financial reporting as described below.

Changes in Internal Control over Financial Reporting

Subsequent to June 30, 2005, the Company remediated the material weakness described below. Additionally, during the quarter ended June 30, 2005, the Company identified that, for schools previously recognizing revenue on a monthly basis, it would adopt a mid-month convention whereby only a half month revenue would be recognized in both the initial month and the final month for students in diploma programs. This change resulted in a restatement of prior financial statements. Additionally, during the quarter ended June 30, 2005, the Company remediated (i) its application of accounting policies related to tenant improvement allowances, and (ii) certain information technology general controls related to access and program changes. As these matters were remediated during the fourth quarter, management did not identify them as deficiencies in internal control over financial reporting as of June 30, 2005. Other than these matters, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Scope of Management’s Report on Internal Control Over Financial Reporting

With the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation and assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Report).

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Inherent Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Finding of Material Weakness

In connection with reviewing our financial results for the fourth quarter of fiscal 2005, our management reviewed and discussed with the Audit Committee of the Board of Directors, the accounting treatment related to the recognition of tuition revenue with respect to our diploma programs with externships. In connection with these discussions, and following consultation with our independent registered public accounting firm, we determined it was necessary to restate the previously issued financial statements for the periods 2001 through 2004 and the first three quarters of fiscal 2005, to correct for certain errors in such financial statements. Externships are required to be taken at the end of certain academic programs, following the conclusion of in-school instruction, in order to satisfy graduation requirements. The restatement consists of adjustments necessary to reflect the recognition of tuition revenue through the end of the student’s externship period, as opposed to the prior practice of recognizing revenue only over the period of in-school academic instruction. Revenue recognition in the financial statements requires procedures and controls to ensure that all of a company’s revenue arrangements are analyzed, recorded, and monitored in the context of authoritative accounting guidance such that revenue is recognized in accordance with generally accepted accounting principles. In management’s opinion, our procedures and controls in this area were considered to be inadequate, and this deficiency was considered to represent a material weakness in internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.

Based upon the evaluation under the framework contained in the COSO Report, and due to the material weakness described in the paragraph above entitled “Finding of Material Weakness”, management concluded that, as of June 30, 2005, our internal control over financial reporting was not effective. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our business except for AMI Institute, which we acquired through a purchase of substantially all of the assets of A.M.I., Inc. on August 4, 2004. Our revenues and operating profit for the fiscal year ended June 30, 2005, were $963.6 million and $94.2 million respectively, of which AMI Institute represented $5.9 million and $2.2 million, respectively. Our total assets and net assets as of June 30, 2005 were $674.6 million and $410.8 million, respectively, of which AMI Institute represented $3.4 million and $2.9 million, respectively.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting. This attestation report is included on page 59 of this Annual Report on Form 10-K.

Remediation Steps to Address Material Weakness

Our management has implemented the following remediation steps to address the material weakness described in the first paragraph under “Finding of Material Weakness”:

•	We have revised our revenue recognition policy for diploma programs with externships to recognize revenue on a straight-line basis over the length of the program, including the applicable externship period.

•	Previously issued financial statements for the periods 2000 through 2004 were restated to correct for certain errors related to the revenue recognition policy change.

•	Management has conducted a thorough analysis of all revenue recognition policies to ensure they are in accordance with generally accepted accounting principles and improved our closing process.

•	Our student information system has been updated to reflect the change in the revenue recognition policy with respect to diploma programs with externships.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Certain information in response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2005. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

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

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K will be included in the Company’s 2005 Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2005, and is incorporated herein by reference.

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

3.	Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Incorporation Reference
2.2+	Stock Purchase and Sale Agreement, dated as of June 9, 2003, by and among Corinthian Colleges, Inc., Career Choices, Inc., Lombard North American Partners, L.P., Kenneth Years, Alexander Hehmeyer, Paul Rerucha, Nancy Rerucha, Wallace Wright, Lane Hart, Hamilton Oswald, Kimberly Lothyan, Guy Bell, Amy Kuntz, Michael Sherbourne, Joseph File, Howard Jessup and William Calvert, excluding exhibits, appendices and schedules thereto	(a)

2.4+	Support Agreement, dated as of June 23, 2003, by and among Corinthian Colleges, Inc., Corinthian Canada Acquisition Inc. and CDI Education Corporation	(b)

2.6+	Indemnity Agreement, dated as of June 23, 2003, by and among A. Bruce McKelvey, 1234512 Ontario Inc., Golconda Inc., CDI Education Corporation, Corinthian Colleges, Inc. and Corinthian Canada Acquisition Inc., excluding the schedule thereto	(c)

2.7+	Asset Purchase Agreement, dated as of June 17, 2004, by and among Florida Metropolitan University, Inc., A.M.I., a Tennessee corporation, and Lamar Williams	(d)

3.3 +	Amended and Restated Certificate of Incorporation	(e)

3.4 +	Bylaws of the Company	(f)

10.52+	1998 Performance Award Plan of the Company	(g)

10.62+	Form of Employment Agreement by and between the Company and David G. Moore	(h)

10.63+	Form of Employment Agreement by and between the Company and each of Beth Wilson, Mary Barry and Stan Mortensen	(h)

10.68+	2003 Performance Award Plan of the Company	(i)

10.69+	Executive Deferral Plan of the Company	(j)

10.70+	Form of Director Stock Option Agreement under the 2003 Performance Award Plan of the Company	(k)

10.71+	Form of Incentive Stock Option Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(l)

10.72+	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(m)

10.73+	Employment Agreement dated November 19, 2004 between the Company and Jack D. Massimino	(n)

10.74+	2004 New-Hire Award Plan of the Company	(o)

10.75+	Form of Option Agreement under the 2004 New-Hire Award Plan of the Company	(p)

10.76+	Form of Restricted Stock Unit Award Agreement under the 2004 New-Hire Award Plan of the Company	(q)

10.77+	Amendment 2005-1 to the 2004 New-Hire Award Plan of the Company	(r)

10.78+	Employment Agreement dated February 10, 2005 between the Company and Kenneth S. Ord	(s)

Exhibit Number	Description of Exhibit	Incorporation Reference
10.79+	Second Amended and Restated Credit Agreement, dated as of June 8, 2005, among the Company, Corinthian Canada Acquisition, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, Union Bank of California, N.A., as Syndication Agent, U.S. Bank National Association and JPMorgan Chase Bank, as Co-Documentation Agents, each Lender from time to time party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(t)

10.80+	Form of Lock-Up Agreement between the Company and each of the officers of the Company with the title of Division President, Vice President, Senior Vice President, Executive Vice President, Chief Executive Officer or Chairman of the Board, each entered into as of June 30, 2005	(u)

10.81+	Form of Executive Bonus Agreement under the 2003 Performance Award Plan of the Company by and between the Company and each of its executive officers	(v)

10.82+	Description of Verbal Arrangements with Members of the Company’s Board of Directors	(w)

10.83+	Form of Employment Agreement, distributed August 10, 2005, between the Company and each of William B. Buchanan, Robert C. Owen and Mark Pelesh	(x)

10.84+	Form of Stock Option Agreement Amendment between the Company and each of its Directors	(y)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:
(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.
(b)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.
(c)	Incorporated by reference to Exhibit 2.3 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003.
(d)	Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2004.
(e)	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 10, 2004.

(f)	Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (Registration No. 33-59505) as filed with the Securities and Exchange Commission on July 21, 1998.
(g)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.
(h)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2002.
(i)	Incorporated by reference to the like-numbered exhibit of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 10, 2004.
(j)	Incorporated by reference to Exhibit 4 of the Company’s Form S-8 filed with the Securities and Exchange Commission on August 3, 2004.
(k)	Incorporated by Reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.
(l)	Incorporated by Reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.
(m)	Incorporated by Reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.
(n)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(o)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(p)	Incorporated by Reference to Exhibit 10.2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(q)	Incorporated by Reference to Exhibit 10.2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(r)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.
(s)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005.
(t)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2005.
(u)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.
(v)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2005.
(w)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2005.
(x)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2005.
(y)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/S/ JACK D. MASSIMINO	By:	/S/ KENNETH S. ORD	By:	/S/ ROBERT C. OWEN
	Jack D. Massimino President and Chief Executive Officer, Director (Principal Executive Officer) September 13, 2005		Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer) September 13, 2005		Robert C. Owen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer) September 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints Jack D. Massimino and Kenneth S. Ord, or either of them, as attorneys-in-fact and agents to execute and file with the applicable regulatory authorities any amendment to this report on his or her behalf individually and in each capacity stated below.

Signature	Title	Date

/s/ JACK D. MASSIMINO Jack D. Massimino	President and Chief Executive Officer, Director (Principal Executive Officer)	September 13, 2005

/s/ DAVID G. MOORE David G. Moore	Chairman of the Board	September 13, 2005

/s/ PAUL ST. PIERRE Paul St. Pierre	Director	September 13, 2005

/s/ LOYAL WILSON Loyal Wilson	Director	September 13, 2005

/s/ ALICE KANE Alice T. Kane	Director	September 13, 2005

/s/ LINDA AREY SKLADANY Linda Arey Skladany	Director	September 13, 2005

/s/ MICHAEL P. BERRY Michael P. Berry	Director	September 13, 2005

/s/ HANK ADLER Hank Adler	Director	September 13, 2005

CORINTHIAN COLLEGES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2003	$7,297	$18,418	$(15,353)	$10,362
Year ended June 30, 2004	10,362	30,224	(21,278)	19,308
Year ended June 30, 2005	19,308	46,445	(44,544)	21,209
Student notes receivable:
Year ended June 30, 2003	$754	$1,452	$(1,285)	$921
Year ended June 30, 2004	921	483	107	1,511
Year ended June 30, 2005	1,511	448	(5)	1,954