Form 10-Q
period 2005-09-30
CORINTHIAN COLLEGES INC
filed 2005-11-08
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

At November 1, 2005, there were 91,439,683 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the First Quarter Ended September 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	June 30, 2005	September 30, 2005
	(In thousands, except per share data)
	(Restated) (Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,586	$57,853	$40,437
Restricted cash	10	10	10
Marketable securities	—	41,375	74,675
Accounts receivable, net of allowance for doubtful accounts of $20,627, $21,209 and $20,680 at September 30, 2004, June 30, 2005 and September 30, 2005, respectively	56,921	52,555	58,796
Student notes receivable, net of allowance for doubtful accounts of $537, $537 and $539 at September 30, 2004, June 30, 2005 and September 30, 2005, respectively	2,056	2,492	2,126
Deferred income taxes	25,717	18,162	18,162
Prepaid expenses and other current assets	29,968	57,518	51,372

Total current assets	169,258	229,965	245,578
PROPERTY AND EQUIPMENT, net	158,603	175,901	178,272
OTHER ASSETS:
Goodwill, net	209,999	205,982	209,225
Other intangibles, net	53,061	54,165	53,967
Student notes receivable, net of allowance for doubtful accounts of $993, $1,417 and $1,697 at September 30, June 30, 2005 and September 30, 2005, respectively	2,169	3,277	2,645
Deposits and other assets	6,789	5,282	5,410

TOTAL ASSETS	$599,879	$674,572	$695,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,017	$30,168	$29,174
Accrued compensation and related liabilities	24,869	32,250	26,873
Accrued expenses	15,916	21,730	25,102
Prepaid tuition	58,624	55,209	62,756
Income tax payable	5,713	—	—
Current portion of capital lease obligations	517	195	208
Current portion of long-term debt	149	155	149

Total current liabilities	129,805	139,707	144,262
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,360	12,198	12,138
LONG-TERM DEBT, net of current portion	48,244	54,243	57,175
DEFERRED INCOME TAXES	27,150	28,513	28,513
OTHER LIABILITIES	25,316	29,086	30,684
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized 90,381, 91,202 and 91,405 shares issued and outstanding at September 30, 2004, June 30, 2005 and September 30, 2005, respectively	9	9	9
Additional paid-in capital	128,964	139,927	141,237
Deferred compensation	(1,377)	(2,408)	—
Retained earnings	229,362	273,175	280,553
Accumulated other comprehensive income (loss)	46	122	526

TOTAL STOCKHOLDERS’ EQUITY	357,004	410,825	422,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$599,879	$674,572	$695,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2004	2005
	(In thousands, except per share data)
	(Restated) (Unaudited)	(Unaudited)
NET REVENUES	$224,610	$236,294
OPERATING EXPENSES:
Educational services	123,578	137,277
General and administrative	19,795	22,396
Marketing and admissions	55,876	62,804
Stock based compensation	29	2,020

Total operating expenses	199,278	224,497

INCOME FROM OPERATIONS	25,332	11,797
Interest (income)	(477)	(1,201)
Interest expense	931	889
Other (income) expense, net	(177)	14

INCOME BEFORE PROVISION FOR INCOME TAXES	25,055	12,095
Provision for income taxes	10,446	4,717

NET INCOME	$14,609	$7,378

Income per common share:
Basic	$0.16	$.08

Diluted	$0.16	$.08

Weighted average number of common shares outstanding:
Basic	90,353	91,300

Diluted	92,177	92,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2004	2005
	(In thousands)
	(Restated) (Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,609	$7,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,910	9,566
Deferred income tax	(1,017)	—
Tax benefit of stock options exercised	105	—
Loss on disposal of assets	—	31
Stock-based compensation	29	2,020
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,293)	(5,920)
Student notes receivable, net	(438)	998
Prepaid expenses and other assets	4,106	6,193
Accounts payable	817	(1,412)
Accrued expenses, compensation and related benefits	(2,986)	(2,441)
Income taxes payable	5,703	10
Prepaid tuition	9,459	6,887
Other long-term liabilities	1,942	1,653

Net cash provided by operating activities	35,946	24,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	(9,725)	(85)
Capital expenditures	(18,699)	(11,017)
Proceeds from sale of assets	—	1
Sales of (investments in) marketable securities, net	—	(33,300)

Net cash (used in) investing activities	(28,424)	(44,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations and long-term debt	(1,015)	(87)
Tax benefit of stock options exercised	—	335
Proceeds from exercise of stock options and Employee Stock Purchase Plan	1,114	1,363

Net cash provided by financing activities	99	1,611

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	266	411

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,887	(17,416)
CASH AND CASH EQUIVALENTS, beginning of period	46,699	57,853

CASH AND CASH EQUIVALENTS, end of period	$54,586	$40,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,810	$672

Interest	$933	$835

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$11,704	$—
Net cash used in acquisitions	(9,725)	(85)

Liabilities assumed or incurred	$1,979	$(85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Note 1 - The Company and Basis of Presentation

As of September 30, 2005, Corinthian Colleges, Inc. (the “Company”) operated 94 schools and colleges in the for-profit, post-secondary education industry in the United States, and 34 colleges and 14 training centers in 7 Canadian provinces. All of the Company’s schools grant either diplomas or degrees (associate’s, bachelor’s and master’s) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online and is approved to offer 17 accredited degrees to exclusively online students.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2005 consolidated financial statements of the Company included in the Company’s 2005 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

The unaudited condensed consolidated financial statements as of September 30, 2004, June 30, 2005 and September 30, 2005 and for the three months ended September 30, 2004 and 2005 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain amounts for the prior periods have been reclassified to conform to fiscal 2006 financial statement presentation.

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

The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the condensed consolidated balance sheets and capital expenditures in investing activities on the condensed consolidated statements of cash flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a deferred rent liability on the condensed consolidated balance sheets and as a component of operating activities on the condensed consolidated statements of cash flows. As a result of these reclassifications, the purchases of leasehold improvements and related amortization expense will increase and will be offset by a corresponding increase in the deferred rent liability and a reduction in rent expense for all periods presented. There is no impact on the condensed consolidated statements of operations as a result of this reclassification. For the three months ended September 30, 2004, the Company reclassified $2.8 million in the condensed consolidated statement of cash flows from purchases of property and equipment included in investing activities to depreciation and amortization and other liabilities included in operating activities.

Note 2 - Correction of Revenue Recognition for Certain Diploma Programs

During 2005, following a review of the Company’s revenue recognition policy, and taking into consideration the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition , the Company concluded that the accounting policies to recognize revenue on a monthly basis and only over the period of in-school instruction should be changed. Accordingly, the Company has restated its financial statements for schools previously recognizing revenue on a monthly basis to adopt a mid-month convention for revenue recognition whereby only a half month of revenue is recognized in both the initial month and the final month of attendance for students in diploma programs. Additionally the Company has changed its policy with respect to externships to recognize tuition revenue through the end of each student’s externship period.

Prior period financial statements and the related notes thereto presented herein have been restated to reflect the impact of the change in our revenue recognition policy. The effect of the change on first quarter 2005 revenue and provision for income taxes was a decrease of $5.1 million and $1.5 million, respectively. The effect of the change on first quarter 2005 net income was a decrease of $3.6 million, or $0.04 per diluted share. First quarter 2005 net income per diluted share decreased from $0.20, as previously reported, to $0.16 as a result of the restatement. For additional information, refer to Note 2 “Correction of Revenue Recognition for Certain Diploma Programs” of our notes to consolidated financial statements as of and for the year ended June 30, 2005, included in our Annual Report on Form 10-K for the year ended June 30, 2005, filed with the SEC on September 13, 2005.

Note 3 - Stock Based Compensation

In the first quarter of fiscal 2006, we adopted SFAS No. 123(R) in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the quarter. The adoption of this method increased compensation expense by $2.0 million (pre tax) in the first quarter of fiscal 2006.

Awards which vested in fiscal year 2005 and earlier were accounted for under the intrinsic value method prescribed in APB No. 25. No compensation expense related to options was recognized because the exercise price of our employee stock options equaled the market price of the underlying stock on the grant date. If we had elected to recognize compensation cost based on the fair value of the awards at the grant date, net earnings would have been the pro forma amounts shown below:

Three Months Ended September 30, 2004

(Restated)
Net income, as reported	$14,609
Stock-based compensation included in net income above	29
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(4,000)

Pro forma net income	$10,638

Basic earnings per share:
As reported	$0.16
Pro forma	$0.12
Diluted earnings per share:
As reported	$0.16
Pro forma	$0.12

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option and other common stock-based securities were estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended September 30,
	2004	2005
Risk-free rate	4.01%	4.51%
Expected years until exercise	7 years	7 years
Expected stock volatility	109%	60.9%
Expected dividends	$—	$—
Expected forfeiture rate	—	4.8%

During the quarter ended September 30, 2005, the Company issued 130,411 shares in connection with the exercise of stock options.

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands):

	Three Months Ended September 30,
	2004	2005
Basic common shares outstanding	90,353	91,300
Effects of dilutive securities:
Stock options and restricted stock units	1,824	1,570

Diluted common shares outstanding	92,177	92,870

Note 5 - Sale of Corporate Training Division

The Company has entered into a definitive agreement whereby a third-party buyer will purchase substantially all the assets of CDI Education, the Company’s corporate training division. CDI Education provides corporate information technology (IT) and business skills training at 14 locations throughout Canada, and had revenues of approximately Cdn$7.7 million, Cdn$37 million and Cdn$6.6 million for the quarter ended September 30, 2004, fiscal year ending June 30, 2005 and the quarter ended September 30, 2005, respectively.

Under the terms of the agreement, which is subject to customary conditions to closing, the Company will receive a cash payment at closing of Cdn$19 million, plus or minus a working capital adjustment that will be made approximately 90 days post-closing. The resultant gain or loss on sale is not expected to be significant.

Note 6 - Marketable Securities

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At June 30, 2005 and September 30, 2005, there were no unrealized gains or losses on available-for-sale securities.

Note 7 - Acquisitions

On August 2, 2004, the Company acquired substantially all of the assets of A.M.I., Inc. (“AMI”). AMI operates one campus in Daytona Beach, Florida, which offers accredited diploma programs in the motorcycle, marine and personal watercraft technician fields. The purchase price was approximately $11.7 million, plus the assumption of certain liabilities of approximately $0.5 million. The Company funded the acquisition with available cash. The Company has assigned value to other intangible assets, such as accreditation, trade names, curriculum and other under SFAS 141. The Company purchased AMI to enter into the growing field of motorcycle, marine and personal watercraft technicians and adds to the Company’s growing transportation-related technical curricula, providing the Company with an additional platform for growth and enhancement of its technology programs. AMI also offers specialized motorcycle technician and dealership management programs. This acquisition was accounted for using the purchase method of accounting and AMI’s results of operation are include in the consolidated results of operations of the Company since August 2, 2004, its acquisition date.

Note 8 - Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three month period ended September 30, 2004 and 2005:

	Three Months Ended September 30,
	2004	2005
	(Restated)
Net income	14,609	7,378
Foreign currency translation adjustments	42	404

Comprehensive income	14,651	7,782

Note 9 - Impairment, Facility Closing, and Severance Charges

During fiscal 2005, the Company decided to cease the implementation of the Peoplesoft Student Management System. As a result of this decision, the Company reviewed the related long-lived asset for possible impairment in accordance with SFAS 144 and recognized an impairment charge of $16.3 million which approximated net book value. The Company also consolidated two campuses in Mississauga, Ontario and recorded a facility closing charge of $1.6 million and severance of $0.4 million related to restructuring of personnel.

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

The table below summarizes the liability and activity for the three months ended September 30, 2005, relating to the impairment, facility closing and severance charges:

	Fixed Asset Write-offs	Severance and Benefits	Facility Related	Total
Balance at September 30, 2004	$—	$1,053	$6,349	$7,402
Charges/adjustments	16,252	359	(1,554)	18,165
Cash payments	—	(956)	(1,062)	(2,018)
Adjustments to goodwill	—	—	(2,063)	(2,063)
Asset writedowns	(16,252)	—	—	(16,252)

Balance at June 30, 2005	$—	$456	$4,778	$5,234
Charges/adjustments	—	5	—	5
Cash payments	—	(202)	(215)	(417)
Asset writedowns	—	—	—	—

Balance at September 30, 2005	$—	$259	$4,563	$4,822

Note 10 - Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

		Three Months Ended September 30,
		2004	2005
		(Restated)
Revenues from unaffiliated customers
U.S. operations		$200,393	$210,936
Canadian operations		24,217	25,358

Consolidated		$224,610	$236,294

	September 30, 2004	June 30, 2005	September 30, 2005
Long-lived assets
U.S. operations	$368,345	$368,663	$370,087
Canadian operations	62,275	75,944	79,432

Consolidated	$430,620	$444,607	$449,519

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 11 - Commitments and Contingencies

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

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company received another putative class action complaint entitled Jennifer Baker, et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. and on April 15, 2005, the Company received a complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Baker complaint names nine plaintiffs while the Alvarez first amended and supplemental complaint names ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Baker, Satz and Travis plaintiffs seek recovery of compensatory damages and attorney’s fees under common law and Florida’s Deceptive and Unfair Trade

Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator recently denied Saltz’s motion for reconsideration. The Company believes the other complaints are likewise without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in Baker and Alvarez, and the Travis court recently compelled that case to arbitration.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of our common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases are now consolidated into one action. A first consolidated amended complaint was filed in February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On September 6, 2005, the court granted the Company’s motion to dismiss, without prejudice. On October 3, 2005, the lead plaintiff filed a second consolidated amended complaint. The Company intends to continue vigorously defending itself and its current and former officers in this matter.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni, and against the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the initial federal securities class action complaints. The Collet and Davila cases have now been consolidated into one action, and a consolidated complaint has been filed. The Company believes the consolidated complaint is without merit and intends to vigorously defend the Company’s directors and current and former executive officers against the allegations. This consolidated action has been stayed by the court pending a decision on the Company’s motion to dismiss in the federal securities action, although plaintiffs have been permitted leave to file an amended complaint.

The California Attorney General’s Office has requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures. The Attorney General’s office has not asserted any claims against the Company and the Company is continuing to cooperate with the inquiry.

In February 2005, the Company received a putative class action demand in arbitration entitled Michelle Sanchez v. Corinthian Colleges, Inc., filed by a former diagnostic medical sonography student from the Company’s Bryman College campus in West Los Angeles, alleging violations of the California education code and of California’s Business and Professions Code Section 17200. The Company believes the demand is without merit and intends to vigorously defend itself against these allegations.

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

On April 6, 2005, the Company was served with a lawsuit entitled Jaclyn Fisher, et al. v. Corinthian Colleges, Inc., filed by forty-one current or former medical assisting students from the Company’s Bryman College campus in Tacoma, Washington, dating back to before the Company acquired the campus. The plaintiffs allege negligent/intentional misrepresentations and violations of the state consumer protection act regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant exam. The complaint does not seek certification as a class action. The Company removed the case to federal court and prevailed on its motion to compel twenty-one of the plaintiffs with arbitration provisions to binding arbitration. Additional individual lawsuits in federal and state court and demands in arbitration have been filed by the same counsel to the original forty-one plaintiffs which contain virtually identical allegations and which raise the total number of students involved to approximately ninety. The additional students are primarily from the Company’s Bryman, Tacoma campus, but are also alleged to have attended the Bryman campuses in Lynwood and Renton, Washington. The Company intends to vigorously defend itself in these matters.

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

The Company is also subject to various environmental laws and regulations. The Company’s operations involve the use of substances regulated under environmental laws. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on the Company’s financial position, results of operations or liquidity.

Performance Bonds

As a condition of doing business, certain states and Canadian Provinces require the Company to post collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”). If any of the governmental entities that hold these bonds should require payment from the Surety, the Company would be obligated to indemnify and reimburse the Surety for all costs incurred. As of September 30, 2005 the Company had $11.3 million of these bonds outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of changes in governmental regulations, including those governing student financial aid, the effect of competitive pressures on the Company’s tuition pricing, integration risks associated with acquired campuses and other factors, including those discussed under the headings entitled “Governmental Regulations and Financial Aid” and “Risks Related to Our Business” in the Company’s Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, intangible assets, deferred taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

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

Stock-based Compensation. In fiscal 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, in accordance with the modified prospective transition method and began recognizing compensation expense for stock options which vested during the first quarter of fiscal 2006. Prior to fiscal 2006, we accounted for stock option awards under the intrinsic value method prescribed in accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” which resulted in no compensation expense because the exercise price of the stock options was equal to the fair market value of the underlying stock on the date of grant. The pro forma impact of the accounting for those awards at fair value is disclosed in Note 3—Stock Based Compensation.

Results of Operations

Comparisons of results of operations between the first three months of fiscal 2006 and the first three months of fiscal 2005 are affected by the opening of five branch campuses and the acquisition of 1 campus in fiscal 2005.

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended September 30,
	2004	2005
	(Restated)
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%
Operating expenses:
Educational services	55.0	58.1
General and administrative	8.8	9.5
Marketing and admissions	24.9	26.6
Stock based compensation	—	0.8
Impairment charge	—	—

Total operating expenses	88.7	95.0
Income from operations	11.3	5.0
Interest (income)	(0.2)	(0.5)
Interest expense	0.4	0.4
Other (income) expense	(0.1)	—
Minority interest in income (loss) of subsidiary	—	—

Income before provision for income taxes	11.2	5.1
Provision for income taxes	4.7	2.0

Net income	6.5%	3.1%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Certain amounts presented below for the three months ended September 30, 2004 have been restated to reflect the change in our revenue recognition policy with respect to certain diploma programs, as discussed in Note 2 “Correction of Revenue Recognition for Certain Diploma Programs” to these unaudited condensed consolidated financial statements above.

Net Revenues. Net revenues increased $11.7 million, or 5.2%, from $224.6 million in the first quarter of fiscal 2005 to $236.3 million in the first quarter of fiscal 2006, due primarily to a 6.8% increase in the average tuition rate per student, partially offset by a 1.1% decrease in average student population during the period. At September 30, 2005, student population was 68,262, compared with 70,500 at September 30, 2004. Core growth in revenues increased 5.2% in the first quarter of fiscal 2006 ended September 30, 2005. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools, and training centers acquired within the last four full quarters. Total student starts decreased 4.8% to 26,753 for the first quarter of fiscal 2006 when compared to the first quarter of last year due primarily to inefficient lead processing and admission representative turn-over.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 55.0% of revenues in the first quarter of fiscal 2005 to 58.1% of revenues in the first quarter of fiscal 2006. The increase, as a percent of revenues, was due primarily to increases in facility costs, bad debt expense and depreciation and compensation. Bad debt expense for the first quarter of fiscal 2005 amounted to $13.5 million or 5.7% of net revenues, compared to $11.2 million or 5.0% of net revenues for the first quarter of fiscal 2005, primarily due to higher bad debt in six of our degree granting schools. Educational services expenses increased $13.7 million, or 11.1%, from $123.6 million in the first quarter of fiscal 2005 to $137.3 million in the first quarter of fiscal 2006. Overall, the increase in educational services expenses was primarily due to compensation, facility cost, bad debt and depreciation. Additionally, during the first quarter, 15 new programs were adopted into existing schools, including 12 program adoptions into our campuses in the U.S. and 3 program adoptions into our campuses in Canada.

General and Administrative. General and administrative expenses include incentive bonuses, corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses increased from 8.8% of revenues in the first quarter of fiscal 2005 to 9.5% of revenues in the first quarter of fiscal 2006. The increase, as a percentage of revenues, was due primarily to an increase in public company compliance expenses. General and administrative expenses increased $2.6 million, or 13.1%, from $19.8 million in the first quarter of fiscal 2005 to $22.4 million in the first quarter of fiscal 2006.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and admissions expenses increased from 24.9% of revenues in the first quarter of fiscal 2005 to 26.6% of revenues for the first quarter of fiscal 2006 primarily as a result higher advertising costs and investments in lead processing technologies. Marketing and admissions expenses increased $6.9 million, or 12.4%, from $55.9 million in the first quarter of fiscal 2005 to $62.8 million in the first quarter of fiscal 2006.

Stock Based Compensation. Stock based compensation expense resulted from our initial adoption of SFAS 123(R) during the first quarter of fiscal 2006. As a percentage of net revenues, stock based compensation expense represents 0.8% of revenues.

Income from Operations. Income from operations decreased 53.4% from $25.3 million in the first quarter of fiscal 2005 to $11.8 million in the first quarter of fiscal 2006. As a percentage of net revenues, income from operations decreased from 11.3% of revenues in the first quarter of fiscal 2005 to 5.0% of revenues for the first quarter of fiscal 2006.

Interest (Income) Expense, net. Interest income (net of interest expense of $.9 million) amounted to $0.3 million in the first quarter of fiscal 2006. In the same period of the prior year, interest expense (net of interest income of $0.4 million) amounted to $0.5 million. The decrease in net interest expense compared to the prior year is primarily due to an increase in interest income due to an increase in interest earning investments.

Provision for Income Taxes. The effective income tax rate was 41.7% of income before taxes in the first quarter of fiscal 2005 compared to 39% in the first quarter of fiscal 2006.

Net Income. Net income decreased $7.2 million from $14.6 million in the first quarter of fiscal 2005 to $7.4 million in the first quarter of fiscal 2006. As a percentage of net revenues, net income decreased from 6.5% of revenues in the first quarter of fiscal 2005 to 3.1% of revenues for the first quarter of fiscal 2006.

Income per Share. Diluted earnings per common share for the first quarter of fiscal 2006 decreased 50% to $0.08 per diluted common share compared to $0.16 per diluted common share for the first quarter of fiscal 2005.

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

Liquidity and Capital Resources

On June 8, 2005, we amended and restated our credit facility for the second time. The amount of the facility remained at $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a DOE financial responsibility composite score ratio. As of September 30, 2005, we were in compliance with all of the covenants. As of September 30, 2005, the credit facility had borrowings outstanding of $56.0 million and approximately $15.7 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $101.3 million as of September 30, 2005 and $90.3 million as of June 30, 2005 and the current ratios were 1.7:1 and 1.6:1, respectively. During the first quarter of fiscal 2005, we completed the acquisition of AMI. The purchase price was approximately $11.0 million, plus the assumption of certain liabilities of approximately $0.5 million. We funded the acquisition with available cash.

Cash flows provided by operating activities amounted to $24.9 million in the first three months of fiscal 2006 compared to $35.9 million provided by operating activities in the same period of fiscal 2005. The decrease in cash provided by operating activities for the first three months of fiscal 2006 compared to the first three months of fiscal 2005 was primarily due to the reduction of net income of $7.2 million in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005.

Cash flows used in investing activities amounted to $44.4 million in the first three months of fiscal 2006 compared to cash flows used in investing activities of $28.4 million in the first three months of fiscal 2005. Cash was used in the first three months of fiscal 2006 to invest in short term investments for $33.3 million and capital expenditures of $11.0 million. Cash used in investing activities in the first three months of fiscal 2005 was due to the acquisition AMI for $9.7 million and capital expenditures of $18.7 million. Capital expenditures in fiscal 2006 were incurred, primarily, for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $55 million for fiscal 2006.

Cash flows provided by financing activities for the first three months of fiscal 2006 amounted to approximately $1.6 million compared to cash flows provided by financing activities of $0.1 million for the first three months of fiscal 2005. The increase in cash provided by financing activities in the first three months of fiscal 2006 compared to the same period last year, was due primarily to a reduction in principal repayments in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. We funded our cash needs through cash flow provided from operations.

On October 27, 2005, our Board of Directors approved a share repurchase of up to $70 million of our Company’s common stock.

Update Regarding Regulatory and Accreditation Matters

There has been no material change in the status of the show cause orders disclosed in our fiscal 2005 Annual Report on Form 10-K. In addition, however, the Accrediting Commission of Career Schools and Colleges of Technology “(ACCSCT)” issued a show cause order to our National Institute of Technology campus in Houston (Greenspoint), Texas, relating to the school’s placement outcomes and we responded to ACCSCT in advance of its next commission meeting, currently scheduled for November, 2005.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of September 30, 2005, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $57.3 million and capital lease obligations of $12.3 million, and (ii) student notes receivable, net, in the aggregate amount of $4.8 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollars. Our investment in our foreign operations as of September 30, 2005 was CAD $75.0 million and we had borrowings outstanding under the credit facility of CAD $65.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

Item 4.	Controls and Procedures

As reported in Part II, Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended June 30, 2005, in connection with reviewing our financial results for the fourth quarter of 2005, our management reviewed and discussed with the Audit Committee of the Board of Directors and with Ernst & Young LLP, our independent auditors, the accounting treatment related to the recognition of tuition revenue with respect to our diploma programs with externships. In connection with these discussions, and following consultation with our independent registered public accounting firm, we determined it was necessary to restate the previously issued financial statements for the fiscal years 2001 through 2004 and the first three quarters of fiscal 2005. Externships are required to be taken at the end of certain academic programs, following the conclusion of in-school instruction, in order to satisfy graduation requirements. The restatement consisted of adjustments necessary to reflect the recognition of tuition revenue through the end of the student’s externship period, as opposed to the prior practice of recognizing revenue only over the period of in-school academic instruction. Revenue recognition in the financial statements requires procedures and controls to ensure that all of a company’s revenue arrangements are analyzed, recorded, and monitored in the context of authoritative accounting guidance such that revenue is recognized in accordance with generally accepted accounting principles. In management’s opinion, our procedures and controls in this area were considered to be inadequate, and this deficiency was considered to represent a material weakness in our internal control over financial reporting as of June 30, 2005. In the first quarter of 2006, we completed the remediation steps described in Part II, Item 9A “Controls and Procedures—Remediation Steps to Address Material Weakness” in our Annual Report on Form 10-K for the year ended June 30, 2005, to address the material weakness described above. The material weakness was remediated as of September 30, 2005.

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures on an ongoing basis. Based on these evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. Except as noted above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the attached condensed consolidated financial statements regarding Commitments and Contingencies.

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

CORINTHIAN COLLEGES, INC.

November 7, 2005	/s/ JACK D. MASSIMINO
Jack D. Massimino
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2005	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 7, 2005	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)