Form 10-Q
period 2005-12-31
CORINTHIAN COLLEGES INC
filed 2006-02-09
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

At February 6, 2006, there were 85,969,063 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Second Quarter Ended December 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005	December 31, 2005
	(In thousands, except per share data)
	(Restated)
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,855	$57,853	$37,149
Restricted cash	10	10	10
Marketable securities	41,800	41,375	78,075
Accounts receivable, net of allowance for doubtful accounts of $22,544, $21,209 and $20,296 at, December 31, 2004, June 30, 2005 and December 31, 2005, respectively	53,274	52,555	45,240
Student notes receivable, net of allowance for doubtful accounts of $830, $537 and $742 at December 31, 2004, June 30, 2005 and December 31, 2005, respectively	2,167	2,492	2,292
Deferred income taxes	26,804	18,162	18,162
Prepaid expenses and other current assets	34,077	57,518	50,310

Total current assets	188,987	229,965	231,238
PROPERTY AND EQUIPMENT, net	172,257	175,901	181,899
OTHER ASSETS:
Goodwill, net	207,562	205,982	197,288
Other intangibles, net	55,171	54,165	52,066
Student notes receivable, net of allowance for doubtful accounts of $1,178, $1,417 and $2,119 at December 31, 2004, June 30, 2005 and December 31, 2005, respectively	2,724	3,277	2,067
Deposits and other assets	6,439	5,282	6,515

TOTAL ASSETS	$633,140	$674,572	$671,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,029	$30,168	$39,991
Accrued compensation and related liabilities	37,178	32,250	33,447
Accrued expenses	18,550	21,730	28,262
Prepaid tuition	56,892	55,209	65,890
Current portion of capital lease obligations	244	195	232
Current portion of long-term debt	153	155	143

Total current liabilities	141,046	139,707	167,965
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,313	12,198	14,377
LONG-TERM DEBT, net of current portion	47,281	54,243	37,170
DEFERRED INCOME TAXES	27,150	28,513	28,513
OTHER LIABILITIES	25,312	29,086	31,368
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 90,611 and 91,202 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively, and 91,550 shares issued and 88,000 shares outstanding at December 31, 2005	9	9	9
Additional paid-in capital	132,658	139,927	143,457
Treasury stock, at cost; 3,550 shares	—	—	(43,562)
Deferred compensation	(2,444)	(2,408)	—
Retained earnings	249,781	273,175	291,276
Accumulated other comprehensive income (loss)	34	122	500

TOTAL STOCKHOLDERS’ EQUITY	380,038	410,825	391,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$633,140	$674,572	$671,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2005	2004	2005
	(In thousands, except per share data)
	(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$246,781	$244,467	$471,391	$480,761
OPERATING EXPENSES:
Educational services	133,158	135,238	256,736	272,515
General and administrative	22,902	23,372	42,697	45,768
Marketing and admissions	57,650	66,487	113,526	129,291
Stock based compensation	116	1,895	145	3,915

Total operating expenses	213,826	226,992	413,104	451,489

INCOME FROM OPERATIONS	32,955	17,475	58,287	29,272
Interest (income)	(717)	(1,411)	(1,194)	(2,612)
Interest expense	981	889	1,912	1,778
Other (income) expense, net	(155)	139	(332)	153

INCOME BEFORE PROVISION FOR INCOME TAXES	32,846	17,858	57,901	29,953
Provision for income taxes	12,426	7,135	22,872	11,852

NET INCOME	$20,420	$10,723	$35,029	$18,101

Income per common share:
Basic	$0.23	$0.12	$0.39	$0.20

Diluted	$0.22	$0.12	$0.38	$0.20

Weighted average number of common shares outstanding:
Basic	90,500	90,573	90,426	90,944

Diluted	92,798	92,005	92,509	92,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2004	2005
	(In thousands)
	(Restated)
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,029	$18,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,670	19,283
Deferred income tax	(2,546)	—
Tax benefit of stock options exercised	867	—
Loss on disposal of assets	—	360
Stock-based compensation	145	3,915
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	99	2,621
Student notes receivable, net	(1,104)	1,410
Prepaid expenses and other assets	(470)	7,007
Accounts payable	4,597	11,040
Accrued expenses, compensation and related benefits	11,807	5,668
Prepaid tuition	7,095	11,363
Other long-term liabilities	3,288	2,591

Net cash provided by operating activities	75,477	83,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	(9,082)	187
Capital expenditures, net of disposals	(38,753)	(22,774)
Proceeds from sale of subsidiary	—	15,879
Proceeds from sale of assets	—	243
Sales of (investments in) marketable securities, net	(41,800)	(36,700)

Net cash (used in) investing activities	(89,635)	(43,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations and long-term debt	(4,934)	(19,898)
Purchase of treasury stock	—	(43,562)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	2,863	2,274

Net cash (used in) financing activities	(2,071)	(61,186)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	385	288

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,844)	(20,704)
CASH AND CASH EQUIVALENTS, beginning of period	46,699	57,853

CASH AND CASH EQUIVALENTS, end of period	$30,855	$37,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$20,455	$1,086

Interest	$1,909	$1,646

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$11,704	$—
Net cash used in acquisitions	$(9,082)	$187

Liabilities assumed or incurred	$2,622	$187

Capital lease additions	$—	$2,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note 1 - The Company and Basis of Presentation

As of December 31, 2005, Corinthian Colleges, Inc. (the “Company”) operated 97 schools and colleges in the for profit, post-secondary education industry in the United States, and 34 colleges in 7 Canadian provinces. All of the Company’s schools grant either diplomas or degrees (associate’s, bachelor’s and master’s) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online and is approved to offer 17 accredited degrees to exclusively online students.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2005 consolidated financial statements of the Company included in the Company’s 2005 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

The unaudited condensed consolidated financial statements as of December 31, 2004 and December 31, 2005 and for the three months and six months ended December 31, 2004 and 2005 and the audited condensed consolidated financial statements as of June 30, 2005 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company has historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the condensed consolidated balance sheets and capital expenditures in investing activities on the condensed consolidated statements of cash flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a deferred rent liability on the condensed consolidated balance sheets and as a component of operating activities on the condensed consolidated statements of cash flows. As a result of these reclassifications, the purchases of leasehold improvements and related amortization expense will increase and will be offset by a corresponding increase in the deferred rent liability and a reduction in rent expense for all periods presented. There is no impact on the condensed consolidated statements of operations as a result of this reclassification. For the six months ended December 31, 2004, the Company reclassified $5.2 million in the condensed consolidated statement of cash flows from purchases of property and equipment included in investing activities to depreciation and amortization and other liabilities included in operating activities.

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

Prior period financial statements and the related notes thereto presented herein have been restated to reflect the impact of the change in our revenue recognition policy. The effect of the change on second quarter 2005 revenue and provision for income taxes was a decrease of $1.4 million and $1.1 million, respectively. The effect on the second quarter 2005 net income was a decrease of $0.3 million, however, there was no effect to earnings per diluted share. The effect of the change on revenue and provision for income taxes for the six month period ended December 31, 2004 was a decrease of $6.5 million and $2.5 million, respectively. The effect of the change on diluted income per share for the six month period ended December 31, 2004 was a decrease of $0.04 per diluted share. The retroactive effect on retained earnings through December 31, 2004 was a decrease of $20.8 million. For additional information, refer to Note 2 “Correction of Revenue Recognition for Certain Diploma Programs” of our notes to consolidated financial statements as of and for the year ended June 30, 2005, included in our Annual Report on Form 10-K for the year ended June 30, 2005, filed with the SEC on September 13, 2005.

Note 3 - Stock Based Compensation

In the first quarter of fiscal 2006, we adopted SFAS No. 123(R) in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the quarter. The adoption of this method increased compensation expense by $1.9 million (pre tax) and $3.9 million (pre tax) for the three and six month period ended December 31, 2005, respectively. The tax benefit recognized was $0.5 million and $1.0 million for the three and six month period ended December 31, 2005, respectively.

Employee Stock Purchase Plan

In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the ESPP. At December 31, 2005, employees had purchased 284,263 shares and 1,715,737 shares were still available for purchase under the ESPP.

Stock Options and Restricted Stock Units (“RSUs”)

The Company maintains the Corinthian Colleges, Inc. 1998 Performance Award Plan (as amended, the “1998 Plan”), which has been approved by the Company’s stockholders. On November 20, 2003, the Company’s stockholders approved the Company’s 2003 Performance Award Plan (the “2003 Plan”), which authorized the issuance by the Company of up to the sum of (a) 5,400,000 additional shares of the Company’s Common Stock, plus (b) the number of any shares subject to stock options granted under the 1998 Plan which expire or for any reason are cancelled or terminated without being exercised after the adoption of the 2003 Plan. When the 2003 Plan was approved by the Company’s stockholders, the Company’s ability to grant new awards under the 1998 Plan terminated, but did not affect awards then outstanding under the 1998 Plan. On November 17, 2004, the Company’s Board of Directors also approved the Company’s 2004 New Hire Plan (the “2004 Plan”), which authorized the issuance of up to 265,000 additional shares of the Company’s Common Stock, but only as an inducement material to the award recipient’s entering into employment with the Company and only if the recipient was not previously an employee or director of the Company (or following a bona fide period of non-employment). On November 17, 2005, the Company’s stockholders approved the amendment and restatement of the 2003 Plan, which authorizes the issuance of an additional 5,900,000 shares under the 2003 Plan. Upon approval of the Amended and Restated 2003 Plan by stockholders, the Company’s ability to grant new awards under the 2004 Plan was terminated in accordance with a resolution passed by the Board of Directors.

Options granted under the Plans were issued at exercise prices ranging from $1.56—$33.83 per share and have expiration dates not longer than 10 years. RSUs can be settled only by delivery of the Company’s Common Stock. Options and RSUs generally vest over a period of one to four years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on implied market volatilities and the Company’s historical volatility. The Company uses historical data to estimate forfeitures and years until exercise within the valuation model.

Six Months Ended December 31, 2005
Risk-free rate	4.23%
Expected years until exercise	6.4 years
Expected stock volatility	47%
Expected dividends	—
Expected forfeiture rate	4.8%

A summary of the status of the Company’s stock options is presented below:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2005	8,835	$15.24
Stock options granted during the year	1,467	$12.76
Stock options exercised	(259)	$6.54
Forfeitures or expired	(473)	$15.64

Outstanding at December 31, 2005	9,570	$15.08	6.9	$144,290

Exercisable at December 31, 2005	7,238	$16.00	6.1	$115,841

Pursuant to SFAS No. 123(R), the weighted-average fair value of stock options granted during the first six months of fiscal 2006 and 2005 was $6.61 and $11.25 per share, respectively.

As of December 31, 2005, there was $21.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 3 years. The total fair value of shares vested during the first six months of fiscal year 2006 and 2005, was $5.4 million and $18.7 million, respectively.

During the six months ended December 31, 2005, the Company issued 258,613 shares in connection with the exercise of stock options.

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

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
	(Restated)	(Restated)
Net income, as reported	$20,420	$35,029
Stock-based compensation included in net income above	29	145
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(4,423)	(8,540)

Pro forma net income	$16,026	$26,634

Basic earnings per share:
As reported	$0.23	$0.39
Pro forma	$0.18	$0.29
Diluted earnings per share:
As reported	$0.22	$0.38
Pro forma	$0.17	$0.29

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option and other common stock-based securities were estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Risk-free rate	3.86%	3.89%
Expected years until exercise	7 years	7 years
Expected stock volatility	113%	110%
Expected dividends	$—	$—
Expected forfeiture rate	—	—

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2005	2004	2005
Basic common shares outstanding	90,500	90,573	90,426	90,944
Effects of dilutive securities:
Stock options and restricted stock units	2,298	1,432	2,083	1,356

Diluted common shares outstanding	92,798	92,005	92,509	92,300

On October 27, 2005, the Company’s Board of Directors approved a share repurchase of up to $70 million of the Company’s common stock. From November 2005 through December 2005, the Company purchased 3,550,000 shares at a total cost of $43.6 million (an average share price of $12.27 per share).

Note 5 - Sale of Corporate Training Division

On November 8, 2005, the Company completed the sale of substantially all the assets of its corporate training division, CDI Education for Cdn $19 million ($16 million USD), plus a working capital adjustment to be made within 90 days following the closing. CDI Education provides corporate information technology (IT) and business skills training at 14 locations throughout Canada and had revenues of approximately Cdn$37 million ($30 million USD) in fiscal year ended June 30, 2005. The gain/(loss) on the sale was not material.

Note 6 - Marketable Securities

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At June 30, 2005 and December 31, 2005, there were no unrealized gains or losses on available-for-sale securities.

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

Note 8 - Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three and six month periods ended December 31, 2004 and 2005:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2005	2004	2005
	(Restated)		(Restated)
Net income	$20,420	$10,723	$35,029	$18,101
Foreign currency translation adjustments	(12)	(27)	30	378

Comprehensive income	$20,408	$10,696	$35,059	$18,479

Note 9 - Impairment, Facility Closing, and Severance Charges

In June 2005, the Company decided to cease the implementation of the Peoplesoft Student Management System, as the Company concluded that its functionality did not meet the long-term requirements of the Company’s business. As a result of this decision, the Company reviewed the related long-lived asset for possible impairment in accordance with SFAS 144 and recognized an impairment charge of $16.3 million which approximated net book value. The Company also consolidated two campuses in Mississauga, Ontario and recorded a facility closing charge of $1.6 million and severance of $0.4 million related to restructuring of personnel.

During fiscal 2004, the Company implemented a plan to streamline operations at several of its divisions, including the recently acquired CDI. The plan primarily included closing two LTU campuses and 10 CDI campuses. In addition, the Company has reviewed the long-lived assets and goodwill related to these closures for possible impairment in accordance with SFAS 142 and SFAS 144. Based on the results of the review, the Company recognized an impairment, facility closing, and severance charge of $12.4 million in fiscal 2004. The fair value of the remaining goodwill was based on the Company’s estimate of discounted future cash flows. The Company charged $6.4 million of impairment, facility closing, and severance charge against earnings. The charge included $2.8 million of intangible assets impairment, $389,000 of fixed asset write-offs and $3.2 million of severance, lease, and other costs. The remaining $6.0 million, consisting primarily of facility closing costs, qualified for treatment under EITF 95-3 “Recognition of Liabilities in Connection with Purchase Combination” and was recorded as an element of the acquisition. The accrual for severance and benefits is reflected in accounts payable. The accrual for lease payments on vacated facilities is reflected in accounts payable and other long-term liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012.

The table below summarizes the liability and activity for the six month period ended December 31, 2005, relating to the impairment, facility closing and severance charges:

	Fixed Asset Write-offs	Severance and Benefits	Facility Related	Total
Balance at September 30, 2004	$—	$1,053	$6,349	$7,402
Charge/adjustments	16,252	359	1,554	18,165
Cash payments	—	(956)	(1,062)	(2,018)
Adjustments to goodwill	—	—	(2,063)	(2,063)
Asset writedowns	(16,252)	—	—	(16,252)

Balance at June 30, 2005	—	456	4,778	5,234
Charges/adjustments	—	4	—	4
Cash payments	—	(202)	(1,573)	(1,775)

Balance at December 31, 2005	$—	$258	$3,205	$3,463

Note 10 - Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2005	2004	2005
	(Restated)		(Restated)
Revenues from unaffiliated customers
U.S. operations	$216,371	$220,037	$416,763	$430,973
Canadian operations	30,410	24,430	54,628	49,788

Consolidated	$246,781	$244,467	$471,391	$480,761

		December 31, 2004	June 30, 2005	December 31, 2005
Long-lived assets
U.S. operations		$380,155	$368,663	$375,356
Canadian operations		63,997	75,944	64,479

Consolidated		$444,152	$444,607	$439,835

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

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company received another putative class action complaint entitled Jennifer Baker, et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. and on April 15, 2005, the Company received a complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Baker complaint names nine plaintiffs while the Alvarez first amended and supplemental complaint names ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Baker, Satz and Travis plaintiffs seek recovery of compensatory damages and attorney’s fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company believes the other complaints are likewise without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in Baker and Alvarez, and the Travis court recently compelled that case to arbitration, although the plaintiffs have appealed the ruling.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of our common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases are now consolidated into one action. A first consolidated amended complaint was filed in February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On September 6, 2005, the court granted the Company’s motion to dismiss, without prejudice. On October 3, 2005, the lead plaintiff filed a second consolidated amended complaint. On January 23, 2006, the court granted the Company’s motion to dismiss with respect to the plaintiff’s second consolidated amended complaint, without prejudice. The Company intends to continue vigorously defending itself and its current and former officers in this matter.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni, and against the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the initial federal securities class action complaints. The Collet and Davila cases have now been consolidated into one action, and a consolidated complaint has been filed. The Company believes the consolidated complaint is without merit and intends to vigorously defend the Company’s directors and current and former executive officers against the allegations. Discovery in this consolidated action has been stayed pending a decision on the Company’s motion to dismiss in the federal securities action, although an amended complaint and related motions have been filed with the court.

The California Attorney General’s Office (the “CAG”) requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures in June 2004. Since that time, the CAG has requested supplemental information in September 2004, December 2004, September 2005, and January 2006. The CAG has not asserted any claims against the Company and the Company is continuing to cooperate with the inquiry.

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

On April 6, 2005, the Company was served with a lawsuit entitled Jaclyn Fisher, et al. v. Corinthian Colleges, Inc., filed by forty-one current or former medical assisting students from the Company’s Bryman College campus in Tacoma, Washington, dating back to before the Company acquired the campus. The plaintiffs allege negligent/intentional misrepresentations and violations of the state consumer protection act regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant exam. The complaint does not seek certification as a class action. The Company removed the case to federal court and prevailed on its motion to compel twenty-one of the plaintiffs with arbitration provisions to binding arbitration. Additional individual lawsuits in federal and state court and demands in arbitration have been filed by the same counsel to the original forty-one plaintiffs which contain virtually identical allegations and which raise the total number of students involved to approximately one hundred. The additional students are primarily from the Company’s Bryman, Tacoma campus, but are also alleged to have attended the Bryman campuses in Lynwood and Renton, Washington. The Company intends to vigorously defend itself in these matters.

On November 17, 2005, Florida Metropolitan University, Inc. (“FMUI”), a wholly-owned subsidiary of the Company, received an investigative records subpoena from the Florida Attorney General’s office regarding advertising and marketing practices of FMUI. The subpoena requests documents from the past five years generally related to advertisements, training of admissions representatives, complaints, identity and compensation of admissions representatives, identity of directors and officers of FMUI, and pending and concluded litigation. To the Company’s knowledge, the Attorney General’s office has not asserted any claims against the Company or FMUI. The Company and FMUI expect to cooperate with the inquiry.

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

As of December 31, 2005, the Company had established aggregate reserves that are immaterial to the financial condition of the Company for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable, but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

The Company’s operations involve the use of substances regulated under environmental laws and regulations. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on the Company’s financial position, results of operations or liquidity.

Note 12 - Regulatory Matters

On December 15, 2005, Corinthian Colleges, Inc. (the “Company”) received notification from the Accrediting Bureau of Health Education Schools (“ABHES”) that the Company’s application for a continued grant of accreditation for its Georgia Medical Institute (“GMI”) campus in Atlanta, Georgia (including its two additional “branch” campus locations in Marietta, Georgia and Jonesboro, Georgia) has been denied. ABHES’s notification letter to the Company referred primarily to completion and placement rates at programs in the downtown Atlanta campus. The Jonesboro campus had only two programs, both of which are new and enroll relatively few students, which fall below ABHES standards. The Marietta campus individually meets the ABHES completion and placement rates for all programs. Because the Jonesboro and Marietta campuses are “branches” of the Atlanta campus, their accreditation is tied to the “main” Atlanta campus and are negatively affected by this decision.

As the Company reported in its 2005 Report on Form 10-K, these institutions had previously received “Show Cause” notifications from ABHES. Since the Company believes that these schools have successfully served students in the Atlanta area and that denial of accreditation is unwarranted, it has appealed ABHES’s decision.

During the appeal process, the three GMI institutions will continue to be accredited, and students will continue to have access to federal student financial aid. If the appeal is unsuccessful, the Company is committed to fulfilling its obligations to currently-enrolled students. At December 31, 2005, the combined enrollment at the three campuses was 1,897 students.

On December 19, 2005, the Company received notification from its third-party financial aid processor that the Department of Education had transferred the Atlanta, Jonesboro and Marietta GMI campuses from the advance system of receiving Title IV funds to the reimbursement system. Under the reimbursement system, a school must advance a student’s tuition and then apply to the federal government for reimbursement, which typically delays receipt of Title IV funds by approximately 45 days.

During the fiscal year ended June 30, 2005, the three GMI schools accredited by ABHES collectively representing 3.9% of operating income of the Company, after giving effect to the allocation of corporate overhead expenses to these schools based on their relative revenue contribution to the Company. The Company is unable to quantify how much, if any, of such allocated overhead expenses could be eliminated if the three GMI schools were ultimately closed.

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

Students attending our post-secondary institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs) or (ii) ”courses” leading to an associate’s, bachelor’s or master’s degree. Costs of “programs” or credit hours for “courses” are clearly identified in our enrollment agreements. At the start of each student’s respective “program” or “courses” of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or courses. We recognize revenue from tuition and fees on a straight-line basis over the relevant period attended by the student of the applicable course or program of study. If a student withdraws from an institution, we cease the recognition of revenue and the paid but unearned portion of the student’s tuition is refunded.

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

Stock-based Compensation. In fiscal 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, in accordance with the modified prospective transition method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and began recognizing compensation expense for stock options which vested during the first quarter of fiscal 2006. Prior to fiscal 2006, we accounted for stock option awards under the intrinsic value method prescribed in accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” which resulted in no compensation expense because the exercise price of the stock options was equal to the fair market value of the underlying stock on the date of grant. The pro forma impact of the accounting for those awards at fair value is disclosed in Note 3 - Stock Based Compensation.

Results of Operations

Comparisons of results of operations between the first six months of fiscal 2006 and the first six months of fiscal 2005 are affected by the opening of three branch campuses in fiscal 2006 and the opening of two branch campuses, and the acquisition of one campus in fiscal 2005 as well as the closure of ten campuses in Canada in fiscal 2005.

In July 2004, the Company announced that it would streamline its CDI post-secondary schools by beginning the “teach-out” of 10 campuses in Canada. As part of the teach-out process, the Company immediately ceased new student enrollments in the ten affected campuses, but continued to incur instructional costs through the remainder of fiscal 2005 in order to train its then-matriculated students. The teach-outs resulted in the closure of all ten campuses by the end of fiscal 2005. These closures were designed to permit the Company to reallocate resources in Canada for the remaining 34 CDI post-secondary campuses in which the Company believes it has better prospects for growth and profitability. Additionally, the Company slowed the roll-out of new branch campuses during fiscal 2005 compared to fiscal 2004, and became very selective in its acquisition criteria (completing only one transaction in early fiscal 2005), in order to focus on achieving better utilization of the significant new capacity it obtained through the opening of 10 branch campuses and the acquisition of 57 campuses and 15 training centers in fiscal 2004.

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2005	2004	2005
	(Restated)		(Restated)
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	54.0	55.3	54.4	56.7
General and administrative	9.3	9.6	9.1	9.5
Marketing and admissions	23.3	27.2	24.1	26.9
Stock based compensation	0.0	0.8	0.0	0.8

Total operating expenses	86.6	92.9	87.6	93.9
Income from operations	13.4	7.1	12.4	6.1
Interest (income)	(0.3)	(0.6)	(0.2)	(0.5)
Interest expense	0.4	0.3	0.4	0.4
Other (income) expense	0.0	0.1	(0.1)	0.0

Income before provision for income taxes	13.3	7.3	12.3	6.2
Provision for income taxes	5.0	2.9	4.9	2.4

Net income	8.3%	4.4%	7.4%	3.8%

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Certain amounts presented below for the three months ended December 31, 2004 have been restated to reflect the change in our revenue recognition policy with respect to certain diploma programs, as discussed in Note 2 “Correction of Revenue Recognition for Certain Diploma Programs” to these unaudited condensed consolidated financial statements above.

Net Revenues. Net revenues decreased $2.3 million, or 0.9%, from $246.8 million in the second quarter of fiscal 2005 to $244.5 million in the second quarter of fiscal 2006, due primarily to the sale of our corporate training division, CDI Education, in October 2005. Excluding our corporate training division, revenue increased 1.7% in the second quarter of fiscal 2006 when compared to the second quarter of fiscal 2005 due to a 7.1% increase in the average tuition rate per student partially offset by a 5.2% decrease in average student population during the period. At December 31, 2005, student population was 66,319, compared with 70,022 at December 31, 2004. Total student starts decreased 2.7% to 21,376 for the second quarter of fiscal 2006 when compared to the second quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $2.1 million, or 1.6%, from $133.2 million in the second quarter of fiscal 2005 to $135.2 million in the second quarter of fiscal 2006. As a percentage of net revenues, educational services expenses increased from 54.0% of revenues in the second quarter of fiscal 2005 to 55.3% of revenues in the second quarter of fiscal 2006. The increase, as a percent of revenues, was due primarily to increases in facility costs, compensation, depreciation, and bad debt expense. As of December 31, 2005, we had approximately 70 square feet of school space per student as compared to 60 square feet of school space per student as of December 31, 2004. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affects educational services expenses as a percent of revenues. Bad debt expense for the second quarter of fiscal 2006 amounted to $13.3 million or 5.4% of net revenues, compared to $12.5 million or 5.1% of net revenues for the second quarter of fiscal 2005. We believe the reasons for the increase in bad debt expense are largely operational in nature, related primarily to inefficient financial management at some of our schools that experienced higher employee turnover during the year. This inefficiency included untimely processing of financial aid packaging and less effective collection efforts directly from students. Additionally, during the second quarter, 17 new programs were adopted into existing schools, including 11 program adoptions into our campuses in the U.S. and 6 program adoptions into our campuses in Canada.

General and Administrative. General and administrative expenses include incentive bonuses, corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $0.5 million, or 2.0%, from $22.9 million in the second quarter of fiscal 2005 to $23.3 million in the second quarter of fiscal 2006. As a percentage of net revenues, general and administrative expenses increased from 9.3% of revenues in the second quarter of fiscal 2005 to 9.6% of revenues in the second quarter of fiscal 2006.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $8.8 million, or 15.3%, from $57.7 million in the second quarter of fiscal 2005 to $66.5 million in the second quarter of fiscal 2006. As a percentage of net revenues, marketing and admissions expenses increased from 23.3% of revenues in the second quarter of fiscal 2005 to 27.2% of revenues for the second quarter of fiscal 2006 primarily as a result of increases in television, radio, and internet advertising costs as well as investments in lead processing technologies.

Stock Based Compensation. Stock based compensation expense resulted from our initial adoption of SFAS 123(R) during the first quarter of fiscal 2006. As a percentage of net revenues, stock based compensation expense represents 0.8% of revenues.

Income from Operations. Income from operations decreased 47.0% from $33.0 million in the second quarter of fiscal 2005 to $17.5 million in the second quarter of fiscal 2006. As a percentage of net revenues, income from operations decreased from 13.4% of revenues in the second quarter of fiscal 2005 to 7.1% of revenues for the second quarter of fiscal 2006. The decrease in income from operations, as a percent of revenues, is primarily a result of higher marketing and admissions costs and lower operating margins at our campuses due to the lower level of capacity utilization as discussed above.

Interest (Income) Expense, net. Interest income (net of interest expense of $0.9 million) amounted to $0.5 million in the second quarter of fiscal 2006. In the same period of the prior year, interest expense (net of interest income of $0.7 million) amounted to $0.3 million. The increase in net interest income compared to the prior year is primarily due to an increase in interest income due to an increase in interest earning investments.

Provision for Income Taxes. The effective income tax rate was 37.8% of income before taxes in the second quarter of fiscal 2005 compared to 40.0% in the second quarter of fiscal 2006.

Net Income. Net income decreased $9.7 million from $20.4 million in the second quarter of fiscal 2005 to $10.7 million in the second quarter of fiscal 2006. As a percentage of net revenues, net income decreased from 8.3% of revenues in the second quarter of fiscal 2005 to 4.4% of revenues for the second quarter of fiscal 2006.

Income per Share. Diluted earnings per common share for the second quarter of fiscal 2006 decreased 45.5% to $0.12 per diluted common share compared to $0.22 per diluted common share for the second quarter of fiscal 2005.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Certain amounts presented below for the six months ended December 31, 2004 have been restated to reflect the change in our revenue recognition policy with respect to certain diploma programs, as discussed in Note 2 “Correction of Revenue Recognition for Certain Diploma Programs” to these unaudited condensed consolidated financial statements above.

Net Revenues. Net revenues increased $9.4 million, or 2.0%, from $471.4 million in the first six months of fiscal 2005 to $480.8 million in the first six months of fiscal 2006, due primarily to a 6.8% increase in the average tuition rate per student, partially offset by a 3.2% decrease in average student population during the period. At December 31, 2005, student population was 66,319, compared with 70,022 at December 31, 2004. Total student starts decreased 3.9% to 48,129 for the first six months of fiscal 2006 when compared to the first six months of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $15.8 million, or 6.2%, from $256.7 million in the first six months of fiscal 2005 to $272.5 million in the first six months of fiscal 2006. As a percentage of net revenues, educational services expenses increased from 54.4% of revenues in the first six months of fiscal 2005 to 56.7% of revenues in the first six months of fiscal 2006. The increase, as a percent of revenues, was due primarily to increases in facility costs, depreciation, bad debt expense and compensation. As of December 31, 2005, we had approximately 70 square feet of school space per student as compared to 60 square feet of school space per student at December 31, 2004. As costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affects educational services expense as a percent of revenues. Bad debt expense for the first six months of fiscal 2006 amounted to $26.8 million or 5.6% of net revenues, compared to $23.7 million or 5.0% of net revenues for the first six months of fiscal 2005. We believe the reasons for the increase in bad debt expense are largely operational in nature, related primarily to inefficient financial management at some of our schools that experienced higher employee turnover during the year. This inefficiency included untimely processing of financial aid packaging and less effective collection efforts directly from students. Additionally, during the first six months, 27 new programs were adopted into existing schools, including 18 program adoptions into our campuses in the U.S. and 9 program adoptions into our campuses in Canada.

General and Administrative. General and administrative expenses include incentive bonuses, corporate payroll related expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $3.1 million, or 7.2%, from $42.7 million in the first six months of fiscal 2005 to $45.8 million in the first six months of fiscal 2006. As a percentage of net revenues, general and administrative expenses increased from 9.1% of revenues in the first six months of fiscal 2005 to 9.5% of revenues in the first six months of fiscal 2006.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $15.8 million, or 13.9%, from $113.5 million in the first six months of fiscal 2005 to $129.3 million in the first six months of fiscal 2006. As a percentage of net revenues, marketing and admissions expenses increased from 24.1% of revenues in the first six months of fiscal 2005 to 26.9% of revenues for the first six months of fiscal 2006 primarily as a result of increases in television, radio, and internet advertising costs as well as investments in lead processing technologies.

Stock Based Compensation. Stock based compensation expense resulted from our initial adoption of SFAS 123(R) during the first quarter of fiscal 2006. As a percentage of net revenues, stock based compensation expense represents 0.8% of revenues.

Income from Operations. Income from operations decreased 49.8% from $58.3 million in the first six months of fiscal 2005 to $29.3 million in the first six months of fiscal 2006. As a percentage of net revenues, income from operations decreased from 12.4% of revenues in the first six months of fiscal 2005 to 6.1% of revenues for the first six months of fiscal 2006. The decrease in income from operations, as a percent of revenues, is primarily a result of higher marketing and admissions costs and lower operating margins at our campuses due to the lower level of capacity utilization as discussed above.

Interest (Income) Expense, net. Interest income (net of interest expense of $1.8 million) amounted to $0.8 million in the first six months of fiscal 2006. In the same period of the prior year, interest expense (net of interest income of $1.2 million) amounted to $0.7 million. The increase in net interest income compared to the prior year is primarily due to an increase in interest income due to an increase in interest earning investments.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the first six months of fiscal 2005 compared to 39.6% in the first six months of fiscal 2006.

Net Income. Net income decreased $16.9 million from $35.0 million in the first six months of fiscal 2005 to $18.1 million in the first six months of fiscal 2006. As a percentage of net revenues, net income decreased from 7.4% of revenues in the first six months of fiscal 2005 to 3.8% of revenues for the first six months of fiscal 2006.

Income per Share. Diluted earnings per common share for the first six months of fiscal 2006 decreased 47.4% to $0.20 per diluted common share compared to $0.38 per diluted common share for the first six months of fiscal 2005.

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

Liquidity and Capital Resources

On June 8, 2005, we amended and restated our credit facility for the second time. The amount of the facility remained at $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a DOE financial responsibility composite score ratio. As of December 31, 2005, we were in compliance with all of the covenants. As of December 31, 2005, the credit facility had borrowings outstanding of $36.0 million and approximately $16.0 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $63.3 million as of December 31, 2005 and $90.3 million as of June 30, 2005 and the current ratios were 1.4:1 and 1.6:1, respectively. During the first quarter of fiscal 2005, we completed the acquisition of AMI. The purchase price was approximately $11.7 million, plus the assumption of certain liabilities of approximately $0.5 million. We funded the acquisition with available cash.

Cash flows provided by operating activities amounted to $83.4 million in the first six months of fiscal 2006 compared to $75.5 million provided by operating activities in the same period of fiscal 2005. The increase in cash provided by operating activities for the first six months of fiscal 2006 compared to the first six months of fiscal 2005 was primarily due to the timing of cash receipts and payments relating to operating assets and liabilities partially offset by a reduction of net income of $16.9 million in the first six months of fiscal 2006 when compared to the first six months of fiscal 2005.

Cash flows used in investing activities amounted to $43.2 million in the first six months of fiscal 2006 compared to cash flows used in investing activities of $89.6 million in the first six months of fiscal 2005. Cash was used in the first six months of fiscal 2006 to invest in short term investments for $36.7 million and capital expenditures net of disposals of $22.8 million. Additionally, we received $15.9 million related to the sale of our corporate training division. Cash used in investing activities in the first six months of fiscal 2005 was primarily due to the acquisition AMI for $9.1 million, net of cash received and capital expenditures net of disposals of $38.8 million as well as investments in marketable securities of $41.8 million. Capital expenditures in fiscal 2006 were incurred, primarily, for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $55 million for fiscal 2006.

Cash flows used in financing activities in the first six months of fiscal 2006 amounted to approximately $61.2 million compared to cash flows provided by financing activities of $2.1 million for the first six months of fiscal 2005. The increase in cash used in financing activities in the first six months of fiscal 2006 compared to the same period last year, was due primarily to the purchase of treasury stock of $43.6 million as well as principal repayments of debt in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. We funded our cash needs through cash flow provided from operations.

On October 27, 2005 our Board of Directors approved a share repurchase of up to $70 million of our Company’s common stock. Through December 31, 2005 we have purchased 3,550,000 shares for approximately $43.6 million.

Update Regarding Regulatory and Accreditation Matters

On December 15, 2005, Corinthian Colleges, Inc. (the “Company”) received notification from the Accrediting Bureau of Health Education Schools (“ABHES”) that the Company’s application for a continued grant of accreditation for its Georgia Medical Institute (“GMI”) campus in Atlanta, Georgia (including its two additional “branch” campus locations in Marietta, Georgia and Jonesboro, Georgia) has been denied. ABHES’s notification letter to the Company referred primarily to completion and placement rates at programs in the downtown Atlanta campus. The Jonesboro campus had only two programs, both of which are new and enroll relatively few students, which fall below ABHES standards. The Marietta campus individually meets the ABHES completion and placement rates for all programs. Because the Jonesboro and Marietta campuses are “branches” of the Atlanta campus, their accreditation is tied to the “main” Atlanta campus and are negatively affected by this decision.

As the Company reported in its 2005 Report on Form 10-K, these institutions had previously received “Show Cause” notifications from ABHES. Since the Company believes that these schools have successfully served students in the Atlanta area and that denial of accreditation is unwarranted, it has appealed ABHES’s decision.

During the appeal process, the three GMI institutions will continue to be accredited, and students will continue to have access to federal student financial aid. If the appeal is unsuccessful, the Company is committed to fulfilling its obligations to currently-enrolled students. At December 31, 2005, the combined enrollment at the three campuses was 1,897 students.

On December 19, 2005, the Company received notification from its third-party financial aid processor that the Department of Education had transferred the Atlanta, Jonesboro and Marietta GMI campuses from the advance system of receiving Title IV funds to the reimbursement system. Under the reimbursement system, a school must advance a student’s tuition and then apply to the federal government for reimbursement, which typically delays receipt of Title IV funds by approximately 45 days.

During the fiscal year ended June 30, 2005, the three GMI schools accredited by ABHES collectively representing 3.9% of operating income of the Company, after giving effect to the allocation of corporate overhead expenses to these schools based on their relative revenue contribution to the Company. The Company is unable to quantify how much, if any, of such allocated overhead expenses could be eliminated if the three GMI schools were ultimately closed.

In addition to the “Show Cause” orders related to the GMI campuses in Atlanta, Marietta and Jonesboro, Georgia, as described above, the Company had pending “Show Cause” orders from ABHES relating to the Company’s Olympia College in Grand Rapids, Michigan and its two “branch” campuses in Kalamazoo, Michigan and Merrillville, Indiana. On December 21, 2005, the Company also received notification that ABHES has continued the “Show Cause” orders for these schools until the next ABHES Commission meeting.

In addition to the GMI campuses in Atlanta, Jonesboro and Marietta, the Company has GMI campuses in DeKalb, Georgia and Norcross, Georgia. The ABHES decision has no direct impact on these two campuses, since they are accredited by a different accrediting agency (the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”)). As reported in the Company’s 2005 Report on Form 10-K, the DeKalb, Georgia campus had received a “Show Cause” notification from the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”)). On December 9, 2005, the Company received notification from ACCSCT that it had vacated its “Show Cause” order regarding the DeKalb campus and had renewed that campus’s grant of accreditation for a period of four years.

As also reported in the Company’s 2005 Report on Form 10-K, the Company’s National Institute of Technology (“NIT”) campus in Houston (Greenspoint), Texas, had received a “Show Cause” notification from ACCSCT. On December 9, 2005, the Company received notification from ACCSCT that it had continued its “Show Cause” order regarding the Houston (Greenspoint) campus.

Also on December 9, 2005, the Company received “Show Cause” notifications from ACCSCT for the Company’s NIT campus in San Antonio, Texas, and the Company’s Bryman College campus in San Francisco, California, related to completion and placement rates for students at those campuses.

Effect of Hurricane Katrina

We previously operated a Bryman College in New Orleans, Louisiana that suffered significant damage as a result of Hurricane Katrina in August and September 2005. Additionally, many of our students were displaced because of the hurricane. As a result of the damages to our facility, we will be unable to resume operations at that location. We resumed limited operations in temporary facilities in January 2006 to provide continuing services to some of the students who were enrolled at the time of the hurricane, although we have not begun enrolling new students. We currently estimate that expenses associated with hurricane Katrina will negatively impact the Company by approximately $0.01 per fully diluted share during fiscal 2006. This figure includes an estimated payment from our business interruption insurance carrier.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of December 31, 2005, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $37.3 million and capital lease obligations of $14.6 million, and (ii) student notes receivable, net, in the aggregate amount of $4.4 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollars. Our investment in our foreign operations as of December 31, 2005 was CAD $51.2 million and we had borrowings outstanding under the credit facility of CAD $42.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such terms is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of our most recently completed fiscal quarter, our disclosure controls and procedures were effective to ensure that information is recorded, processed, summarized, and reported on a timely basis. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdown can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the attached condensed consolidated financial statements regarding Commitments and Contingencies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On November 17, 2005, the Company held its Annual Meeting of Stockholders in Santa Ana, California. Stockholders approved all of the initiatives put forth by the Company’s Board of Directors and elected all nominees for Directors of the Company. The initiatives were (i) to elect two individuals as Class I members of the Company’s Board of Directors; (ii) to approve the Amendment and Restatement of the 2003 Performance Award Plan, and (iii) to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending June 30, 2006. No other business or actions were proposed at the Annual Meeting of the stockholders. A total of 81,467,876 shares were represented, in person or by proxy, and entitled to vote at the Annual Meeting of Stockholders. Such shares represented 89.1% of the total number of shares entitled to vote at such meeting. The following reflects the tabulation of votes for each initiative placed before the stockholders of the Company:

1) Nominees for a three year term as Class I members of the Company’s Board of Directors:

Nominee		No. of Votes
Alice T. Kane	For	76,579,058
	Withheld	4,888,818
Terry O. Hartshorn	For	78,310,545
	Withheld	3,157,331

No other persons were nominated or received votes to be Class I Directors of the Company.

2) To approve the Amendment and Restatement of the 2003 Performance Award Plan:

No. of Votes
For	54,225,132
Against	14,263,449
Abstain	1,741,930

3) To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for its fiscal year ending June 30, 2006:

No. of Votes
For	81,215,683
Against	214,991
Abstain	37,202

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

February 9, 2006	/s/ JACK D. MASSIMINO
Jack D. Massimino
President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2006	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 9, 2006	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)