Form 10-K/A
period 2005-06-30
CORINTHIAN COLLEGES INC
filed 2006-02-21
CIK 1066134

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☒Accelerated filer  ☐Non-accelerated filer  ☐

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

Explanatory Note

Corinthian Colleges, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 in response to comments received from the Securities and Exchange Commission. The following sections of the original Form 10-K have been revised in this Amendment to expand or clarify certain of the disclosures contained therein: (i) Part I, Item 1, Business (pages 14, 16 and 26); (ii) Part I, Item 3, Legal Proceedings (pages 31 and 32); (iii) Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 39, 43-46, 52 and 53); (iv) Part II, Item 8, Financial Statements and Supplementary Data (pages 66, 70, 89 and 92-94); and (v) Part II, Item 9A, Controls and Procedures (page 99). This Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of September 2, 2005, as well as other “significant employees” of the Company as defined under Item 401(c) of Regulation S-K:

Name	Age	Position
David G. Moore	66	Chairman of the Board
Jack D. Massimino	56	President and Chief Executive Officer
Beth A. Wilson	53	Executive Vice President, Operations
Kenneth S. Ord	59	Executive Vice President and Chief Financial Officer
William B. Buchanan	39	Executive Vice President, Marketing
Mary H. Barry	56	Executive Vice President and Chief Compliance Officer
Mark L. Pelesh	51	Executive Vice President, Legislative and Regulatory Affairs
Stan A. Mortensen	38	Senior Vice President, General Counsel and Corporate Secretary
Robert C. Owen	44	Senior Vice President and Chief Accounting Officer
Janis Y. Schoonmaker	49	President and Chief Operating Officer, RCI Division
William P. Murtagh, Jr.	52	President and Chief Operating Officer, CSI Division
Timothy T. Schutz	57	President and Chief Operating Officer, TSI Division
Guy M. Marsala	54	President and Chief Operating Officer, CDI-PSDivision
David A. Poldoian	52	President and Chief Operating Officer, Pegasus Division

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

William B. Buchanan became our Executive Vice President of Marketing in July 2004. From 2003 to 2004, Mr. Buchanan was employed by Greenpoint Mortgage, where he directed all retail marketing, with responsibility for direct marketing, internet marketing, advertising and branch marketing. From 1995 to 2002, Mr. Buchanan was employed by Providian Financial Corporation where he progressed through several senior marketing roles, including Vice President of Platinum Marketing, Senior Vice President of New Account Business, and Executive Vice President of New Channel and Product Development. Mr. Buchanan received a Bachelor of Arts in Political Science from the University of California, Berkeley.

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

Janis Y. Schoonmaker has been President and Chief Operating Officer of the RCI division since April 2005, and served as the President of the Company’s Florida Metropolitan University division since April 2004. Prior to those positions, Ms. Schoonmaker had been a Regional Vice President of Operations for the Company since 2002, a Regional Operations Director since 2000, and a campus president since 1996. Ms. Schoonmaker received her Bachelor of Social Work degree from Shippensburg University, and studied adult and community college education at North Carolina State University and management at Webster University.

William P. Murtagh, Jr. was named President and Chief Operating Officer of the CSI division in April 2005, and served as President of the CDI-PS division since December 2003. Prior to joining the Company, Mr. Murtagh was President of International Education Corporation, based in Irvine, California, from 2001 to 2003. Earlier, Mr. Murtagh was a minority owner, President and Chief Executive Officer of Professional Training Programs located in Denver, Colorado, and upon the sale of that company to Quest Education Corp. in 2000, he became the Director of Operations-Southwest for Quest. Mr. Murtagh holds a Bachelor of Arts in Political Science from Fairfield University.

Timothy T. Schutz has served as the President and Chief Operating Officer of the TSI division since July of 2003, and prior to holding that position, Mr. Schutz was President of the RCI division starting in July of 2002. Between 1988 and 2002, Mr. Schutz served in several capacities within the education industry, including Vice President for the Midwest Region of North American Training Services, President of Sequoia Education, Inc. and President of the Art Institute of Seattle. Mr. Schutz was employed in various positions, including President, at Wyoming Technical Institute in Laramie, Wyoming from 1976 to 1988. Mr. Schutz holds a Bachelor of Arts degree from Concordia College and a Master of Science degree from North Dakota State University.

Guy M. Marsala was named President and Chief Operating Officer of the Company’s CDI-PS division in April 2005, and previously served as the Company’s Executive Vice President, Administration, since November 2004. From 2003 to 2004, Mr. Marsala held the position of President of the Galls Division of Aramark Corporation, and prior to that he was Midwest Group President for Corporate Express, Inc. from 1998 to 2002. Before joining Corporate Express, Mr. Marsala served as Chief Operating Officer of Navarre Corporation, a position he held from 1996 to 1998. Mr. Marsala earned a Bachelor of Science degree from the United States Military Academy (West Point) and a Masters in Business Administration from the University of Dallas in Irving, Texas.

David A. Poldoian joined the Company in November 2004, as President and Chief Operating Officer of the Pegasus division. Prior to that, Mr. Poldoian spent nine years with the Anheuser-Busch Companies beginning in 1995, initially serving as President of its Eagle Snacks, Inc. division and later reporting directly to the Chairman and Chief Executive Officer. Mr. Poldoian was Vice President and Partner with Bain & Company, a strategic consulting firm, from 1986 to 1995. Mr. Poldoian completed a Bachelor of Arts degree at Tufts University, and earned a Master of Business Administration from Harvard Business School.

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

For fiscal 2005, our calculations reflect that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. For purposes of performing such calculations on an individual school basis, the Company makes certain allocations of corporate cash to the individual campuses. Also, our company, on a consolidated basis, meets the requirements with the composite score of 2.06.

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

The California Attorney General’s Office (the “CAG”) first requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures in June 2004. Since that time, the CAG has requested supplemental information in September 2004 and December 2004. The CAG has not asserted any claims against the Company and the Company is cooperating with the inquiry.

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

As of June 30, 2005, the Company had established aggregate reserves that are immaterial to the financial condition of the Company for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable, but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. Revenues consist primarily of tuition and fees derived from courses taught in our colleges, schools, and training centers. Revenues from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. Our pro-rata revenue recognition policy for diploma schools calculates revenue on a daily basis for some of the Company’s schools and using a mid-month convention for other schools. If a student withdraws from a course or program, the paid but unearned portion of the student’s tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as this amount is expected to be earned within the next year. For the corporate education services in our Pegasus division we recognize revenue using the percentage of completion method for long duration service contracts and as services are provided for short duration programs.

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

Results of Operations

Comparisons of results of operations between the fiscal year ended June 30, 2005 and the fiscal years ended June 30, 2004 and 2003 are difficult due to the opening of 5 branch campuses and the acquisition of 1 campus in fiscal 2005, the opening of 10 branch campuses and the acquisition of 57 campuses and 15 training centers in fiscal 2004, and the opening of 6 branch campuses and the acquisition of 2 campuses and 2 training centers in fiscal 2003. In July 2004, the Company announced that it would streamline its CDI post-secondary schools by beginning the “teach-out” of 10 campuses in Canada. As part of the teach-out process, the Company immediately ceased new student enrollments in the ten affected campuses, but continued to incur instructional costs through the remainder of fiscal 2005 in order to train its then-matriculated students. The teach-outs resulted in the closure of all ten campuses by the end of fiscal 2005. These closures were designed to permit the Company to reallocate resources in Canada for the remaining 35 CDI post-secondary campuses in which the Company believes it has better prospects for growth and profitability. Additionally, the Company slowed the roll-out of new branch campuses during fiscal 2005 compared to fiscal 2004, and became very selective in its acquisition criteria (completing only one transaction in early fiscal 2005), in order to focus on achieving better utilization of the significant new capacity it obtained through the opening of 10 branch campuses and the acquisition of 57 campuses and 15 training centers in fiscal 2004.

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

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Net Revenues. Net revenues increased $167.9 million, or 21.1%, from $795.6 million in fiscal 2004 to $963.6 million in fiscal 2005 due primarily to a 16.7% increase in average student population and a 4.0% increase in the average tuition rate per student. At June 30, 2005, student population was 66,114, compared with 64,810 at June 30, 2004. Revenues in same schools increased 13.7% for the fiscal year 2005 and reflects a 11.1% increase in the average same school student population and a 4.2% increase in the average tuition rate per student. We define same schools as those colleges, schools and training centers that have been owned and operated by us for four full quarters. Core growth in revenues increased 17.9% for the fiscal year 2005. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools and training centers acquired within the last four quarters. Same school student starts increased 2.4% for the year ended June 30, 2005 when compared to the prior year. Net revenues also increased as a result of opening 5 branch campuses and acquiring one campus during fiscal 2005 as well as the full year impact of the acquisitions from fiscal 2004. As of June 30, 2005, we operated 128 colleges and 14 training centers compared to 133 colleges and 15 training centers as of June 30, 2004.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 52.7% of revenues in fiscal 2004 to 55.6% of revenues in fiscal 2005. The increase, as a percent of revenues, was due primarily to higher bad debt expense, depreciation, wages and occupancy costs. The increase in depreciation, wages and occupancy costs as a percentage of revenues was a result of a lower level of utilization of our facilities in fiscal 2005 as compared to fiscal 2004. As of June 30, 2005, we had approximately 68 square feet of school space per student as compared to 63 square feet of school space per student as of June 30, 2004. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affects educational services expenses as a percent of revenues. Educational services expenses increased $116.2 million, or 27.7%, from $419.3 million in fiscal 2004 to $535.5 million in fiscal 2005. The increase in educational services expenses was due primarily to additional wages, occupancy costs, bad debt expense and depreciation expense. Bad debt expense in fiscal 2005 amounted to $46.9 million and 4.9% of net revenues, compared to $30.7 million or 3.9% of net revenues in fiscal 2004. We believe the reasons for the increase in bad debt expense are largely operational in nature, related primarily to inefficient financial management at some of our schools that experienced higher employee turnover during the year. This inefficiency included untimely processing of financial aid packaging and less effective collection efforts directly from students. Additionally, during fiscal 2005, 103 new programs were adopted into existing schools, including 71 program adoptions into our campuses in the U.S. and 32 program adoptions into our campuses in Canada. During fiscal 2004, we adopted 147 programs into existing schools.

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

Impairment, Facility Closing and Severance Charges. In June 2005, we made the decision to cease the implementation of our Peoplesoft Student Management System, as we concluded that its functionality did not meet the long-term requirements of our business. As a result of this decision, and in connection with the preparation of this Form 10-K, we reviewed the related long-lived asset for possible impairment in accordance with SFAS 144. Based on the results of the review, we recognized an impairment charge of $16.2 million. We also recorded a facility closing charge of $1.6 million as a result of consolidating our two Mississauga, Ontario campuses in the fourth quarter of 2005. Additionally, we recorded a severance charge of $0.4 million.

Income From Operations. Income from operations decreased 25.6% from $126.6 million in fiscal 2004 to $94.2 million in fiscal 2005. As a percentage of net revenues, income from operations decreased from 15.9% of net revenues in fiscal 2004 to 9.8% of net revenues in fiscal 2005. The decrease in income from operations, as a percent of revenues, is primarily due to lower operating margins at our campuses resulting from a lower level of capacity utilization as referenced above and the impairment charge related to the Peoplesoft Student Management System.

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

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Net Revenues. Net revenues increased $284.2 million, or 55.6%, from $511.4 million in fiscal 2003 to $795.6 million in fiscal 2004 due primarily to a 49.9% increase in total student population and a 3.3% increase in the average tuition rate per student. At June 30, 2004, student population was 64,810, compared with 43,229 at June 30, 2003. Revenues in same schools increased 24.3% for the fiscal year 2004 and reflects a 16.8% increase in average same school student population and a 6.2% increase in the average tuition rate per student in same schools. We define same schools as those colleges, schools and training centers that have been owned and operated by us for four full quarters. Core growth in revenues increased 28.3% for the fiscal year 2004. We define core growth in revenues as the increase in revenues, including revenues from branches opened during the last four full quarters, but excluding revenues attributable to colleges, schools and training centers acquired within the last four quarters. Same school student starts increased 16.6% as of June 30, 2004 when compared to the prior year. Net revenues also increased as a result of opening 10 branch campuses and acquiring 57 campuses and 15 training centers during fiscal 2004. As of June 30, 2004, we operated 133 colleges and 15 training centers compared to 69 colleges and 2 training centers as of June 30, 2003.

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

Marketing and Admissions. Marketing and admissions expenses consist primarily of payroll and payroll related expenses, direct-response and other marketing expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and admissions expenses increased from 20.8% of net revenues in fiscal 2003 to 22.4% of net revenues in fiscal 2004 primarily due to increased advertising at the acquired campuses, the new branch campuses, the 35 campuses that were relocated, remodeled, or enlarged, as well as to support the 147 programs adopted by our campuses. In addition, we incurred additional advertising expenses of approximately $6.0 million to attract students to our FMU campuses and offset the impact of the negative press arising from the previously disclosed lawsuit filed against us in Florida. Marketing and admissions expenses increased $71.7 million, or 67.4%, from $106.5 million in fiscal 2003 to $178.2 million in fiscal 2004. The increase resulted in a 55.4% increase in total student starts and a 16.6% increase in same school starts during fiscal 2004. The increase was due to additional staffing and increased volume of advertising required to support the 57 acquired campuses, 15 acquired training centers and 10 new branch campus openings since June 30, 2003.

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

In this regard, the Company has received a show cause order from the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) with respect to our Georgia Medical Institute campus in DeKalb, Georgia and our National Institute of Technology campus in Houston (Greenspoint), Texas. The Accrediting Bureau of Health Education Sciences (“ABHES”) has also recently issued show cause orders to our Olympia College in Grand Rapids, Michigan, and its two branch campuses in Kalamazoo, Michigan and Merrillville, Indiana, and to our Georgia Medical Institute campus in Atlanta and its two branch campuses in Marietta and Jonesboro, Georgia. Each of these locations represented less than 2.5% of our fiscal 2005 operating profit individually, and, in the aggregate, they represented less than 10.5% of our fiscal 2005 operating profit (in both cases after making allocations for corporate overhead costs based on the relative revenue contributions of the schools and after excluding one-time impairment charges in fiscal 2005).

If any of these campuses were to lose their accreditation, the Company would continue to generate revenues from continuing students, but would consider teaching out these campuses as they would be significantly competitively disadvantaged compared to other schools where students are eligible to receive federal student financial aid. During any teach-out process, the Company’s revenue would decline more rapidly than operating expenses and the Company would expect to incur operating losses at those campuses. The Company could also expect to incur increased bad debt expense if students no longer have access to federal financial aid. Additionally, if the Company were to lose accreditation at one or more of its schools to which it has ascribed value for accreditation as part of purchase accounting, the Company would test the amounts it had allocated to such asset for impairment. If the estimate of the present value of these future cash flows were below the carrying values of the accreditation asset, the Company would consider its related accreditation asset to be impaired and take a charge against the amounts it had allocated to such accreditation.

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

The Company has grown through acquisitions as well as through core growth. Core growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and through curricula adoptions into existing colleges. Since its beginning in 1995, the Company has acquired 95 colleges and 14 training centers (net of closures and consolidations) and has opened 33 branch campuses.

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

Revenue Recognition, Accounts Receivable and Prepaid Tuition

Revenues consist primarily of tuition and fees derived from courses taught in the Company’s colleges, schools, and training centers. Revenues from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. Our pro-rata revenue recognition policy for diploma schools calculates revenue on a daily basis for some of the Company’s schools and using a mid-month convention for other schools. If a student withdraws from a course or program, the paid but unearned portion of the student’s tuition is refunded. Refunds are calculated and paid in accordance with applicable federal, state and institutional refund policies. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amounts are expected to be earned within the next year. Revenue is recognized for the CDI corporate education division using the percentage of completion method for long duration service contracts and as services are provided for short duration programs.

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

	June 30, 2004
	As Previously Reported	Adjustment	As Restated	June 30, 2005
ASSETS
Cash and cash equivalents	$46,699	—	$46,699	$57,853
Restricted cash	10	—	10	10
Marketable securities	—	—	—	41,375
Accounts receivable	66,232	(16,411)	49,821	52,555
Student notes receivable	1,853	—	1,853	2,492
Deferred income taxes	14,875	9,383	24,258	18,162
Prepaid expenses and other current assets	34,670	—	34,670	57,518

Total current assets	164,339	(7,028)	157,311	229,965
Property and equipment, net	146,020		146,020	175,901
Goodwill, net	197,547	442	197,989	205,982
Other intangibles, net	52,761	—	52,761	54,165
Student notes receivable	1,934	—	1,934	3,277
Deposits and other assets	5,447	—	5,447	5,282

TOTAL ASSETS	$568,048	$(6,586)	$561,462	$674,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$22,830	—	$22,830	$30,168
Accrued compensation and related liabilities	28,462	—	28,462	32,250
Accrued expenses	12,579	—	12,579	21,730
Prepaid tuition	37,615	10,265	47,880	55,209
Current portion of capital lease obligations	614	—	614	195
Current portion of long-term debt	146	—	146	155

Total current liabilities	102,246	10,265	112,511	139,707
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,406	—	12,406	12,198
LONG-TERM DEBT, net of current portion	46,366	—	46,366	54,243
DEFERRED INCOME TAXES	27,150	—	27,150	28,513
OTHER LONG-TERM LIABILITIES	21,925	—	21,925	29,086

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common Stock	9	—	9	9
Additional paid-in capital	126,339	—	126,339	139,927
Deferred stock compensation	—	—	—	(2,408)
Retained earnings	231,603	(16,851)	214,752	273,175
Accumulated other comprehensive income (loss)	4	—	4	122

Total stockholders’ equity	357,955	(16,851)	341,104	410,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$568,048	$(6,586)	$561,462	$674,572

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

Note 10—Impairment, Facility Closing, and Severance Charges

In June 2005, the Company decided to cease the implementation of the Peoplesoft Student Management System, as the Company concluded that its functionality did not meet the long-term requirements of the Company’s business. As a result of this decision, and in connection with the preparation of this Form 10-K, the Company reviewed the related long-lived asset for possible impairment in accordance with SFAS 144 and recognized an impairment charge of $16.3 million which approximated net book value. The Company also consolidated two campuses in Mississauga, Ontario and recorded a facility closing charge of $1.6 million and severance of $0.4 million related to restructuring of personnel.

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

The California Attorney General’s Office (the “CAG”) first requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures in June 2004. Since that time, the CAG has requested supplemental information in September 2004 and December 2004. The CAG has not asserted any claims against the Company and the Company is cooperating with the inquiry.

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

As of June 30, 2005, the Company had established aggregate reserves that are immaterial to the financial condition of the Company for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable, but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after the institution has demonstrated compliance with the HEA and the DOE’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 2005, management believes the Company’s institutions were in compliance with the applicable regulations in all material respects.

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

As Restated

	Fiscal Quarters				Fiscal Year
	First	Second	Third	Fourth
	Restated	Restated	Restated
	(In thousands, except per share amounts)
Fiscal 2005
Net revenues	$224,610	$246,781	$252,848	$239,326	$963,565
Income from operations	25,332	32,955	36,200	(312)	94,175
Net income	14,609	20,420	21,643	1,751	58,423
Income per share
Basic	$0.16	$0.23	$0.24	$0.02	$0.64
Diluted	$0.16	$0.22	$0.23	$0.02	$0.63

Fiscal 2004
	Restated	Restated	Restated	Restated	Restated
Net revenues	$165,831	$199,060	$214,312	$216,433	$795,636
Income from operations	29,346	35,496	32,539	29,262	126,643
Net income	17,363	20,585	19,015	18,733	75,696
Income per share
Basic	$0.20	$0.23	$0.21	$0.21	$0.85
Diluted	$0.19	$0.22	$0.20	$0.20	$0.81

Fiscal 2003
	Restated	Restated	Restated	Restated	Restated
Net revenues	$113,331	$125,575	$133,685	$138,838	$511,429
Income from operations	20,885	25,391	28,285	29,254	103,815
Net income	12,353	15,168	16,913	17,955	62,389
Income per share
Basic	$0.14	$0.18	$0.19	$0.21	$0.72
Diluted	$0.13	$0.17	$0.18	$0.20	$0.68

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Remediation Steps to Address Material Weakness

Our management has implemented the following remediation steps to address the material weakness described in the first paragraph under “Finding of Material Weakness”:

•	We have revised our revenue recognition policy for diploma programs with externships to recognize revenue on a straight-line basis over the length of the program, including the applicable externship period.

•	Previously issued financial statements for the periods 2000 through 2004 were restated to correct for certain errors related to the revenue recognition policy change.

•	Management has conducted a thorough analysis of all revenue recognition policies to ensure they are in accordance with generally accepted accounting principles. We also improved our closing process as it relates to our Canadian operations by migrating them onto our general ledger, which allows our corporate headquarters to review these results at a more granular level.

•	Our student information system has been updated to reflect the change in the revenue recognition policy with respect to diploma programs with externships.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

CORINTHIAN COLLEGES, INC.

By:	/S/ JACK D. MASSIMINO	By:	/S/ KENNETH S. ORD	By:	/S/ ROBERT C. OWEN
	Jack D. Massimino Chief Executive Officer, Director (Principal Executive Officer) February 21, 2006		Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer) February 21, 2006		Robert C. Owen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer) February 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK D. MASSIMINO Jack D. Massimino	Chief Executive Officer, Director (Principal Executive Officer)	February 21, 2006

DAVID G. MOORE* David G. Moore	Chairman of the Board	February 21, 2006

PAUL ST. PIERRE* Paul St. Pierre	Director	February 21, 2006

ALICE KANE* Alice T. Kane	Director	February 21, 2006

LINDA AREY SKLADANY* Linda Arey Skladany	Director	February 21, 2006

HANK ADLER* Hank Adler	Director	February 21, 2006

Terry O. Hartshorn	Director

By*	/S/ KENNETH S. ORD
Attorney-in-Fact

CORINTHIAN COLLEGES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2003	$7,297	$18,418	$(15,353)	$10,362
Year ended June 30, 2004	10,362	30,224	(21,278)	19,308
Year ended June 30, 2005	19,308	46,445	(44,544)	21,209
Student notes receivable:
Year ended June 30, 2003	$754	$1,452	$(1,285)	$921
Year ended June 30, 2004	921	483	107	1,511
Year ended June 30, 2005	1,511	448	(5)	1,954