Form 10-Q
period 2006-03-31
CORINTHIAN COLLEGES INC
filed 2006-05-10
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

At May 4, 2006, there were 86,141,784 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Third Quarter Ended March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	June 30, 2005	March 31, 2006
	(In thousands, except share data)
	(Restated) (Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,640	$57,853	$23,689
Restricted cash	10	10	10
Marketable securities	53,725	41,375	73,950
Accounts receivable, net of allowance for doubtful accounts of $21,217, $21,209 and $20,908 at, March 31, 2005, June 30, 2005 and March 31, 2006, respectively	52,230	52,555	46,009
Student notes receivable, net of allowance for doubtful accounts of $377, $537 and $566 at March 31, 2005, June 30, 2005 and March 31, 2006, respectively	2,569	2,492	2,606
Deferred income taxes	27,271	18,162	18,162
Prepaid expenses and other current assets	33,132	57,518	38,675

Total current assets	198,577	229,965	203,101
PROPERTY AND EQUIPMENT, net	185,957	175,901	184,676
OTHER ASSETS:
Goodwill, net	207,366	205,982	197,142
Other intangibles, net	54,541	54,165	51,562
Student notes receivable, net of allowance for doubtful accounts of $1,410, $1,417 and $1,575 at March 31, 2005, June 30, 2005 and March 31, 2006, respectively	3,474	3,277	3,202
Deposits and other assets	6,337	5,282	6,374

TOTAL ASSETS	$656,252	$674,572	$646,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,946	$30,168	$30,820
Accrued compensation and related liabilities	25,619	32,250	36,139
Accrued expenses	23,079	21,730	20,773
Prepaid tuition	62,070	55,209	68,183
Current portion of capital lease obligations	237	195	306
Current portion of long-term debt	160	155	177

Total current liabilities	135,111	139,707	156,398
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,251	12,198	14,235
LONG-TERM DEBT, net of current portion	48,206	54,243	31,052
DEFERRED INCOME TAXES	27,150	28,513	28,513
OTHER LIABILITIES	26,679	29,086	32,166
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 90,976 and 91,202 shares issued and outstanding at March 31, 2005 and June 30, 2005, respectively, and 91,778 shares issued and 86,069 shares outstanding at March 31, 2006	9	9	9
Additional paid-in capital	137,893	139,927	147,290
Treasury stock, at cost; 5,709 shares	—	—	(70,000)
Deferred compensation	(2,506)	(2,408)	—
Retained earnings	271,424	273,175	305,935
Accumulated other comprehensive income	35	122	459

TOTAL STOCKHOLDERS’ EQUITY	406,855	410,825	383,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$656,252	$674,572	$646,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2006	2005	2006
	(In thousands, except per share data)
	(Restated) (Unaudited)	(Unaudited)	(Restated) (Unaudited)	(Unaudited)
NET REVENUES	$252,848	$250,253	$724,239	$731,014
OPERATING EXPENSES:
Educational services	134,256	137,328	390,992	409,843
General and administrative	21,148	25,253	63,845	71,021
Marketing and admissions	61,082	65,940	174,608	195,231
Stock based compensation	162	1,946	307	5,861

Total operating expenses	216,648	230,467	629,752	681,956

INCOME FROM OPERATIONS	36,200	19,786	94,487	49,058
Interest (income)	(1,127)	(1,402)	(2,321)	(4,014)
Interest expense	1,280	739	3,192	2,517
Other (income) expense, net	274	(1,451)	(58)	(1,298)

INCOME BEFORE PROVISION FOR INCOME TAXES	35,773	21,900	93,674	51,853
Provision for income taxes	14,130	7,241	37,002	19,093

NET INCOME	$21,643	$14,659	$56,672	$32,760

Income per common share:
Basic	$0.24	$0.17	$0.63	$0.37

Diluted	$0.23	$0.17	$0.61	$0.36

Weighted average number of common shares outstanding:
Basic	90,860	86,330	90,569	89,435

Diluted	93,131	87,790	92,668	90,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2005	2006
	(In thousands)
	(Restated) (Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,672	$32,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,031	29,192
Deferred income tax	(3,014)	—
Tax benefit of stock options exercised	1,995	—
Gain on disposal of assets	—	(1,005)
Stock-based compensation	307	5,861
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	893	899
Student notes receivable, net	(2,256)	(39)
Prepaid expenses and other assets	358	18,686
Accounts payable	474	1,837
Accrued expenses, compensation and related benefits	3,662	2,306
Income tax payable	3	—
Prepaid tuition	12,384	13,704
Other long-term liabilities	5,731	3,389

Net cash provided by operating activities	103,240	107,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	(9,060)	273
Capital expenditures, net of disposals	(60,947)	(35,452)
Proceeds from sale of subsidiary	—	17,246
Proceeds from sale of assets	—	282
Purchase of (investments in) marketable securities	(93,800)	(139,425)
Sales of (disposition of) marketable securities	40,075	106,850

Net cash (used in) investing activities	(123,732)	(50,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations and long-term debt	(3,714)	(25,984)
Purchase of treasury stock	—	(70,000)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	6,746	4,164

Net cash provided by (used in) financing activities	3,032	(91,820)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	401	292

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,059)	(34,164)
CASH AND CASH EQUIVALENTS, beginning of period	46,699	57,853

CASH AND CASH EQUIVALENTS, end of period	$29,640	$23,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$34,678	$1,631

Interest	$3,203	$2,386

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$11,704	$—
Net cash used in acquisitions	(9,060)	273

Liabilities assumed or incurred	$2,644	$273

Capital lease additions	$—	$2,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Note 1 - The Company and Basis of Presentation

As of March 31, 2006, Corinthian Colleges, Inc. (the “Company”) operated 97 schools and colleges in the for profit, post-secondary education industry in the United States, and 34 colleges in 7 Canadian provinces. The Company’s schools grant diplomas and degrees (associate’s, bachelor’s and master’s) concentrating on programs in allied health, business, vehicle repair and maintenance trades, and criminal justice. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2005 consolidated financial statements of the Company included in the Company’s 2005 Annual Report on Form 10-K/A and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

The unaudited condensed consolidated financial statements as of March 31, 2005 and March 31, 2006 and for the three months and nine months ended March 31, 2005 and 2006 and the audited condensed consolidated financial statements as of June 30, 2005 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial position and results of operations of the Company’s Canadian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Stockholders’ Equity designated as accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency are immediately included in earnings.

Certain amounts for the prior periods have been reclassified to conform to fiscal 2006 financial statement presentation.

Note 2 - Correction of Revenue Recognition for Certain Diploma Programs

During 2005, following a review of the Company’s revenue recognition policy, and taking into consideration the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, the Company concluded that its accounting policies to recognize revenue on a monthly basis and only over the period of in-school instruction should be changed. Accordingly, the Company has restated its financial statements for schools previously recognizing revenue on a monthly basis to adopt a mid-month convention for revenue recognition whereby only a half month of revenue is recognized in both the initial month and the final month of attendance for students in diploma programs. Additionally the Company has changed its policy with respect to externships to recognize tuition revenue through the end of each student’s externship period.

Prior period financial statements and the related notes thereto presented herein have been restated to reflect the impact of the change in our revenue recognition policy. The effect of the change on third quarter 2005 revenue and provision for income taxes was a decrease of $1.2 million and $0.5 million, respectively. The effect on the third quarter 2005 net income was a decrease of $0.7 million, resulting in a decrease of $0.01 to earnings per diluted share. The effect of the change on revenue and provision for income taxes for the nine month period ended March 31, 2005 was a decrease of $7.6 million and $3.0 million, respectively. The effect of the change on diluted income per share for the nine month period ended March 31, 2005 was a decrease of $0.05 per diluted share. The retroactive effect on retained earnings through March 31, 2005 was a decrease of $21.5 million. For additional information, refer to Note 2 “Correction of Revenue Recognition for Certain Diploma Programs” of our notes to consolidated financial statements as of and for the year ended June 30, 2005, included in our Annual Report on Form 10-K/A for the year ended June 30, 2005.

Note 3 - Stock Based Compensation

In the first quarter of fiscal 2006, we adopted SFAS No. 123(R) in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the quarter. The adoption of this method increased compensation expense by $1.8 million (pre tax) and $5.6 million (pre tax) for the three and nine month period ended March 31, 2006, respectively. The tax benefit recognized was $0.5 million and $1.5 million for the three and nine month period ended March 31, 2006, respectively. Prior years compensation expense has not been adjusted to reflect the impact of SFAS No. 123(R).

Employee Stock Purchase Plan

In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the ESPP. At March 31, 2006, employees had purchased 338,698 shares and 1,661,302 shares were still available for purchase under the ESPP.

Stock Options and Restricted Stock Units (“RSUs”)

The Company maintains the Corinthian Colleges, Inc. 1998 Performance Award Plan (as amended, the “1998 Plan”), which has been approved by the Company’s stockholders. On November 20, 2003, the Company’s stockholders approved the Company’s 2003 Performance Award Plan (the “2003 Plan”), which authorized the issuance by the Company of up to the sum of (a) 5,400,000 additional shares of the Company’s Common Stock, plus (b) the number of any shares subject to stock options granted under the 1998 Plan which expire or for any reason are cancelled or terminated without being exercised after the adoption of the 2003 Plan. When the 2003 Plan was approved by the Company’s stockholders, the Company’s ability to grant new awards under the 1998 Plan terminated, but did not affect awards then outstanding under the 1998 Plan. On November 17, 2004, the Company’s Board of Directors also approved the Company’s 2004 New Hire Plan (the “2004 Plan”) (the 1998 Plan, the 2003 Plan and the 2004 Plan are collectively referred to as the “Plans”), which authorized the issuance of up to 265,000 additional shares of the Company’s Common Stock, but only as an inducement material to the award recipient’s entering into employment with the Company and only if the recipient was not previously an employee or director of the Company (or following a bona fide period of non-employment). On November 17, 2005, the Company’s stockholders approved the amendment and restatement of the 2003 Plan, which authorizes the issuance of an additional 5,900,000 shares under the 2003 Plan. Upon approval of the Amended and Restated 2003 Plan by stockholders, the Company’s ability to grant new awards under the 2004 Plan was terminated in accordance with a resolution passed by the Board of Directors.

Options granted under the Plans have been issued at exercise prices ranging from $1.56—$33.83 per share and have expiration dates not longer than 10 years. RSUs can be settled only by delivery of the Company’s Common Stock. Options and RSUs generally vest over a period of one to four years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on implied market volatilities and the Company’s historical volatility. The Company uses historical data to estimate forfeitures and years until exercise within the valuation model.

Three and Nine Months Ended March 31, 2006
Risk-free rate	4.06%
Expected years until exercise	6.4 years
Expected stock volatility	47%
Expected dividends	—
Expected forfeiture rate	4.8%

A summary of the status of the Company’s stock options is presented below:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2005	8,835	$15.24
Stock options granted during the year	1,732	$12.77
Stock options exercised	(432)	$6.95
Forfeitures or expired	(873)	$19.38

Outstanding at March 31, 2006	9,262	$14.78	6.9	$28,524

Exercisable at March 31, 2006	6,757	$15.71	6.1	$22,984

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.40 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

Pursuant to SFAS No. 123(R), the weighted-average fair value of stock options granted during the first nine months of fiscal 2006 and 2005 was $6.63 and $11.25 per share, respectively.

As of March 31, 2006, there was $21.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested during the first nine months of fiscal year 2006 and 2005, was $8.0 million and $22.3 million, respectively.

During the nine months ended March 31, 2006, the Company issued 432,258 shares in connection with the exercise of stock options.

During the nine months ended March 31, 2006, the Company granted 232,413 RSUs. As of March 31, 2006, there were 346,981 RSUs outstanding.

Stock option awards which vested in fiscal year 2005 and earlier were accounted for under the intrinsic value method prescribed in APB No. 25. No compensation expense related to stock option awards was recognized because the exercise price of our employee stock options equaled the market price of the underlying stock on the grant date. If we had elected to recognize compensation cost based on the fair value of the awards at the grant date, net earnings would have been the pro forma amounts shown below:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
	(Restated)	(Restated)
Net income, as reported	$21,643	$56,672
Stock-based compensation included in net income above	162	307
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(4,440)	(12,980)

Pro forma net income	$17,365	$43,999

Basic earnings per share:
As reported	$0.24	$0.63
Pro forma	$0.19	$0.49
Diluted earnings per share:
As reported	$0.23	$0.61
Pro forma	$0.19	$0.47

The effects of applying SFAS No. 123(R) in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option and other common stock-based securities were estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Risk-free rate	3.90%	3.90%
Expected years until exercise	7 years	7 years
Expected stock volatility	50%	107%
Expected dividends	$—	$—

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2006	2005	2006
Basic common shares outstanding	90,860	86,330	90,569	89,435
Effects of dilutive securities:
Stock options and restricted stock units	2,271	1,460	2,099	1,464

Diluted common shares outstanding	93,131	87,790	92,668	90,899

On October 27, 2005, the Company’s Board of Directors approved a share repurchase of up to $70 million of the Company’s common stock. From November 2005 through January 2006, the Company purchased 5,708,978 shares at a total cost of $70.0 million (an average share price of $12.26 per share).

Note 5 - Sale of Corporate Training Division

On November 8, 2005, the Company completed the sale of substantially all the assets of its corporate training division, CDI Education for Cdn $19 million ($16 million USD), plus a working capital adjustment to be made within 90 days following the closing. CDI Education provides corporate information technology (IT) and business skills training at 14 locations throughout Canada and had revenues of approximately Cdn$37 million ($30 million USD) in fiscal year ended June 30, 2005. During the third quarter ended March 31, 2006, the Company recognized a gain of approximately $1.4 million (pre-tax) related to working capital adjustment proceeds from the sale.

Note 6 - Marketable Securities

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At June 30, 2005 and March 31, 2006, there were no unrealized gains or losses on available-for-sale securities.

Note 7 - Acquisitions

On August 2, 2004, the Company acquired substantially all of the assets of A.M.I., Inc. (“AMI”). AMI operates one campus in Daytona Beach, Florida, which offers accredited diploma programs in the motorcycle, marine and personal watercraft technician fields. The purchase price was approximately $11.7 million, plus the assumption of certain liabilities of approximately $0.5 million. The Company funded the acquisition with available cash. The Company has assigned value to other intangible assets, such as accreditation, trade names, curriculum and other under SFAS 141. The Company purchased AMI to enter into the growing field of motorcycle, marine and personal watercraft technicians and to add to the Company’s growing transportation-related technical curricula, providing the Company with an additional platform for growth and enhancement of its technology programs. AMI also offers specialized motorcycle technician and dealership management programs. This acquisition was accounted for using the purchase method of accounting and AMI’s results of operation are include in the consolidated results of operations of the Company since August 2, 2004, its acquisition date.

Note 8 - Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three and nine month periods ended March 31, 2005 and 2006:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2006	2005	2006
	(Restated)		(Restated)
Net income	$21,643	$14,659	$56,672	$32,760
Foreign currency translation adjustments	1	(41)	31	337

Comprehensive income	$21,644	$14,618	$56,703	$33,097

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

The table below summarizes the liability and activity for the nine month period ended March 31, 2006, relating to the impairment, facility closing and severance charges:

	Fixed Asset Write-offs	Severance and Benefits	Facility Related	Total
Balance at March 31, 2005	$—	$290	$3,770	$4,060
Charge/adjustments	16,252	359	1,554	18,165
Cash payments	—	(193)	(546)	(739)
Asset writedowns	(16,252)	—	—	(16,252)

Balance at June 30, 2005	—	456	4,778	5,234
Charges/adjustments	—	4	—	4
Cash payments	—	(328)	(1,953)	(2,281)

Balance at March 31, 2006	$—	$132	$2,825	$2,957

Note 10 - Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2006	2005	2006
	(Restated)		(Restated)
Revenues from unaffiliated customers
U.S. operations	$223,942	$225,103	$640,705	$656,076
Canadian operations	28,906	25,150	83,534	74,938

Consolidated	$252,848	$250,253	$724,239	$731,014

		March 31, 2005	June 30, 2005	March 31, 2006
Long-lived assets
U.S. operations		$395,464	$368,663	$381,114
Canadian operations		62,211	75,944	61,842

Consolidated		$457,675	$444,607	$442,956

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 11 - Commitments and Contingencies

In the ordinary conduct of its business, the Company and its colleges are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and employment-related matters. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed below will not have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company received another putative class action complaint entitled Jennifer Baker, et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. and on April 15, 2005, the Company received another complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Baker complaint named nine plaintiffs while the Alvarez first amended and supplemental complaint named ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Baker, Satz and Travis plaintiffs seek recovery of compensatory damages and attorneys’ fees under common law and Florida’s Deceptive and Unfair Trade

Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company believes the other complaints are likewise without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in Baker and Alvarez, and the Travis court recently compelled that case to arbitration, although the plaintiff has appealed the ruling.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of the Company’s common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases have been consolidated into one action. A first consolidated amended complaint was filed in February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On September 6, 2005, the court granted the Company’s motion to dismiss, without prejudice. On October 3, 2005, the lead plaintiff filed a second consolidated amended complaint. On January 23, 2006, the court granted the Company’s motion to dismiss with respect to the plaintiff’s second consolidated amended complaint, without prejudice. On February 6, 2006, the lead plaintiff filed a third consolidated amended complaint. On April 24, 2006, the Court granted the Company’s motion to dismiss the plaintiff’s third consolidated amended complaint with prejudice, although the plaintiff has indicated it intends to appeal that ruling. The Company intends to continue vigorously defending itself and its current and former officers in this matter.

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

The California Attorney General’s Office (the “CAG”) requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures in June 2004. Since that time, the CAG has requested supplemental information in September 2004, December 2004, September 2005, January 2006, and March 2006. Additionally, the Company’s attorneys received a letter from the CAG dated May 1, 2006 in which the CAG expressed concerns about the Company’s business practices and stated that it appeared to the CAG that the Company’s practices have been and are in violation of the California Business and Professions Code and the California Education Code regarding the Company’s advertising, marketing and sale of its programs to California consumers. The letter invited Company representatives to meet with attorneys from the CAG to learn more about their specific concerns and provide additional information to the CAG. The Company has accepted the invitation to meet with the CAG and is continuing to cooperate with the inquiry.

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

On April 6, 2005, the Company was served with a lawsuit entitled Jaclyn Fisher, et al. v. Corinthian Colleges, Inc., filed by forty-one current or former medical assisting students from the Company’s Bryman College campus in Tacoma, Washington, dating back to before the Company acquired the campus. The plaintiffs allege negligent/intentional misrepresentations and violations of the state consumer protection act regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant exam. The complaint does not seek certification as a class action. The Company removed the case to federal court and prevailed on its motion to compel twenty-one of the plaintiffs with arbitration provisions to binding arbitration. Additional individual lawsuits in federal and state court and demands in arbitration have been filed by the same counsel to the original forty-one plaintiffs which contain virtually identical allegations and which raise the total number of students involved to more than one hundred and ten. The additional students are primarily from the Company’s Bryman, Tacoma campus, but are also alleged to have attended the Bryman campuses in Lynwood and Renton, Washington. Arbitration hearings have been held regarding three students who attended the Bryman campus in Renton, Washington, and the Company has prevailed in each of those matters. The Company intends to continue its vigorous defense in the remaining related cases.

On November 17, 2005, Florida Metropolitan University, Inc. (“FMUI”), a wholly-owned subsidiary of the Company, received an investigative records subpoena from the Florida Attorney General’s office regarding advertising and marketing practices of FMUI. The subpoena requested documents from the past five years generally related to advertisements, training of admissions representatives, complaints, identity and compensation of admissions representatives, identity of directors and officers of FMUI, and pending and concluded litigation. To the Company’s knowledge, the Attorney General’s office has not asserted any claims against the Company or FMUI. The Company and FMUI expect to cooperate with the inquiry.

On January 31, 2006, the Company was served with a lawsuit captioned Mercidita Garcia, et al. v. Corinthian Colleges, Inc., filed by fourteen current or former surgical technologist students from the Company’s Parks College located in Thornton, Colorado. The counsel for the plaintiffs claims to represent an additional twelve former surgical technologist students at this campus. The plaintiffs allege negligent/intentional misrepresentations/omissions and violations of the state consumer protection act regarding alleged misrepresentations about the program. The complaint does not seek certification as a class action. The Company has removed this case to federal court and now expects to move to compel the plaintiffs to binding arbitration. The Company intends to vigorously defend itself in this matter.

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

As of March 31, 2006, the Company had established aggregate reserves that are immaterial to the financial condition of the Company for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable, but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 12 - Regulatory Matters

On March 8, 2006, Corinthian Colleges, Inc. (the “Company”) received notification from the Accrediting Bureau of Health Education Schools (“ABHES”) that its Appeals Panel had remanded, or returned, the final decision regarding continued accreditation of the Company’s Georgia Medical Institute (“GMI”) campuses in Atlanta, Marietta and Jonesboro, Georgia back to the full ABHES Commission for further consideration. In December 2005, ABHES denied a grant of continued accreditation for these three GMI schools, and the Company appealed that decision in January 2006. The remand will allow the ABHES Commission to review additional information the Company has provided regarding its retention and placement rates and its general administrative capability at those campuses. The Company expects ABHES to conduct a site visit at the Atlanta and Jonesboro, Georgia campuses to evaluate these areas of focus prior to its next commission meeting. In a separate letter to the Company, ABHES has extended the current grant of accreditation for these schools through July 31, 2006.

On December 19, 2005, the Company received notification from its third-party financial aid processor that the Department of Education had transferred the Atlanta, Jonesboro and Marietta GMI campuses from the advance system of receiving Title IV funds to the reimbursement system. Under the reimbursement system, a school must advance a student’s tuition and then apply to the federal government for reimbursement, which delays receipt of Title IV funds but does not affect eligibility.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition. Revenues consist primarily of tuition and fees derived from courses taught in our colleges, schools, and training centers. Revenues from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. Our pro-rata revenue recognition policy for diploma schools calculates revenue on a daily basis for some of the Company’s schools and on a mid-month convention for other schools. If a student withdraws from a course or program, the paid but unearned portion of the student’s tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as this amount is expected to be earned within the next year.

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

Contingencies. In the ordinary conduct of the business, we are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and employment-related matters. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can reasonably estimated, we record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed will not have a material adverse effect on our financial condition or results of operations.

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

Results of Operations

Comparisons of results of operations between the first nine months of fiscal 2006 and the first nine months of fiscal 2005 are affected by the opening of three branch campuses in fiscal 2006 and the opening of five branch campuses and the acquisition of one campus in fiscal 2005, as well as the closure of ten campuses in Canada in fiscal 2005.

In July 2004, the Company announced that it would streamline its CDI post-secondary schools by beginning the “teach-out” of 10 campuses in Canada. As part of the teach-out process, the Company immediately ceased new student enrollments in the ten affected campuses, but continued to incur instructional costs through the remainder of fiscal 2005 in order to train its then-matriculated students. The teach-outs resulted in the closure of all ten campuses by the end of fiscal 2005. These closures were designed to permit the Company to reallocate resources in Canada for the remaining 34 CDI post-secondary campuses in which the Company believes it has better prospects for growth and profitability. Additionally, the Company slowed the roll-out of new branch campuses during fiscal 2005 compared to fiscal 2004, and became very selective in its acquisition criteria (completing only one transaction in early fiscal 2005) in order to focus on achieving better utilization of the significant new capacity it obtained through the opening of 10 branch campuses and the acquisition of 57 campuses and 15 training centers in fiscal 2004.

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2006	2005	2006
	(Restated)		(Restated)
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	53.1	54.9	54.0	56.1
General and administrative	8.4	10.1	8.8	9.7
Marketing and admissions	24.2	26.3	24.1	26.7
Stock based compensation	0.0	0.8	0.1	0.8

Total operating expenses	85.7	92.1	87.0	93.3
Income from operations	14.3	7.9	13.0	6.7
Interest (income)	(0.5)	(0.6)	(0.3)	(0.5)
Interest expense	0.5	0.3	0.4	0.3
Other (income) expense	0.1	(0.6)	0.0	(0.2)

Income before provision for income taxes	14.2	8.8	12.9	7.1
Provision for income taxes	5.6	2.9	5.1	2.6

Net income	8.6%	5.9%	7.8%	4.5%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Certain amounts presented below for the three months ended March 31, 2005 have been restated to reflect the change in our revenue recognition policy with respect to certain diploma programs, as discussed in Note 2 “Correction of Revenue Recognition for Certain Diploma Programs” to these unaudited condensed consolidated financial statements above.

Net Revenues. Net revenues decreased $2.6 million, or 1.0%, from $252.8 million in the third quarter of fiscal 2005 to $250.3 million in the third quarter of fiscal 2006, due primarily to the sale of our corporate training division, CDI Education, in October 2005. Excluding our corporate training division, revenue increased 1.9% in the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005 due to a 7.7% increase in the average tuition rate per student partially offset by a 5.6% decrease in average student population during the period. At March 31, 2006, student population was 69,403, compared with 72,383 at March 31, 2005. Total student starts decreased 5.1% to 24,647 for the third quarter of fiscal 2006 when compared to the third quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $3.0 million, or 2.2%, from $134.3 million in the third quarter of fiscal 2005 to $137.3 million in the third quarter of fiscal 2006. As a percentage of net revenues, educational services expenses increased from 53.1% of revenues in the third quarter of fiscal 2005 to 54.9% of revenues in the third quarter of fiscal 2006. The increase, as a percent of revenues, was due primarily to increases in compensation, facility costs, and depreciation, partially offset by a decline in bad debt expense. As of March 31, 2006, we had approximately 67 square feet of school space per student as compared to 60 square feet of school space per student as of March 31, 2005. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affected educational services expenses as a percent of revenues. Bad debt expense for the third quarter of fiscal 2006 amounted to $9.9 million or 4.0% of net revenues, compared to $12.1 million or 4.8% of net revenues for the third quarter of fiscal 2005. The reduction in bad debt was a result of increased collections and recoveries, both directly from students and former students and through the sale of a portion of our receivable portfolio to third parties. We have periodically sold receivables to third parties in the past and expect to continue to do so in the future, the timing and magnitude of which affects bad debt expense during any given period. Additionally, during the third quarter of 2006, 18 programs from current curricula were added to our schools; 14 programs were added in the U.S. and 4 were added in Canada.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $4.2 million, or 19.9%, from $21.1 million in the third quarter of fiscal 2005 to $25.3 million in the third quarter of fiscal 2006. As a percentage of net revenues, general and administrative expenses increased from 8.4% of revenues in the third quarter of fiscal 2005 to 10.1% of revenues in the third quarter of fiscal 2006 primarily as a result of increases in compensation expense and outside professional service fees.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $4.8 million, or 8.0%, from $61.1 million in the third quarter of fiscal 2005 to $65.9 million in the third quarter of fiscal 2006. As a percentage of net revenues, marketing and admissions expenses increased from 24.2% of revenues in the third quarter of fiscal 2005 to 26.3% of revenues for the third quarter of fiscal 2006 primarily as a result of increases in advertising costs, admission representative compensation and investments in lead processing technologies.

Stock Based Compensation. Stock based compensation expense resulted from our initial adoption of SFAS 123(R) during the first quarter of fiscal 2006. As a percentage of net revenues, stock based compensation expense represented 0.8% of revenues during the third quarter of fiscal 2006.

Income from Operations. Income from operations decreased 45.3% from $36.2 million in the third quarter of fiscal 2005 to $19.8 million in the third quarter of fiscal 2006. As a percentage of net revenues, income from operations decreased from 14.3% of revenues in the third quarter of fiscal 2005 to 7.9% of revenues for the third quarter of fiscal 2006. The decrease in income from operations, as a percent of revenues, is primarily a result of higher marketing and admissions costs and lower operating margins at our campuses due to the lower level of capacity utilization as discussed above.

Interest (Income) Expense, net. Interest income (net of interest expense of $0.7 million) amounted to $0.7 million in the third quarter of fiscal 2006. In the same period of the prior year, interest expense (net of interest income of $1.1 million) amounted to $0.2 million. The increase in net interest income compared to the prior year is primarily due to an increase in interest income due to an increase in investment yield rates and a reduction in interest expense related to long term debt, which was paid down with proceeds from the sale of our Corporate Training Division.

Other (Income) Expense, net. Other income amounted to $1.4 million primarily due to the sale of our Corporate Training Division and the recognized gain of approximately $1.4 million (pre-tax).

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the third quarter of fiscal 2005 compared to 33.1% in the third quarter of fiscal 2006. The reduction in the effective income tax rate is primarily due to a $1.3 million favorable IRS examination result.

Net Income. Net income decreased $6.9 million from $21.6 million in the third quarter of fiscal 2005 to $14.7 million in the third quarter of fiscal 2006. As a percentage of net revenues, net income decreased from 8.6% of revenues in the third quarter of fiscal 2005 to 5.9% of revenues for the third quarter of fiscal 2006 for the reasons previously discussed.

Income per Share. Diluted earnings per common share for the third quarter of fiscal 2006 decreased 26.1% to $0.17 per diluted common share compared to $0.23 per diluted common share for the third quarter of fiscal 2005.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Certain amounts presented below for the nine months ended March 31, 2005 have been restated to reflect the change in our revenue recognition policy with respect to certain diploma programs, as discussed in Note 2 “Correction of Revenue Recognition for Certain Diploma Programs” to these unaudited condensed consolidated financial statements above.

Net Revenues. Net revenues increased $6.8 million, or 0.9%, from $724.2 million in the first nine months of fiscal 2005 to $731.0 million in the first nine months of fiscal 2006, due primarily to a 7.2% increase in the average tuition rate per student, partially offset by a 4.1% decrease in average student population during the period. At March 31, 2006, student population was 69,403, compared with 72,383 at March 31, 2005. Total student starts decreased 4.3% to 72,776 for the first nine months of fiscal 2006 when compared to the first nine months of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $18.8 million, or 4.8%, from $391.0 million in the first nine months of fiscal 2005 to $409.8 million in the first nine months of fiscal 2006. As a percentage of net revenues, educational services expenses increased from 54.0% of revenues in the first nine months of fiscal 2005 to 56.1% of revenues in the first nine months of fiscal 2006. The increase, as a percent of revenues, was due primarily to increases in compensation, facility costs and depreciation. As of March 31, 2006, we had approximately 67 square feet of school space per student as compared to 60 square feet of school space per student at March 31, 2005. As costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affects educational services expense as a percent of revenues. Additionally, during the first nine months, 45 programs from current curricula were added to our schools; 32 programs were added in the U.S. and 13 were added in Canada.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $7.2 million, or 11.3%, from $63.8 million in the first nine months of fiscal 2005 to $71.0 million in the first nine months of fiscal 2006. As a percentage of net revenues, general and administrative expenses increased from 8.8% of revenues in the first nine months of fiscal 2005 to 9.7% of revenues in the first nine months of fiscal 2006 primarily as a result of increases in compensation expense and outside professional service fees.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $20.6 million, or 11.8%, from $174.6 million in the first nine months of fiscal 2005 to $195.2 million in the first nine months of fiscal 2006. As a percentage of net revenues, marketing and admissions expenses increased from 24.1% of revenues in the first nine months of fiscal 2005 to 26.7% of revenues for the first nine months of fiscal 2006 primarily as a result of increases in advertising costs as well as investments in lead processing technologies.

Stock Based Compensation. Stock based compensation expense resulted from our initial adoption of SFAS 123(R) during the first quarter of fiscal 2006. As a percentage of net revenues, stock based compensation expense represents 0.8% of revenues during the third quarter of fiscal 2006.

Income from Operations. Income from operations decreased 48% from $94.5 million in the first nine months of fiscal 2005 to $49.1 million in the first nine months of fiscal 2006. As a percentage of net revenues, income from operations decreased from 13.0% of revenues in the first nine months of fiscal 2005 to 6.7% of revenues for the first nine months of fiscal 2006. The decrease in income from operations, as a percent of revenues, is primarily a result of higher marketing and admissions costs and lower operating margins at our campuses due to the lower level of capacity utilization as discussed above.

Interest (Income) Expense, net. Interest income (net of interest expense of $2.5 million) amounted to $1.5 million in the first nine months of fiscal 2006. In the same period of the prior year, interest expense (net of interest income of $2.3 million) amounted to $0.9 million. The increase in net interest income compared to the prior year is primarily due to an increase in interest income due to an increase in investment yield rates and a reduction in interest expense related to long-term debt, which was paid down with proceeds from the sale of our Corporate Training Division.

Other (Income) Expense, net. Other income amounted to $1.3 million primarily due to the sale of our Corporate Training Division and the recognized gain of approximately $1.4 million (pre-tax) in the third quarter of fiscal 2006.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the first nine months of fiscal 2005 compared to 36.8% in the first nine months of fiscal 2006. The reduction in effective income tax rate is primarily due to a $1.3 million favorable IRS examination result.

Net Income. Net income decreased $23.9 million from $56.7 million in the first nine months of fiscal 2005 to $32.8 million in the first nine months of fiscal 2006. As a percentage of net revenues, net income decreased from 7.8% of revenues in the first nine months of fiscal 2005 to 4.5% of revenues for the first nine months of fiscal 2006 for the reasons previously discussed.

Income per Share. Diluted earnings per common share for the first nine months of fiscal 2006 decreased 41.0% to $0.36 per diluted common share compared to $0.61 per diluted common share for the first nine months of fiscal 2005.

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

Liquidity and Capital Resources

On June 8, 2005, we amended and restated our credit facility for the second time. The amount of the facility remained at $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a DOE financial responsibility composite score ratio. As of March 31, 2006, we were in compliance with all of the covenants. As of March 31, 2006, the credit facility had borrowings outstanding of $30.0 million and approximately $11.0 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $46.7 million as of March 31, 2006 and $90.3 million as of June 30, 2005 and the current ratios were 1.3:1 and 1.6:1, respectively. The decrease in working capital compared to June 30, 2005 is primarily due to a reduction in net accounts receivable, prepaid expense and other assets, as well as an increase in prepaid tuition.

Cash flows provided by operating activities amounted to $107.6 million in the first nine months of fiscal 2006 compared to $103.2 million provided by operating activities in the same period of fiscal 2005. The increase in cash provided by operating activities for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was primarily due to a reduction in income tax payments partially offset by a reduction of net income of $23.9 million in the first nine months of fiscal 2006 when compared to the first nine months of fiscal 2005.

Cash flows used in investing activities amounted to $50.2 million in the first nine months of fiscal 2006 compared to cash flows used in investing activities of $123.7 million in the first nine months of fiscal 2005. Cash was used in the first nine months of fiscal 2006 to invest in short term investments for $32.6 million and capital expenditures net of disposals of $35.5 million. Additionally, we received $17.2 million related to the sale of our corporate training division. Cash used in investing activities in the first nine months of fiscal 2005 was primarily due to the acquisition of AMI for $9.1 million, net of cash received and capital expenditures net of disposals of $60.9 million as well as investments in marketable securities of $53.7 million. Capital expenditures in fiscal 2006 were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be between $45 million and $50 million for fiscal 2006.

Cash flows used in financing activities in the first nine months of fiscal 2006 amounted to approximately $91.8 million compared to cash flows provided by financing activities of $3.0 million for the first nine months of fiscal 2005. The increase in cash used in financing activities in the first nine months of fiscal 2006 compared to the same period last year was due primarily to the purchase of treasury stock of $70.0 million as well as principal repayments of debt in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. We funded our cash needs through cash flow provided from operations.

On October 27, 2005 our Board of Directors approved a share repurchase of up to $70 million of our Company’s common stock. Through March 31, 2006 we purchased 5,708,978 shares for approximately $70.0 million.

Update Regarding Regulatory and Accreditation Matters

On March 8, 2006, Corinthian Colleges, Inc. (the “Company”) received notification from the Accrediting Bureau of Health Education Schools (“ABHES”) that its Appeals Panel had remanded, or returned, the final decision regarding continued accreditation of the Company’s Georgia Medical Institute (“GMI”) campuses in Atlanta, Marietta and Jonesboro, Georgia back to the full ABHES Commission for further consideration. In December 2005, ABHES denied a grant of continued accreditation for these three GMI schools, and the Company appealed that decision in January 2006. The remand will allow the ABHES Commission to review additional information the Company has provided regarding its retention and placement rates and its general administrative capability at those campuses. The Company expects ABHES to conduct a site visit at the Atlanta and Jonesboro, Georgia campuses to evaluate these areas of focus prior to its next commission meeting. In a separate letter to the Company, ABHES has extended the current grant of accreditation for these schools through July 31, 2006.

As a result of the accreditation status of our GMI Atlanta, Marietta and Jonesboro campuses, on December 19, 2005, the Company received notification from its third-party financial aid processor that the Department of Education had transferred those campuses from the advance system of receiving Title IV funds to the reimbursement system. Under the reimbursement system, a school must advance a student’s tuition and then apply to the federal government for reimbursement, which delays receipt of Title IV funds but does not affect eligibility.

As reported in the Company’s Form 10-K for the year ended June 30, 2005, the Company has pending “Show Cause” orders from ABHES relating to the Company’s Olympia College in Grand Rapids, Michigan and its two branch campuses in Kalamazoo, Michigan and Merrillville, Indiana. The Company expects ABHES to consider the Show Cause orders for these schools at its next Commission meeting.

As the Company has previously reported, the Company’s National Institute of Technology (“NIT”) campuses in Houston (Greenspoint) and San Antonio, Texas, had received Show Cause orders from ACCSCT. The Company has responded to those orders and expects ACCSCT to consider the matters at its next Commission meeting.

With respect to the schools identified above which have received Show Cause orders, each of these locations represented less than 2.5% of our fiscal 2005 operating profit individually, and, in the aggregate, they represented less than 10.5% of our fiscal 2005 operating profit (in both cases after making allocations for corporate overhead costs based on the relative revenue contributions of the schools and after excluding one-time impairment charges in fiscal 2005).

The Company reported in its report on Form 10-Q for the quarter ended December 31, 2005 that it had received a Show Cause order from ACCSCT for the Company’s Bryman College campus in San Francisco, California, related to completion and placement rates for students at that campus. In February 2006, ACCSCT dismissed this Show Cause Order.

Effect of Hurricane Katrina

We previously operated a Bryman College in New Orleans, Louisiana that suffered significant damage as a result of Hurricane Katrina in August 2005. Additionally, many of our students were displaced because of the hurricane. As a result of the damages to our facility, we will be unable to resume operations at that location. We resumed limited operations in temporary facilities in January 2006 to provide continuing services to some of the students who were enrolled at the time of the hurricane, although we have not begun enrolling new students. We currently estimate that expenses associated with hurricane Katrina will negatively impact the Company by approximately $0.01 per fully diluted share during fiscal 2006. This figure includes an estimated payment from our insurance carrier.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of March 31, 2006, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $31.2 million and capital lease obligations of $14.5 million, and (ii) student notes receivable, net, in the aggregate amount of $5.8 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollars. Our investment in our foreign operations as of March 31, 2006 was CAD $47.3 million which includes borrowings outstanding under the credit facility of CAD $35.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such terms is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of our most recently completed fiscal quarter, our disclosure controls and procedures were effective to ensure that information is recorded, processed, summarized, and reported on a timely basis. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

CORINTHIAN COLLEGES, INC.

May 10, 2006	/s/ JACK D. MASSIMINO
Jack D. Massimino
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2006	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 10, 2006	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)