Form 10-K
period 2006-06-30
CORINTHIAN COLLEGES INC
filed 2006-11-22
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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

Common Stock, $0.0001 par value per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2005, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.04 billion, based upon the closing sales price of the Common Stock as reported on Nasdaq National Stock Market on such date. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes. As of November 1, 2006, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 86,342,553.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

Corinthian Colleges, Inc. (hereinafter the “Company” or “Corinthian”) is a Delaware corporation; its principal executive offices are located at 6 Hutton Centre Drive, Suite 400, Santa Ana, California 92707.

You should keep in mind the following points as you read this Report on Form 10-K:

•	the terms “we,” “us,” “our” or the “Company” refer to Corinthian Colleges, Inc. and its subsidiaries;

•	the terms “school,” “college,” “campus,” “university” or “training center” refer to a single location of any school;

•	the term “institution” means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education, which we sometimes refer to herein as the “DOE”; and

•	our fiscal year ends on June 30; references to fiscal 2006, fiscal 2005 and fiscal 2004 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions “Business,” “Governmental Regulation and Financial Aid”, “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors.” These forward looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.	BUSINESS

Overview

Our company is one of the largest for-profit, post-secondary education companies in the United States and Canada, with more than 64,500 students enrolled as of June 30, 2006. As of June 30, 2006, we operated 95 colleges in 26 states and 33 colleges in 7 Canadian provinces, and served the large and growing segment of the population seeking to acquire career-oriented education. Our schools generally enjoy long operating histories and strong franchise value in their local markets.

We offer a variety of diploma programs and associate’s, bachelor’s and master’s degrees through five operating divisions in the U.S. and Canada. Each division is led by a division president with oversight responsibility. Below the division level are regions, each led by regional vice presidents and a regional vice president of admissions, which report to their respective division presidents.

As of June 30, 2006, the Corinthian Schools division (“CSI”) operated 45 primarily diploma-granting schools with curricula primarily in the healthcare and business fields. It seeks to provide its students the training required for a variety of entry-level positions. The Titan Schools division (“TSI”) operated 36 campuses which offer diploma and degree programs in the fields of aircraft, automotive, diesel, marine and motorcycle technologies; information and electronic technologies; other technical trades such as plumbing and electrical; and criminal justice, business, and healthcare. The Florida Metropolitan University division (“FMU”) operated 14 primarily degree-granting colleges and offers curricula principally in healthcare, business, criminal justice, and information technology and electronics. The CDI Education division (“CDI”) operated 33 colleges in Canada which offer diploma programs in allied health, business, criminal justice, and information technology. The Pegasus division operates the Company’s two online operations: FMU Online and Everest Online. Our colleges receive strategic direction and operational support from division and regional management and campus support center staff.

Historically, we have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and adopting curricula into existing colleges. Since the Company’s formation in 1995, we have acquired 95 colleges (net of closures and consolidations) and we have opened 34 branch campuses.

Operating Strategy

Key elements of our operating strategy include the following components:

Emphasize Student Outcomes. We believe that positive student outcomes are a critical component of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability, and high graduation and placement rates enhance a school’s reputation and the marketability of its programs, and increase referrals. We have implemented a variety of programs, including orientation and tutoring, academic and personal advising, ride-sharing and referral programs, all of which are designed to improve student retention to assist our students in achieving their career goals. We utilize a curriculum development team comprised of campus representatives, corporate program directors and textbook publishers, which is assisted by advisory boards comprised of local business professionals to help ensure that our curricula provide our students with the skills required by employers. We also maintain dedicated, career services personnel at our schools that undertake extensive placement efforts, including identifying prospective employers, helping students prepare resumes, conducting practice interviews, establishing externship programs and tracking students’ placement success on a monthly basis.

Create a Supportive and Friendly Learning Environment. We view our students as customers and seek to provide a supportive and convenient learning environment where student satisfaction is achieved. We offer a flexible schedule of classes, providing our students with the opportunity to attend classes throughout the day, as well as nights and weekends. Schools operate year-round, permitting students to complete their course of study quickly. We maintain reasonable class sizes and focus the efforts of our faculty on teaching students rather than research. Personal interaction between students and faculty is encouraged and we offer several support programs, such as on-campus advising and tutoring, which are designed to help students successfully complete their courses of study. We also maintain a toll-free student hotline to address and help resolve student concerns.

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

Centralize Key Functions. In order to capitalize on the experience of our senior management team and to encourage best practices, we have established a regional management organization consisting of local school administrators, regional vice presidents of operations and admissions, and division presidents, which are supported by centralized functions supervised by senior management at our campus support center.

Local school administrators retain control of the day-to-day operations of their individual schools. Local school administrators are assisted by and receive oversight from regional vice presidents and division presidents and their respective support teams. The campus support center management team controls key operational functions such as accounting, information technology, student financial services management, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, and purchasing, real estate, and accredition and licensing which we believe enables us to achieve significant operating efficiencies. For example, our campus support center management team controls the marketing and advertising function and utilizes our information technology systems to analyze the effectiveness of our marketing efforts and to make timely and efficient decisions regarding the allocation of marketing resources to individual colleges.

Growth Strategy

We intend to achieve growth in revenues through a strategy of:

Enhance Growth at Existing Campuses.

Curriculum Expansion and Development. We acquire, develop, and refine curricula based on market research and recommendations from our faculty, advisory board members and our curriculum development team. We believe considerable opportunities exist for curriculum adoption and we expect to continue to acquire and develop new curricula and selectively adopt existing curricula into both existing and new locations. In fiscal 2006, we successfully adopted 37 programs into existing U.S. schools and 15 programs into existing Canadian schools.

Integrated and Centralized Marketing Program. We employ an integrated marketing program that utilizes an extensive direct response advertising campaign delivered through television, the Internet, newspaper, and direct mail. A professional marketing staff at our campus support center coordinates marketing efforts with advertising agencies and utilizes our in-bound call center and our lead-tracking capability.

Facilities Enhancement and Expansion. We remodel, expand and relocate our existing colleges to ensure we have sufficient capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities. We expect to continue to systematically remodel and relocate selected colleges within their respective markets. Since 2002, 30 colleges have been relocated and an additional 101 campuses have been either remodeled or enlarged. We believe modern attractive education environments enhance our students’ learning experience. During fiscal 2006, we remodeled, relocated, or expanded 18 colleges. As of June 30, 2006, the total square footage of all our properties was approximately 4.7 million square feet.

Establish Additional Locations.

Since our initial public offering in February 1999, we have opened 36 branch campuses, of which 34 remain a part of our operations. Of the 36 branch campuses, 2 were opened in each of fiscal 1999 and fiscal 2000, 4 were opened in each of fiscal 2001 and fiscal 2002, 6 were opened in fiscal 2003, 10 were opened in fiscal 2004, 5 were opened in fiscal year 2005 and 3 were opened in fiscal 2006. A key advantage of this strategy is that students attending new campuses branched from existing campuses have immediate access to federally funded student financial aid. We believe that opening new branch campuses allows us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our extensive investment in curricula.

Make Strategic Acquisitions.

Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 128 campuses operated as of June 30, 2006, 95 colleges have been acquired (net of closures and consolidations). The majority of our acquisitions occurred prior to fiscal 2005. To evaluate acquisition opportunities, we have established several criteria, such as demographics, curricula, geographic proximity to our existing campuses and selected rigorous financial measurements. Since our founding in 1995, we have closed or consolidated 36 campuses.

Expand On-line Education.

Online education, or education delivered via the Internet, has become an increasingly important component of the higher education market. We offer online learning to two categories of students: those attending online classes exclusively, and those attending both a traditional classroom and supplementing their education with one or more online courses. During fiscal 2006, we experienced a significant increase in the number of students taking our online courses through the Internet. Our online learning participation increased by 30% to 83,612 course registrations in fiscal 2006. As of June 30, 2006, we offered 245 online courses through 30 campuses. Additionally, we offer all the courses necessary to complete master’s degrees in business administration and criminal justice entirely online. We offer 17 accredited degrees to students enrolled in exclusively online studies.

In fiscal 2007, we expect to continue to grow our online education by increasing the number of courses offered and expanding the programs offered online. The majority of our students participating in online learning are now registered in exclusively online programs. We began enrolling exclusively online students through our Florida Metropolitan University (“FMU”) colleges in fiscal 2002 and we started Everest Online, offering regionally-accredited degrees through our Everest College in Phoenix, Arizona, in the fourth quarter of fiscal 2005. As of June 30, 2006, we had approximately 5,400 exclusively online students.

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

Among the diploma-granting colleges, the curricula principally includes medical assisting, dental assisting, information technology, medical administrative assisting, surgical technology, massage therapy, pharmacy technician, medical insurance billing and coding, nursing, aircraft frame and power plant maintenance technology, automotive and diesel technology, HVAC, and electronics and computer technology. The curriculum at our degree-granting colleges includes accounting, business administration, computer information technology, hospitality management, marketing, criminal justice, medical assisting, paralegal, court reporting, legal assisting, and film and video. Most programs lead to an associate’s degree. At our FMU campuses, most associate’s degree programs also articulate into a bachelor’s degree in the same course of study. Master’s degrees are also offered at FMU in business administration and criminal justice.

Diploma programs generally have a duration of 6-24 months, depending on the course of study. Associate’s degree programs have a duration of 18-24 months, bachelor’s degree programs have a duration of 36-48 months and master’s degree programs have a duration of 21 months. As of June 30, 2006, we had 41,505 students (64%) enrolled in diploma programs, 18,898 (29%) students enrolled in associate’s programs 3,189 students (5%) enrolled in bachelor’s programs and 952 students (2%) enrolled in master’s programs.

The following table reflects our schools, locations, date acquired or opened, principal curricula, institutional accrediting agency, expiration of the current grant of accreditation, and square footage as of June 30, 2006. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), automotive and diesel technology (AT) and other miscellaneous programs (OTH)(1).

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Expiration of the current grant of Accreditation		Square Footage
Ashmead College, Everett, WA	08/04/2003	HC	ACCET(4)	04/15/2007		11,600
Ashmead College, Fife, WA	08/04/2003	HC	ACCET	04/15/2007		17,500
Ashmead College, Tigard, OR	08/04/2003	HC	ACCET	04/15/2007		20,600
Ashmead College, Seattle, WA	08/04/2003	HC	ACCET	04/15/2007		24,600
Ashmead College, Vancouver, WA	08/04/2003	HC	ACCET	04/15/2007		17,900
Bryman College, Alhambra, CA	01/01/1996	HC, B	ACCSCT(6)	08/01/2007		42,200
Bryman College, Anaheim, CA	07/01/1995	HC	ACCSCT	04/01/2007		31,900
Bryman College, City of Industry, CA	10/01/2000	HC, B	ACCSCT	08/01/2005	(2)	39,300
Bryman College, Everett, WA	08/04/2003	HC	ACICS(5)	12/31/2006		24,200
Bryman College, Gardena, CA	01/01/1996	HC	ACCSCT	05/01/2007		22,100
Bryman College, Hayward, CA	09/01/2001	HC	ACCSCT	10/01/2006	(2)	20,000
Bryman College, Los Angeles, CA	01/01/1996	HC	ACCSCT	11/01/2005	(2)	22,500
Bryman College, Lynnwood, WA	06/02/2002	HC	ACCSCT	06/01/2009		24,800
Bryman College, New Orleans, LA	10/01/1995	HC	ACCSCT	11/01/2006		—	(9)
Bryman College, Ontario, CA	10/01/2000	HC, B	ACCSCT	10/01/2008		34,000
Bryman College, Port Orchard, WA	08/04/2003	HC	ACICS	12/31/2006		27,600
Bryman College, Renton, WA	07/01/1996	HC	ACCSCT	05/01/2007		41,700
Bryman College, Reseda, CA	07/01/1995	HC	ACCSCT	11/01/2006	(2)	33,600
Bryman College, San Bernardino, CA	07/01/1995	HC, B	ACICS	12/31/2009		35,900
Bryman College, San Francisco, CA	10/01/1995	HC	ACCSCT	05/01/2007		30,600
Bryman College, San Jose, CA	10/01/1995	HC	ACCSCT	01/01/2008		27,900
Bryman College, St. Louis, MO	03/31/2005	HC, B	ACICS	12/31/2006		30,000
Bryman College, Tacoma, WA	08/04/2003	HC	ACICS	12/31/2006		30,700
Bryman College, Torrance, CA	01/01/2000	HC	ACCSCT	05/31/2009		7,300
Bryman College, West Los Angeles, CA	10/01/2000	HC, B	ACCSCT	05/01/2009		31,300
Bryman Institute, Brighton, MA	01/01/1996	HC	ACCSCT	11/01/2006	(2)	26,000
Bryman Institute, Chelsea, MA	03/30/2004	HC	ACCSCT	04/01/2006	(2)	30,500
Bryman Institute, Columbus, OH	09/07/2004	HC	ACCSCT	10/13/2006	(2)	28,300
Bryman Institute, Eagan, MN	06/17/2004	HC	ACCSCT	11/30/2006		23,700
Bryman Institute, South Plainfield, NJ	12/13/2005	HC	ACCSCT	10/26/2007		35,000
Everest College, Arlington, VA	01/02/2002	B, CJ, HC	ACICS	12/31/2008		23,500
Everest College, Aurora, CO	10/01/1996	HC, B, IT, CJ	ACICS	12/31/2008		33,000
Everest College, Colorado Springs, CO	10/01/1996	HC, B, IT, CJ	ACICS	12/31/2006		30,500
Everest College, Dallas, TX	02/03/2003	B, CJ, HC	ACICS	12/31/2007		45,800
Everest College, Fort Worth, TX	08/24/2004	B, CJ, HC	ACICS	12/31/2008		32,800
Everest College, McLean, VA	06/02/2004	HC, B, CJ	ACICS	12/31/2006		28,600
Everest College, Mesa, AZ	11/15/2005	B, CJ, HC	NCA(7)	1/31/2007		21,400
Everest College, Mid Cities, TX	06/09/2003	B, CJ, HC	ACICS	12/31/2006		21,500
Everest College, Ontario Metro, CA	01/01/2001	B, CJ	ACICS	12/31/2008		40,800
Everest College, Phoenix, AZ	06/01/2000	B, CJ, HC	NCA	1/31/2007		35,700
Everest College, Portland, OR	10/01/1996	HC, B, IT, CJ, OTH	ACICS	12/31/2007		35,400
Everest College, Salt Lake City, UT	10/01/1996	HC, B, IT, CJ, OTH	ACICS	12/31/2008		39,400
Everest College, Springfield, MO	10/01/1996	HC, B, IT, CJ	ACICS	12/31/2008		28,700
Everest College, Thornton, CO (3)	10/01/1996	HC, B, IT, CJ	ACICS	12/31/2008		25,900
Everest College, Vancouver, WA	10/01/1996	HC, B, IT, CJ	ACICS	12/31/2007		23,000
Everest Institute, Pittsburgh, PA	10/01/1996	HC, B, IT, CJ	ACICS	12/31/2009		39,000
Everest Institute, Silver Spring, MD	02/08/2005	HC	ACICS	12/31/2007		30,700
FMU, Brandon, FL	10/01/1996	HC, B, IT, CJ	ACICS	12/31/2006		49,300
FMU, Jacksonville, FL	07/01/2000	HC, B, IT, CJ	ACICS	12/31/2007		27,700

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Expiration of the current grant of Accreditation		Square Footage
FMU, Lakeland, FL	10/01/1996	HC, B, IT, CJ	ACICS	12/31/2007		30,400
FMU, Melbourne, FL (3)	10/01/1996	HC, B, IT, CJ, OTH	ACICS	12/31/2007		25,800
FMU, Orange Park-Jacksonville, FL	03/03/2004	HC, B, CJ	ACICS	12/31/2006		28,000
FMU, Orlando (North), FL	10/01/1996	HC, B, IT, CJ, OTH	ACICS	12/31/2007		46,000
FMU, Orlando (South), FL	10/01/1996	HC, B, IT, CJ	ACICS	12/31/2007		59,900
FMU, Pinellas, FL	10/01/1996	HC, B, IT, CJ	ACICS	12/31/2007		33,800
FMU, Pompano Beach, FL	10/01/1996	HC, B, IT, CJ, OTH	ACICS	12/31/2009		53,100
FMU, Tampa, FL (3)	10/01/1996	HC, B, IT, CJ, OTH	ACICS	12/31/2006		39,400
Georgia Medical Institute, Atlanta, GA	04/01/2000	HC	ABHES(8)	12/31/2007		30,800
Georgia Medical Institute, Dekalb, GA	05/01/2000	HC	ACCSCT	08/01/2009		18,000
Georgia Medical Institute, Jonesboro, GA	04/01/2000	HC	ABHES	12/31/2007		35,600
Georgia Medical Institute, Marietta, GA	04/01/2000	HC	ABHES	12/31/2007		24,900
Georgia Medical Institute, Norcross, GA	03/31/2003	HC	ACCSCT	03/01/2010		19,300
Kee Business College, Chesapeake, VA	03/01/1999	HC, B, CJ	ACICS	12/31/2008		26,900
Kee Business College, Newport News, VA	10/01/1995	HC, B	ACICS	12/31/2008		16,200
Las Vegas College, Henderson, NV	10/01/1996	HC, B, IT, CJ	ACICS	12/31/2009		31,500
National Institute of Technology, Austin, TX	10/02/2002	HC, OTH	ACCSCT	11/07/2009		51,900
National Institute of Technology, Cross Lanes, WV	07/01/1995	HC, IT	ACCSCT	11/01/2006	(2)	26,700
National Institute of Technology, Dearborn, MI	03/01/2001	HC, IT	ACCSCT	03/01/2008		32,400
National Institute of Technology, Detroit, MI	12/23/2003	HC	ACCSCT	01/01/2006	(2)	23,600
National Institute of Technology, Houston (Bissonet), TX	06/30/2004	HC, IT, OTH	ACCSCT	07/16/2006		60,500
National Institute of Technology, Houston (Greenspoint), TX	01/01/2000	HC	ACCSCT	02/07/2007		23,600
National Institute of Technology, Houston (Hobby), TX	12/01/2001	HC	ACCSCT	08/01/2008		26,300
National Institute of Technology, Long Beach, CA	10/01/2000	HC, IT, OTH	ACCSCT	07/01/2008		92,400
National Institute of Technology, San Antonio, TX	07/01/1995	HC, OTH	ACCSCT	05/01/2009		60,200
National Institute of Technology, Southfield, MI	01/01/1996	HC, IT	ACCSCT	02/01/2008		34,800
National School of Technology, Ft. Lauderdale, FL	09/30/2003	HC	ABHES	12/31/2007		34,500
National School of Technology, Hialeah, FL	04/01/2002	HC, CJ	ABHES	12/31/2007		24,500
National School of Technology, Kendall, FL	04/01/2002	HC, CJ	ABHES	12/31/2007		29,300
National School of Technology, N. Miami Beach, FL	04/01/2002	HC, CJ	ABHES	12/31/2007		37,400
Olympia Career Training Institute, Grand Rapids, MI	02/02/2001	HC	ABHES	12/31/2009		29,200

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Expiration of the current grant of Accreditation		Square Footage
Olympia Career Training Institute, Kalamazoo, MI	02/01/2001	HC	ABHES	12/31/2009		28,400
Olympia College, Burr Ridge, IL	07/02/2002	HC	ACCSCT	10/1/2009		29,500
Olympia College, Chicago, IL	06/26/2003	HC	ACCSCT	07/01/2010		47,300
Olympia College, Merrillville, IN	02/01/2001	HC	ABHES	12/31/2009		33,200
Olympia College, Merrionette Park, IL	10/19/2005	HC	ACICS	12/31/2009		33,800
Olympia College, N. Aurora, IL	02/01/2005	HC	ACCSCT	04/07/2007		38,500
Olympia College, Skokie, IL	05/01/2001	HC	ACCSCT	01/01/2010		36,000
Rochester Business Institute, Rochester, NY	10/01/1996	B, IT, CJ, HC	ACICS	12/31/2006		43,600
WyoTech, Boston, MA	08/06/2003	OTH	ACCSCT	07/01/2007		45,200
WyoTech, Blairsville, PA	07/01/2002	AT	ACCSCT	10/01/2008		261,800
WyoTech, Daytona Beach, FL	08/04/2004	OTH	ACCET	12/15/2007		43,800
WyoTech, Fremont, CA	08/07/2003	AT, OTH	ACCSCT	11/01/2009		124,900
WyoTech, Laramie, WY	07/01/2002	AT	ACCSCT	11/01/2009		436,200
WyoTech, Oakland, CA	03/18/2004	OTH	ACCSCT	02/01/2006	(2)	53,900
WyoTech, Sacramento, CA	01/27/2004	AT	ACCSCT	11/01/2009		162,700
Tempe Online						37,300
Campus Support Center Offices
Santa Ana, CA						127,200
Wiggins, MS						4,600
Tampa, FL						53,900
Washington, DC						2,300
Total Square Footage for U.S. Properties						4,157,000

Canadian Schools and Colleges	Opened/Acquired	Principal Curricula	Square Footage
CDI, Abbotsford, British Columbia	08/19/2003	HC, B, IT	13,600
CDI, Barrie, Ontario	08/19/2003	HC, B, CJ	14,200
CDI, Brampton, Ontario	08/19/2003	HC, B, CJ, IT	15,500
CDI, Burnaby, British Columbia	08/19/2003	HC, B, IT	25,800
CDI, Calgary (City Center), Alberta	08/19/2003	B, OTH, HC	29,300
CDI, Calgary (North), Alberta	08/19/2003	HC, B, IT	12,000
CDI, Edmonton (City Center), Alberta	08/19/2003	B,OTH, HC	17,000
CDI, Edmonton (North), Alberta	08/19/2003	HC, IT, B, CJ	10,900
CDI, Edmonton (South), Alberta	08/19/2003	B, HC, IT	10,100
CDI, Halifax, Nova Scotia	08/19/2003	IT, HC, B	8,000
CDI, Hamilton (Mountain), Ontario	08/19/2003	HC, CJ	18,500
CDI, Hamilton (City Center), Ontario	08/19/2003	B, HC, IT, CJ	7,800
CDI, Kitchener, Ontario	08/19/2003	B, HC, CJ, IT	12,600
CDI, Laval, Quebec	08/19/2003	HC, IT, B	15,100
CDI, London, Ontario	08/19/2003	HC, IT, B	12,200
CDI, Mississauga, Ontario	08/19/2003	HC, B, IT, CJ	30,400
CDI, Montreal, Quebec	08/19/2003	HC, IT, B	29,400
CDI, Newmarket, Ontario	08/19/2003	HC, B, CJ, IT	14,100

Canadian Schools and Colleges	Opened/Acquired	Principal Curricula	Square Footage
CDI, North York Ontario	08/19/2003	HC, B, CJ	17,900
CDI, Ottawa (West-Nepean), Ontario	08/19/2003	HC, B, IT, CJ	17,400
CDI, Ottawa (East), Ontario	08/19/2003	HC, B, IT, CJ	32,700
CDI, Quebec City, Quebec	08/19/2003	HC, IT, B	11,600
CDI, Saskatoon, Saskatchewan	08/19/2003	HC, IT, B	15,700
CDI, Sudbury, Ontario	08/19/2003	B, HC	10,800
CDI, Surrey, British Columbia	08/19/2003	HC, IT, B, CJ, OTH	20,900
CDI, Toronto (East), Ontario	08/19/2003	HC, B, IT, CJ	17,500
CDI, Toronto (South) Ontario	08/19/2003	HC	29,000
CDI, Toronto (Central), Ontario	08/19/2003	B, HC, IT, CJ, OTH	25,100
CDI, Thunder Bay, Ontario	08/19/2003	HC, B, IT	10,800
CDI, Vancouver, British Columbia	08/19/2003	IT, B, HC, OTH	10,600
CDI, Victoria (Bay Centre), British Columbia	08/19/2003	HC	10,500
CDI, Windsor, Ontario	08/19/2003	HC, B, CJ, IT	9,700
CDI, Winnipeg, Manitoba	08/19/2003	B, HC, IT	24,300
CDI Campus Support Center	08/19/2003		19,500
Total Square Footage for Canadian Properties			580,500
Total Square Footage for All Properties			4,737,500

(1)	OTH means “Other” and includes programs such as hotel and restaurant management, travel and hospitality, and video/film production as well as other miscellaneous programs.

(2)	Pending re-accreditation approval.

(3)	Indicates owned properties.

(4)	Accrediting Council for Continuing Education and Training

(5)	Accrediting Council for Independent Colleges and Schools

(6)	Accrediting Commission of Career Schools and Colleges of Technology

(7)	North Central Association Higher Learning Commission

(8)	Accrediting Bureau of Health Education Sciences

(9)	The Campus is leasing temporary space which is not included in square footage.

(10)	In October 2003, we completed the acquisition of CMA Careers, Inc. located in Kitchener, Ontario, Canada. The intent to acquire this campus by CDI had been agreed to prior to our acquisition of CDI.

Marketing and Recruitment

We employ a variety of methods to attract qualified applicants who will benefit from our programs and achieve success in their chosen careers. We believe prospective students are attracted to our schools due to their excellent reputations and the long operating histories of many of our schools within their respective communities. This value, along with the quality of the programs offered, has enabled us to generate significant new student enrollments from referrals. For the year ended June 30, 2006, approximately 27% of our new student enrollments in the U.S. and Canada came from referrals.

We also employ a variety of direct response marketing techniques to generate leads of potential applicants for our schools. Our marketing department generated approximately 1.7 million leads in the United States and Canada in fiscal 2006, primarily through television, internet, direct mail, newspaper, and yellow pages. The effectiveness of these marketing campaigns is dependent upon timely and accurate lead tracking. To that end, we operate a call center for our U.S. campuses at our main office in California, as well as an outsourced overflow call center, and we have an outsourced call center in Canada for our Canadian operations.

The call centers are staffed by a team of operators who receive incoming calls from prospective students attracted to our programs. These trained operators enter relevant data on each prospect into our management information system during the call and then transfer the prospective student to the appropriate school.

Our marketing agencies have access to our management information database and are provided with real time information on the effectiveness of individual campaigns. This allows them to identify leads generated by specific commercials and spot times. The agencies consult with our marketing department to adjust schedules for advertisements depending on our needs and the effectiveness of the particular advertisements. Since more than 58% of our marketing budget is spent on television and newspaper advertisements, the availability of timely and accurate lead information is critical to the leads generation process. For the year ended June 30, 2006, approximately 29% of our new student enrollments were generated through television, newspaper and yellow pages marketing, 28% were generated from the Internet, 27% were generated through referrals, 5% were generated through direct mail, and 11% were generated through a variety of other methods.

Admissions

As of June 30, 2006, we employed approximately 1,100 admissions representatives who work directly with prospective students to facilitate the admissions process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct quarterly student satisfaction surveys at our campuses in the United States in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to train our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs, and conduct student surveys which help us ensure compliance with both government regulations and our corporate policies.

One of our objectives in the admissions process is to identify students who have appropriate qualifications to succeed in our schools. Candidates for admission into most of our degree-granting colleges in the United States must have either a high school diploma or a GED and the majority of prospective students must pass a standardized admissions test. In addition, most of our colleges in the United States accept non-high school graduates who can demonstrate an ability to benefit (“ATB students”) from the program by passing certain tests which are required by the DOE. We believe that ATB students can successfully complete many of our diploma programs and our colleges have demonstrated success in graduating and placing these students over the years. As of June 30, 2006, ATB students accounted for approximately 10.5% of total enrollments in our U.S. schools.

Placement

Graduate placement outcomes are critical to our colleges’ reputations and their ability to continue to successfully recruit new students. We maintain a career services department at each college and, as of June 30, 2006, employed approximately 300 individuals in this capacity. We require our career services personnel to work with students from the time they begin their courses of study until they are successfully placed in jobs for which they are trained. Our career services departments assist students with resumes, help them develop a professional demeanor, conduct practice interview sessions, and identify prospective employers for the colleges’ graduates. Overall, we believe the efforts we devote to place our graduates have achieved excellent results.

Our colleges endeavor to obtain information regarding their students’ employment following graduation. The reliability of that information depends, to a large extent, on the completeness and accuracy of the data provided to our colleges by graduates and their employers. Based on information received from these people, we believe that approximately 82.0% of our graduates in calendar year 2005 who were available for placement have been placed in a job for which they were trained. The various accrediting agencies evaluate placement rates by individual institution and program, and have different requirements regarding which students are considered “available for placement.” In defining the graduate cohort group for the purpose of calculating placement rates, certain accrediting agencies may exclude, for example, graduates who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the U.S. after graduation. Where applicable, we have also excluded those graduates in our calculation of students available for placement and the graduate placement rate.

Tuition

Typical tuition rates for our diploma programs in the U.S. and Canada range from $3,000 to $31,000, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $235 to $350 per undergraduate credit hour, depending upon the program of study. Tuition for graduate programs ranges from $410 to $498 per credit hour. On average, an undergraduate degree candidate can expect tuition of approximately $9,200 per academic year, while a master’s degree candidate can expect tuition of approximately $10,900 per academic year. In addition to tuition, students may be required to purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges.

If a student fails to complete the period of enrollment (such as a quarter, trimester, semester, academic year, or program), the institution may be required to refund tuition previously collected to the originating or disbursing agency or to the student directly, depending on the source of the funds. Refunds are calculated in accordance with the applicable federal, state, provincial or institutional refund policies.

Campus Administration

We establish policy at our campus support center office, implement these policies, and monitor the performance of our schools through the coordination of the president and chief operating officer, the executive vice president of operations, the division presidents, our regional vice presidents of operations, the regional vice presidents of admissions and their respective support staffs and through our internal audit department. The college presidents have the responsibility for the day-to-day operation of the schools. Each U.S. college generally employs the following management personnel which report to the college president:

•	an academic dean or education director;

•	an admissions director;

•	a career services director;

•	a finance director, and

•	a business manager (where total students enrolled justify this level of support).

Our schools in Canada are typically smaller and thus employ a smaller management team. As each school’s enrollment grows,          additional management may be added.

Campus support center personnel manage several key functions, including accounting, information technology, student financial services, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, real estate, and accreditation and licensing. Among the principal oversight functions performed by campus support center personnel (in cooperation with our division, region and college management) are the annual operating budget, strategic planning and forecasting processes. These processes establish goals for each college, assist in implementing strategies and establish performance expectations and corresponding incentives. Our senior management team monitors operating performance and profitability of each college using our information systems and has established periodic communication with the college presidents to review key performance indicators such as lead flow, starts, student population, and other operating results to determine the proper course of action.

Competition

The post-secondary education market in the United States, consisting of approximately 6,500 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by our colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 2,700 private, for-profit colleges and schools. The post-secondary education market in Canada is, we believe, also highly fragmented. Typically, the tuition charged by public institutions is less than tuition we charge for comparable programs because public institutions receive state subsidies, donations and government research and other grants that are not available to our colleges. However, tuition at other private non-profit institutions is often higher than the tuition charged at our colleges.

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

Facilities

Our campus support center office is located in Santa Ana, California and our 128 campuses as of June 30, 2006, are located in 26 states and 7 Canadian provinces. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity at our facilities and the expected future facilities capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2002 through fiscal 2006, approximately 23% of the campuses have been relocated and an additional 78% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended:

	2006	2005	2004	2003	2002
Opened
Acquired	0	1	72	4	3
Branched	3	5	10	6	4
Closed or combined	17	12	5	0	2
Total campuses/training centers at year end	128	142	148	71	61
Relocated	6	10	5	3	6
Enlarged or remodeled	12	32	30	17	10

All but four of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

Management and Employees

Our company is led by David G. Moore, Chairman of the Board, Jack D. Massimino, Chief Executive Officer, and Peter C. Waller, President and Chief Operating Officer. They are assisted by the other executive officers of the Company: Beth A. Wilson, Kenneth S. Ord , William B. Buchanan, Mark L. Pelesh, Richard L. Cochran, Robert C. Owen and Stan A. Mortensen. In addition to the executive officers, our management team includes other vice presidents and senior vice presidents who provide supervision of various functional areas and the presidents of our operating divisions. As of June 30, 2006, we had approximately 9,500 employees in the U.S. and Canada, of whom approximately 3,700 were part-time and approximately 490 were employed at or assigned to our campus support center and regional offices.

Faculty

The faculty members at our colleges are industry professionals and hold appropriate credentials in their respective disciplines. We choose faculty who possess the requisite academic and experiential qualifications and who we believe will be successful in working with our students and encourage them to pursue professional development activities to enhance their functional and classroom skills. We believe the skill and dedication of our faculty is critical to the academic and professional success of our students. As of June 30, 2006, we employed 4,272 faculty in the United States and Canada, 1,301 of whom were full-time employees. Faculty represents approximately 45% of our employees.

Available Information

Free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports may be obtained through our website at www.cci.edu, or by contacting our investor relations department after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website or any of the information contained therein should be deemed to be part of, or incorporated into, this Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of November 1, 2006, as well as other “significant employees” of the Company as defined under Item 401(c) of Regulation S-K:

Name	Age	Position
David G. Moore	68	Chairman of the Board
Jack D. Massimino	57	Chief Executive Officer
Peter C. Waller	52	President and Chief Operating Officer
Beth A. Wilson	54	Executive Vice President, Operations
Kenneth S. Ord	60	Executive Vice President and Chief Financial Officer
William B. Buchanan	40	Executive Vice President, Marketing
Mark L. Pelesh	53	Executive Vice President, Legislative and Regulatory Affairs
Richard L. Cochran	44	Executive Vice President, Admissions
Stan A. Mortensen	39	Senior Vice President, General Counsel and Corporate Secretary
Robert C. Owen	45	Senior Vice President and Chief Accounting Officer
Janis Y. Schoonmaker	50	President and Chief Operating Officer, FMU Division
William P. Murtagh, Jr.	53	President and Chief Operating Officer, CSI Division
Timothy T. Schutz	58	President and Chief Operating Officer, TSI Division
Guy M. Marsala	55	President and Chief Operating Officer, CDI Division
David A. Poldoian	53	President and Chief Operating Officer, Pegasus Division

David G. Moore is one of the founders of our company and has served as a member of our board of directors, since our inception in July 1995. He was elected the Chairman of the Board in August of 2001. Immediately prior to forming our company, he was President of National Education Centers, Inc. (“NECI”), a subsidiary of National Education Corporation. From 1992 to 1994, Mr. Moore served as President of DeVry Institute of Technology in Los Angeles, where he developed DeVry’s West Coast growth strategy. From 1980 to 1992, he was employed by Mott Community College in Flint, Michigan, where he was President from 1984 to 1992. From 1960 to 1980, Mr. Moore served a distinguished career in the U.S. Army, retiring at the rank of Colonel. Mr. Moore received a Bachelor of Arts in Political Science from Seattle University and Master’s of Business Administration from the University of Puget Sound. He has also completed the Management of Higher Education Program at Harvard University, post graduate studies in Higher Education Management at the University of Michigan and graduate study and research in Computer Science at Kansas State University.

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

Peter C. Waller, became our President and Chief Operating Officer in February 2006. Mr. Waller has a 30-year career that includes expertise in marketing, operations and finance. Prior to joining the Company, he served as CEO and then as Executive Partner at ThreeSixty Sourcing, Inc. from 2001 to 2006. Previously he was President of Irvine, California-based Taco Bell from 1997 to 2000. He first joined Taco Bell in 1996. Prior to his experience at Taco Bell, Mr. Waller spent six years at Kentucky Fried Chicken of PepsiCo where he went from Managing Director for Western Europe, to Marketing Director for the South Pacific based in Sydney, Australia, and finally, to Chief Marketing Officer for KFC in the United States. He began his marketing career in 1975 at Procter and Gamble, United Kingdom, serving as a brand manager in the personal care products category and was later recruited to Gillette in 1981. Mr. Waller holds a Master of Arts degree in Modern History from St. Catherine’s College of Oxford University.

Beth A. Wilson has been employed by us since our inception in July 1995. She was promoted to Executive Vice President in July 2001. Previously, Ms. Wilson was Vice President of Operations from June 1998 to June 2001. Ms. Wilson was Regional Operations Director for Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by NECI from 1991 to 1995, initially as Executive Director of its Capital Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Additionally, between 1999 and 2003 Ms. Wilson served as a Commissioner for ACCSCT. Ms. Wilson earned a Master’s of Business Administration from National University and a Bachelor of Arts degree from California State College, Sonoma.

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

Richard L. Cochran has more than 20 years of sales and management experience in various industries, including post-secondary education, educational publishing, and information technology. Prior to joining our company, he was Senior Vice President of Business Development for TeleTech from 2005 to 2006. Previously, he was a corporate vice president at Career Education Corporation from 2003 to 2005, where he led an organization of 1,500 admissions representatives and 200 managers in the United States, France, Dubai and London. Prior to joining Career Education, Mr. Cochran was senior vice president at Thomson Learning, a division of Thomson Corporation, from 2001 to 2003, where he led the development and build-out of a new business services unit that provided integrated web and classroom based educational and information solutions to corporations across multiple industries. Mr. Cochran worked at Electronic Data Systems and Perot Systems (and other affiliated companies) from 1989 to 2001, where he served in a variety of senior level sales and operational positions. Mr. Cochran earned a Bachelor of Science degree in business management and organization from the University of Miami.

Stan A. Mortensen has served as our Senior Vice President, General Counsel and Corporate Secretary since August 2002. Prior to his appointment as Senior Vice President, Mr. Mortensen served as Vice President, General Counsel and Corporate Secretary since January 2000. Prior to that time, Mr. Mortensen was an attorney at the law firm of O’Melveny & Myers LLP from March 1997 through December 1999, where his practice focused on securities law, corporate finance, mergers and acquisitions, and general corporate matters. From August 1994 through February 1997, Mr. Mortensen was an attorney at the law firm of Robins, Kaplan, Miller & Ciresi, where his practice focused on commercial litigation. Mr. Mortensen received a Juris Doctorate and a Bachelor of Arts in Political Science from Brigham Young University.

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

Janis Y. Schoonmaker was appointed President and Chief Operating Officer of Florida Metropolitan University in March 2006. Ms. Schoonmaker has more than 24 years of experience in the private postsecondary career education industry, and has been a Corinthian manager since 1996. Prior to her current position, she served as President of the RCI Division; President of the University Division; Regional Vice President of Operations for RCI; and Regional Vice President of Operations within the CSI Division. From 1986 to 1998 she served as President of three career colleges: Duff’s Business Institute, Pittsburgh, Pennsylvania; Parks College, Denver, Colorado; and Phillips Junior College, Fayetteville, North Carolina. She entered the career colleges industry in 1983 as a Director of Career Services of Kings College, Raleigh, North Carolina, and her role was expanded to Vice President of Career Services for the Rutledge Education System. Additionally, Ms. Schoonmaker served as Director of Training and Development for Telecom Corporation. Ms. Schoonmaker earned a BSW in Social Work from Shippensburg University, Shippensburg, PA, and continued her studies in Adult and Community College Education at North Carolina State University and Management at Webster University.

William P. Murtagh, Jr. was named President and Chief Operating Officer of the CSI division in April 2005, and served as President of the CDI-PS division from November 2003 to April 2005. Prior to joining our company, Mr. Murtagh was President of International Education Corporation, based in Irvine, California, from 2001 to 2003. Earlier, Mr. Murtagh was a minority owner, President and Chief Executive Officer of Professional Training Programs located in Denver, Colorado, and upon the sale of that company to Quest Education Corp. in 2000, he became the Director of Operations-Southwest for Quest. Mr. Murtagh holds a Bachelor of Arts in Political Science from Fairfield University.

Timothy T. Schutz has served as the President and Chief Operating Officer of the TSI division since July of 2003, and prior to holding that position, Mr. Schutz was President of the RCI division starting in July of 2002. Between 1988 and 2002, Mr. Schutz served in several capacities within the education industry, including Vice President for the Midwest Region of North American Training Services, President of Sequoia Education, Inc. and President of the Art Institute of Seattle. Mr. Schutz was employed in various positions, including President, of Wyoming Technical Institute in Laramie, Wyoming from 1976 to 1988. Additionally, between 1992 and 1996, Mr. Schultz served as a Commissioner for ACCSCT, and he is currently serving in a similar position through 2008. Mr. Schutz holds a Bachelor of Arts degree from Concordia College and a Master of Science degree from North Dakota State University.

Guy M. Marsala was named President and Chief Operating Officer of the Company’s CDI division in April 2005, and previously served as the Company’s Executive Vice President, Administration, starting on November 2004. From 2003 to 2004, Mr. Marsala held the position of President of the Galls Division of Aramark Corporation, and prior to that he was Midwest Group President for Corporate Express, Inc. from 1998 to 2002. Before joining Corporate Express, Mr. Marsala served as Chief Operating Officer of Navarre Corporation, a position he held from 1996 to 1998. Earlier in his career Mr. Marsala worked for Jostens, PepsiCo and American Hospital Supply Corporation. Mr. Marsala earned a Bachelor of Science degree from the United States Military Academy (West Point) and a Masters in Business Administration from the University of Dallas in Irving, Texas.

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

GOVERNMENTAL REGULATIONS AND FINANCIAL AID

U.S. Regulations

Students attending our schools in the U.S. finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) federal financial aid programs and loans from the Company or third parties.

We estimate that during fiscal 2006 approximately 79.3% of our students in the U.S. received some federal Title IV financial aid. For fiscal 2006, approximately 75.3% of our revenues (on a cash basis) were derived from federal Title IV programs (as defined herein).

If any of our institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students in the U.S. obtain access to federal student financial aid through a DOE-prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs is to the students, who then apply those funds to the cost of their education. The receipt of funds from federal financial aid programs reduces the students’ amount due to the institution, but does not affect the Company’s revenue recognition.

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

The federally guaranteed loans referred to by us are authorized by the HEA and are guaranteed ultimately by The U.S. Secretary of Education. The guaranteed loans are neither guaranteed by us, nor can such guaranteed loans become our obligation. Accordingly, we do not record an obligation to repay any of the guaranteed loans that are not repaid by our former students, and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federally guaranteed loans.

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

The DOE regulations define an institution as a main campus and its additional locations, if any. As defined by the DOE, our main campuses and additional locations in the U.S. are as follows:

Main Campus	Additional Locations

Ashmead College, Seattle, WA	Ashmead College, Fife, WA Ashmead College, Vancouver, WA Ashmead College, Everett, WA Ashmead College, Tigard, OR

Bryman College, Alhambra, CA	Bryman Institute, Chelsea, MA

Bryman College, Brighton, MA	Olympia College, North Aurora, IL

Bryman College, Gardena, CA	GMI, Norcross, GA

Bryman College, Hayward, CA	Bryman College, New Orleans, LA

Bryman College, Ontario, CA	Bryman Institute, Columbus, Ohio

Bryman College, Port Orchard, WA	Bryman College, Everett, WA Bryman College, Tacoma, WA Bryman College, St. Louis, MO

Bryman College, Renton, WA	Bryman College, Lynnwood, WA NIT, Houston (Bissonnet), TX

Bryman College, San Francisco, CA	Olympia College, Chicago, IL

Everest College, Colorado Springs, CO	Everest College, McLean, VA

Everest College, Phoenix, AZ	Everest College, Mesa, AZ

Everest College, Portland, OR	Everest College, Vancouver, WA Everest College, Dallas, TX Everest Institute, Silver Springs, MD

Everest College, Salt Lake City, UT	Everest College, Fort Worth, TX

Everest College, Springfield, MO	Everest College, Ontario Metro, CA

Everest College, Thornton, CO	Everest College, Aurora, CO Everest College, Arlington, VA

FMU, Orlando (North), FL	FMU, Melbourne, FL FMU, Orlando (South), FL

FMU, Pinellas, FL	FMU, Lakeland, FL FMU, Jacksonville, FL

FMU, Pompano Beach, FL	Olympia College, Merrionette Park, IL

FMU, Tampa, FL	FMU, Brandon, FL FMU, Orange Park, FL

GMI, Atlanta, GA	GMI, Jonesboro, GA GMI, Marietta, GA

Kee Business College, Newport News, VA	Kee Business College, Chesapeake, VA

NIT, Cross Lanes, WV	GMI, Dekalb, GA Bryman Institute, Eagan, MN

NIT, Long Beach, CA	Bryman College, City of Industry, CA Bryman College, West Los Angeles, CA

NIT, San Antonio, TX	NIT, Houston (Greenspoint), TX NIT, Houston (Hobby), TX

NIT, Southfield, MI	Bryman Institute, South Plainfield, NJ NIT, Dearborn, MI NIT, Detroit, MI NIT, Austin, TX

NST, Kendall, FL	NST, Ft. Lauderdale, FL

NST, North Miami Beach, FL	NST, Hialeah, FL

Olympia Career Training Institute, Grand Rapids, MI	Olympia Career Training Institute, Kalamazoo, MI Olympia College, Merrillville, IN

Olympia College, Skokie, IL	Olympia College, Burr Ridge, IL

Main Campus	Additional Locations
Rochester Business Institute, Rochester, NY	Everest College, Mid-Cities, TX

WyoTech, Fremont, CA	WyoTech, Oakland, CA

WyoTech, Laramie, WY	WyoTech, Blairsville, PA WyoTech, Sacramento, CA

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

Accrediting Agency	Number of Schools Accredited	% of Total Schools
Accrediting Commission of Career Schools and Colleges of Technology	42	44%
Accrediting Council for Independent Colleges and Schools	35	37%
Accrediting Bureau of Health Education Sciences	10	11%
Accrediting Council for Continuing Education and Training	6	6%
North Central Association Higher Learning Commission	2	2%

Total U.S. Schools	95	100%

The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution’s operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEA, recognized accrediting agencies must conduct regular reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing a change of ownership must be reviewed by the appropriate accrediting agency. All of our colleges in the U.S. have been visited and reviewed by their respective accrediting agencies subsequent to the date of acquisition by us. Accrediting agencies also monitor institutions’ compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also require the institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, typically completion or graduate placement outcomes. This is commonly referred to as being on “reporting” status. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. Being on probation, show cause, or reporting status may cause an accreditor to deny an institution permission, or otherwise delay approval, to open and commence instruction at new locations or to add new programs.

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

As the Company has previously reported, the Company’s National Institute of Technology (“NIT”) campuses in San Antonio, Texas, and Houston (Greenspoint) Texas had received Show Cause orders from ACCSCT. In a letter dated June 9,

2006, ACCSCT removed the Show Cause order at the Houston (Greenspoint) Campus. In another letter dated June 9, 2006, ACCSCT continued the Show Cause order at the NIT campus in San Antonio.

In a letter from ACCSCT dated June 9, 2006, the Company was informed of a Show Cause action regarding our Bryman College campus at LA Wilshire. In another letter from ACCSCT dated June 27, 2006, the Company was informed of a Show Cause action regarding our NIT campus in Dearborn, Michigan.

With respect to the schools identified above which have received Show Cause orders, each of these locations represented less than 7% of our fiscal 2006 operating profit individually and in the aggregate.

Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by one or more of these schools to satisfactorily resolve the show cause orders could have a material adverse effect on our business, results of operation and financial condition.

Supplemental Reports. As of June 30, 2006, thirty two of our colleges were placed on reporting to their respective accrediting agencies, primarily with respect to the completion, retention, and/or placement rates of their students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

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

Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 1998. Consequently, Congress has been considering the reauthorization of the HEA. Although it is unclear at this time when reauthorization will be concluded and all of the changes Congress may make to the HEA as a result of reauthorization, we believe that upon completion of reauthorization, our institutions and students will continue to have access to Title IV funds. The changes made by Congress to date have expanded the access of our students and institutions to Title IV funds by increasing loan limits for first and second year students and lifting restrictions on on-line education programs and students. However, if other substantial changes were made to HEA that adversely affected the terms and conditions of our schools’ participation in the Title IV programs as a result of reauthorization, it could have a material adverse impact on our operating results and cash flows.

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

Pell. Pell grants are the primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 2005-2006 award year, Pell grants ranged from $400 to $4,050 per year. Amounts received by students enrolled in our institutions in the 2005-2006 award year under the Pell program equaled approximately 18.7% of our net revenue (on a cash basis).

FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2005-2006 award year, our contribution was met by approximately $1.8 million in funds from our institutions, funds from state scholarships and grants, and funds from foundations and other charitable organizations. Amounts received by students in our institutions under the federal share (including the FSEOG match) of the FSEOG programs in the 2005-2006 award year equaled approximately 0.9% of our net revenue (on a cash basis).

FFEL and FDL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the William D. Ford Federal Direct Loan (“FDL”) program, students may obtain loans directly from the DOE rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. None of our schools participate in the FDL program. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Effective July 1, 2007, these limits will increase to $3,500 for students in their first academic year and $4,500 for students in their second academic year. Students with financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in our institutions under the Stafford program in the 2005-2006 award year equaled approximately 22.1% of our net revenue (on a cash basis). PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Amounts received by students in our institutions under the PLUS program in the 2005-2006 award year equaled approximately 9.0% of our net revenue (on a cash basis).

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

Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each award year, with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate a financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2005-2006 award year, we collected approximately $4.2 million from our former students in repayment of Perkins loans. In the 2005-2006 award year, we had no required matching contribution. The Perkins loans disbursed to students in our institutions in the 2005-2006 award year equaled approximately 0.5% of our net revenue (on a cash basis).

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

The following table sets forth the final Cohort Default Rates for our institutions in the U.S. for federal fiscal years 2004 and 2003, and 2002:

Institution	2004	2003	2002
Ashmead College, Seattle, WA (Fife, Vancouver, and Everett, WA, and Tigard, OR) (1)	5.3%	4.7%	6.1%
Bryman College, Alhambra, CA (Bryman Institute, Chelsea, MA (1)	11.8%	10.5%	7.6%
Bryman College, Gardena, CA (GMI, Norcross, GA) (1)	10.2%	6.4%	9.5%
Bryman College, Los Angeles, CA	5.3%	8.4%	9.9%
Bryman College, Anaheim, CA	8.5%	7.0%	8.8%
Bryman College, San Francisco, CA (Olympia College, Chicago, IL) (1)	9.4%	9.5%	10.3%
Bryman College, San Jose, CA	12.5%	11.4%	8.8%
Bryman College, Hayward, CA (New Orleans, LA) (1)	8.9%	6.3%	12.6%
Bryman College, Renton, WA (Lynnwood, WA; NIT, Bissonet, TX) (1)	7.5%	6.4%	10.3%
Bryman College, Reseda, CA	8.4%	7.2%	6.6%
Bryman College, Ontario, CA	6.7%	7.3%	10.2%
Bryman College, Torrance, CA	8.6%	12.4%	11.5%
Bryman College, Port Orchard, WA (Everett, and Tacoma, WA) (1)	9.0%	11.3%	11.2%
Bryman College, San Bernardino, CA	13.0%	10.5%	6.9%
Bryman Institute, Brighton, MA	9.2%	7.5%	14.7%
Everest College, Colorado Springs, CO (Parks College, McLean, VA) (1)	8.6%	6.8%	12.5%
Everest College, Phoenix, AZ	9.5%	15.6%	17.7%
Everest College, Portland, OR (Vancouver, WA, and Dallas, TX) (1)	13.5%	9.6%	13.4%
Everest College, Salt Lake City, UT	16.4%	13.1%	13.8%
Everest College, Springfield, MO (Ontario Metro, CA) (1)	12.6%	10.6%	15.4%
Everest College, Thornton, CO (Aurora, CO, and Arlington, VA) (1)	14.3%	10.1%	13.3%
Everest Institute, Pittsburgh, PA	11.7%	13.2%	21.9%
FMU, Orlando (North), FL (Orlando South, and Melbourne, FL) (1)	12.4%	9.0%	9.7%
FMU, Pinellas, FL (Lakeland and Jacksonville, FL) (1)	11.4%	10.6%	11.4%
FMU, Pompano Beach, FL	10.0%	7.7%	9.0%
FMU, Tampa, FL (Brandon and Orange Park, FL) (1)	13.3%	9.2%	9.7%
GMI, Atlanta, GA (Jonesboro and Marietta, GA) (1)	13.0%	10.2%	15.4%
Kee Business College, Newport News, VA (Chesapeake, VA) (1)	14.1%	7.8%	11.4%
Las Vegas College, Las Vegas, NV (Henderson, NV) (1)	16.3%	13.6%	16.2%
National School of Technology, North Miami Beach, FL (Hialeah, FL) (1)	12.9%	9.0%	12.0%
National School of Technology, Kendall, FL (Ft. Lauderdale, FL) (1)	11.8%	12.5%	7.7%
NIT, Cross Lanes, WV (GMI, Dekalb, GA; Bryman Institute, Eagan, MN) (1)	15.4%	10.0%	10.6%
NIT, Long Beach, CA (Bryman College, West Los Angeles and City of Industry, CA) (1)	13.6%	12.5%	12.8%
NIT, San Antonio, TX (Houston, Greenspoint, and Hobby, TX) (1)	17.5%	14.9%	14.5%
NIT, Southfield, MI (Dearborn and Detroit, MI, and Austin, TX) (1)	14.5%	4.9%	8.7%
Olympia College, Skokie, IL (Burr Ridge, IL) (1)	9.4%	8.1%	7.6%
Olympia Career Training Institute, Grand Rapids, MI, (Kalamazoo, MI, and Olympia College, Merrillville, IN) (1)	8.3%	6.4%	9.1%
Rochester Business Institute, Rochester, NY (Everest College, Mid Cities, TX) (1)	13.2%	9.4%	12.2%
WyoTech, Boston, MA	5.9%	5.8%	15.6%
WyoTech, Daytona Beach, FL	14.3%	8.0%	11.9%
WyoTech, Fremont, CA (Oakland, CA) (1)	14.2%	14.0%	13.1%
WyoTech, Laramie, WY (Sacramento, CA and Blairsville, PA) (1)	3.7%	4.0%	4.4%
Consolidated Average Cohort Default Rate	11.6%	9.3%	11.1%

(1)	Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.

In addition, if an institution’s Cohort Default Rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Ten of our institutions have Perkins program Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 2004 federal award year, the most recent year for which such rates have been calculated. During fiscal 2004, Perkins loans amounted to a very small percentage of the total cash revenues of the corporation but were still a useful funding source for those schools that participate and make use of those funds. The Perkins program Cohort Default Rates for these institutions generally range from less than 10% to the mid-twenties. Default rates in excess of 15% could result in provisional certification status. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

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

Regulatory Oversight. The HEA provides for a three-part initiative, generally referred to as the Triad, to provide regulatory oversight of post-secondary education institutions. The first part of the Triad consists of accrediting agencies which review and accredit our campuses. Their examinations pertain to such areas as student achievement, curriculum, faculty, facilities, equipment, admissions, financial responsibility and timeliness of student refunds. The Triad provisions also require each accrediting agency recognized by the DOE to undergo comprehensive periodic reviews by the DOE to ascertain whether such accrediting agency is adhering to required standards.

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

Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the DOE’s recertification process and also annually as each institution submits its audited financial statements to the DOE. As part of the evaluation of an institution’s financial responsibility, the DOE calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio, and a net income ratio. Each ratio is scored separately and then combined to determine the institution’s financial responsibility. If an institution’s composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but within a designated threshold level (the “Zone,” which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of the DOE. If an institution’s composite score falls below the minimum threshold level of 1.0 or is in the Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of the DOE.

For fiscal 2006, our calculations reflect that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. For purposes of performing such calculations on an individual school basis, the Company makes certain allocations of corporate cash to the individual campuses. Also, our Company, on a consolidated basis, meets the requirements with the composite score of 1.8.

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

Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution that has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, we currently have outstanding letters of credit because of late refunds at 8 of our schools in the aggregate amount of approximately $3.0 million. There can be no assurance that, upon review by the DOE, that we will not be required to post additional letters of credit in favor of the DOE on behalf of the affected colleges.

Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control, including all of the institutions that we have acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution’s access to Title IV Program funds. As of June 30, 2006, fifteen of our acquired schools are on provisional certification due to their change in ownership.

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

Generally, if an institution is eligible to participate in the Title IV Programs and adds an educational program after it has been designated as an eligible institution, the institution must apply to the DOE to have the additional program designated as eligible. However, an institution is not obligated to obtain DOE approval of an additional program that leads to an associate’s, bachelor’s or master’s degree or which prepares students for gainful employment in the same or related recognized occupation through an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Further, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that at least 70% of all students who enroll in such programs complete them within a prescribed time and at least 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of our colleges offer such short-term programs in compliance with DOE regulations. Students enrolled in such programs represent a small percentage of the total enrollment at our colleges. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs without the DOE’s express approval, the institution would likely be required to repay the Title IV Program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our campuses also have requirements that may, in certain instances, limit our ability to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the “ability to benefit” from the program of study. Eighty-seven of our colleges admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student’s achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. In addition to the testing requirements, the DOE regulations prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution. None of our colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2006, ATB students represented approximately 10.5% of our total student population.

The “90/10 Rule” Under a provision of the HEA commonly referred to as the “90/10 Rule,” a private, for-profit institution, such as each of our institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue for the prior fiscal year was derived from the Title IV Programs. Any institution that violates the 90/10 Rule immediately becomes ineligible to participate in the Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. Since this requirement took effect, each of our U.S. institutions has met this requirement in each fiscal year. For fiscal 2006, approximately 75.3% of our revenues (on a cash basis) were derived from federal Title IV programs (as defined herein). We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, we evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the 90/10 Rule.

Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity for programs eligible for Title IV Program funds. The DOE has published regulations to attempt to clarify this so-called “incentive compensation” prohibition. The regulations identify 12 compensation arrangements that the DOE has determined are not in violation of the incentive compensation prohibition, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The DOE’s regulations do not establish clear criteria for compliance in all circumstances, and the DOE has announced that it will no longer review and approve individual schools’ compensation plans. Nonetheless, we believe that our current compensation plans are in compliance with HEA standards and the DOE’s regulations, although we cannot provide assurance that the DOE will not find deficiencies in our compensation plans.

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

Licensing/Registration. Our ability to provide private-for-profit post-secondary education and grant diplomas to graduates in Canada is regulated by provincial governments. In each of the seven provinces (the “Regulating Provinces”) in which we operate, the provincial ministry of education or ministry of training is responsible for registering or licensing and regulating private-for-profit educational institutions. The applicable private vocational schools (“PVS”)/ private career college (“PCC”) legislation in each of the Regulating Provinces stipulates that an education provider, such as our Canadian division, CDI, must register or license each of its diploma granting programs as well as each of its campuses with the requisite ministry. Typical requirements for obtaining this licensed or registered status include the financial viability of the campus, the “integrity and honesty” of the applicant’s officers and directors, and the reasonable expectation that the course of study offered by the applicant (the PVS or PCC) will provide the skills requisite for employment in the vocation in which it is being trained. Licenses or registrations must be renewed by the PVS/PCC annually, except in Saskatchewan and Quebec which provide for multiple year renewal periods. Each Regulating Province has the statutory power to deny, refuse to renew, suspend or revoke a license or registration where the PVS/PCC is in breach of a term or condition of the registration found in the applicable statute. We believe all of our Canadian campuses and each of the diploma programs offered in Canada are licensed or registered in their respective Regulating Province. In May 2005, as part of the Ontario Government’s budget bill (Bill 197), the Private Career Colleges Act was introduced and read in the Ontario Legislative Assembly. This legislation has passed the Legislature and became effective during September 2006.

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

Financial aid programs provide students with access to funds during their study period, based on a needs test. The loans are provided through the National Student Loan Center for the program. The funds are loaned interest-free to the student during the study period and this interest-free period generally continues for a six-month period after graduation. After the interest-free period has concluded, the student must begin repayments of the loan with interest. During the student’s interest-free period, interest is paid by the federal and/or provincial governments to the National Student Loan Center. Recently, government spending on the repayment of defaulted student loans has become a sensitive political issue. Several of the governments in the Regulating Provinces have, or are in the process of, reforming their student financial aid regimes to address this concern. The Ontario government has an initiative to reduce the number of loan defaults in that province. In addition to several other facets of this initiative, the Ministry of Training, Colleges and Universities (the “Ministry”) has adopted a policy whereby they will only guarantee defaulted student loans to a certain capped amount, beyond which the applicable PCC is responsible for guaranteeing repayment. For the 2006/07 default cohort year, we have nine Ontario locations that were required to issue a promissory note and/or collateral due to the default sharing program. Should the default rate in 2009 be below threshold (25%), no payment will be required.

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

ITEM 1A.	RISK FACTORS

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

Congress has been reviewing the reauthorization of HEA, which provides for federal student financial aid programs. Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 1998. Approximately 75.3% of our revenues (on a cash basis) are derived from federal student financial aid programs. It is uncertain when reauthorization will be completed and all of the changes Congress may ultimately make to the HEA as a result of reauthorization. As in previous reauthorizations, we believe that following reauthorization of HEA our students will have access to federal student financial aid programs. However, any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our business. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

If we do not meet specific financial responsibility ratios and tests established by the DOE, our U.S. schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the DOE calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution’s financial responsibility. If an institution’s score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2006, our calculations show that all of our schools exceed this requirement on an individual basis and are eligible to participate in the federal student financial aid programs, with composite scores ranging from 1.5 to 3.0. On a consolidated basis, we also exceed this requirement with the composite score of 1.8. We cannot assure you that we and our institutions will continue to satisfy the numeric standards in the future.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

A proprietary institution loses its eligibility to participate in the federal student financial aid programs for a period of one year if it derives more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violates this rule immediately becomes ineligible to participate in federal student financial aid programs and is ineligible to reapply to regain its eligibility until the following fiscal year. Based on our calculations, none of our institutions received more than 90% of its revenues, on a cash basis, in fiscal 2006, with our highest institution receiving 85.1% of its revenues, on a cash basis, from federal student financial aid programs. On a consolidated basis, we received 75.3% of our revenues, on a cash basis, from federal student financial aid programs in fiscal 2006. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if their current and former students’ loan default rates on federally guaranteed student loans made by third parties are too high.

An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federally guaranteed student loans funded by third parties equal or exceed 25% per year for three consecutive years. For federal fiscal year 2004, the last year for which final rates have been published, default rates for our institutions range from a low of 3.7% to a high of 17.5%. We review all annually published Cohort Default Rates and appeal the rates we believe are inaccurate. If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

One or more of our institutions may have to post a letter of credit or be subject to other sanctions if they do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study.

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that was disbursed to students who withdrew from their educational programs before completing them, and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the DOE or be otherwise sanctioned by the DOE. An institution is required to post a letter of credit with the DOE in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution was found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. The requirement to post a letter of credit or other sanctions by the DOE could increase our cost of regulatory compliance and adversely affect our results of operations.

If regulators do not approve our acquisitions, the acquired school(s) would not be permitted to participate in federal student financial aid programs.

When we acquire an institution that participates in federal student financial aid programs, we must seek approval from the DOE and most applicable state agencies and accrediting agencies, because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the DOE standards can result in the temporary suspension of the institution’s participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the DOE and the DOE issues a temporary certification document. If we are unable to obtain approvals from the state agencies, accrediting agencies or DOE for any institution we may acquire in the future, depending on the size of that acquisition, such a failure to obtain approval could have a material adverse effect on our business.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

Additionally, if regulators do not approve transactions involving a change of control of the Company, we may lose our ability to participate in federal student financial aid programs. If we experience a change of control under the standards of applicable state agencies or accrediting agencies or the DOE, we or the affected institutions must seek the approval of the relevant agencies. Some of these transactions or events, such as a significant acquisition or disposition of our common stock, may be beyond our control. The adverse regulatory effect of a change of ownership resulting in a change of control could also discourage bids for our outstanding shares of common stock at a premium and could have an adverse effect on the market price of our common stock.

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

In this regard, the Company has received show cause orders from the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) with respect to our National Institute of Technology campus in San Antonio, Texas, our Bryman College campus at LA Wilshire, and our National Institute of Technology campus in Dearborn, Michigan. Each of these locations represented less than 7% of our fiscal 2006 operating profit individually and in the aggregate.

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

Starting in 2004 and continuing through 2006, several companies in the for-profit postsecondary education industry were subject to increased regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the Justice Department, the Securities and Exchange Commission (the “SEC”), the DOE, state agencies, accrediting agencies and other entities. These allegations, reviews and investigations and the accompanying adverse publicity could have a negative impact on the for-profit postsecondary education industry in general, our business and the market price of our common stock.

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

Failure to effectively grow our revenues or reduce our expenses could harm our business.

From the inception of our business through fiscal 2004, we rapidly grew our company through both acquisitions and new branch campuses. Our rapid growth in capacity resulted in additional operating expenses that have not been offset by higher revenues during the last two fiscal years. Accordingly, our operating margins have been significantly compressed. If we are unable to effectively grow our revenues or reduce our expenses, our business could be materially adversely affected.

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

We depend on key personnel, including David G. Moore, Jack D. Massimino, Peter C. Waller, Beth A. Wilson, Kenneth S. Ord , William B. Buchanan, Mark L. Pelesh, Richard L. Cochran, Robert C. Owen and Stan A. Mortensen, to effectively operate our business. If any of these people left our company and we failed to effectively manage a transition to new people, our business could suffer.

Our success also depends, in large part, upon our ability to attract and retain highly qualified faculty, school presidents and administrators and campus support center management. We may have difficulty locating and hiring qualified personnel, and retaining such personnel once hired. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could cause our business to suffer.

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

We and some of our current and former directors and executive officers have been named as defendants in private securities class action lawsuits. Between July 8, 2004 and August 31, 2004, several putative class action lawsuits were filed against us in the United States District Court for the Central District of California, alleging that we made certain material misrepresentations and failed to disclose certain material facts about our condition and prospects. Those cases have now been consolidated into one action. On April 24, 2006, the district court granted the Company’s motion to dismiss the plaintiff’s third complaint with prejudice. The plaintiff has appealed that ruling to the Ninth Circuit Court of Appeal. Although we believe this consolidated lawsuit is without merit, we cannot predict its outcome. Several of our current and former officers and directors have also been named as defendants in derivative actions in state and federal courts. Additionally, in the ordinary conduct of our business, we and our schools are subject to various other lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving our current and former students and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage or current reserves, which could have a material adverse effect on our financial condition or results of operation. We could also incur substantial legal costs, and management’s attention and resources could be diverted from our business. Please see Item 3, “Legal Proceedings,” for more detailed information on these litigation risks.

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

We believe that funds from operations, cash, investments and access to approximately $191 million of our $235 million amended credit agreement as of June 30, 2006 that expires in July 2010 will be adequate to fund our currently identified plans. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and the sellers’ willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our campus support center office is located in Santa Ana, California and our 128 campuses, as of June 30, 2006, are located in 26 states and 7 Canadian provinces. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity of our facilities and the expected future capacity of our facilities required to accommodate campus growth initiatives. From the beginning of fiscal 2002 through fiscal 2006, approximately 23% of the campuses have been relocated and an additional 78% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled in each of the last five fiscal years ended:

	2006	2005	2004	2003	2002
Opened
Acquired	0	1	72	4	3
Branched	3	5	10	6	4
Closed or combined	17	12	5	0	2
Total campuses/training centers at year end	128	142	148	71	61
Relocated	6	10	5	3	6
Enlarged or remodeled	12	32	30	17	10

All but four of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

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

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company received another putative class action complaint entitled Jennifer Baker, et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. and on April 15, 2005, the Company received another complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Baker complaint named nine plaintiffs while the Alvarez first amended and supplemental complaint named ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Baker, Satz and Travis plaintiffs seek recovery of compensatory damages and attorneys’ fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company believes the other complaints are likewise without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in Baker and Alvarez, and the Travis court compelled that case to arbitration.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of the Company’s common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases have been consolidated into one action. A first consolidated amended complaint was filed in February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On April 24, 2006, the Court granted the Company’s motion to dismiss the plaintiff’s third consolidated amended complaint with prejudice. The plaintiff has appealed the dismissal to the Federal Ninth Circuit Court of Appeals. The Company intends to continue vigorously defending itself and its current and former officers in this matter.

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

The California Attorney General’s Office (the “CAG”) first requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures in June 2004. Since that time, the CAG has requested supplemental information in September 2004, December 2004, September 2005, January 2006, March 2006 and October 2006. Additionally, the Company’s attorneys received a letter from the CAG dated May 1, 2006 in which the CAG stated that it appeared to the CAG that the Company’s practices have been and are in violation of the California Business and Professions Code and the California Education Code regarding the Company’s advertising, marketing and sale of its programs to California consumers. Company representatives have met with attorneys from the CAG’s office on three occasions since June 2006, most recently in September 2006. At the most recent meeting with attorneys from the CAG’s office, the Company learned that the CAG’s concerns involve all of the Company’s campuses in California. The CAG’s office has stated its belief that the calculation methodology the Company has used regarding student placement rates violates the California Educational Code and the California Business and Professions Code. The CAG also stated its belief that the Company has not met minimum placement requirements under California law for certain of its diploma programs. The Company expects that if it is unable to resolve this matter through a settlement, the CAG’s office will file a lawsuit against the Company alleging violations of the California Education Code and the California Business and Professions Code. In such a suit, the CAG’s office may seek restitution on behalf of the Company’s former students, damages, civil penalties, fines, injunctive relief and/or revocation of the Company’s schools’ licenses. The Company is continuing to cooperate with the inquiry.

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

On April 6, 2005, the Company was served with a lawsuit entitled Jaclyn Fisher, et al. v. Corinthian Colleges, Inc., filed by forty-one current or former medical assisting students from the Company’s Bryman College campus in Tacoma, Washington, dating back to before the Company acquired the campus. The plaintiffs allege negligent/intentional misrepresentations and violations of the state consumer protection act regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant exam. The complaint does not seek certification as a class action. The Company removed the case to federal court and prevailed on its motion to compel twenty-one of the plaintiffs with arbitration provisions to binding arbitration. Additional individual lawsuits in federal and state court in Washington and demands in arbitration have been filed by the same counsel to the original forty-one plaintiffs which contain virtually identical allegations, and which raise the total number of students involved to more than one hundred and ten. The additional students are primarily from the Company’s Bryman, Tacoma campus, but are also alleged to have attended the Bryman campuses in Lynwood and Renton, Washington. Arbitration hearings have been held regarding more than thirty students who attended the Bryman campuses in Tacoma and Renton, Washington. Of those students whose arbitrations have been resolved, the Company has prevailed in sixteen of those matters and the plaintiffs have received awards in the other matters that have not had a material impact on the Company’s financial statements or results of operations. The Company intends to continue its vigorous defense in the remaining related cases.

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

On January 31, 2006, the Company was served with a lawsuit captioned Mercidita Garcia, et al. v. Corinthian Colleges, Inc., filed by fourteen current or former surgical technologist students from the Company’s Parks College located in Thornton, Colorado. The counsel for the plaintiffs claims to represent an additional twelve former surgical technologist students at this campus. The plaintiffs allege negligent/intentional misrepresentations/omissions and violations of the state consumer protection act regarding alleged misrepresentations about the program. The complaint does not seek certification as a class action. The Company has removed this case to federal court and the court has dismissed the complaint and compelled the plaintiffs to binding arbitration. The Company intends to vigorously defend itself in this matter.

On July 7, 2006, the Company’s Board of Directors established a special committee (the “Special Committee”) to conduct an independent review of the Company’s historic stock option grants dating back to the Company’s initial public offering in 1999. The Special Committee retained independent counsel to assist with its review. The Company voluntarily informed the Securities and Exchange Commission (the “SEC”) of its review. On August 11, 2006, the SEC informed the Company that it had begun an informal inquiry into the Company’s practices, procedures and disclosures related to its historic stock option grants. The Company is cooperating with the SEC in its informal inquiry.

On August 2, 2006, the Company was served with two virtually identical derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., and, Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al. The complaints were filed in the Orange County California Superior Court against David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Beth Wilson, Dennis Beal, Jack Massimino, Linda Skladany, and Hank Adler. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty and unjust enrichment by the individual defendants related to the Company’s past option grant practices. Three other similar derivative actions have been filed in Federal District Court for the Central District of California, one entitled Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., the second entitled M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and the third entitled Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The federal cases allege violation of the Securities and Exchange Act of 1934, volation of the California Corporations Code, unjust enrichment and return of unearned compensation, and breach of fiduciary duties, based on similar factual allegations to the Adolph and Gunkel cases. The Pfeiffer case is filed against the same defendants as the two state court cases. The Close and Edwards cases name the following individual defendants, all of whom are current and former directors and officers of the Company: Dave Moore, Jack Massimino, Ken Ord, William Murtagh, William Buchanan, Robert Owen, Stan Mortensen, Mark Pelesh, Mary Barry, Beth Wilson, Dennis Devereux, Paul St. Pierre, Alice Kane, Terry Hartshorn, Linda Skladany, Hank Adler, Loyal Wilson and Mike Berry.

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

As of June 30, 2006, the Company had established aggregate reserves that are immaterial to the financial condition of the Company for those matters where the liabilities are probable and losses estimable. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.

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

Issuer Purchases of Equity Securities

On October 27, 2005, the Company’s Board of Directors approved a share repurchase of up to $70 million of the Company’s common stock. From November 2005 through January 2006, the Company purchased 5,708,978 shares at a total cost of $70.0 million (an average share price of $12.26 per share). During the fourth quarter of fiscal 2006 the shares of treasury stock were retired.

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market System under the symbol “COCO.” The approximate number of holders of record of our common stock as of November 1, 2006 was 37 and we believe the number of beneficial owners to be approximately 12,752. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

On November 1, 2006 the closing price per share of common stock was $12.01 and the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2005 and 2006, and the first quarter to date of fiscal 2007, is as follows:

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:
2005:
First Quarter	$24.61	$10.29
Second Quarter	19.72	13.60
Third Quarter	19.69	15.36
Fourth Quarter	17.24	12.76
2006:
First Quarter	$13.93	$12.56
Second Quarter	13.57	11.77
Third Quarter	14.58	11.73
Fourth Quarter	15.00	13.17
2007:
First Quarter through November 1, 2006	$14.34	$10.81

Securities Authorized for Issuance Under Equity Compensation Plans as of June 30, 2006.

As of June 30, 2006, our equity compensation plans consisted of the 1998 Performance Award Plan (the “1998 Plan”), the 2003 Performance Award Plan as amended (the “2003 Plan”), the 2004 New Hire Plan (the “New Hire Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The 1998 Plan, the 2003 Plan and the ESPP have all been approved by our shareholders.

The New Hire Plan has not been approved by our shareholders. The Company’s ability to issue new stock-based awards under the New-Hire Plan was terminated as of November 17, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,316,304	(1)	$14.33	(3)	9,100,232
Equity compensation plans not approved by security holders	110,575	(2)	$15.90	(3)	0

Total	9,426,879		$14.35	(3)	9,100,232

(1)	Includes 340,412 shares to be issued upon the vesting of Restricted Stock Units (“RSUs”), for which no exercise price will be paid.
(2)	Includes 12,275 shares to be issued upon the vesting of RSUs, for which no exercise price will be paid.
(3)	For purposes of calculating weighted average exercise price, RSUs are assumed to have an exercise price of $0.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data and the balance sheet data set forth below as of and for each of the 5 years ended June 30, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues (1)	$966,646	$963,565	$795,636	$511,429	$332,342

Operating expenses:
Educational services	549,536	535,450	419,280	251,366	175,088
General and administrative	95,096	87,338	65,136	49,770	29,614
Marketing and admissions	256,438	228,437	178,213	106,478	70,741
Impairment, facility closing, and severance charges	4,170	18,165	6,364	—	—

Total operating expenses	905,240	869,390	668,993	407,614	275,443

Income from operations	61,406	94,175	126,643	103,815	56,899
Interest (income)	(5,814)	(3,439)	(1,362)	(1,259)	(1,763)
Interest expense, net	3,162	4,209	3,204	1,602	225
Other (income) expense, net	(1,137)	160	160	(13)	(662)

Income before provision for income taxes	65,195	93,245	124,641	103,485	59,099
Provision for income taxes	23,713	34,822	48,945	41,096	23,662

Net income	$41,482	$58,423	$75,696	$62,389	$35,437

Income per common share (2):
Basic	$0.47	$0.64	$0.85	$0.72	$0.42

Diluted	$0.46	$0.63	$0.81	$0.68	$0.40

Weighted average number of common shares outstanding:
Basic	88,627	90,678	89,209	86,930	85,384

Diluted	89,973	92,760	94,014	92,056	89,388

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars In thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$118,714	$127,925	$124,392	$82,846	$64,653
Investing activities	(51,588)	(127,890)	(173,948)	(96,057)	(48,308)
Financing activities	(89,829)	11,153	60,344	8,351	4,678
Capital expenditures, net of disposals	$(56,054)	$76,556	$74,600	$34,351	$23,023
Number of colleges/training centers at end of period	128	143	148	71	61
Student population at end of period	64,544	66,114	64,810	43,229	34,221
Starts during the period (3)	92,986	96,231	88,254	56,787	43,427
Balance Sheet Data:
Cash, cash equivalents and restricted cash (4)	$36,805	$57,863	$46,709	$35,911	$41,028
Marketable securities	55,900	41,375	—	3,897	25,706
Working capital	53,922	90,258	44,800	31,131	52,704
Total assets	670,007	674,572	561,462	333,084	209,401
Long-term debt, net of current portion	31,402	54,243	46,366	1,384	1,515
Long-term capital lease obligations, net of current portion	14,151	12,198	12,406	12,586	—
Total stockholders’ equity (5)	$399,528	$410,825	$341,104	$223,433	$143,694

(1)	Represents student tuition and fees and bookstore sales, net of refunds.

(2)	All share and per share amounts have been restated to reflect two-for-one stock splits effected in the form of stock dividends in May 2002 and March 2004.

(3)	Represents the new students starting school during the periods presented.

(4)	Includes approximately (in thousands) $10, $10, $10, $10 and $267 of restricted cash at June 30, 2006, 2005, 2004, 2003 and 2002, respectively.

(5)	The Company adopted SAB 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” effective on 7/1/05 which is explained in Note 2 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Review of Historic Stock Option Practices

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

This Annual Report on Form 10-K is being filed late as a result of a review of the Company’s historical stock option granting practices. Certain information resulting from the review was necessary to complete the accompanying consolidated financial statements of the Company. The review was not completed until November 2006 as further described below.

In mid-June 2006, the Company began a comprehensive internal review of its historical stock option practices. On July 7, 2006, the Company’s Board of Directors established a special committee (the “Special Committee”) of independent Board members to conduct an investigation of the Company’s historic stock option practices dating back to the Company’s initial public offering in 1999. The Special Committee retained independent counsel to assist with its review. The Special Committee has completed its investigation and in November 2006 presented its final report to the Company’s Board of Directors, in which it reported that it had found no evidence of fraud or willful misconduct with regard to the Company’s historic stock option grant practices. The Special Committee also made recommendations to the Board based on the results of its investigation, which the Board has accepted for consideration.

Based on the Company’s internal review and the Special Committee’s investigation and findings, the Company has determined that it had unrecorded non-cash equity-based compensation charges and related employment taxes associated with certain of its historical stock option grants. The Company believes that these accounting errors are immaterial to its financial statements in each of the periods to which such charges would have related (fiscal years 2000 through 2005) and therefore, will not restate any of its historic financial statements to record such charges. The Company has early adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” (“SAB 108”). In accordance with the transition provisions of SAB 108, the Company has recorded the cumulative effect of the additional non-cash stock option compensation expense and related employment taxes from fiscal years 2001 through 2005 of $5.7 million as an entry to the beginning retained earnings balance at July 1, 2005. The Company also recorded an expense (net of tax) of $0.6 million in its fourth quarter of the fiscal year ended June 30, 2006.

The Company voluntarily informed the Securities and Exchange Commission (the “SEC”) of the Special Committee review in July 2006. On August 11, 2006, the SEC notified the Company it is conducting an informal inquiry into the Company’s historic stock option grants. The Company is cooperating with the SEC in its inquiry.

Please refer to Note 2 of the accompanying consolidated financial statements for more information regarding this matter.

Background and Overview

As of June 30, 2006, we operated 128 colleges, with more than 64,500 students, in 26 states and 7 Canadian provinces. During the fiscal year ended June 30, 2006, the Company had net revenues of $966.6 million. Our revenues consist principally of student tuition and fees and are presented as net revenues after adjustments for refunds related to students who do not complete their courses. We recognize revenues pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program.

Net revenues increased 0.3% to $966.6 million in 2006 from $963.6 million in 2005. During October 2005, we completed the sale of our corporate training division, CDI Education. Excluding our corporate training division, revenues for fiscal 2006 increased $25.0 million, or 2.7% compared to fiscal 2005. The increase is primarily due to a 6.6% increase in the average tuition rate per student partially offset by a 3.7% decrease in the average student population during the period. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts typically occur several times per month in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional “mini-start” in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level (diploma, associate’s, bachelor’s or master’s degree) and the specific curriculum.

The majority of students at our colleges rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. In fiscal 2006, approximately 75.3% of our net revenues, on a cash basis, were derived from federal student financial aid programs.

We categorize our expenses as educational services, general and administrative, and marketing and admissions. Educational services expenses primarily consist of those costs incurred to deliver and administer the education programs at the colleges, including faculty and college administration compensation; college facility rent and other occupancy costs; bad debt expense; education materials and supplies; bookstore and classroom expenses; depreciation and amortization of college property and equipment; default management expenses and financial aid processing costs.

General and administrative expenses consist principally of those costs incurred at the campus support center and regional level in support of college operations, except for marketing and admissions related costs. Included in general and administrative expenses are costs relating to executive management, campus support center staff and regional operations management compensation; depreciation and amortization of corporate property and equipment and certain intangibles; rent and other occupancy costs for campus support center; and other expenses incurred at campus support center. Additionally, all bonus and other incentive compensation expenses are included in general and administrative expenses.

Marketing and admissions expenses include compensation for college admissions staff, regional admissions personnel, compensation expenses for marketing management, and all direct marketing and production costs.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, goodwill and intangible assets, deferred taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. Revenues consist primarily of tuition and fees derived from courses taught in our colleges, schools. Revenues from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. Our pro-rata revenue recognition policy for diploma schools calculates revenue on a daily basis for some of the Company’s schools and using a mid-month convention for other schools. If a student withdraws from a course or program, the paid but unearned portion of the student’s tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as this amount is expected to be earned within the next year.

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

Goodwill and Intangible Assets. We have significant goodwill and other intangible assets. Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. We consider a number of factors, including valuations and appraisals from independent valuation firms, in determining the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and trade names. We, however, are ultimately responsible for the valuations. The fair value of identified intangible assets is derived using accepted valuation methodologies, including cost, market, and income approaches, as appropriate, following consultations with valuation firms and in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and requirements set forth by the Uniform Standards of Professional Appraisal Practice.

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

Stock-based Compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. Accordingly, we adopted SFAS No. 123(R) during the first quarter of fiscal 2006 in accordance with the modified-perspective-transition method and began recognizing compensation expense for stock options which vested during the year.

During fiscal years 2005 and earlier the Company accounted for stock option awards which vested under the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees”, and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” No compensation expense related to stock option awards was recognized during those prior years, see Note 2 “Review of Historic Stock Option Practices.” If the Company had adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123.

Acquisitions/Dispositions

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

On July 1, 2002, we acquired all of the outstanding stock of WyoTech Acquisition Corporation, which operated two colleges in Laramie, Wyoming and Blairsville, Pennsylvania. The cash purchase price was $84.4 million and was funded through cash on hand and approximately $43 million provided from our credit facility.

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

On August 19, 2003, we acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) through a tender offer to acquire all of the outstanding shares of common stock. As of October 7, 2003, we had acquired all shares of CDI for approximately $42.1 million and the assumption of approximately $10 million of debt and other liabilities. We funded the acquisition with available cash and borrowings from our credit facility. CDI operated 45 post-secondary colleges and 15 corporate training centers throughout Canada. In October 2003, we completed the acquisition of CMA Careers, Inc. located in Kitchener, Ontario, Canada. The intent to acquire this campus by CDI had been agreed to prior to our acquisition of CDI. We combined one of the CDI campuses with another campus in close proximity in April 2004 and closed 11 campuses and one training center in fiscal 2005. During fiscal 2006 we completed the sale of substantially all the assets of CDI’s corporate training division, CDI Education, whereby we sold the remaining training centers. The Company recognized a gain of approximately $1.4 million (pre-tax) which is included within other (income) expense on the Consolidated Statement of Operations.

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

Results of Operations

Comparisons of results of operations between the fiscal year ended June 30, 2006 and the fiscal years ended June 30, 2005 and 2004 are complicated by the opening of 3 branch campuses in fiscal 2006, the opening of 5 branch campuses and the acquisition of 1 campus in fiscal 2005, and the opening of 10 branch campuses and the acquisition of 57 campuses and 15 training centers in fiscal 2004. During November 2005, the company completed the sale of substantially all the assets of its corporate training division, CDI Education which provided technology (IT) and business skills training at 14 locations throughout Canada and had revenues of approximately Cdn$37 million (30 million USD) in fiscal year end June 30, 2005. In July 2004, the Company announced that it would streamline its CDI post-secondary schools by beginning the “teach-out” of 10 campuses in Canada. As part of the teach-out process, the Company immediately ceased new student enrollments in the ten affected campuses, but continued to incur instructional costs through the remainder of fiscal 2005 in order to train its then-matriculated students. The teach-outs resulted in the closure of all ten campuses by the end of fiscal 2005. These closures were designed to permit the Company to reallocate resources in Canada for the remaining 33 CDI post-secondary campuses in which the Company believes it has better prospects for growth and profitability. Additionally, the Company slowed the roll-out of new branch campuses during fiscal 2006 and 2005 compared to fiscal 2004, and became very selective in its acquisition criteria (completing only one transaction in early fiscal 2005), in order to focus on achieving better utilization of the significant new capacity it obtained through the opening of 10 branch campuses and the acquisition of 57 campuses in fiscal 2004.

The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,
	2006	2005	2004
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	56.8	55.6	52.7
General and administrative	9.8	9.0	8.2
Marketing and advertising	26.6	23.7	22.4
Impairment, facility closing, and severance charges	0.4	1.9	0.8

Total operating expenses	93.6	90.2	84.1
Income from operations	6.4	9.8	15.9
Interest (income)	(0.6)	(0.3)	(0.2)
Interest expense, net	0.4	0.4	0.4
Other (income) expense, net	(0.1)	—	—

Income before provision for income taxes	6.7	9.7	15.7
Provision for income taxes	2.4	3.6	6.2

Net income	4.3%	6.1%	9.5%

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Net Revenues. Net revenues increased $3.0 million, or .3%, from $963.6 million in fiscal 2005 to $966.6. During October 2005, we completed the sale of our corporate training division, CDI Education. Excluding our corporate training division, revenues for fiscal 2006 increased $25.0 million, or 2.7% compared to fiscal 2005. The increase is primarily due to a 6.6% increase in the average tuition rate per student partially offset by a 3.7% decrease in the average student population during the period. At June 30, 2006, student population was 64,544, compared with 66,114 at June 30, 2005. Total student starts decreased 3.3% to 92,986 for the year ended June 30, 2006 which compared to the prior year. As of June 30, 2006, we operated 128 colleges compared to 128 colleges and 14 training centers as of June 30, 2005.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. As a percentage of net revenues, educational services expenses increased from 55.6% of revenues in fiscal 2005 to 56.8% of revenues in fiscal 2006. The increase, as a percent of revenues, was due primarily to higher rent and occupancy costs and depreciation. The increase in rent and occupancy and depreciation costs as a percentage of revenues was a result of a lower level of utilization of our facilities in fiscal 2006 as compared to fiscal 2005. As of June 30, 2006, we had approximately 76 square feet of school space per student as compared to 68 square feet of school space per student as of June 30, 2005. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affects educational services expenses as a percent of revenues. Educational services expenses increased $14.0 million, or 2.6%, from $535.5 million in fiscal 2005 to $549.5 million in fiscal 2006. Excluding our corporate training division, educational expenses from fiscal 2006 increased $29.9 million, or 5.8% compared to fiscal 2005. The increase in educational services expenses was due primarily to higher rent and occupancy costs and depreciation expense. Bad debt expense in fiscal 2006 amounted to $48.3 million and 5.0% of net revenues, compared to $46.9 million or 4.9% of net revenues in fiscal 2005. Additionally, during fiscal 2006, 52 new programs were adopted into existing schools, including 37 program adoptions into our campuses in the U.S. and 15 program adoptions into our campuses in Canada. During fiscal 2005, we adopted 103 programs into existing schools.

General and Administrative. General and administrative expenses include incentive bonuses and corporate payroll related expenses, campus support center office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses increased from 9.0% of net revenues in fiscal 2005 to 9.8% of net revenues in fiscal 2006. The increase as a percent of revenues was due primarily to stock based compensation recorded pursuant to FAS 123(R). General and administrative expenses increased $7.8 million, or 8.9%, from $87.3 million in fiscal 2005 to $95.1 million in fiscal 2006. Excluding our corporate training division, general and administrative expenses from fiscal 2006 increased $9.2 million, or 10.7% compared to fiscal 2005. The increase was primarily due to stock based compensation recorded pursuant to FAS 123(R).

Marketing and Admissions. Marketing and admissions expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. As a percentage of net revenues, marketing and admissions expenses increased from 23.7% of net revenues in fiscal 2005 to 26.6% of net revenues in fiscal 2006 primarily due to increased advertising, professional fees, and compensation. Marketing and admissions expenses increased $28.0 million, or 12.3%, from $228.4 million in fiscal 2005 to $256.4 million in fiscal 2006. Excluding our corporate training division, marketing and administrative expenses from fiscal 2006 increased $30.9 million, or 13.8% compared to fiscal 2005. The increase was due to increased advertising as well as additional staffing. The cost per start increased $383, or 16.1%, from $2,374 in fiscal 2005 to $2,757 in fiscal 2006.

Stock Based Compensation. Stock based compensation expense resulted from our initial adoption of SFAS 123(R) during the first quarter of fiscal 2006. As a percentage of net revenues, stock based compensation expense represented 0.9% of revenue or $8.7 million during fiscal 2006. The total charge was allocated between the education, general and administrative, and marketing and admissions costs.

Impairment, Facility Closing and Severance Charges During the fourth quarter of 2006 we made the decision to consolidate multiple brands. As a result of this decision, and in connection with the preparation of this Form 10-K, we reviewed the related intangible asset of trade names for possible impairment in accordance with SFAS 142. Based on the results of the review, we recognized an impairment charge of $2.3 million. We also recorded a facility closing charge of $1.0 million as a result of relocating our Rancho Cucamonga, CA campus in the fourth quarter of 2006. Additionally, we recorded a severance charge of $0.9 million.

Income From Operations. Income from operations decreased 34.8% from $94.2 million in fiscal 2005 to $61.4 million in fiscal 2006. As a percentage of net revenues, income from operations decreased from 9.8% of net revenues in fiscal 2005 to 6.4% of net revenues in fiscal 2006. The decrease in income from operations, as a percent of revenues, is primarily due to an increase in marketing and admission costs per start and a lower level of capacity utilization as discussed above.

Interest (Income) amounted to $5.8 million in fiscal 2006 compared to $3.4 million in fiscal 2005. The increase in interest income from the prior year is primarily due to a higher average investment balance and interest rates during fiscal 2006.

Interest Expense amounted to $3.2 million in fiscal 2006 compared to $4.2 million in fiscal 2005. The decrease in interest expense from the prior year is primarily due to principal repayments of long-term debt during fiscal 2006.

Provision for Income Taxes. The effective income tax rate was 36.4% of income before income taxes in fiscal 2006 compared to 37.3% of income before income taxes in fiscal 2005. The reduction in the effective rate is primarily due to a $1.3 million favorable settlement with the IRS.

Net Income. Net income decreased $16.9 million from $58.4 million in fiscal 2005 to $41.5 million in fiscal 2006. As a percentage of net revenues, net income decreased from 6.1% of net revenues in fiscal 2005 to 4.3% of net revenues in fiscal 2006.

Income per Share. Diluted earnings per common share for fiscal 2006 decreased 27.0% to $0.46 per diluted common share compared to $0.63 per diluted common share for fiscal 2005. The weighted average number of diluted shares outstanding was 90.0 million in fiscal 2006 and 92.8 million in fiscal 2005.

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

General and Administrative. General and administrative expenses include incentive bonuses and corporate payroll related expenses, campus support center office rents and occupancy expenses, professional fees and other support related expenses. As a percentage of net revenues, general and administrative expenses increased from 8.2% of net revenues in fiscal 2004 to 9.0% of net revenues in fiscal 2005. The increase as a percent of revenues was due primarily to increased wages and public company compliance costs. General and administrative expenses increased $22.2 million, or 34.1%, from $65.1 million in fiscal 2004 to $87.3 million in fiscal 2005. The increase was primarily due to additional campus support center staff required to support the 21.1% increase in revenues as well as increased public company compliance costs and depreciation.

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

Impairment, Facility Closing and Severance Charges. In June 2005, we made the decision to cease the implementation of our Peoplesoft Student Management System, as we concluded that its functionality did not meet the long-term requirements of our business. As a result of this decision, and in connection with the preparation of this Form 10-K, we reviewed the related long-lived asset for possible impairment in accordance with SFAS 144. Based on the results of the review, we recognized an impairment charge of $16.3 million. We also recorded a facility closing charge of $1.6 million as a result of consolidating our two Mississauga, Ontario campuses in the fourth quarter of 2005. Additionally, we recorded a severance charge of $0.4 million.

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

Liquidity and Capital Resources

On June 8, 2005, we amended and restated our credit facility. The amount of the facility remained at $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a DOE financial responsibility composite score ratio. As of June 30, 2006, we were in compliance with all of the covenants. As a result of the historical stock option matter and the related delay in filing this Form 10K, the Company has obtained a debt covenant waiver related to its requirement to file financial information and related certifications. The waiver has extended the requirement to provide June 30, 2006 and September 30, 2006 financial information and related certifications from October 3, 2006 and November 19, 2006, respectively to December 15, 2006. As of June 30, 2006, the credit facility had borrowings outstanding of $31.4 million and approximately $12.4 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $53.9 million as of June 30, 2006 and $90.3 million as of June 30, 2005 and the current ratio was 1.3:1 in fiscal 2006 and 1.6:1 in fiscal 2005. Average daily borrowings outstanding amounted to approximately $41.7 million in fiscal 2006, $46.4 million in fiscal 2005 and $39.2 million in fiscal 2004. The decrease in working capital compared to June 30, 2005 is primarily due to a reduction in prepaid expenses, as well as an increase in prepaid tuition and accrued compensation and related liabilities.

Cash flows provided by operating activities amounted to $118.7 million in fiscal 2006 compared to $127.9 million in fiscal 2005 and $124.4 million in fiscal 2004. The decrease in cash provided by operating activities in fiscal 2006 compared to fiscal 2005, was primarily due to decreased earnings.

Cash flows used in investing activities amounted to $51.6 million in fiscal 2006, $127.9 million in fiscal 2005 and $173.9 million in fiscal 2004. During fiscal 2006, we received $17.2 million related to the sale of our corporate training division. During fiscal 2005, we acquired substantially all of the assets of AMI. The cash purchase price of this acquisition was approximately $11 million, plus the assumption of certain liabilities of approximately $0.5 million. We funded the acquisition with available cash. During fiscal 2004, we completed the acquisitions of East Coast Aero Tech and its one campus, Career Choices and its 10 campuses, and CDI and its 45 campuses and 15 training centers. The combined cash purchase price of the three acquisitions was approximately $102.8 million, net of cash acquired, and was funded with cash on hand and borrowings of approximately $50.0 million from the credit facility. The amount paid in excess of the fair market value of the assets acquired, net of liabilities assumed, was $118.6 million and was allocated to goodwill and other intangible assets.

Capital expenditures amounted to $56.1 million in fiscal 2006, $76.6 million in fiscal 2005 and $74.6 million in fiscal 2004. Capital expenditures were incurred to open 3 new branch campuses in fiscal 2006, 5 new branch campuses in fiscal 2005 and 10 new branch campuses in fiscal 2004. Capital expenditures were also incurred to relocate, remodel and enlarge campuses. During fiscal 2006, we incurred capital expenditures to relocate 6 campuses and to enlarge or remodel 12 campuses. During fiscal 2005, we incurred capital expenditures to relocate 10 campuses and to enlarge or remodel 32 campuses, and during fiscal 2004, we incurred capital expenditures to relocate 5 campuses and to enlarge or remodel 30 campuses. Capital expenditures of approximately $9.3 million, $7.8 million and $8.4 million were incurred to purchase and to integrate software in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

During fiscal 2006 and 2005, investments in marketable securities increased $14.5 million and $41.4 million, respectively. During fiscal 2004 investments in marketable securities decreased $3.9 million.

Cash flows used in financing activities amounted to $89.8 million in fiscal 2006. Cash flows provided by financing activities amounted to $11.2 and $60.3 million in fiscal 2005 and 2004, respectively. During fiscal 2006, cash used in financing activities primarily consisted of the purchase and retirement of treasury stock of $70.0 million and principal repayments of long-term debt and capital lease obligations of $27.3 million, partially offset by proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $7.8 million. During fiscal 2005, cash provided by financing activities consisted of proceeds from borrowings of $9.5 million and proceeds from the exercise of stock options of $8.2 million partially offset by payments on long-term debt and capital lease obligations of $6.5 million. During fiscal 2004, cash provided by financing activities consisted of proceeds from borrowings of $52.4 million and proceeds from the exercises of stock options of $19.0 million, partially offset by the payments on long-term debt including capital lease obligations of $11.0 million.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations through fiscal 2007 and our currently identified and planned capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2006, future minimum cash payments due under contractual obligations, including our credit agreement, mortgages, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt(1)	$31,402	$12	$—	$31,390	$—
Capital Lease Obligations	27,925	1,824	3,676	3,676	18,749
Operating Lease Obligations	581,199	74,744	139,518	115,958	250,979

Total	$640,526	$76,580	$143,194	$151,024	$269,728

The United States DOE requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of June 30, 2006, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of June 30, 2006, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $32.6 million and capital lease obligations of $14.5 million, and (ii) student notes receivable, net, in the aggregate amount of $5.9 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar. Our investment in our foreign operations as of June 30, 2006 was approximately CAD $48.8 million and we had borrowings outstanding under the credit facility of approximately CAD $35 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

(1)	Long-term debt consists of a revolving credit facility. The related obligation of $31.4 million does not reflect interest amounts due under the credit facility. See Note 6 for additional information related to the Company’s credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of

Corinthian Colleges, Inc. and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Corinthian Colleges, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corinthian Colleges, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Corinthian Colleges, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Corinthian Colleges, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 of Corinthian Colleges, Inc. and subsidiaries and our report dated November 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

November 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Corinthian Colleges, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries at June 30, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the Consolidated Financial Statements, in 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, and as discussed in Note 2 to the Consolidated Financial Statements, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, (“SAB 108”).” The Company used the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective July 1, 2005 for correction of prior period errors in recording equity-based compensation charges.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Corinthian Colleges, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Orange County, California

November 16, 2006

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of June 30,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,795	$57,853
Restricted cash	10	10
Marketable securities	55,900	41,375
Accounts receivable, net of allowance for doubtful accounts of $19,633 and $21,209 at June 30, 2006 and 2005, respectively	54,221	52,555
Student notes receivable, net of allowance for doubtful accounts of $595 and $537 at June 30, 2006 and 2005, respectively	2,488	2,492
Deferred income taxes	20,943	18,162
Prepaid expenses and other current assets	44,646	57,518

Total current assets	215,003	229,965
PROPERTY AND EQUIPMENT, net	199,085	175,901
OTHER ASSETS:
Goodwill, net	198,374	205,982
Other intangibles, net	48,983	54,165
Student notes receivable, net of allowance for doubtful accounts of $1,660 and $1,417 at June 30, 2006 and 2005, respectively	3,385	3,277
Deposits and other assets	5,177	5,282

TOTAL ASSETS	$670,007	$674,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,828	$30,168
Accrued compensation and related liabilities	39,813	32,250
Accrued expenses	22,745	21,730
Prepaid tuition	62,187	55,209
Current portion of capital lease obligations	325	195
Current portion of long-term debt	1,183	155

Total current liabilities	161,081	139,707
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	14,151	12,198
LONG-TERM DEBT, net of current portion	31,402	54,243
DEFERRED INCOME TAXES	27,265	28,513
OTHER LONG-TERM LIABILITIES	36,580	29,086
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 86,238 shares and 91,202 shares issued and outstanding at June 30, 2006 and 2005, respectively	9	9
Additional paid-in capital	150,225	139,927
Deferred compensation	—	(2,408)
Retained earnings	248,362	273,175
Accumulated other comprehensive income	932	122

Total stockholders’ equity	399,528	410,825

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$670,007	$674,572

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2006	2005	2004
NET REVENUES	$966,646	$963,565	$795,636

OPERATING EXPENSES:
Educational services (including bad debt expense of $48,316, $46,893 and $30,707 for the years ended June 30, 2006, 2005 and 2004, respectively)	549,536	535,450	419,280
General and administrative	95,096	87,338	65,136
Marketing and admissions	256,438	228,437	178,213
Impairment, facility closing and severance charges	4,170	18,165	6,364

Total operating expenses	905,240	869,390	668,993

INCOME FROM OPERATIONS	61,406	94,175	126,643
Interest (income)	(5,814)	(3,439)	(1,362)
Interest expense (net of capitalized interest of $323, $36 and $504 for the years ended June 30, 2006, 2005 and 2004, respectively)	3,162	4,209	3,204
Other (income) expense, net	(1,137)	160	160

INCOME BEFORE PROVISION FOR INCOME TAXES	65,195	93,245	124,641
Provision for income taxes	23,713	34,822	48,945

NET INCOME	$41,482	$58,423	$75,696

INCOME PER SHARE:
Basic	$0.47	$0.64	$0.85

Diluted	$0.46	$0.63	$0.81

Weighted average number of common shares outstanding:
Basic	88,627	90,678	89,209

Diluted	89,973	92,760	94,014

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Deferred Stock Compensation	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
	Shares	Par Value

Balance at June 30, 2003	87,644	$9	$—	$84,368	$—	$139,056	$223,433
Comprehensive income
Net income	—	—	—	—	—	75,696	75,696
Foreign currency translation	—	—	—	—	4	—	4

Total comprehensive income							75,700

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	2,661	—	—	41,971	—	—	41,971

Balance at June 30, 2004	90,305	9	—	126,339	4	214,752	341,104
Comprehensive income
Net income	—	—	—	—	—	58,423	58,423
Foreign currency translation	—	—	—	—	118	—	118

Total comprehensive income							58,541

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	897	—	—	10,686	—	—	10,686
Deferred Stock Compensation	—	—	(2,408)	2,902	—	—	494

Balance at June 30, 2005	91,202	9	(2,408)	139,927	122	273,175	410,825
Equity based compensation charge - net of tax upon adoption of SAB 108 (see Note 2)	—	—	—	6,189	—	(5,680)	509

Balance as of July 1, 2005 upon adoption of SAB 108	91,202	9	(2,408)	146,116	122	267,495	411,334
Comprehensive income
Net income						41,482	41,482
Foreign currency translation	—	—	—	—	810	—	810

Total comprehensive income							42,292

Deferred Stock Compensation	—	—	2,408	(2,408)	—	—	—
Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	745	—	—	7,202	—	—	7,202
Treasury Stock Repurchase and Retirement	(5,709)	—	—	(9,384)	—	(60,615)	(69,999)
Stock Based Compensation Expense	—	—	—	8,699	—	—	8,699

Balance at June 30, 2006	86,238	$9	—	$150,225	$932	$248,362	$399,528

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,482	$58,423	$75,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,269	36,148	24,571
Stock based compensation	8,699	494	—
Deferred income taxes	(2,339)	8,271	8,291
Tax benefit of stock options exercised	—	2,502	22,997
(Gain) loss on disposal of assets	(1,232)	110	—
Impairment charge	2,293	16,252	3,154
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(5,779)	460	(8,962)
Student notes receivable, net	(104)	(1,982)	(936)
Prepaid expenses and other assets	14,114	(22,743)	(12,821)
Accounts payable	5,600	6,775	3,416
Accrued expenses and other liabilities	6,644	9,208	2,251
Income taxes payable	6	8	1,434
Prepaid tuition	7,166	5,660	(1,333)
Other long-term liabilities	2,895	8,339	6,634

Net cash provided by operating activities	118,714	127,925	124,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposals (acquisitions) of schools, colleges and training centers, net of cash acquired	18,594	(9,993)	(103,245)
Capital expenditures	(56,054)	(76,556)	(74,600)
Proceeds from sale of assets	397	34	—
Sales of marketable securities	181,100	68,675	3,897
Purchases of marketable securities	(195,625)	(110,050)	—

Net cash (used in) investing activities	(51,588)	(127,890)	(173,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	9,512	52,366
Principal repayments on capital lease obligations and long-term debt	(27,291)	(6,543)	(10,996)
Proceeds from exercise of stock options and Employee Stock Purchase Plan (including tax benefit of $2.0 million, $0, and $0 for the years ending June 30, 2006, 2005, and 2004, respectively)	7,461	8,184	18,974
Purchase and retirement of treasury stock	(69,999)	—	—

Net cash (used in) provided by financing activities	(89,829)	11,153	60,344

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,645	(34)	10

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,058)	11,154	10,798
CASH AND CASH EQUIVALENTS, beginning of year	57,853	46,699	35,901

CASH AND CASH EQUIVALENTS, end of year	$36,795	$57,853	$46,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$22,973	$45,171	$15,814

Interest expense	$2,749	$4,338	$3,073

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges and training centers
Fair value of assets acquired	$—	$11,704	$151,467
Net cash used in acquisitions	—	9,993	102,804

Liabilities assumed or incurred	$—	$1,711	$48,663

Capital lease additions	$6,600	$—	$—

Adjustments which reduced goodwill	$—	$2,767	$—

Other long-term asset obligation	$4,300	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

Note 1—Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Corinthian Colleges, Inc. (the “Company”), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization.

As of June 30, 2006, the Company operated 95 colleges in 26 states and 33 colleges in 7 Canadian Provinces in the for-profit, post-secondary education industry. All of the Company’s U.S. schools are accredited and grant either diplomas or degrees (associate, bachelor and master) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology and criminal justice. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. Through its Pegasus division, the Company also offers an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company’s schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings. All available-for-sale securities mature within one year and substantially consist of fixed income and money market mutual funds. At June 30, 2006, there were no unrealized gains or losses from available-for-sale securities.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, marketable securities, receivables and accounts payable approximates their fair value at June 30, 2006 and 2005. In addition, the carrying value of all borrowings approximate fair value at June 30, 2006 and 2005.

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

Internal Software Development Costs

Corinthian Colleges capitalizes certain internal software development costs in accordance with Statement of Position 98-1 that are amortized using the straight-line method over the estimated lives of the software. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Maintenance and repairs are expensed as incurred. The unamortized computer software costs which are included within the Property and Equipment caption of the Consolidated Balance Sheets, were $11.6 and $7.9 at June 30, 2006 and 2005, respectively. The total amount of amortization expense related to capitalized computer software costs recognized within operating expenses on the Consolidated Statement of Operations, was $5.6, $2.5, and $1.3 at June 30, 2006, 2005, and 2004, respectively. Additionally, during fiscal 2005 an impairment charge of $16.3 million was recognized related to the decision to cease the implementation of our PeopleSoft Student Management System.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

For the years ended June 30, 2006, 2005 and 2004, the Company had comprehensive income as defined by Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, of $42.3 million, $58.5 million and $75.7 million, respectively. For the years ended June 30, 2006, 2005 and 2004, comprehensive income consists of net income and foreign currency translation adjustments.

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

Marketing and Admissions

Marketing and admissions expense includes compensation for college admissions staff, regional admissions personnel, compensation expenses for marketing and advertising management, and all direct marketing and production costs. Advertising costs are charged to expense as incurred except for brochures and media production costs. The brochures and media production costs are recorded as prepaid expenses and charged to expense as consumed or upon the first airing of the advertisement, respectively. Advertising expenses amounted to approximately $158.6 million, $139.2 million, and $104.6 million for the years ended June 30, 2006, 2005, and 2004, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance/Self-Insurance

We use a combination of insurance and self-insurance for a number of risks including claims related to employee heath care, workers’ compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors and other actuarial assumptions. The Company’s loss exposure related to self- insurance is limited by stop loss coverage. Our expected loss accruals are based on estimates, and while we believe the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

We previously operated a Bryman College in New Orleans, Louisiana that suffered significant damage as a result of Hurricane Katrina in August 2005. At the time of the event, the Company had business interruption and property damage coverage for this location. As of June 30, 2006 we have recovered approximately $0.7 million in business interruption insurance that has been recognized within educational services expenses in our Consolidated Statements of Operations.

Post Retirement Benefit Obligation

The Company provides certain post retirement benefits to certain key employees and accounts for them in accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions.” The related expense did not have a material effect on the Company’s financial position or results of operations.

Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year. The adoption of this method increased compensation expense by $8.7 million (pre-tax) for fiscal year 2006. The tax benefit recognized in fiscal year 2006 was $2.2 million. Prior years compensation expense has not been adjusted to reflect the impact of SFAS No. 123(R). The impact of stock-based compensation (net of tax) on fiscal 2006 is $0.07 for both basic and diluted EPS.

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

Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2006	2005	2004
	(In thousands)
Revenues from unaffiliated customers
U.S. operations	$868,179	$849,736	$714,650
Canadian operations	98,467	113,829	80,986

Consolidated	$966,646	$963,565	$795,636

Long-lived assets
U.S. operations	$393,054	$368,663	$345,398
Canadian operations	61,950	75,944	58,753

Consolidated	$455,004	$444,607	$404,151

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Pronouncements

In June, 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is required to be implemented at the beginning of a fiscal year and is effective for Corinthian Colleges for fiscal 2008, although early adoption is permitted. We have not yet determined the impact of adopting FIN 48 on our financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. For Corinthian Colleges, SFAS 154 is effective for accounting changes made beginning in fiscal year 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS 158 to have a material effect on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal years ending after November 15, 2006 with early application encouraged. The Company has adopted SAB 108 in its fiscal year ended fiscal 2006 (See Note 2).

Concentration of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company extends credit for tuition to a majority of its students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education (“DOE”) requirements. Approximately 75%, 79% and 81% of the Company’s revenues, on a cash basis, were collected from funds distributed under Title IV Programs of the Higher Education Act of 1965, as amended (the “HEA”) for the years ended June 30, 2006, 2005 and 2004, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which the Company’s students participate. The Company’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation or termination proceeding which could have a material adverse effect on the Company.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2—Review of Historic Stock Option Practices

In mid-June 2006, the Company began a comprehensive internal review of its historic stock option practices. On July 7, 2006, the Company’s Board of Directors established a special committee (the “Special Committee”) of independent Board members to conduct an investigation of the Company’s historic stock option practices dating back to the Company’s initial public offering in 1999. The Special Committee retained independent counsel to assist with its review.

The Special Committee has completed its investigation. During its four month review, the Special Committee conducted interviews of numerous individuals, including current and former employees and Board members, collected over 2 million documents for potential review and selected and reviewed in excess of 550,000 potentially relevant documents. In November 2006, the Special Committee presented its report to the Company’s Board of Directors, in which it reported that it had found no evidence of fraud or willful misconduct in regards to the Company’s historic stock option grant practices. The Special Committee also made recommendations to the Board based on the results of its investigation, which the Board has accepted for consideration.

Intrinsic Value of Equity-based Compensation

Based on the Company’s internal review and the Special Committee’s investigation and findings, the Company has determined that it had unrecorded non-cash equity-based compensation charges associated with certain of its historic stock option grants. The Company believes that these accounting errors are immaterial to its financial statements in each of the periods to which such charges would have related (fiscal years 2000 through 2005). The largest of these errors are unrecorded charges relating to broad-based option grants during fiscal years 2001 and 2002 where the measurement date for accounting purposes, as defined by APB 25, differs from the measurement date used by the Company. On four occasions during those two fiscal years, the Company’s Board or Compensation Committee, as applicable, approved stock option grants to be made within thirty days following the Board or Committee meeting. In each of those cases, the grants were made at the lowest closing price during the applicable thirty day period, and the Company and the Special Committee have concluded that each of these grant dates were selected with the benefit of hindsight. For purposes of computing the intrinsic value of these grants, the Company has determined the appropriate measurement date under APB 25 was the end of the applicable thirty day period. The aggregate unrecorded compensation expense through June 30, 2005 associated with the intrinsic value of these options is approximately $5.4 million (on an after-tax basis, and after giving effect to employment taxes and unvested options forfeited by employees upon termination of their employment), which should have been amortized over the four year vesting period for these options.

In addition, the Company also identified several other occasions where the original grant date differed from the measurement date as defined by APB 25 as a result of contingencies, errors, administrative delays or discrepancies. The aggregate unrecorded compensation expense through June 30, 2005 associated with the intrinsic value of these options is approximately $0.3 million (on an after-tax, employment tax, and forfeiture basis), which also should have been amortized over the four year vesting period for these options.

Employment Taxes

As a result of the measurement date issues discussed above, certain of the Company’s option grants, which were previously characterized as Incentive Stock Options in accordance with Internal Revenue Code Section 422 (“ISOs”), are now considered to be non-qualified stock options. While the Company does not have payroll or income tax withholding obligations on gains resulting from the exercise of ISOs, gains resulting from the exercise of non-qualified stock options are considered ordinary income to the employee and the Company has corresponding withholding and payroll tax obligations (collectively “Employment Taxes”). Accordingly, the Company has an unrecorded liability for Employment Taxes resulting from gains on the exercise of such options. However, since the Company reported ordinary income from the sale of stock acquired on the exercise of options on employees’ Forms W-2 regardless of whether the options were considered ISOs or non-qualified stock options, the Company’s liability related to withholdings is limited to those income taxes not actually paid by the employees. The aggregate amount of the Employment Tax obligation is estimated to be $1.1 million (net of tax), of which $0.8 million relates to fiscal years 2005 and prior, and $0.3 million of which has been recorded in the fourth quarter of fiscal 2006.

Effects on Financial Statements

The following table sets forth the effect of such previously unrecorded non-cash equity compensation expense and employment taxes on the Company’s net income for each of the affected fiscal years. The charges relate to the intrinsic value of such additional equity compensation expense, computed as the difference between the quoted price on the appropriate measurement date for each grant and the exercise price of each grant, plus the effect of employment taxes in the years the employees exercised their options.

	30-Jun-01	30-Jun-02	30-Jun-03	30-Jun-04	30-Jun-05	Total
	(in thousands)
Reported Net Income	24,218	35,437	62,389	75,696	58,423	256,163

Compensation Expense	568	1,842	2,187	2,090	1,426	8,113
Employment Tax	—	—	195	579	502	1,276

Subtotal	568	1,842	2,382	2,669	1,928	9,389
Less: Tax Benefit	(224)	(728)	(941)	(1,054)	(762)	(3,709)

Net Impact	344	1,114	1,441	1,615	1,166	5,680

Percent of Reported Net Income	1.4%	3.1%	2.3%	2.1%	2.0%	2.2%

The Company believes, however, that these previously unrecorded expenses are not material to its financial statements in any of the periods to which such charges would have related and therefore, will not restate any of its historic financial statements to record such charges. The Company has early adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements”, (“SAB 108”). In accordance with the transition provisions of SAB 108, the Company has recorded the cumulative effect of the additional non-cash stock option compensation expense and Employment Taxes from fiscal years 2001 through 2005 as an entry to the beginning retained earnings balance at July 1, 2005. The Company also recorded an expense (net of tax) of $0.5 million for the fourth quarter of the Company’s fiscal year ended June 30, 2006 consisting of equity-based compensation charges and related employment taxes, net of income taxes.

In conjunction with this investigation and review, the Company has also evaluated whether any previously deducted compensation related to exercised stock options may be non-deductible under Section 162(m) of the Internal Revenue Code. The Company may be required to pay additional taxes and interest associated with previous compensation deductions in connection with such exercised stock options and the Company may lose additional deductions in future periods.

Adoption of SFAS No. 123(R)

As noted above in Footnote 1, beginning in fiscal year 2006 the Company adopted the fair-value method of accounting for stock options pursuant to SFAS No. 123(R). The Company has determined that the errors in its accounting for certain of its historic stock options did not materially affect its accounting for stock option expense during fiscal 2006 under this newly adopted standard.

Legal Matters

The Company voluntarily informed the Securities and Exchange Commission (the “SEC”) of the Special Committee review in July 2006. On August 11, 2006, the SEC notified the Company it is conducting an informal inquiry into the Company’s historic stock option grants. The Company is cooperating with the SEC in its inquiry.

A total of five derivative complaints against current and former officers and directors have been filed in relation to the Company’s historical stock option grants. (See Footnote 11 for more details.)

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Detail of Selected Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	As of June 30,
	2006	2005
	(In thousands)
Prepaids	$19,408	$16,285
Course materials	9,001	9,277
Other current assets	4,881	6,488
Income tax refund receivable	11,356	25,468

	$44,646	$57,518

Accrued expenses consists of the following:

	As of June 30,
	2006	2005
	(In thousands)
Accrued rent	$9,909	$7,699
Accrued expenses	12,836	14,031

	$22,745	$21,730

Property and equipment consist of the following:

	As of June 30,
	2006	2005
	(In thousands)
Furniture and equipment	$95,362	$83,404
Computer hardware and software	47,536	42,097
Leasehold improvements	124,055	94,726
Land	1,888	3,120
Buildings	34,205	26,903

	303,046	250,250
Less—accumulated depreciation and amortization	(103,961)	(74,349)

	$199,085	$175,901

Depreciation expense associated with property and equipment was $37.5 million, $33.1 million and $21.8 million for the years ended June 30, 2006, 2005 and 2004, respectively. The amortization for leasehold improvements included in the totals above, was approximately $12.6 million, $10.9 million and $6.1 million for the years ended June 30, 2006, 2005 and 2004, respectively. The gross cost of assets recorded under capital building leases, included above, totals approximately $18.6 million and $12.8 million for the years ended June 30, 2006 and 2005, respectively. The accumulated amortization related to these assets is approximately $2.0 million and $1.8 million as of June 30, 2006 and 2005, respectively.

In accordance with its policy on impairment of long-lived assets, the Company identified impairment losses for assets to be held and used during fiscal 2006 and 2005. These losses, which are reflected in the Consolidated Statements of Operations as “Impairment, facility closing, and severance charges” totaled $0.2 million and $16.3 million, in 2006 and 2005, respectively. See Note 10 – Impairment, Facility Closing and Severance Charges.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following:

	As of June 30,
	2006	2005
	(In thousands)
Goodwill, net:
Goodwill	$200,795	$208,403
Less—accumulated amortization	(2,421)	(2,421)

Goodwill, net	$198,374	$205,982

Other Intangibles
Non-amortizable intangibles:
Accreditation	$21,857	$21,848
Trade names	20,070	22,260

Non-amortizable intangibles	$41,927	$44,108

Amortizable intangibles:
Curriculum	$17,254	$20,514
Other	1,918	615

Amortizable intangibles	$19,172	$21,129

Less—accumulated amortization	(12,116)	(11,072)

Amortizable intangibles	$7,056	$10,057

Other intangibles, net	$48,983	$54,165

The changes in the carrying amount of goodwill for the year ended June 30, 2006, are as follows (in thousands):

Goodwill balance as of June 30, 2005	$205,982
Goodwill impairment	—
Currency translation adjustment	5,097
Goodwill adjustment pursuant to business combination (tax provision)	(1,289)
Goodwill disposal related to Corporate Education	(11,416)

Goodwill balance as of June 30, 2006	$198,374

Amortization expense associated with intangibles was $1.5 million, $3.0 million and $2.7 million for the years ended June 30, 2006, 2005 and 2004, respectively. Curriculum is amortized over a range of three to ten years. The total weighted-average amortization period for intangible assets subject to amortization is five years as of June 30, 2006. Additionally, the Company recognized non-compete agreement expense totaling approximately $0.3 million, $0.3 million and $0.1 million for the years ended June 30, 2006, 2005 and 2004, respectively.

As of June 30, 2006, estimated future amortization expense is as follows (in thousands):

2007	$2,024
2008	1,332
2009	1,205
2010	1,100
2011	1,026
Thereafter	369

Total	$7,056

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Student Notes Receivable

Student notes receivable represent loans that have maturity dates that generally range between 12 months to 60 months from the loan origination date. The interest charged on the notes generally ranges from 12 to 15 percent per annum. Included in the consolidated balance sheet at June 30, 2006 is $8.1 million in notes receivable, which represents the earned portion.

Note 5—Business Acquisitions/Dispositions

During the fiscal year ended June 30, 2004, the Company acquired all of the outstanding stock of Career Choices, Inc. (“Career Choices”). Career Choices operated 10 campuses in California, Washington, and Oregon, which offer diplomas and degrees in the applied science, automotive technology, HVAC technology and allied health fields. The cash purchase price was approximately $56.3 million, subject to certain balance sheet adjustments. The Company purchased Career Choices to expand its presence and strength in the Pacific Northwest and expects to benefit from increased marketing power and operational leverage. The 10 schools operated under the Sequoia Institute (“Sequoia”), Ashmead College, and Eton Technical Institute (“Eton”) trade names. Sequoia focuses on programs in the growing automotive technology field that will expand Corinthian’s presence in the high demand technology programs. Sequoia also introduces heating/ventilation/air-conditioning (HVAC) training to the Company’s technology programs. The Ashmead and Eton schools include the fields of massage therapy, dental and medical assisting. The acquisition is a strategic fit to the Company’s allied health program and the Company expects to gain outstanding automotive curriculum that complements the Company’s WyoTech curricula. The acquisition was accounted for using the purchase method of accounting and Career Choices’ results of operations are included in the consolidated results of operations of the Company since August 1, 2003, its acquisition date.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended June 30, 2004, the Company acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation (“CDI”) through a tender offer to acquire all of the outstanding shares of common stock. As of October 7, 2003, the Company had acquired all shares of CDI for approximately $42.1 million and the assumption of approximately $10 million of debt and other liabilities. CDI is a wholly-owned subsidiary of Corinthian Colleges, Inc. In October 2003, the Company completed the acquisition of CMA Careers, Inc. located in Kitchener, Ontario, Canada. The intent to acquire this campus by CDI had been agreed to prior to the Company’s acquisition of CDI. The cash purchase price was funded with available cash and borrowings from the Company’s amended credit facility. CDI operated 45 post-secondary colleges offering diploma-granting programs in the allied health, business and information technology fields. CDI’s corporate education division, which has 15 training centers, serves as both an outsourced and e-learning provider focused on skills development specialties such as leadership, innovation and business analysis. This acquisition expands the Company into the international arena with a significant presence in the Canadian post-secondary and corporate education markets, adding new programs that either extend or enhance the Company’s portfolio. The acquisition was accounted for using the purchase method of accounting and CDI’s results of operations are included in the consolidated results of operations of the Company since August 19, 2003, its acquisition date. In October 2003, we completed the acquisition of CMA Careers, Inc. located in Kitchener, Ontario, Canada. The intent to acquire this campus by CDI had been agreed to prior to our acquisition of CDI. We combined one of the CDI campuses with another campus in close proximity in April 2004 and closed 11 campuses and one training center in fiscal 2005. During fiscal 2006 we completed the sale of substantially all the assets of CDI’s corporate training division, CDI Education, whereby we sold the remaining training centers. The Company recognized a gain of approximately $1.4 million (pre-tax) which is included within other (income) expense on the Consolidated Statement of Operations.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the dates of significant acquisitions of Career Choices, ECAT and CDI in August 2003 (in thousands):

Current assets	$23,535
Property and equipment	8,896
Intangible asset not subject to amortization:
Trade name	3,928
Accreditation	15,138
Other (FAA certification)	40
Intangible asset subject to amortization:
Curriculum (3 - 10 year life)	3,019
Other (student relations & contracts) (1-2 year life)	280
Goodwill	96,181
Other assets	450

Total assets acquired	151,467
Total liabilities	48,663

Net assets acquired	$102,804

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year Ended June 30,
2004
(In thousands)
Net revenue	$807,757
Net income	$71,804
Earnings per share-basic	$0.80
Earnings per share-diluted	$0.76

Note 6—Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consists of the following:

	As of June 30,
	2006	2005
	(In thousands)
Promissory note due April 2007, with interest at 10.95% per annum, secured by certain land and improvements	$1,143	$1,272
Credit facility obligations, with interest at 4.3% per annum	31,390	53,035
Capital lease obligations	14,476	12,393
Other	52	91

	47,061	66,791
Less—current portion of long-term debt	(1,183)	(155)
Less—current portion of capital lease obligations	(325)	(195)

	$45,553	$66,441

The Company leases certain facilities under capital leases, which require monthly lease payments of approximately $147,000. The leases have interest rates ranging from 7.6% to 11.7% and expire in December 2022.

Principal payments due under the long-term debt arrangements and future minimum lease payments under the capital lease obligations discussed above are as follows:

	Fiscal Years Ending June 30,
	Notes Payable	Capital Lease Obligations	Credit Facility Obligations	Total
	(In thousands)
2007	$1,296	$1,810	$—	$3,106
2008	12	1,824	—	1,836
2009	—	1,838	—	1,838
2010	—	1,838	—	1,838
2011	—	1,838	—	1,838
Thereafter	—	20,587	31,390	51,977

	1,308	29,735	31,390	62,433
Less—portion representing interest	(113)	(15,259)	—	(15,372)

Present value of minimum lease payments	1,195	14,476	31,390	$47,061
Less—current portion	(1,183)	(325)	—	(1,508)

Total	$12	$14,151	$31,390	$45,553

In June 2002, the Company entered into a credit agreement for $100.0 million with a syndication of financial institutions administered by Bank of America, N.A that would have expired in July 2005. In August 2003, the Company amended and restated the credit facility, and increased it to $235 million, of which $185 million was a domestic facility and $50 million was a Canadian facility that would have expired in August 2006. On June 8, 2005, the Company amended and

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restated the credit facility for a second time. The amount of the facility remained at $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in July 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to the Company, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus  1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus  3/4 of 1% or the Bank of America Canada prime rate. The agreement has an annual commitment fee on the unused portion of 0.10% to 0.25%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a DOE financial responsibility composite score ratio. As of June 30, 2006, the Company was in compliance with all of the covenants. As a result of the historical stock option matter and the related delay in filing this Form 10-K, the Company has obtained a debt covenant waiver related to its requirement to file financial information and related certifications. The waiver has extended the requirement to provide June 30, 2006 and September 30, 2006 financial information and related certifications from October 3, 2006 and November 19, 2006, respectively to December 15, 2006. As of June 30, 2006, the credit facility had borrowings outstanding of $31.4 million and approximately $12.4 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by the Company’s present and future significant operating subsidiaries. Average daily borrowings outstanding amounted to $41.7 million in fiscal 2006, $46.4 million in fiscal 2005 and $39.2 million in fiscal 2004.

Note 7—Preferred Stock and Common Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2006, there were no outstanding shares of preferred stock.

Common Stock

The Company’s issued and outstanding common stock is entitled to one vote per share on all matters.

Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

Employee Stock Purchase Plan

In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the ESPP. At June 30, 2006, employees had purchased 338,698 shares and 1,661,302 shares were still available for purchase under the ESPP.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2006, the number of stock options, stock units, stock appreciation rights or other common stock-based securities available for future grant to directors, officers, employees and other eligible persons were 7,438,930 under the 2003 Plan. Options granted under the Plans were issued at exercise prices ranging from $1.56—$33.83 per share and have expiration dates not longer than 10 years. RSUs can be settled only by delivery of the Company’s Common Stock. Options and RSUs generally vest over a period of one to four years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. Accordingly, we adopted SFAS No. 123(R) during the first quarter of fiscal 2006 in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on implied market volatilities and the Company’s historical volatility. The Company uses historical data to estimate forfeitures and years until exercise within the valuation model.

Fiscal Year Ended June 30, 2006
Risk-free rate	4.07%
Expected years until exercise	6.4 years
Expected stock volatility	47%
Expected dividends	—
Expected forfeiture rate	4.8%

A summary of the status of the Company’s stock options is presented below:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2005	8,835	$15.24
Stock options granted during the year	1,776	$12.81
Stock options exercised	(601)	$6.89
Forfeitures or expired	(936)	$19.22

Outstanding at June 30, 2006	9,074	$14.91	6.6	$26,927

Exercisable at June 30, 2006	6,557	$15.91	5.9	$21,756

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.36 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

Pursuant to SFAS No. 123(R), the weighted-average fair value of stock options granted during fiscal 2006, 2005, and 2004 was $6.66, $11.16 and $14.48 per share, respectively.

As of June 30, 2006, there was $21.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested during fiscal year 2006 and 2005, was $8.0 million and $52.9 million, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2006, the Company issued 600,716 shares in connection with the exercise of stock options. The stock options exercisable at June 30, 2006, 2005, and 2004 were 6,557,309; 6,750,105; and 1,935,238 respectively.

During fiscal 2006, the Company granted 241,024 RSUs with a weighted average fair value of $12.73. As of June 30, 2006, there were 352,687 RSUs outstanding.

During fiscal years 2005 and earlier the Company accounted for stock option awards which vested under the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees”, and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” No compensation expense related to stock option awards was recognized during those prior years—see Note 2 “Review of Historical Stock Option Practices”. If the Company had adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Fiscal Years Ended June 30,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$58,423	$75,696
Add: Stock-based compensation included above	311	—
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(37,181)	(13,592)

Pro forma net income	$21,553	$62,104

Basic earnings per share:
As reported	$0.64	$0.85
Pro forma	$0.24	$0.70
Diluted earnings per share:
As reported	$0.63	$0.81
Pro forma	$0.23	$0.66

Pursuant to SFAS No. 123, the weighted-average fair value of stock options granted during fiscal 2005 and 2004 was $11.16 and $28.95 per share, respectively.

The effects of applying SFAS No. 123 in the above pro-forma disclosures are not necessarily indicative of future amounts. The fair value of each option, stock appreciation grant, and other common stock-based securities was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	2005	2004
Risk-free rate	3.93%	3.75%
Expected years until exercise	7 years	7 years
Expected stock volatility	105%	38%
Expected dividends	$—	$—

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shares Reserved for Future Issuance

At June 30, 2006, the Company has reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of the Employee Stock Purchase Plan and future issuances of stock options under the 2003 Performance Award Plan (in thousands):

Reserved for ESPP stock	1,661
Reserved for stock options and RSU’s outstanding and available for grant	7,439

Total	9,100

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share restated to reflect the two for one stock splits effected in the form of a stock dividend in March 2004:

	Fiscal Years Ended June 30,
	2006	2005	2004
	(In thousands)
Basic common shares outstanding	88,627	90,678	89,209
Effects of dilutive securities:
Stock options and restricted stock units	1,346	2,082	4,805

Diluted common shares outstanding	89,973	92,760	94,014

On October 27, 2005, the Company’s Board of Directors approved a share repurchase of up to $70 million of the Company’s common stock. From November 2005 through January 2006, the Company purchased 5,708,978 shares at a total cost of $70.0 million (an average share price of $12.26 per share). During the fourth quarter of fiscal 2006 the shares of treasury stock were retired.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Income Taxes

The components of the income tax provision are as follows:

	Fiscal Years Ended June 30,
	2006	2005	2004
	(In thousands)
Current provision:
Federal	$21,823	$23,499	$33,215
State	3,086	3,601	7,882

	24,909	27,100	41,097

Deferred provision:
Federal	(1,560)	6,171	7,996
State	(348)	1,551	(148)
Foreign	712

	(1,196)	7,722	7,848

Total provision for income taxes	$23,713	$34,822	$48,945

Actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2004, 2005 and 2006 to income (loss) before provision for income taxes as follows:

	Fiscal Years Ended June 30,
	2006	2005	2004
	(In thousands)
Provision at the statutory rate	$22,818	$32,636	$43,624
State income tax provision, net of federal benefit	1,780	3,463	5,027
Other	(885)	(1,277)	294

	$23,713	$34,822	$48,945

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s deferred tax asset and liability are as follows:

	As of June 30,
	2006	2005
	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	7,049	7,973
Accrued vacation	3,325	2,973
State taxes	1,293	227
Net operating loss carry forwards	845	1,106
Acquisition accruals	1,522	2,079
Workers’ compensation accrual	2,526	2,693
Accrued rent	4,063	3,157
Other	2,787	1,231
Valuation allowance	(2,467)	(3,277)

Current deferred tax asset	20,943	18,162

Non-current deferred tax asset (liability):
Notes receivable allowance for doubtful accounts	925	801
Stock compensation cost	3,304
Net operating loss carry forwards	5,883	9,009
Deferred rent	11,084	8,716
Depreciation	(25,751)	(26,280)
Acquisition intangibles	(10,646)	(10,245)
Capital assets	(1,891)	(1,717)
Other	(2,371)	(1,427)
Valuation allowance	(7,802)	(7,370)

Non-current deferred tax liability	(27,265)	(28,513)

	$(6,322)	$(10,351)

The Company has acquired various companies with net operating losses that may be utilized in future years. At June 30, 2006, the Company had federal and state net operating loss carry forwards of approximately $2.1 million and $2.6 million, with expiration dates beginning on June 30, 2021. In addition, the Company has Canadian non-capital loss carryovers of approximately CAD $18.9 million with expiration dates beginning on June 30, 2007.

Due to CDI’s recent history of generating non-capital tax losses, the Company has recorded a valuation allowance of $10.3 million at June 30, 2006 to reduce their net deferred tax assets to an amount that is “more likely than not” to be realized. This represents a reduction of $0.4 million from prior year-end.

If and when CDI’s non-capital losses are realized, the benefit of the non-capital losses will reduce a portion of the goodwill recorded in connection with the CDI acquisition. During 2006 goodwill was reduced by $1.0 million due to the realization of non-capital loss carryovers. The Company’s current intent is to re-invest in Canada all earnings from CDI.

Due to the “change of ownership” provisions of the Tax Reform Act of 1986, utilization of the Company’s acquired net operating loss carry forwards are subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carry forwards may expire before ultimately becoming available to offset future income tax liabilities.

During 2006, the Company settled the IRS examinations of its tax years ended June 30, 2002 and June 30, 2003. The settlement resulted in expected refunds of approximately $3.0 million. This includes estimated state tax refunds and interest.

The Company has tax deductible goodwill in the amount of $37.7 million as of June 30, 2006. In excess of approximately 95% of the Company’s pre-tax income has been generated in the United States for each of the fiscal years ending 2006, 2005, and 2004.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Impairment, Facility Closing, and Severance Charges

During the fourth quarter of 2006 we made the decision to consolidate multiple brands. As a result of this decision, the Company reviewed the related intangible asset of trade name for possible impairment in accordance with SFAS 142. Based on the results of the review, the Company recognized an impairment charge of $2.3 million, which represented the entire trade name value allocated to the schools impacted by the name change. The Company also recorded a facility closing charge of $1.0 million as a result of relocating our Rancho Cucamonga, CA campuses in the fourth quarter of 2006 and recorded a severance charge of $0.9 million.

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

The components of the charges and the related balance sheet accounts for fiscal year 2006 and 2005 were as follows (in thousands):

	Goodwill & Intangible Asset Impairment	Fixed Asset Write-offs	Severance and Benefits	Facility Related	Total
Balance at June 30, 2004	$—	$—	$919	$6,975	$7,894
Charges	—	16,252	359	1,554	18,165
Cash payments	—	—	(1,492)	(1,689)	(3,181)
Adjustments to goodwill	—	482	670	(2,062)	(910)
Asset writedowns	—	(16,734)	—	—	(16,734)

Balance at June 30, 2005	$—	$—	$456	$4,778	$5,234
Charges	2,293	222	833	822	4,170
Adjustments			36	167	203
Cash payments	—	—	(487)	(2,124)	(2,611)
Asset writedowns	(2,293)	(222)	—	—	(2,515)

Balance at June 30, 2006	$—	$—	$838	$3,643	$4,481

Note 11—Commitments and Contingencies

Leases

The Company leases most of its operating facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2028. In most cases, the facility leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments. In certain cases, the Company has renewable options and or leases containing ordinary rental escalations on the space. Future minimum lease payments under operating leases are as follows for the twelve months ending June 30:

Operating Leases
(In thousands)
2007	$74,744
2008	73,998
2009	65,520
2010	59,980
2011	55,978
Thereafter	250,979

$581,199

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease expense (facility and equipment) for the fiscal years ended June 30, 2006, 2005 and 2004 amounted to $74.0 million, $68.0 million and $50.8 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying consolidated statements of operations.

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

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company received another putative class action complaint entitled Jennifer Baker, et al. v. Corinthian Colleges, Inc. and Florida Metropolitan University, Inc. and on April 15, 2005, the Company received another complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Baker complaint named nine plaintiffs while the Alvarez first amended and supplemental complaint named ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Baker, Satz and Travis plaintiffs seek recovery of compensatory damages and attorneys’ fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company believes the other complaints are likewise without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in Baker and Alvarez, and the Travis court compelled that case to arbitration.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of the Company’s common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases have been consolidated into one action. A first consolidated amended complaint was filed in February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On April 24, 2006, the Court granted the Company’s motion to dismiss the plaintiff’s third consolidated amended complaint with prejudice. The plaintiff has appealed the dismissal to the Federal Ninth Circuit Court of Appeals. The Company intends to continue vigorously defending itself and its current and former officers in this matter.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The California Attorney General’s Office (the “CAG”) first requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures in June 2004. Since that time, the CAG has requested supplemental information in September 2004, December 2004, September 2005, January 2006, March 2006 and October 2006. Additionally, the Company’s attorneys received a letter from the CAG dated May 1, 2006 in which the CAG stated that it appeared to the CAG that the Company’s practices have been and are in violation of the California Business and Professions Code and the California Education Code regarding the Company’s advertising, marketing and sale of its programs to California consumers. Company representatives have met with attorneys from the CAG’s office on three occasions since June 2006, most recently in September 2006. At the most recent meeting with attorneys from the CAG’s office, the Company learned that the CAG’s concerns involve all of the Company’s campuses in California. The CAG’s office has stated its belief that the calculation methodology the Company has used regarding student placement rates violates the California Educational Code and the California Business and Professions Code. The CAG also stated its belief that the Company has not met minimum placement requirements under California law for certain of its diploma programs. The Company expects that if it is unable to resolve this matter through a settlement, the CAG’s office will file a lawsuit against the Company alleging violations of the California Education Code and the California Business and Professions Code. In such a suit, the CAG’s office may seek restitution on behalf of the Company’s former students, damages, civil penalties, fines, injunctive relief and/or revocation of the Company’s schools’ licenses. The Company is continuing to cooperate with the inquiry.

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

On April 6, 2005, the Company was served with a lawsuit entitled Jaclyn Fisher, et al. v. Corinthian Colleges, Inc., filed by forty-one current or former medical assisting students from the Company’s Bryman College campus in Tacoma, Washington, dating back to before the Company acquired the campus. The plaintiffs allege negligent/intentional misrepresentations and violations of the state consumer protection act regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant exam. The complaint does not seek certification as a class action. The Company removed the case to federal court and prevailed on its motion to compel twenty-one of the plaintiffs with arbitration provisions to binding arbitration. Additional individual lawsuits in federal and state court in Washington and demands in arbitration have been filed by the same counsel to the original forty-one plaintiffs which contain virtually identical allegations, and which raise the total number of students involved to more than one hundred and ten. The additional students are primarily from the Company’s Bryman, Tacoma campus, but are also alleged to have attended the Bryman campuses in Lynwood and Renton, Washington. Arbitration hearings have been held regarding more than thirty students who attended the Bryman campuses in Tacoma and Renton, Washington. Of those students whose arbitrations have been resolved, the Company has prevailed in sixteen of those matters and the plaintiffs have received awards in the other matters that have not had a material impact on the Company’s financial statements or results of operations. The Company intends to continue its vigorous defense in the remaining related cases.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 31, 2006, the Company was served with a lawsuit captioned Mercidita Garcia, et al. v. Corinthian Colleges, Inc., filed by fourteen current or former surgical technologist students from the Company’s Parks College located in Thornton, Colorado. The counsel for the plaintiffs claims to represent an additional twelve former surgical technologist students at this campus. The plaintiffs allege negligent/intentional misrepresentations/omissions and violations of the state consumer protection act regarding alleged misrepresentations about the program. The complaint does not seek certification as a class action. The Company has removed this case to federal court and the court has dismissed the complaint and compelled the plaintiffs to binding arbitration. The Company intends to vigorously defend itself in this matter.

On July 7, 2006, the Company’s Board of Directors established a special committee (the “Special Committee”) to conduct an independent review of the Company’s historic stock option grants dating back to the Company’s initial public offering in 1999. The Special Committee retained independent counsel to assist with its review. The Company voluntarily informed the Securities and Exchange Commission (the “SEC”) of its review. On August 11, 2006, the SEC informed the Company that it had begun an informal inquiry into the Company’s practices, procedures and disclosures related to its historic stock option grants. The Company is cooperating with the SEC in its informal inquiry.

On August 2, 2006, the Company was served with two virtually identical derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., and, Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al. The complaints were filed in the Orange County California Superior Court against David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Beth Wilson, Dennis Beal, Jack Massimino, Linda Skladany, and Hank Adler. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty and unjust enrichment by the individual defendants related to the Company’s past option grant practices. Three other similar derivative actions have been filed in Federal District Court for the Central District of California, one entitled Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., the second entitled M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and the third entitled Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The federal cases allege violation of the Securities and Exchange Act of 1934, violation of the California Corporations Code, unjust enrichment and return of unearned compensation, and breach of fiduciary duties, based on similar factual allegations to the Adolph and Gunkel cases. The Pfeiffer case is filed against the same defendants as the two state court cases. The Close and Edwards cases name the following individual defendants, all of whom are current and former directors and officers of the Company: Dave Moore, Jack Massimino, Ken Ord, William Murtagh, William Buchanan, Robert Owen, Stan Mortensen, Mark Pelesh, Mary Barry, Beth Wilson, Dennis Devereux, Paul St. Pierre, Alice Kane, Terry Hartshorn, Linda Skladany, Hank Adler, Loyal Wilson and Mike Berry.

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

As of June 30, 2006, the Company had established aggregate reserves that are immaterial to the financial condition of the Company for those matters where the liabilities are probable and losses estimable. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Other

As a result of the issues discussed above in Note 2 regarding the Company’s past stock option practices, certain of the Company’s option grants which were previously characterized as Incentive Stock Options in accordance with Internal Revenue Code Section 422 (“ISOs”) are now considered to be non-qualified stock options. The Company may have liabilities related to Employment Taxes resulting from the gains its employees made on the exercise of such options. The Company may also have tax liabilities associated with previously deducted compensation related to exercised stock options which may now be considered to be non-deductible under Section 162(m) of the Internal Revenue Code. The Company may be required to pay additional taxes and interest associated with Employment Taxes and previous compensation deductions in connection with such exercised stock options under Section 162(m). The Company has accrued a liability for such contingent obligations as described above in Note 2. Although the Company has based its accrual on its current estimate of these liabilities, it cannot assure that such liabilities will not exceed its accrual.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Employee Benefit Plans

The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code. Employees classified as “regular” status and who are regularly scheduled to work at least 30 hours per week (20 hours per week for instructors) are eligible to participate in the Plan beginning the 1st of the month following 1 month of employment. Company contributions begin the 1st of the month following 12 months of employment and 1,000 hours worked. Contributions to the plan by the by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period from the date of employment. Company contributions to the plan were approximately $2.4 million, $2.2 million and $1.9 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 2006, management believes the Company’s institutions were in compliance with the applicable regulations in all material respects.

Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 1998. Consequently, Congress has been considering the reauthorization of the HEA.

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

The DOE calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the DOE’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 2006, all of the Company’s U.S. institutions and the Company on a consolidated basis satisfied each of the DOE’s standards of financial responsibility.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Quarterly Financial Summary (Unaudited)

	Fiscal Quarters				Fiscal Year
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Fiscal 2006
Net revenues	$236,294	$244,467	$250,253	$235,632	$966,646
Income from operations	11,797	17,475	19,786	12,348	61,406
Net income	7,378	10,723	14,659	8,722	41,482
Income per share
Basic	$0.08	$0.12	$0.17	$0.10	$0.47
Diluted	$0.08	$0.12	$0.17	$0.10	$0.46
Fiscal 2005
Net revenues	$224,610	$246,781	$252,848	$239,326	$963,565
Income from operations	25,332	32,955	36,200	(312)	94,175
Net income	14,609	20,420	21,643	1,751	58,423
Income per share
Basic	$0.16	$0.23	$0.24	$0.02	$0.64
Diluted	$0.16	$0.22	$0.23	$0.02	$0.63
Fiscal 2004
Net revenues	$165,831	$199,060	$214,312	$216,433	$795,636
Income from operations	29,346	35,496	32,539	29,262	126,643
Net income	17,363	20,585	19,015	18,733	75,696
Income per share
Basic	$0.20	$0.23	$0.21	$0.21	$0.85
Diluted	$0.19	$0.22	$0.20	$0.20	$0.81

Note 15 – Subsequent Events

Share Repurchase

On October 31, 2006, Corinthian’s Board of Directors approved a share repurchase of up to $50 million of the Company’s common stock. Corinthian plans to repurchase shares on the open market or in private transactions from time to time, depending on the company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

Nasdaq Staff Determination Letters

The Company received Nasdaq Staff Determination letters in October and November 2006 stating that the Company’s common stock was subject to delisting from the Nasdaq Global Select Market for failure to file its fiscal 2006 10-K and first quarter 2007 10-Q, respectively. The Company appeared before the Nasdaq Appeals Panel on November 9, 2006 regarding its failure to file the fiscal 2006 Form 10-K and is awaiting its determination, which is expected within 30-45 days of the hearing date. Once the 10-K and 10-Q are filed, the Company expects Nasdaq to cease delisting proceedings.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report and concluded that those controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Paul R. St. Pierre, age 61, is one of the founders of Corinthian, and served as Corinthian’s Executive Vice President, Marketing & Admissions until his retirement in June 2003. Mr. St. Pierre has been a member of the Board of Directors since the Company’s inception in July 1995, and was elected Vice Chairman of the Board of Directors in January 2003. Mr. St. Pierre is a Class II director whose term of office will expire at the next annual meeting of the Company’s stockholders. Prior to the Company’s founding in 1995, he was employed by a subsidiary of National Education Corporation (“NEC”) from 1991 to 1995. His first assignment at NEC was as School President for its San Bernardino, California campus. Subsequently, he held corporate assignments as Director of Special Projects, Vice President of Operations for the Learning Institutes Group (the largest colleges owned by NEC) and as Vice President, Marketing & Admissions for NEC.

Linda Arey Skladany, Esq., age 61, became a member of the Board of Directors effective upon the completion of Corinthian’s initial public offering in February 1999. She is a member of the Compensation and the Nominating and Corporate Governance Committees of the Board. Ms. Skladany is a Class II director whose term of office will expire at the next annual meeting of the Company’s stockholders. Ms. Skladany retired in April 2003 from her position as Senior

Associate Commissioner, the Office of External Relations at the United States Food and Drug Administration, a position she had held since June 2002. Prior to that time, she was Vice President for Congressional Relations at Parry, Romani, DeConcini & Symms, a Washington D.C. lobbying firm, from 1995 to June 2002. Ms. Skladany has previously served a four-year term on the Board of Visitors of the College of William and Mary.

Robert “Bob” Lee, age 58, became a member of the Board of Directors on October 31, 2006. Mr. Lee is a Class II director whose term of office will expire at the next annual meeting of the Company’s stockholders. Mr. Lee retired from Pacific Bell (PacBell) in 1998 after a 26-year distinguished career. At the time of his retirement, Mr. Lee was a corporate executive vice president and president of business communications services. In that role, he was responsible for an operation that generated $3 billion in annual revenue, served one million customers and had 15,000 employees. During his 26-year career at PacBell, Mr. Lee served in a variety of senior marketing and general management positions, including executive vice president, California markets group and executive vice president, statewide markets group. Mr. Lee is a member of the boards of directors of Broadvision, Web.com, Netopia and Blue Shield of California.

David G. Moore, age 68, is one of the founders of Corinthian and is currently the Chairman of the Board, a position he has held since August 2001. Mr. Moore has served as a member of the Board of Directors since the Company’s inception in July 1995, and served as the Company’s Chief Executive Officer from July 1995 to November 2004. In addition, he served as the Company’s President from its inception until October 2002. Mr. Moore is a Class III director whose term of office will expire at the annual meeting of the Company’s stockholders in November 2007. Immediately prior to forming the Company, he was President of a subsidiary of NEC. From 1992 to 1994, Mr. Moore served as President of DeVry Institute of Technology in Los Angeles, where he developed DeVry’s West Coast growth strategy. Mr. Moore served a distinguished career in the U.S. Army, retiring at the rank of Colonel.

Jack D. Massimino, age 57, is the Company’s Chief Executive Officer, a position he has held since November 2004. He became a member of the Board of Directors effective upon the completion of Corinthian’s initial public offering in February 1999. Mr. Massimino is a Class III director whose term of office will expire at the annual meeting of the Company’s stockholders in November 2007. He was President and Chief Executive Officer of Talbert Medical Management Corporation, a publicly traded physician practice management company from 1995 through late 1997. Prior to his association with Talbert, Mr. Massimino was Executive Vice President and Chief Operations Officer of FHP International Corporation, a multi-state, publicly-traded HMO, with revenues of approximately $4 billion at the time of his service. Mr. Massimino has served on several boards, including Talbert Medical Management Corporation, FHP, Inc., Texas Health Plans, Great States Insurance Company, Art Institute of Southern California, Thunderbird World Business Advisory Council and the Orange County Business Committee for the Arts.

Hank Adler, age 60, has served on the Board of Directors since August 24, 2004. He is a member of the Board’s Audit, Nominating and Corporate Governance and Compensation Committees. Mr. Adler is a Class III director whose term of office will expire at the annual meeting of the Company’s stockholders in November 2007. Mr. Adler is currently an assistant professor of accounting at Chapman University. He was previously a partner with Deloitte & Touche, LLP, from which he retired in 2003 after 30 years with that firm. He specialized in tax accounting and served as client service and tax partner for a variety of public and private companies. Mr. Adler is a board member of KBS REIT and was previously a board member of Hoag Hospital Memorial Presbyterian. In the 1990s, Mr. Adler served on the board of trustees and as president of the Irvine Unified School District.

Alice T. Kane, age 58, was appointed to the Board of Directors on July 12, 2005. She is a member of the Audit, the Nominating and Corporate Governance and the Compensation Committees of the Board of Directors of the Company. Ms. Kane is a Class I director whose term of office will expire at the annual meeting of the Company’s stockholders in November 2008. Ms. Kane has more than 30 years of experience in the financial services industry. She began her career at New York Life Insurance Company in 1972, where she ultimately served as executive vice president of its $40 billion asset management business and as a member of the executive management committee. She also served as executive vice president and general counsel of New York Life from 1986 to 1995. After leaving New York Life in 1998, Ms. Kane joined American General Financial Group, where she served as chairman and president of three mutual fund and variable annuity businesses with combined assets of over $30 billion. In 2002, Ms. Kane became chairman of Blaylock Asset Management, a start-up minority- and women-owned institutional manager, where she served from September 2002 to March 2004. More recently she co-founded Q-Cubed Alternative Advisor LLC, a quantitative equity hedge fund, where she was Chair and Managing Director from September 2004 to October 2005. Ms. Kane was formerly a member of the National Association of Securities Dealers (NASD) Board of Governors. Ms. Kane is currently the North America General Counsel for the Zurich Financial Services Group, a position she has held since October 2005. Ms. Kane is also a director of Guess?, Inc.

Terry O. Hartshorn, age 61, was appointed to the Board of Directors on September 21, 2005, and is a member of the Audit, the Nominating and Corporate Governance and the Compensation Committees of the Company’s Board of Directors. Mr. Hartshorn is a Class I director whose term of office will expire at the annual meeting of the Company’s stockholders in November 2008. Mr. Hartshorn was a member of the Board of Directors of PacifiCare Health Systems, Inc. from March 1985 until PacifiCare was purchased by UnitedHealth Group in December 2005. He was Chairman of the Board of PacifiCare from 1993 to 1998. He was President and Chief Executive Officer of UniHealth from 1994 to 1997. Mr. Hartshorn also served as President and Chief Executive Officer of PacifiCare from 1976 to April 1993 and Secretary of PacifiCare from 1977 to 1981. Since 1997, Mr. Hartshorn has been an investor, advisor and personal coach for start-up and early stage companies in a variety of industries.

Audit Committee

The Audit Committee is currently comprised of Mr. Adler, Ms. Kane, and Mr. Hartshorn, each of whom is an “independent director” as defined in the NASDAQ listing standards and in Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that each of Mr. Adler, Ms. Kane, and Mr. Hartshorn is an “audit committee financial expert,” as such term is defined in Regulation S-K, Item 401(h) promulgated under the Securities Exchange Act of 1934, as amended.

Shareholder Recommendation of Nominees to the Company’s Board of Directors

On January 30, 2006, the Company’s Board of Directors amended and restated the Company’s Bylaws, effective as of that date. The Amended and Restated Bylaws set forth advance notice procedures for stockholder proposals and nominations for directors at annual or special stockholder meetings. The Amended and Restated Bylaws require that written notice of any such stockholder proposals or nominations be delivered to the Secretary of the Company not more than 120 days and not less than 90 days prior to the first anniversary of the preceding year’s annual meeting of stockholders, and that such notice must contain the information required by Section 14A of the Securities Exchange Act of 1934 or the Bylaws. Before being amended, the Bylaws did not specify a procedure for stockholder proposals or nominations.

In its assessment of potential board member candidates, the Nominating and Corporate Governance Committee (the “Nominating Committee”) will review the nominees’ experience and independence, the current needs of the Board, and such other factors as the Nominating Committee may determine are pertinent in light of the needs of the Board at the time. The Nominating Committee will also take into account the ability of a person to devote the time and effort necessary to fulfill his or her responsibilities. Nominees may be suggested to the Committee by other directors, members of management, and Company stockholders. The Nominating Committee also has authority to engage third party consultants to help identify or evaluate potential director nominees. In considering nominees to the Board, the Nominating Committee will select individuals who have the highest personal and professional integrity and who have demonstrated exceptional ability and judgment to be most effective, in conjunction with the other members of the Board, in collectively serving the long-term interests of the stockholders. The Nominating Committee’s evaluation does not vary based on whether or not a candidate is recommended by a stockholder.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires Corinthian’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of Corinthian’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms it has received, Corinthian believes that during fiscal 2006 all Section 16 filing’s applicable to its officers, directors and 10% beneficial owners were timely made by such persons.

Executive Officers

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

Summary Compensation Table

The following table provides information concerning the annual and long-term compensation for services in all capacities to Corinthian for the fiscal years ended June 30, 2006, June 30, 2005 and June 30, 2004 for our chief executive officer and our next four most highly compensated executive officers (collectively, the “Named Executive Officers”).

	Fiscal Year	Annual Compensation			Long-Term Compensation			All Other Compensation (9)($)
Name and Principal Position (1)		Salary ($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Unit Awards ($)(6)	Securities Underlying Options (#)(7)
Jack D. Massimino(2) President and Chief Executive Officer	2006 2005	624,000 350,768	-0- -0-	* *	127,500 932,500	70,000 362,000	(8)	-0- -0-

David G. Moore(3) Chairman of the Board	2006 2005 2004	676,000 650,000 575,000	-0- -0- -0-	* * *	127,500 113,700	70,000 70,000 150,000		8,800 8,400 9,910

Beth Wilson Executive Vice President, Operations	2006 2005 2004	374,400 360,000 325,000	-0- 75,000 36,595	* * *	95,625 113,700	52,500 70,000 150,000		8,688 8,787 9,903

Kenneth S. Ord(4) Executive Vice President and Chief Financial Officer	2006 2005	364,000 122,500	-0- 50,000	* *	95,625 178,400	52,500 70,000		-0- -0-

Mark Pelesh(5) Executive Vice President, Legislative & Regulatory Affairs	2006 2005 2004	286,000 275,000 200,961	-0- 50,000 50,000	* * *	95,625 159,885	52,500 98,438 60,000		7,520 7,923 -0-

*	All Named Executive Officers receive car allowances, reimbursement of certain medical expenses not generally available to other Company employees, and other perquisites. Except where specifically noted, amounts do not exceed reporting thresholds for perquisites and other personal benefits as set by the Commission.

(1)	Peter Waller was hired as the Company’s President & Chief Operating Officer effective February 1, 2006, and thus worked for the Company for only a portion of fiscal 2006. If he had worked an entire fiscal year, Mr. Waller would have been a Named Executive Officer and information regarding his compensation would have been included in this table.

(2)	Mr. Massimino was hired as the Company’s President and Chief Executive Officer effective as of November 17, 2004, and thus worked for the Company for only a portion of fiscal 2005.

(3)	Mr. Moore stepped down as the Company’s Chief Executive Officer effective as of November 17, 2004. He remains the Company’s Chairman of the Board.

(4)	Mr. Ord was hired as the Company’s Executive Vice President and Chief Financial Officer effective February 10, 2005, and thus worked for the Company for only a portion of fiscal 2005.

(5)	Mr. Pelesh was hired as the Company’s Executive Vice President, Legislative & Regulatory Affairs effective September 2, 2003, and thus worked for the Company for only a portion of fiscal 2004.

(6)

Amounts shown represent the dollar value of the grant of restricted stock unit awards based on the value of the Company’s common stock on the date of grant. All grants of restricted stock units vest 25% per year on each of the first four anniversaries of the grant date and were made under the Company’s 2003 Performance Award Plan, as amended, or its 2004 New-Hire Award Plan. On August 30, 2005, Mr. Moore and Mr. Massimino each received a grant of 10,000 restricted stock units and Mr. Ord, Ms. Wilson and Mr. Pelesh each received a grant of 7,500 restricted stock units. The dollar values shown above with respect to the grant of restricted stock units to each of such Named Executive Officers is based upon the closing price of the Company’s common stock ($12.75) on August 30, 2005. As of June 30, 2006, the aggregate number of shares with respect to such restricted stock units held by the Named Executive Officers, and the dollar value of such shares, was as follows: Mr. Massimino, 47,500 shares ($682,100); Mr. Moore, 17,500 shares ($251,300); Mr. Ord, 17,500 shares ($251,300); Ms. Wilson, 15,000 shares ($215,400); and Mr. Pelesh, 18,047 shares ($259,155). The dollar values are based upon the closing price of the Company’s common stock ($14.36) on June 30, 2006. In the event the Company pays a dividend to shareholders, these restricted stock units would be eligible for such a dividend.

(7)	All option amounts have been adjusted to reflect the Company’s 2-for-1 stock split effected in the form of a stock dividend in March 2004.

(8)	Mr. Massimino received two separate option grants during the fiscal year ended June 30, 2005: one on August 31, 2004 for 12,000 shares with respect to his service at such time as a non-employee director of the Company, and another for 350,000 shares on November 17, 2004 when he was hired as the Company’s Chief Executive Officer.

(9)	Consists of the Company’s matching contribution to the employees’ 401(k) Plan. The 401(k) matching benefit is available to all Company employees who have completed at least one month of service with the Company and are otherwise eligible on a 100% matching basis up to 2% of each employee’s eligible annual salary contributed to the 401(k) Plan and on a 50% matching basis up to the next 4% of each employee’s eligible annual salary contributed to the 401(k) Plan.

Option Grants During Fiscal Year 2006

The following table sets forth information regarding options to purchase Common Stock granted during the year ended June 30, 2006 to each of the Named Executive Officers. The Company does not have any outstanding stock appreciation rights.

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year(%)	Exercise or Base Price per Share($/ SH)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Jack D. Massimino	70,000	3.94	12.75	8/30/15	561,288	1,422,415
David G. Moore	70,000	3.94	12.75	8/30/15	561,288	1,422,415
Beth Wilson	52,500	2.96	12.75	8/30/15	420,966	1,066,811
Kenneth S. Ord	52,500	2.96	12.75	8/30/15	420,966	1,066,811
Mark Pelesh	52,500	2.96	12.75	8/30/15	420,966	1,066,811

(1)	Each option vests 25% per year on each of the first four anniversaries of the grant date and expires on the tenth anniversary of the grant date.

(2)	The potential realizable values are based on an assumption that the stock price of the Common Stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the Commission and do not reflect an estimate of future stock price growth of the shares of the Common Stock.

Option Exercises in Fiscal 2006 and Fiscal Year-End Option Values

The following table contains information regarding options exercised by the Named Executive Officers and their unexercised options as of June 30, 2006.

Name	Shares Acquired on Exercise(#)(1)	Value Realized($)(2)	Number of Shares Underlying Unexercised Options as of June 30, 2006(#)(1) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options as of June 30, 2006($)(2) Exercisable/ Unexercisable
Jack D. Massimino	-0-	-0-	402,000/70,000	35,880/112,700
David G. Moore	-0-	-0-	1,266,043/122,501	8,355,761/269,678
Beth Wilson	-0-	-0-	480,000/105,000	1,650,371/241,500
Kenneth S. Ord	-0-	-0-	70,000/52,500	-0-/84,525
Mark Pelesh	-0-	-0-	84,609/126,329	73,581/305,274

(1)	All share amounts have been adjusted to reflect the Company’s stock splits in December 2000, May 2002 and March 2004.

(2)	Based on the closing sale price of the Common Stock on June 30, 2006 ($14.36), the last trading day of the Company’s fiscal year on the NASDAQ National Market, less the option exercise price.

Compensation of Directors

Each non-employee director is paid an annual fee of $25,000 for his or her services as a director, and $1,500 for each Board of Directors meeting attended. Each member of the Compensation Committee (other than the Chairperson) receives $1,500 for each Compensation Committee meeting attended; the Chairperson of the Compensation Committee receives $4,000 for each Compensation Committee meeting attended. Each member of the Audit Committee (other than the Chairperson) receives $2,000 for each Audit Committee meeting attended; the Chairperson of the Audit Committee receives $5,000 for each Audit Committee meeting attended. Each member of the Nominating and Corporate Governance Committee (other than the Chairperson) receives $1,500 for each Nominating and Corporate Governance Committee meeting attended; the Chairperson of the Nominating and Corporate Governance Committee receives $3,000 for each Nominating and Corporate Governance Committee meeting attended. All non-employee directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending Board of Directors meetings and committee meetings. New non-employee directors elected or appointed at any time other than at the August Board meeting will receive an initial pro-rated stock option grant in an amount equal to the product of (i) the percentage of the year remaining until the next regularly scheduled August Board meeting, and (ii) 12,000. Each non-employee director of the company automatically receives an annual grant of 12,000 options at the August meeting of the Board. These stock options are granted at the then-current market price, and vest immediately but are not exercisable until the one-year anniversary of the grant date.

In addition, each member of the Special Committee of the Board formed on July 7, 2006 receives $350 per hour for his or her service as a member of the Special Committee.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The Company has employment agreements (the “Employment Agreements”) with Mr. Massimino (executed in November 2004), Mr. Moore (executed in February 2006), Ms. Wilson (executed in February 2006), Mr. Ord (executed in February 2005), and Mr. Pelesh (executed in August 2005). The Employment Agreements have initial terms of two years. The terms of each Employment Agreement are automatically extended for an additional year on the first anniversary of the effective date of each agreement and on each subsequent anniversary date, unless either the Company or the executive gives a termination notice to the other party at least one (1) year prior to the expiration date of the then-current term. The maximum term of the Employment Agreements, even with the automatic extensions, is five (5) years.

The Employment Agreements provide for the payment of annual base salaries of no less than that in effect for the particular Named Executive Officer as of the date of execution of the applicable Employment Agreement with such officer. The amount of these base salaries is required to be reviewed annually by the Compensation Committee. The base salary of each such executive in effect from time to time can only be reduced involuntarily by the Company to the extent such reduction is made equally to all employees of a substantially equal level or position. In addition, the Employment Agreements provide the Named Executive Officers with vacation benefits of no less than three weeks per year. If the Company terminates any such executive’s employment without cause, or if such officer terminates his or her employment under certain circumstances set forth in the Employment Agreement, then such officer is entitled to a lump sum payment equal to, in the case of Mr. Massimino, Ms. Wilson, Mr. Pelesh, and Mr. Ord, the sum of (A) one times (1x) the value of the Named Executive Officer’s base salary for the most recent twelve (12) month period prior to the date of such termination, plus (B) one times (1x) the average annual bonus paid or payable under any bonus plan or agreement between the Company and such employee for the most recent two (2) full fiscal years. If the Company terminates Mr. Moore’s employment without cause, or if Mr. Moore terminates his own employment under certain circumstances set forth in the

Employment Agreement, then Mr. Moore would be entitled to a lump sum payment equal to, the sum of (A) two times (2x) the value of Mr. Moore’s base salary for the most recent twelve (12) month period prior to the date of such termination, plus (B) two times (2x) the average annual bonus paid or payable under any bonus plan or agreement between the Company and Mr. Moore for the most recent two (2) full fiscal years.

In the event of a change-in-control of the Company (as defined in the Employment Agreements), upon the termination or resignation of any Named Executive Officer, he or she would be entitled to receive a lump sum payment equal to the sum of (A) two times (2x) the value of his or her base salary for the most recent twelve (12) month period prior to the date of such termination or resignation, plus (B) two times (2x) the average annual bonus paid or payable under any bonus plan or agreement between the Company and such Named Executive Officer for the most recent two (2) full fiscal years. In the case of Mr. Massimino, Ms. Wilson, Mr. Pelesh, and Mr. Ord, if such payment results in the imposition of excise taxes under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), then such Named Executive Officer’s payment would either be (a) the full payment amount, or (b) such lesser amount that would result in no portion of such payment being subject to such excise tax, whichever of the foregoing amounts results in the receipt by such person, on an after-tax basis, of the greatest amount of such payment. In the case of Mr. Moore, if such payment results in the imposition of excise taxes under Section 4999 of the Code, Mr. Moore would be entitled to receive an additional payment so that, after payment by Mr. Moore of all applicable excise taxes, he retains an amount equal to the amount he would have retained had no excise tax been imposed.

The Company has also entered into Executive Bonus Agreements with each of the Named Executive Officers which set forth the bonus targets for each executive and the performance criteria upon which each executive’s bonus will be based. The performance criteria includes operating profit for the Company as well as measures based on compliance. Each Named Executive Officer’s bonus is a percentage of such executive’s base salary, and has been determined by the Compensation Committee of the Board of Directors for each executive. Mr. Moore’s target bonus is 125% of his base salary and Mr. Massimino’s target bonus is 100% of his base salary. Other than Messrs. Moore and Massimino, each of the Named Executive Officers has a target bonus equal to 75% of his or her respective base salary.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of Mr. Adler, Ms. Skladany, Ms. Kane and Mr. Hartshorn. None of such persons is or has ever been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves or has served as a member of the Compensation Committee or board of directors of any entity that employs or has employed any member or former member of the Compensation Committee of the Company.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors is comprised entirely of non-employee directors and determines the nature and amount of all compensation for the Company’s executive officers, including the Named Executive Officers, and certain other senior officers of the Company. Each member of the committee is “independent” as defined under the listing standards of The NASDAQ Stock Market, Inc. The Compensation Committee also administers the Company’s equity compensation plans, including the 2003 Performance Award Plan, as amended. The Committee engages independent compensation consultants and legal counsel as it deems necessary to accomplish its work.

The objectives of the Compensation Committee in determining the levels and components of executive compensation are to (i) attract, motivate and retain talented and dedicated executive officers, (ii) provide executive officers with both cash and equity incentives to further the interests of the Company and its stockholders, and (iii) compensate executive officers at levels comparable to those of executive officers at other companies against whom the Company competes for executive talent.

Generally, the compensation of all executive officers is composed of:

•	a base salary,

•	bonuses,

•	perquisites, and

•	periodic grants of equity compensation.

The Compensation Committee believes that these components offer the executive officers competitive compensation, while aligning their interests with those of the Company’s stockholders. Through the use of equity compensation and annual bonuses, executive officers are rewarded for their improvement of the Company’s performance. The Compensation Committee currently intends, to the extent consistent with the above objectives, for all base salary and bonus compensation paid to the Named Executive Officers to be tax deductible to the Company pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, although the Committee retains the discretion to provide compensation that may not be deductible under Section 162(m) under certain circumstances.

Base Salaries. In determining the base salaries of the Named Executive Officers in fiscal 2006, the Compensation Committee considered the performance of each executive in past years, the nature of the executive’s responsibilities, the salary levels of executives at comparable publicly held companies and Corinthian’s general compensation practices. In the beginning of the fiscal year 2006, the Compensation Committee approved base salary increases of approximately four percent to each of the Named Executive Officers.

Bonuses. Bonus plans for executive officers of the Company, including the Named Executive Officers, are tied to achievement of specified goals by the Company or the area of operational responsibility for the particular officer. The performance objectives in fiscal 2006 for the Named Executive Officers, as well as for other senior officers of the Company, were primarily based on operating profit targets for the Company established during the Company’s budget process for fiscal 2006. During fiscal 2006, the Company did not achieve the minimum amount of operating profit for any bonuses to be paid under the bonus agreements. However, the Compensation Committee accepted the recommendations of Mr. Massimino that certain senior officers, other than the Named Executive Officers, be paid discretionary bonuses with respect to fiscal 2006. The Compensation Committee has deferred consideration of discretionary bonuses for any of the Named Executive Officers until a later time.

Equity Compensation. Periodically, the Compensation Committee has granted, and expects in the future to grant, stock options, restricted stock units (“RSUs”) and other forms of equity compensation to executive officers and other key employees of the Company in order to provide a long-term incentive. The value of such equity compensation grants is directly tied to the performance of the Company’s Common Stock. In general, the options and RSUs vest in equal annual installments over a four-year period beginning one year after the date of grant. Vesting periods are used to retain key employees and to emphasize the long-term aspect of contribution and performance. In making stock option and RSU grants to executives and other key employees, the Compensation Committee considers a number of factors, including the performance of such persons, the responsibilities and the relative position of such persons within the Company, a review of the compensation of executives and key employees in comparable companies and a review of the number of stock options each such person currently possesses.

Compensation of the Chief Executive Officer. Mr. Massimino was retained in November 2004 to serve as the Company’s Chief Executive Officer. In connection with Mr. Massimino’s retention, the Compensation Committee retained the services of an independent compensation consultant to provide advice to the Committee about the nature and amount of appropriate compensation for an incoming Chief Executive Officer. Taking into account the recommendations of such consultant, Mr. Massimino’s initial base salary was set at $600,000. He was also granted options to purchase 350,000 shares of the Company’s common stock, at an exercise price equal to the fair market value of the Company’s common stock as of the date of his hire, and 50,000 RSUs; both the options and the RSUs vest in equal annual installments of 25% per year on each of the first four anniversaries of the grant date. At the beginning of fiscal 2006, Mr. Massimino’s base salary was increased to $624,000, a percentage increase consistent with the base salary increases provided to other Named Executive Officers. Mr. Massimino’s bonus plan for fiscal 2006 was substantially similar to that of the other senior executive officers of the Company. The Compensation Committee believes Mr. Massimino’s overall compensation package for fiscal year 2006 was generally competitive with the compensation packages for chief executive officers of companies of our size, structure, complexity and geographic location.

The Compensation Committee believes that the executive compensation policies described in this report are in the best interests of the Company and its stockholders. The various compensation mechanisms maintain an appropriate balance between motivating the achievement of short-term goals and long-term success. The Compensation Committee will continue to monitor the overall effectiveness of the compensation program to accomplish the goals set forth above.

THE COMPENSATION COMMITTEE
Alice Kane (Chair)
Linda Arey Skladany
Hank Adler
Terry Hartshorn

Performance Graph

The following graph shows a comparison of cumulative total returns for Corinthian, the Russell 2000 Index and an index of peer companies selected by Corinthian during the period commencing on June 30, 2001 and ending on June 30, 2006 The comparison assumes $100 was invested on June 30, 2001 in the Common Stock, the Russell 2000 Index and the peer companies selected by Corinthian and assumes the reinvestment of all dividends, if any. The companies in the peer group, all of which are education companies, are weighted according to their market capitalization. Included in the peer group are: Apollo Group Inc., Career Education Corporation, DeVry, Inc., Laureate Education, Inc., ITT Educational Services, Inc., Lincoln Educational Services Corporation, Universal Technical Institute, Inc. and Strayer Education, Inc. The peer group chosen by Corinthian this fiscal year differs from the peer group companies included for Corinthian’s last fiscal year to reflect that Education Management Corporation is no longer a publicly-traded company, and to add Laureate Education, Inc., Lincoln Educational Services Corporation and Universal Technical Institute, Inc., which Corinthian believes are considered peer companies by Corinthian’s investors and analysts. Corinthian has compared the cumulative total return line graph below to one using a peer group excluding these three new companies, and determined that the inclusion of these three companies had no material impact on the results of the graph. The performance graph takes into account the two-for-one stock splits of the Company’s common stock effected in the form of stock dividends in December 2000, May 2002 and March 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 1, 2006 certain information with respect to the beneficial ownership of the Common Stock by (i) each person known by Corinthian to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Company director, (iii) each of the Named Executive Officers and (iv) all of the Company’s directors and executive officers as a group. Unless otherwise indicated below, the persons in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name	Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Shares Owned
FMR Corp.(2) 82 Devonshire Street Boston, Massachusetts 02109	10,127,493	11.7%
Royce & Associates, LLC(3) 1414 Avenue of the Americas New York, New York 10019	5,531,050	6.4%
RS Investment Management Co. LLC(4) 388 Market Street Ste 1700 San Francisco, CA 94111	5,029,429	5.8%
Jack D. Massimino(5)(16)	442,531	*
David G. Moore(6)(16)	2,592,463	3.0%
Beth Wilson(7)(16)	516,606	*
Ken Ord(8)(16)	85,000	*
Mark Pelesh(9)(16)	128,471	*
Paul R. St. Pierre(10)(16)	471,128	*
Hank Adler(11)(16)	24,000	*
Linda Arey Skladany(12)(16)	64,000	*
Alice T. Kane(13)(16)	14,000	*
Terry O. Hartshorn(14)(16)	21,000	*
Robert Lee (16)	-0-	*
All directors and executive officers as a group (16 persons)(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)(15)(16)	4,692,335	5.2%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Commission. The number of shares beneficially owned by a person and the percentage ownership of that person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of November 1, 2006. As of November 1, 2006, there were [86,342,553] outstanding shares of Common Stock.

(2)	Ownership is based solely on a Schedule 13G, Amendment No. 2, filed with the Commission on February 14, 2006. FMR Corp. (“FMR”) reported on this Schedule 13G that various persons (including Edward C. Johnson 3d, Fidelity Low Priced Stock Fund (“FLPSF”), which owns 9,127,493 shares of the Company’s common stock, and Fidelity Management & Research Company (“FMRC”), a wholly-owned subsidiary of FMR, which is the beneficial owner of 10,127,493 as a result of acting as investment advisor to various Fidelity investment companies (the “Funds”)), have sole dispositive power as to 10,127,493 of such shares. According to such Schedule 13G, none of such persons has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds’ Boards of Trustees. FMRC carries out the voting of the shares under written guidelines established by the Funds’ Board of Trustees.

(3)	Ownership is based solely on a Schedule 13G filed with the Commission on January 17, 2006. Royce & Associates, LLC (“Royce”) reported on this Schedule 13G that Royce has sole voting and dispositive power with respect to all 5,531,050 of such shares.

(4)	Ownership is based solely on a Schedule 13G filed with the Commission on February 10, 2006. RS Investment Management Co. LLC (“RS LLC”) also reported that certain other persons, including RS Investment Management, L.P. (“RS LP”), whose general partner is RS LLC, and George R. Hecht, a control person of both RS LLC and RS LP, also beneficially own all of such shares, and all of such beneficial owners has shared dispositive power over, or the power to direct the voting of, all of such shares. RS LLC reports that it is the parent company of investment advisors whose clients have the right to receive or the power to direct the receipt of dividends from, and proceeds from the sale of, those shares.

(5)	Includes 419,500 shares of Common Stock which may be acquired by Mr. Massimino upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006, and 12,500 shares with respect to Restricted Stock Units which will vest and be delivered to Mr. Massimino within 60 days of November 1, 2006.

(6)	Includes 1,301,043 shares of Common Stock which may be acquired by Mr. Moore upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(7)	Includes 510,625 shares of Common Stock which may be acquired by Ms. Wilson upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(8)	Consists of 83,125 shares of Common Stock which may be acquired by Mr. Ord upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(9)	Includes 122,344 shares of Common Stock which may be acquired by Mr. Pelesh upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(10)	Includes shares which are held in a family trust of which Mr. St. Pierre is a grantor and a trustee and also includes 404,400 shares of Common Stock which may be acquired by Mr. St. Pierre upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(11)	Consists of shares of Common Stock which may be acquired by Mr. Adler upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(12)	Consists of shares of Common Stock which may be acquired by Ms. Skladany upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(13)	Consists of shares of Common Stock which may be acquired by Ms. Kane upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006, and 10,000 which are held in a family trust of which Mr. Hartshorn is a grantor and a trustee.

(14)	Includes 11,000 shares of Common Stock which may be acquired by Mr. Hartshorn upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(15)	In addition to the Directors and Named Executive Officers identified on the chart above, also includes beneficial ownership by five executive officers who are not Named Executive Officers of an aggregate of 333,136 shares, including 325,416 shares which may be acquired upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(16)	The address of each such person is c/o Corinthian Colleges, Inc., 6 Hutton Centre Drive, Suite 400, Santa Ana, California 92707.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has no reportable certain relationships or related transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2006 and June 30, 2005, the review of the Company’s quarterly reports on Form 10-Qs, and other regulatory filings for such fiscal years were approximately $3,665,256 and $3,964,889, respectively.

Audit-Related Fees

The aggregate fees for services rendered by Ernst & Young LLP for audit-related services in the Company’s fiscal years ended June 30, 2006 and June 30, 2005 were approximately $0 and $143,150, respectively. Audit-related services principally include consultations in connection with lease and externship accounting, due diligence in connection with acquisitions, accounting and tax consultations in connection with proposed or consummated acquisitions, communication with the Commission and assistance with the Section 404 attestation under the Sarbanes-Oxley Act of 2002.

Tax Fees

The aggregate fees for services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning in the Company’s fiscal years ended June 30, 2006 and June 30, 2005 were approximately $237,500 and $434,081, respectively. Tax services principally include the preparation of the Company’s domestic and foreign income tax returns as well as state tax planning advice.

All Other Fees

Ernst & Young LLP did not render any services to the Company other than those set forth above in the Company’s fiscal years ended June 30, 2006 and June 30, 2005.

Pre-Approval Policies and Procedures

The Board of Directors has adopted an Audit Committee Charter that requires the Audit Committee to retain, on behalf of the Company, any registered accounting firm employed by the Company, considering, among other matters, such firm’s independence and effectiveness, and to approve the fees and other compensation to be paid to such accounting firm. In addition, the Audit Committee Charter requires the Audit Committee to review, in advance, any non-audit services proposed to be performed by the Company’s independent auditors.

Accordingly, the independent auditors are only permitted to provide services to the Company that have been pre-approved by the Audit Committee. Additionally, the independent auditors may not provide any of the services prohibited by the Sarbanes-Oxley Act of 2002 and may only perform non-prohibited non-audit services that have been specifically approved in advance by the Audit Committee. The Audit Committee has delegated to its chairman, within certain thresholds, the right to approve certain non-audit services between regularly scheduled meetings of the Audit Committee. One hundred percent (100%) of the services performed by Ernst & Young LLP during fiscal 2006 described under the captions “Audit-Related Fees” and “Tax Fees” above were approved in advance by the Audit Committee or its chairman. None of the hours expended by Ernst & Young LLP for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2006 were expended by persons other than the principal accountant’s full-time, permanent employees.

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

3.	Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Incorporation Reference
2.2+	Stock Purchase and Sale Agreement, dated as of June 9, 2003, by and among Corinthian Colleges, Inc., Career Choices, Inc., Lombard North American Partners, L.P., Kenneth Years, Alexander Hehmeyer, Paul Rerucha, Nancy Rerucha, Wallace Wright, Lane Hart, Hamilton Oswald, Kimberly Lothyan, Guy Bell, Amy Kuntz, Michael Sherbourne, Joseph File, Howard Jessup and William Calvert, excluding exhibits, appendices and schedules thereto	(a	)

2.7+	Asset Purchase Agreement, dated as of June 17, 2004, by and among Florida Metropolitan University, Inc., A.M.I., Inc., a Tennessee corporation, and Lamar Williams	(b	)

2.8+	Asset Sale Agreement, dated as of September 21, 2005, by and between CDI Career Development Institutes Ltd. and CrossOff Incorporated, excluding appendices and schedules thereto	(c	)

3.3 +	Amended and Restated Certificate of Incorporation	(d	)

3.4 +	Amended and Restated Bylaws of the Company	(e	)

10.52+	1998 Performance Award Plan of the Company	(f	)

10.53+	Executive Deferral Plan of the Company	(g	)

10.54+	Form of Director Stock Option Agreement under the 2003 Performance Award Plan of the Company	(h	)

10.55+	Form of Incentive Stock Option Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(i	)

10.56+	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(j	)

10.57+	Employment Agreement dated November 19, 2004 between the Company and Jack D. Massimino	(k	)

10.58+	2004 New-Hire Award Plan of the Company	(l	)

10.59+	Form of Option Agreement under the 2004 New-Hire Award Plan of the Company	(m	)

10.60+	Form of Restricted Stock Unit Award Agreement under the 2004 New-Hire Award Plan of the Company	(n	)

10.61+	Amendment 2005-1 to the 2004 New-Hire Award Plan of the Company	(o	)

10.62+	Employment Agreement dated February 10, 2005 between the Company and Kenneth S. Ord	(p	)

10.63+	Second Amended and Restated Credit Agreement, dated as of June 8, 2005, among the Company, Corinthian Canada Acquisition, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, Union Bank of California, N.A., as Syndication Agent, U.S. Bank National Association and JPMorgan Chase Bank, as Co-Documentation Agents, each Lender from time to time party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(q	)

10.64+	Form of Lock-Up Agreement between the Company and each of the officers of the Company with the title of Division President, Vice President, Senior Vice President, Executive Vice President, Chief Executive Officer or Chairman of the Board, each entered into as of June 30, 2005	(r	)

10.65+	Description of Verbal Arrangements with Members of the Company’s Board of Directors	(s	)

Exhibit Number	Description of Exhibit	Incorporation Reference
10.66+	Form of Employment Agreement, distributed August 10, 2005, between the Company and each of William B. Buchanan, Robert C. Owen and Mark Pelesh	(t	)

10.67+	Form of Stock Option Agreement Amendment between the Company and each of its Directors	(u	)

10.68+	2003 Performance Award Plan of the Company, as amended and restated	(v	)

10.69+	Form of Employment Agreement by and between the Company and each of Peter Waller, Beth Wilson and Stan Mortensen	(w	)

10.70+	Form of Employment Agreement by and between the Company and David G. Moore	(x	)

10.71+	Form of Executive Bonus Agreement under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers	(y	)

10.72+	Form of Executive Bonus Agreement under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers	(z	)

10.73	Form of Non-Qualified Stock Option Agreement issued to certain executive officers under the 2003 Performance Award Plan

17.1+	Resignation Letter received from Company Director Michael Berry	(aa	)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

(b)	Incorporated by reference to the like-numbered exhibit of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2004.

(c)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2005.

(d)	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 10, 2004.

(e)	Incorporated by reference to Exhibit 3.1 of the Report on Form 8-K as filed with the Securities and Exchange Commission on February 3, 2006.

(f)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.

(g)	Incorporated by reference to Exhibit 4 of the Company’s Form S-8 filed with the Securities and Exchange Commission on August 3, 2004.

(h)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.

(i)	Incorporated by Reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.

(j)	Incorporated by Reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.

(k)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.

(l)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.

(m)	Incorporated by Reference to Exhibit 10.2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.

(n)	Incorporated by Reference to Exhibit 10.2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.

(o)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.

(p)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005.

(q)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2005.

(r)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

(s)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2005.

(t)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2005.

(u)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.

(v)	Incorporated by reference as Appendix A to the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 14, 2005.

(w)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2006.

(x)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006.

(y)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2006.

(z)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2006.

(aa)	Incorporated by Reference to Exhibit 99.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2005.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/s/ JACK D. MASSIMINO	By:	/s/ KENNETH S. ORD	By:	/s/ ROBERT C. OWEN
	Jack D. Massimino Chief Executive Officer, Director (Principal Executive Officer) November 22, 2006		Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer) November 22, 2006		Robert C. Owen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer) November 22, 2006

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

Signature	Title	Date

/s/ JACK D. MASSIMINO Jack D. Massimino	Chief Executive Officer, Director (Principal Executive Officer)	November 22, 2006

/s/ DAVID G. MOORE David G. Moore	Chairman of the Board	November 15, 2006

/s/ PAUL ST. PIERRE Paul St. Pierre	Director	November 22, 2006

/s/ ALICE KANE Alice T. Kane	Director	November 22, 2006

/s/ LINDA AREY SKLADANY Linda Arey Skladany	Director	November 15, 2006

/s/ HANK ADLER Hank Adler	Director	November 19, 2006

/s/ TERRY HARTSHORN	Director	November 22, 2006
Terry O. Hartshorn

Robert Lee	Director

CORINTHIAN COLLEGES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2004	$10,362	$30,224	$(21,278)	$19,308
Year ended June 30, 2005	19,308	46,445	(44,544)	21,209
Year ended June 30, 2006	21,209	48,548	(50,124)	19,633
Student notes receivable:
Year ended June 30, 2004	$921	$483	$107	$1,511
Year ended June 30, 2005	1,511	448	(5)	1,954
Year ended June 30, 2006	1,954	(141)	442	2,255