Form 10-Q
period 2006-09-30
CORINTHIAN COLLEGES INC
filed 2006-11-22
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

At November 1, 2006, there were 86,342,553 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the First Quarter Ended September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	June 30, 2006
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,297	$36,795
Restricted cash	—	10
Marketable securities	77,900	55,900
Accounts receivable, net of allowance for doubtful accounts of $20,496 and $19,633 at September 30, 2006 and June 30, 2006, respectively	65,874	54,221
Student notes receivable, net of allowance for doubtful accounts of $803 and $595 at September 30, 2006 and June 30, 2006, respectively	2,632	2,488
Deferred income taxes	20,943	20,943
Prepaid expenses and other current assets	42,115	44,646

Total current assets	225,761	215,003
PROPERTY AND EQUIPMENT, net	211,733	199,085
OTHER ASSETS:
Goodwill, net	198,369	198,374
Other intangibles, net	48,599	48,983
Student notes receivable, net of allowance for doubtful accounts of $2,186 and $1,660 at September 30, 2006 and June 30, 2006, respectively	3,317	3,385
Deposits and other assets	5,350	5,177

TOTAL ASSETS	$693,129	$670,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,284	$34,828
Accrued compensation and related liabilities	30,371	39,813
Accrued expenses	28,790	22,745
Prepaid tuition	73,499	62,187
Current portion of capital lease obligations	333	325
Current portion of long-term debt	1,153	1,183

Total current liabilities	173,430	161,081
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	14,067	14,151
LONG-TERM DEBT, net of current portion	31,387	31,402
DEFERRED INCOME TAXES	27,265	27,265
OTHER LIABILITIES	43,484	36,580
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 86,340 and 86,238 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	9	9
Additional paid-in capital	152,801	150,225
Retained earnings	249,762	248,362
Accumulated other comprehensive income	924	932

TOTAL STOCKHOLDERS’ EQUITY	403,496	399,528

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$693,129	$670,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2006	2005
	(In thousands, except per share data)
	(Unaudited)
NET REVENUES	$231,802	$236,294
OPERATING EXPENSES:
Educational services	137,759	137,754
General and administrative	27,930	23,658
Marketing and admissions	64,269	63,085

Total operating expenses	229,958	224,497

INCOME FROM OPERATIONS	1,844	11,797
Interest (income)	(1,493)	(1,201)
Interest expense	758	889
Other (income) expense, net	265	14

INCOME BEFORE PROVISION FOR INCOME TAXES	2,314	12,095
Provision for income taxes	914	4,717

NET INCOME	$1,400	$7,378

Income per common share:
Basic	$0.02	$0.08

Diluted	$0.02	$0.08

Weighted average number of common shares outstanding:
Basic	86,309	91,300

Diluted	87,540	92,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2006	2005
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,400	$7,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,200	9,566
Loss on disposal of assets	108	31
Stock-based compensation	2,189	2,020
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(11,653)	(5,920)
Student notes receivable, net	(76)	998
Prepaid expenses and other assets	2,362	6,193
Accounts payable	4,457	(1,412)
Accrued expenses, compensation and related benefits	(3,599)	(2,441)
Income tax payable	—	10
Prepaid tuition	11,312	6,887
Other long-term liabilities	1,161	1,653

Net cash provided by operating activities	17,861	24,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	—	(85)
Capital expenditures, net of disposals	(16,941)	(11,017)
Change in restricted cash	10	—
Proceeds from sale of assets	103	1
Purchase of (investments in) marketable securities	(57,325)	(57,150)
Sales of (disposition of) marketable securities	35,325	23,850

Net cash (used in) investing activities	(38,828)	(44,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations and long-term debt	(120)	(87)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	589	1,698

Net cash provided by (used in) financing activities	469	1,611

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	—	411

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,498)	(17,416)
CASH AND CASH EQUIVALENTS, beginning of period	36,795	57,853

CASH AND CASH EQUIVALENTS, end of period	$16,297	$40,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Income taxes	$(284)	$672

Interest	$508	$835

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$—	$—
Net cash used in acquisitions	—	(85)

Liabilities assumed or incurred	$—	$(85)

Capital lease additions	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1 - The Company and Basis of Presentation

Our company is one of the largest for-profit, post-secondary education companies in the United States and Canada, with more than 67,100 students enrolled as of September 30, 2006. As of September 30, 2006, we operated 94 colleges in 25 states and 33 colleges in 7 Canadian provinces, and served the large and growing segment of the population seeking to acquire career-oriented education. Our schools generally enjoy long operating histories and strong franchise value in their local markets.

We offer a variety of diploma programs and associate’s, bachelor’s and master’s degrees through five operating divisions in the U.S. and Canada concentrating on programs in allied health, business, vehicle repair and maintenance trades, criminal justice, and electronic and information technology. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online.

Historically, we have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and adopting curricula into existing colleges. Since the Company’s formation in 1995, we have acquired 95 colleges (net of closures and consolidations) and we have opened 34 branch campuses.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2006 consolidated financial statements of the Company included in the Company’s 2006 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

The unaudited condensed consolidated financial statements as of September 30, 2006 and for the three months ended September 30, 2006 and 2005 and the audited condensed consolidated financial statements as of June 30, 2006 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2 - Weighted Average Number of Common Shares Outstanding

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share (in thousands):

	Three Months Ended September 30,
	2006	2005
Basic common shares outstanding	86,309	91,300
Effects of dilutive securities:
Stock options and restricted stock units	1,231	1,570

Diluted common shares outstanding	87,540	92,870

Note 3 - Sale of Corporate Training Division

On November 8, 2005, the Company completed the sale of substantially all the assets of its corporate training division, CDI Education for Cdn $19 million ($16 million USD).

Note 4 - Marketable Securities

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At September 30, 2006 and June 30, 2006, there were no unrealized gains or losses on available-for-sale securities.

Note 5 - Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	2006	2005
Net income	$1,400	$7,378
Foreign currency translation adjustments	(8)	404

Comprehensive income	$1,392	$7,782

Note 6 - Impairment, Facility Closing, and Severance Charges

During the fourth quarter of 2006 the Company made the decision to consolidate multiple brands. As a result of this decision, the Company reviewed the related intangible asset of trade name for possible impairment in accordance with SFAS 142. Based on the results of the review, the Company recognized an impairment charge of $2.3 million, which represented the entire trade name value allocated to the schools impacted by the name change. The Company also recorded a facility closing charge of $1.0 million as a result of relocating our Rancho Cucamonga, CA campuses in the fourth quarter of 2006 and a severance charge of $0.9 million.

In June 2005, the Company decided to cease the implementation of the Peoplesoft Student Management System, as the Company concluded that its functionality did not meet the long-term requirements of the Company’s business. As a result of this decision, the Company reviewed the related long-lived asset for possible impairment in accordance with SFAS 144 and recognized an impairment charge of $16.3 million, which approximated net book value. The Company also consolidated two campuses in Mississauga, Ontario and recorded a facility closing charge of $1.6 million and severance of $0.4 million related to restructuring of personnel.

The table below summarizes the liability and activity for the three month period ended September 30, 2006, relating to the impairment, facility closing and severance charges (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2006	$838	$3,643	$4,481
Charges	—	—	—
Adjustments	—	—	—
Cash payments	(328)	(400)	(728)
Asset writedowns	—	—	—

Balance at September 30, 2006	$510	$3,243	$3,753

Note 7 - Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Revenues from unaffiliated customers
U.S. operations	$209,896	$210,936
Canadian operations	21,906	25,358

Consolidated	$231,802	$236,294

	September 30, 2006	June 30, 2006
Long-lived assets
U.S. operations	$399,138	$368,663
Canadian operations	68,230	75,944

Consolidated	$467,368	$444,607

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 8 - Commitments and Contingencies

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

As of September 30, 2006, the Company had established aggregate reserves that are immaterial to the financial condition of the Company for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Other

As a result of the issues identified in the Company’s review of its past stock option practices, certain of the Company’s option grants which were previously characterized as Incentive Stock Options in accordance with Internal Revenue Code Section 422 (“ISOs”) are now considered to be non-qualified stock options. The Company may have liabilities related to employment taxes resulting from the gains its employees made on the exercise of such options. The Company may also have tax liabilities associated with previously deducted compensation related to exercised stock options which may now be considered to be non-deductible under Section 162(m) of the Internal Revenue Code. The Company may be required to pay additional taxes and interest associated with employment taxes and previous compensation deductions in connection with such exercised stock options under Section 162(m). The Company has accrued a liability for such contingent obligations. Although the Company has based its accrual on its current estimate of these liabilities, it cannot assure that such liabilities will not exceed its accrual.

Note 9 - New Accounting Pronouncements

In June, 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is required to be implemented at the beginning of a fiscal year and is effective for Corinthian Colleges for fiscal 2008, although early adoption is permitted. We have not yet determined the impact of adopting FIN 48 on our financial statements.

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

Effective July 1, 2005, the Company early implemented Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). The early implementation is more fully discussed within Note 2 of the Company’s previously filed Form 10-K.

Note 10 - Subsequent Events

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

NASDAQ Staff Determination Letter

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

Debt Covenant Waiver

As a result of the historical stock option matter and the related delay in filing this Form 10Q, the Company has obtained a debt covenant waiver related to its requirement to file financial information and related certifications. The waiver has extended the requirement to provide June 30, 2006 and September 30, 2006 financial information and related certifications from October 3, 2006 and November 19, 2006, respectively to December 15, 2006.

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

Goodwill and Intangible Assets. We have significant goodwill and other intangible assets. Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. We consider a number of factors, including valuations and appraisals from independent valuation firms, in determining the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and trade names. We, however, are ultimately responsible for the valuations. The fair value of identified intangible assets is derived using accepted valuation methodologies, including cost, market, and income approaches, as appropriate, following consultations with valuation firms and in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and requirements set forth by the Uniform Standards of Professional Appraisal Practice.

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

Results of Operations

Comparisons of results of operations between the first three months of fiscal 2007 and the first three months of fiscal 2006 are affected by the opening of three branch campuses in fiscal 2006.

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended September 30,
	2006	2005
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%
Operating expenses:
Educational services	59.4	58.3
General and administrative	12.1	10.0
Marketing and admissions	27.7	26.7

Total operating expenses	99.2	95.0
Income from operations	0.8	5.0
Interest (income)	(0.6)	(0.5)
Interest expense	0.3	0.4
Other (income) expense	0.1	0.0

Income before provision for income taxes	1.0	5.1
Provision for income taxes	0.4	2.0

Net income	0.6%	3.1%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Revenues. Net revenues decreased $4.5 million, or 1.9%, from $236.3 million in the first quarter of fiscal 2006 to $231.8 million in the first quarter of fiscal 2007, due primarily to the sale of our corporate training division, CDI Education, in October 2005. Excluding our corporate training division , CDI Education, which was sold in October 2005, revenue increased 0.4% in the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006 due to a 4.4% increase in the average tuition rate per student partially offset by a 4.1% decrease in average student population during the period. At September 30, 2006, student population was 67,143, compared with 68,262 at September 30, 2005. Total student starts decreased 1.3% to 26,402 for the first quarter of fiscal 2006 when compared to the first quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses for both the first quarter of fiscal 2007 and for the first quarter of fiscal 2006 were $137.8 million. As a percentage of net revenues, educational services expenses increased from 58.3% of revenues in the first quarter of fiscal 2006 to 59.4% of revenues in the first quarter of fiscal 2007. The increase, as a percent of revenues, was due primarily to a decrease in net revenue. As of September 30, 2006, we had approximately 74 square feet of school space per student as compared to 66 square feet of school space per student as of September 30, 2005. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affected educational services expenses as a percent of revenues. Bad debt expense for the first quarter of fiscal 2007 amounted to $12.7 million or 5.5% of net revenues, compared to $13.5 million or 5.7% of net revenues for the first quarter of fiscal 2006. The reduction in bad debt was a result of increased collections and recoveries, both directly from students and former students and through the sale of a portion of our receivable portfolio to third parties. We have periodically sold receivables to third parties in the past and expect to continue to do so in the future, the timing and magnitude of which affects bad debt expense during any given period. Additionally, during the first quarter of 2007, 21 programs from current curricula were added to our schools; 19 programs were added in the U.S. and 2 were added in Canada.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $4.3 million, or 18.1%, from $23.7 million in the first quarter of fiscal 2006 to $27.9 million in the first quarter of fiscal 2007. As a percentage of net revenues, general and administrative expenses increased from 10.0% of revenues in the first quarter of fiscal 2006 to 12.1% of revenues in the first quarter of fiscal 2007 primarily as a result of increases in travel related costs associated with training and implementation of a new admissions process, and outside professional service fees of approximately $1.8 million related to the internal options investigation.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $1.2 million, or 1.9%, from $63.1 million in the first quarter of fiscal 2006 to $64.3 million in the first quarter of fiscal 2007. As a percentage of net revenues, marketing and admissions expenses increased from 26.7% of revenues in the first quarter of fiscal 2006 to 27.7% of revenues for the first quarter of fiscal 2007 primarily as a result of increases in advertising costs.

Income from Operations. Income from operations decreased 84.4% from $11.8 million in the first quarter of fiscal 2006 to $1.8 million in the first quarter of fiscal 2007. As a percentage of net revenues, income from operations decreased from 5.0% of revenues in the first quarter of fiscal 2006 to 0.8% of revenues for the first quarter of fiscal 2007. The decrease in income from operations, as a percent of revenues, is a result of the factors discussed above.

Interest (Income) Expense, net. Interest income (net of interest expense of $0.8 million) amounted to $0.7 million in the first quarter of fiscal 2007. In the same period of the prior year, interest income (net of interest expense of $0.9 million) amounted to $0.3 million. The increase in net interest income compared to the prior year is primarily due to an increase in interest income due to an increase in investment yield.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the first quarter of fiscal 2007 compared to 39.0% in the first quarter of fiscal 2006.

Net Income. Net income decreased $6.0 million from $7.4 million in the first quarter of fiscal 2006 to $1.4 million in the first quarter of fiscal 2007. As a percentage of net revenues, net income decreased from 3.1% of revenues in the first quarter of fiscal 2006 to 0.6% of revenues for the first quarter of fiscal 2007 for the reasons previously discussed.

Income per Share. Diluted earnings per common share for the first of fiscal 2007 decreased 75.0% to $0.02 per diluted common share compared to $0.08 per diluted common share for the first quarter of fiscal 2006.

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

Liquidity and Capital Resources

On June 8, 2005, we amended and restated our credit facility. The amount of the facility remained at $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a DOE financial responsibility composite score ratio. As of September 30, 2006, we were in compliance with all of the covenants. As of September 30, 2006, the credit facility had borrowings outstanding of $31.4 million and approximately $12.3 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $52.3 million as of September 30, 2006 and $53.9 million as of June 30, 2006 and the current ratio was 1.3:1 for both periods.

Cash flows provided by operating activities amounted to $17.9 million in the first three months of fiscal 2007 compared to $25.0 million provided by operating activities in the same period of fiscal 2006. The decrease in cash provided by operating activities for the first three months of fiscal 2007 compared to the first three months of fiscal 2006 was primarily due to a reduction in net income of $6.0 million in the first three months of fiscal 2007 when compared to the first three months of fiscal 2006.

Cash flows used in investing activities amounted to $38.8 million in the first three months of fiscal 2007 compared to cash flows used in investing activities of $44.4 million in the first three months of fiscal 2006. Cash was used in the three months of fiscal 2007 to invest in short term investments for $22.0 million and capital expenditures net of disposals of $16.9 million. Cash used in investing activities in the first three months of fiscal 2006 was primarily due to investments of $33.3 million and capital expenditures of $11.0 million. Capital expenditures in fiscal 2007 were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be between $55 million and $65 million for fiscal 2007.

Cash flows provided by financing activities in the first three months of fiscal 2007 amounted to approximately $0.5 million compared to cash flows provided by financing activities of $1.6 million for the first three months of fiscal 2006. The decrease in cash provided by financing activities in the first three months of fiscal 2007 compared to the same period last year was due primarily to a decrease in proceeds from the exercise of stock options in the first three months of fiscal 2007 compared to the first three months of fiscal 2006. We funded our cash needs through cash flow provided from operations.

Update Regarding Regulatory and Accreditation Matters

As the Company has previously reported, the Company’s National Institute of Technology (“NIT”) campus in San Antonio, Texas had received a Show Cause order from ACCSCT. In a letter dated June 9, 2006, ACCSCT continued the Show Cause order at the NIT campus in San Antonio.

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

Interest Rate Exposure. As of September 30, 2006, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $32.5 million and capital lease obligations of $14.4 million, and (ii) student notes receivable, net, in the aggregate amount of $5.9 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollars. Our investment in our foreign operations as of September 30, 2006 was CAD $47.0 million which includes borrowings outstanding under the credit facility of CAD $35.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the attached condensed consolidated financial statements regarding Commitments and Contingencies.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

November 22, 2006	/s/ JACK D. MASSIMINO
Jack D. Massimino
President and Chief Executive Officer
(Principal Executive Officer)

November 22, 2006	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 22, 2006	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)