Form 10-K/A
period 2006-06-30
CORINTHIAN COLLEGES INC
filed 2006-11-28
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

Corinthian Colleges, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on November 22, 2006, primarily to correct the date of the Company’s most recent fiscal year end in Exhibits 32.1 and 32.2. Additionally, on page 19 the Company corrected the percentage of tuition amounts received by students under the Stafford program in the 2005-2006 award year from 22.1% to 46.6% to include both subsidized and unsubsidized loans. The 22.1% inadvertently omitted the unsubsidized portion of these loans. The Company has also made other minor formatting changes and corrected typographical errors. Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

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

Make Strategic Acquisitions.

Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 128 campuses operated as of June 30, 2006, 95 colleges have been acquired (net of closures and consolidations). The majority of our acquisitions occurred prior to fiscal 2005. To evaluate acquisition opportunities, we have established several criteria, such as demographics, curricula, geographic proximity to our existing campuses and selected rigorous financial measurements. Since our founding in 1995, we have closed or consolidated 37 campuses.

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

FFEL and FDL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the William D. Ford Federal Direct Loan (“FDL”) program, students may obtain loans directly from the DOE rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. None of our schools participate in the FDL program. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Effective July 1, 2007, these limits will increase to $3,500 for students in their first academic year and $4,500 for students in their second academic year. Students with financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in our institutions under the Stafford program in the 2005-2006 award year equaled approximately 46.6% of our net revenue (on a cash basis). PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Amounts received by students in our institutions under the PLUS program in the 2005-2006 award year equaled approximately 9.0% of our net revenue (on a cash basis).

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

On November 1, 2006 the closing price per share of common stock was $12.01 and the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2005 and 2006, and the first quarter and second quarter to date of fiscal 2007, is as follows:

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:
2005:
First Quarter	$24.61	$10.29
Second Quarter	19.72	13.60
Third Quarter	19.69	15.36
Fourth Quarter	17.24	12.76
2006:
First Quarter	$13.93	$12.56
Second Quarter	13.57	11.77
Third Quarter	14.58	11.73
Fourth Quarter	15.00	13.17
2007:
First Quarter	$14.34	$10.81
Second Quarter through November 1, 2006	$12.26	$11.29

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

Based on the Company’s internal review and the Special Committee’s investigation and findings, the Company has determined that it had unrecorded non-cash equity-based compensation charges and related employment taxes associated with certain of its historical stock option grants. The Company believes that these accounting errors are immaterial to its financial statements in each of the periods to which such charges would have related (fiscal years 2000 through 2005) and therefore, will not restate any of its historic financial statements to record such charges. The Company has early adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” (“SAB 108”). In accordance with the transition provisions of SAB 108, the Company has recorded the cumulative effect of the additional non-cash stock option compensation expense and related employment taxes from fiscal years 2001 through 2005 of $5.7 million as an entry to the beginning retained earnings balance at July 1, 2005. The Company also recorded an expense (net of tax) of $0.5 million in its fourth quarter of the fiscal year ended June 30, 2006.

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

Name	Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Shares Owned
FMR Corp.(2) 82 Devonshire Street Boston, Massachusetts 02109	10,127,493	11.7%
Royce & Associates, LLC(3) 1414 Avenue of the Americas New York, New York 10019	5,531,050	6.4%
RS Investment Management Co. LLC(4) 388 Market Street Ste 1700 San Francisco, CA 94111	5,029,429	5.8%
Jack D. Massimino(5)(16)	442,531	*
David G. Moore(6)(16)	2,592,463	3.0%
Beth Wilson(7)(16)	516,606	*
Ken Ord(8)(16)	85,000	*
Mark Pelesh(9)(16)	128,471	*
Paul R. St. Pierre(10)(16)	471,128	*
Hank Adler(11)(16)	24,000	*
Linda Arey Skladany(12)(16)	64,000	*
Alice T. Kane(13)(16)	14,000	*
Terry O. Hartshorn(14)(16)	21,000	*
Robert Lee (16)	-0-	*
All directors and executive officers as a group (16 persons)(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)(15)(16)	4,692,335	5.2%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Commission. The number of shares beneficially owned by a person and the percentage ownership of that person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of November 1, 2006. As of November 1, 2006, there were 86,342,553 outstanding shares of Common Stock.

(2)	Ownership is based solely on a Schedule 13G, Amendment No. 2, filed with the Commission on February 14, 2006. FMR Corp. (“FMR”) reported on this Schedule 13G that various persons (including Edward C. Johnson 3d, Fidelity Low Priced Stock Fund (“FLPSF”), which owns 9,127,493 shares of the Company’s common stock, and Fidelity Management & Research Company (“FMRC”), a wholly-owned subsidiary of FMR, which is the beneficial owner of 10,127,493 as a result of acting as investment advisor to various Fidelity investment companies (the “Funds”)), have sole dispositive power as to 10,127,493 of such shares. According to such Schedule 13G, none of such persons has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds’ Boards of Trustees. FMRC carries out the voting of the shares under written guidelines established by the Funds’ Board of Trustees.

(3)	Ownership is based solely on a Schedule 13G filed with the Commission on January 17, 2006. Royce & Associates, LLC (“Royce”) reported on this Schedule 13G that Royce has sole voting and dispositive power with respect to all 5,531,050 of such shares.

(4)	Ownership is based solely on a Schedule 13G filed with the Commission on February 10, 2006. RS Investment Management Co. LLC (“RS LLC”) also reported that certain other persons, including RS Investment Management, L.P. (“RS LP”), whose general partner is RS LLC, and George R. Hecht, a control person of both RS LLC and RS LP, also beneficially own all of such shares, and all of such beneficial owners has shared dispositive power over, or the power to direct the voting of, all of such shares. RS LLC reports that it is the parent company of investment advisors whose clients have the right to receive or the power to direct the receipt of dividends from, and proceeds from the sale of, those shares.

(5)	Includes 419,500 shares of Common Stock which may be acquired by Mr. Massimino upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006, and 12,500 shares with respect to Restricted Stock Units which will vest and be delivered to Mr. Massimino within 60 days of November 1, 2006.

(6)	Includes 1,301,043 shares of Common Stock which may be acquired by Mr. Moore upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(7)	Includes 510,625 shares of Common Stock which may be acquired by Ms. Wilson upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(8)	Consists of 83,125 shares of Common Stock which may be acquired by Mr. Ord upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(9)	Includes 122,344 shares of Common Stock which may be acquired by Mr. Pelesh upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(10)	Includes shares which are held in a family trust of which Mr. St. Pierre is a grantor and a trustee and also includes 404,400 shares of Common Stock which may be acquired by Mr. St. Pierre upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(11)	Consists of shares of Common Stock which may be acquired by Mr. Adler upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(12)	Consists of shares of Common Stock which may be acquired by Ms. Skladany upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(13)	Consists of shares of Common Stock which may be acquired by Ms. Kane upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006, and 10,000 which are held in a family trust of which Mr. Hartshorn is a grantor and a trustee.

(14)	Includes 11,000 shares of Common Stock which may be acquired by Mr. Hartshorn upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(15)	In addition to the Directors and Named Executive Officers identified on the chart above, also includes beneficial ownership by five executive officers who are not Named Executive Officers of an aggregate of 333,136 shares, including 325,416 shares which may be acquired upon the exercise of stock options which are currently exercisable or exercisable within 60 days of November 1, 2006.

(16)	The address of each such person is c/o Corinthian Colleges, Inc., 6 Hutton Centre Drive, Suite 400, Santa Ana, California 92707.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has no reportable certain relationships or related transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

CORINTHIAN COLLEGES, INC.

By:	/s/ JACK D. MASSIMINO	By:	/s/ KENNETH S. ORD	By:	/s/ ROBERT C. OWEN
	Jack D. Massimino Chief Executive Officer, Director (Principal Executive Officer) November 27, 2006		Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer) November 27, 2006		Robert C. Owen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer) November 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK D. MASSIMINO Jack D. Massimino	Chief Executive Officer, Director (Principal Executive Officer)	November 27, 2006

DAVID G. MOORE* David G. Moore	Chairman of the Board	November 27, 2006

PAUL ST. PIERRE* Paul St. Pierre	Director	November 27, 2006

ALICE KANE* Alice T. Kane	Director	November 27, 2006

LINDA AREY SKLADANY* Linda Arey Skladany	Director	November 27, 2006

HANK ADLER* Hank Adler	Director	November 27, 2006

TERRY HARTSHORN*	Director	November 27, 2006
Terry O. Hartshorn

Robert Lee	Director

*By	/s/ JACK D. MASSIMINO Attorney-in-Fact

CORINTHIAN COLLEGES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2004	$10,362	$30,224	$(21,278)	$19,308
Year ended June 30, 2005	19,308	46,445	(44,544)	21,209
Year ended June 30, 2006	21,209	48,548	(50,124)	19,633
Student notes receivable:
Year ended June 30, 2004	$921	$483	$107	$1,511
Year ended June 30, 2005	1,511	448	(5)	1,954
Year ended June 30, 2006	1,954	(141)	442	2,255