Form 10-Q
period 2006-12-31
CORINTHIAN COLLEGES INC
filed 2007-02-09
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

At February 1, 2007, there were 86,399,028 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Second Quarter Ended December 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,005	$36,795
Restricted cash	—	10
Marketable securities	65,225	55,900
Accounts receivable, net of allowance for doubtful accounts of $19,531 and $19,633 at December 31, 2006 and June 30, 2006, respectively	64,647	54,221
Student notes receivable, net of allowance for doubtful accounts of $998 and $595 at December 31, 2006 and June 30, 2006, respectively	3,082	2,488
Deferred income taxes	20,931	20,943
Prepaid expenses and other current assets	37,408	44,646

Total current assets	216,298	215,003
PROPERTY AND EQUIPMENT, net	205,920	199,085
OTHER ASSETS:
Goodwill, net	196,196	198,374
Other intangibles, net	48,122	48,983
Student notes receivable, net of allowance for doubtful accounts of $3,165 and $1,660 at December 31, 2006 and June 30, 2006, respectively	3,623	3,385
Deposits and other assets	5,194	5,177

TOTAL ASSETS	$675,353	$670,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,439	$34,828
Accrued compensation and related liabilities	34,436	39,813
Accrued expenses	31,327	22,745
Prepaid tuition	68,129	62,187
Current portion of capital lease obligations	341	325
Current portion of long-term debt	1,108	1,183

Total current liabilities	164,780	161,081
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	13,978	14,151
LONG-TERM DEBT, net of current portion	30,038	31,402
DEFERRED INCOME TAXES	27,264	27,265
OTHER LIABILITIES	34,299	36,580
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 86,418 shares issued and 86,306 outstanding at December 31, 2006 and 86,238 issued and outstanding at June 30, 2006	9	9
Additional paid-in capital	153,648	150,225
Treasury stock, at cost, 113 shares	(1,458)	—
Retained earnings	252,345	248,362
Accumulated other comprehensive income	450	932

TOTAL STOCKHOLDERS’ EQUITY	404,994	399,528

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$675,353	$670,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$245,047	$244,467	$476,849	$480,761
OPERATING EXPENSES:
Educational services	141,662	135,686	279,421	273,441
General and administrative	30,779	24,556	58,709	48,214
Marketing and admissions	66,647	66,750	130,916	129,834
Impairment, facility closing and severance charges	2,379	—	2,379	—

Total operating expenses	241,467	226,992	471,425	451,489

INCOME FROM OPERATIONS	3,580	17,475	5,424	29,272
Interest (income)	(1,710)	(1,411)	(3,203)	(2,612)
Interest expense	829	889	1,587	1,778
Other (income) expense, net	192	139	457	153

INCOME BEFORE PROVISION FOR INCOME TAXES	4,269	17,858	6,583	29,953
Provision for income taxes	1,686	7,135	2,600	11,852

NET INCOME	$2,583	$10,723	$3,983	$18,101

Income per common share:
Basic	$0.03	$0.12	$0.05	$0.20

Diluted	$0.03	$0.12	$0.05	$0.20

Weighted average number of common shares outstanding:
Basic	86,327	90,573	86,326	90,944

Diluted	87,474	92,005	87,486	92,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2006	2005
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,983	$18,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,013	19,283
Deferred taxes	12	—
Impairment charges	67	—
Loss on disposal of assets	99	360
Stock-based compensation	2,343	3,915
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(10,500)	2,621
Student notes receivable, net	(832)	1,410
Prepaid expenses and other assets	7,129	7,007
Accounts payable	(5,123)	11,040
Accrued expenses, compensation and related benefits	3,196	5,668
Prepaid tuition	6,499	11,363
Other long-term liabilities	2,408	2,591

Net cash provided by operating activities	30,294	83,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	—	187
Capital expenditures, net of disposals	(34,099)	(22,774)
Change in restricted cash	10	—
Proceeds from sale of assets	1,887	16,122
Purchase of / investments in marketable securities	(131,450)	(36,700)
Sales of / disposition of marketable securities	122,125	—

Net cash (used in) investing activities	(41,527)	(43,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations and long-term debt	(243)	(19,898)
Purchase of treasury stock	(1,458)	(43,562)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	1,289	2,274

Net cash provided by (used in) financing activities	(412)	(61,186)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(145)	288

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,790)	(20,704)
CASH AND CASH EQUIVALENTS, beginning of period	36,795	57,853

CASH AND CASH EQUIVALENTS, end of period	$25,005	$37,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$(889)	$1,086

Interest	$1,390	$1,646

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$—	$—
Net cash used in acquisitions	—	187

Liabilities assumed or incurred	$—	$187

Capital lease additions	—	$2,300

Other long-term asset obligations	$(4,300)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 1 - The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest for-profit, post-secondary education companies in the United States and Canada, with more than 65,400 students enrolled as of December 31, 2006. As of December 31, 2006, the Company operated 94 colleges in 24 states and 32 colleges in 7 Canadian provinces, and served the large and growing segment of the population seeking to acquire career-oriented education.

The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees through five operating divisions in the U.S. and Canada concentrating on programs in allied health, business, vehicle repair and maintenance trades, criminal justice, and electronic and information technology. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2006 consolidated financial statements of the Company included in the Company’s 2006 Annual Report on Form 10-K/A and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

The unaudited condensed consolidated financial statements as of December 31, 2006 and for the three and six months ended December 31, 2006 and 2005 and the audited condensed consolidated financial statements as of June 30, 2006 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share for the three and six months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Basic common shares outstanding	86,327	90,573	86,326	90,944
Effects of dilutive securities:
Stock options and restricted stock units	1,147	1,432	1,160	1,356

Diluted common shares outstanding	87,474	92,005	87,486	92,300

Share Repurchase

On October 31, 2006, Corinthian’s Board of Directors approved a share repurchase of up to $50 million of the Company’s common stock. Corinthian plans to repurchase shares on the open market or in private transactions from time to time, depending on the company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of December 31, 2006 the Company repurchased approximately 113,000 shares at an average price of $12.95.

Note 3 - Sale of Corporate Training Division

On November 8, 2005, the Company completed the sale of substantially all the assets of its corporate training division, CDI Education for CAD$19 million (USD$16 million).

Note 4 - Marketable Securities

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At December 31, 2006 and June 30, 2006, there were no unrealized gains or losses on available-for-sale securities.

Note 5 - Comprehensive Income

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three and six month periods ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income	$2,583	$10,723	$3,983	$18,101
Foreign currency translation adjustments	(474)	(27)	(482)	378

Comprehensive income	$2,109	$10,696	$3,501	$18,479

Note 6 - Impairment, Facility Closing, and Severance Charges

During the second quarter of 2007 the Company recognized a charge of $2.4 million. The charge consisted of facility closing costs of $0.6 million related to our campus in Victoria, British Columbia and approximately $1.8 million related to severance expenses, primarily associated with the retirement of David Moore as Chairman of the Board of Directors and employee of the Company.

During the fourth quarter of 2006 the Company made the decision to consolidate multiple brands. As a result of this decision, the Company reviewed the related intangible asset of trade name for possible impairment in accordance with SFAS 142. Based on the results of the review, the Company recognized an impairment charge of $2.3 million, which represented the entire trade name value allocated to the schools impacted by the name change. The Company also recorded a facility closing charge of $1.0 million as a result of relocating the Rancho Cucamonga, CA campus in the fourth quarter of 2006 and a severance charge of $0.9 million.

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

The table below summarizes the liability and activity for the six month period ended December 31, 2006, relating to the impairment, facility closing and severance charges identified above (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2006	$838	$3,643	$4,481
Charges	1,796	583	2,379
Adjustments	(2)	(72)	(74)
Cash payments	(823)	(915)	(1,738)
Asset writedowns	—	—	—

Balance at December 31, 2006	$1,809	$3,239	$5,048

Note 7 - Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenues from unaffiliated customers
U.S. operations	$221,901	$220,037	$431,797	$430,973
Canadian operations	23,146	24,430	45,052	49,788

Consolidated	$245,047	$244,467	$476,849	$480,761

	December 31, 2006	June 30, 2006
Long-lived assets
U.S. operations	$393,956	$393,054
Canadian operations	65,099	61,950

Consolidated	$459,055	$455,004

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

The California Attorney General’s Office (the “CAG”) first requested that the Company provide documentation regarding three of its California Bryman Colleges and certain other general Company policies and procedures in June 2004. Since that time, the CAG has requested supplemental information on several occasions, most recently in January 2007. Additionally, the Company’s attorneys received a letter from the CAG dated May 1, 2006 in which the CAG stated that it appeared to the CAG that the Company’s practices have been and are in violation of the California Business and Professions Code and the California Education Code regarding the Company’s advertising, marketing and sale of its programs to California consumers. Company representatives have met with attorneys from the CAG’s office on multiple occasions since June 2006. At these meetings, attorneys from the CAG’s office have stated their belief that the Company’s California campuses have incorrectly calculated and reported their student placement rates so as to violate the California Educational Code and the California Business and Professions Code. The CAG also stated its belief that the Company has not met minimum placement requirements under California law for certain of its diploma programs. The Company has engaged in discussions with the CAG’s office regarding a possible settlement, although the Company cannot provide assurances that it will be able to settle this matter short of litigation. The Company expects that if it is unable to resolve this matter through a settlement, the CAG’s office will file a lawsuit against the Company alleging violations of the California Education Code and the California Business and Professions Code. In such a suit, the CAG’s office may seek restitution on behalf of the Company’s former students, damages, civil penalties, fines, injunctive relief and/or revocation of the Company’s schools’ licenses. The Company is continuing to cooperate with the inquiry.

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

On April 6, 2005, the Company was served with a lawsuit entitled Jaclyn Fisher, et al. v. Corinthian Colleges, Inc., filed by forty-one current or former medical assisting students from the Company’s Bryman College campus in Tacoma, Washington, dating back to before the Company acquired the campus. The plaintiffs allege negligent/intentional misrepresentations and violations of the state consumer protection act regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant exam. The complaint does not seek certification as a class action. The Company removed the case to federal court and prevailed on its motion to compel twenty-one of the plaintiffs with arbitration provisions to binding arbitration. Additional individual lawsuits in federal and state court in Washington and demands in arbitration have been filed by the same counsel to the original forty-one plaintiffs which contain virtually identical allegations, and which raise the total number of students involved to more than one hundred and ten. The additional students are primarily from the Company’s Bryman, Tacoma campus, but are also alleged to have attended the Bryman campuses in Lynwood and Renton, Washington. More than forty individual student cases have been resolved in arbitration, with the Company prevailing in twenty of those matters and with the plaintiffs receiving awards that are immaterial to the Company’s financial statements in the other matters. The Company intends to continue its vigorous defense in the remaining related cases.

On November 17, 2005, Florida Metropolitan University, Inc. (“FMUI”), a wholly-owned subsidiary of the Company, received an investigative records subpoena from the Florida Attorney General’s office (the “FL AG”) regarding advertising and marketing practices of FMUI. The subpoena requested documents from the past five years generally related to advertisements, training of admissions representatives, complaints, identity and compensation of admissions representatives, identity of directors and officers of FMUI, and pending and concluded litigation. Subsequently, the Company has received another records subpoena related primarily to student academic matters and outcomes, employee information, course prices and marketing materials. The FL AG has also requested additional information via correspondence. Company representatives have met with attorneys from the Florida Attorney General’s office on two occasions. To the Company’s knowledge, the Attorney General’s office has not asserted any claims against the Company or FMUI. The Company and FMUI expect to cooperate with the inquiry.

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

On July 7, 2006, the Company’s Board of Directors established a special committee (the “Special Committee”) to conduct an independent review of the Company’s historic stock option grants dating back to the Company’s initial public offering in 1999. The Company voluntarily informed the Securities and Exchange Commission (the “SEC”) of its review, and, on August 11, 2006, the SEC informed the Company that it had begun an informal inquiry into the Company’s practices, procedures and disclosures related to its historic stock option grants. The Special Committee has now completed its review and has reported its findings and conclusions to the SEC. The Company continues to cooperate with the SEC in its inquiry.

On August 2, 2006, the Company was served with two virtually identical derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., and, Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al. The complaints were filed in the Orange County California Superior Court against David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Beth Wilson, Dennis Beal, Jack Massimino, Linda Skladany, and Hank Adler. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty and unjust enrichment by the individual defendants related to the Company’s past option grant practices. Three other similar derivative actions have been filed in Federal District Court for the Central District of California, one entitled Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., the second entitled M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and the third entitled Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The federal cases allege violation of the Securities and Exchange Act of 1934, violation of the California Corporations Code, unjust enrichment and return of unearned compensation, and breach of fiduciary duties, based on similar factual allegations to the Adolph and Gunkel cases. The Pfeiffer case is filed against the same defendants as the two state court cases. The Close and Edwards cases name the following individual defendants, all of whom are current and former directors and officers of the Company: Dave Moore, Jack Massimino, Ken Ord, William Murtagh, William Buchanan, Robert Owen, Stan Mortensen, Mark Pelesh, Mary Barry, Beth Wilson, Dennis Devereux, Paul St. Pierre, Alice Kane, Terry Hartshorn, Linda Skladany, Hank Adler, Loyal Wilson and Mike Berry. The federal derivative actions have since been consolidated.

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

As of December 31, 2006, the Company had established aggregate reserves that are immaterial to the financial condition of the Company for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Other

As a result of the issues identified in the Company’s review of its past stock option practices, certain of the Company’s option grants which were previously characterized as Incentive Stock Options in accordance with Internal Revenue Code Section 422 (“ISOs”) are now considered to be non-qualified stock options. The Company may have liabilities related to employment taxes resulting from the gains its employees made on the exercise of such options. The Company may also have tax liabilities associated with previously deducted compensation related to exercised stock options which may now be considered to be non-deductible under Section 162(m) of the Internal Revenue Code. The Company may be required to pay additional taxes and interest associated with employment taxes and previous compensation deductions in connection with such exercised stock options under Section 162(m). The Company has accrued a liability for such contingent obligations. Although the Company has based its accrual on its current estimate of these liabilities, there is no assurance that such liabilities will not exceed its accrual.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. For Corinthian Colleges, SFAS 154 is effective for accounting changes made beginning in fiscal year 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS 158 to have a material effect on its financial condition or results of operations.

Effective July 1, 2005, the Company early implemented Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The early implementation is more fully discussed within Note 2 of the Company’s previously filed Form 10-K/A.

Note 10 - Other Matters

Stock-based Compensation

In accordance with SFAS No. 123(R) the Company’s estimate of forfeitures should be adjusted as actual forfeitures differ from its estimates, resulting in the recognition of compensation costs only for those awards that actually vest. Accordingly during the second quarter of fiscal 2007, the Company adjusted its estimated forfeiture rate to reflect actual experience. As a result of the change in estimate, the Company recorded net stock-based compensation expense of approximately $154,000 during the second quarter of fiscal 2007.

NASDAQ Staff Determination Letter

The Company received NASDAQ Staff Determination letters in October and November 2006 stating that the Company’s common stock was subject to delisting from the NASDAQ Global Select Market for failure to file its fiscal 2006 Report on Form 10-K/A and first quarter 2007 Report on Form 10-Q, respectively. During December 2006, the Company received a letter from NASDAQ stating that the NASDAQ Qualification Panel has found the Company in compliance with all applicable NASDAQ listing standards and will continue listing the Company’s shares on the NASDAQ Stock Market.

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

Goodwill and Intangible Assets. We have significant goodwill and other intangible assets. Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. We consider a number of factors, including valuations and appraisals from independent valuation firms, in determining the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and trade names. We, however, are ultimately responsible for the valuations. The fair value of identified intangible assets is derived using accepted valuation methodologies, including cost, market, and income approaches, as appropriate, following consultations with valuation firms and in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”) and requirements set forth by the Uniform Standards of Professional Appraisal Practice.

Effective July 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. As of July 1, 2002, we ceased amortization of goodwill recorded in conjunction with past business combinations. In addition, we conducted a review of our other identifiable intangible assets and determined that accreditation and trade names met the indefinite life criteria outlined in SFAS 142. Our review considered analysis of all pertinent factors, including the expected use of the asset, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Accordingly, we also ceased amortization of the accreditation and trade names as of July 1, 2002. Curricula continue to be amortized over their useful lives ranging generally from three to ten years and the amortization is included in general and administrative expenses in the accompanying consolidated statements of operations.

Under SFAS 142, goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount at the reporting unit level as defined by SFAS 142. We determined the fair value of our reporting units using the income approach of valuation that includes discounted cash flow as well as other generally accepted valuation methodologies. To the extent the fair value of a reporting unit is less than the carrying amount of its assets, we record an impairment charge in the consolidated statements of operations.

Also, under SFAS 142, indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value of an intangible asset is less than its carrying amount, we record an impairment charge in the consolidated statements of operations. For instance, if we were to discontinue the use of a trade name or lose accreditation at one or more of our acquired schools to which we have ascribed value for trade names and accreditation, we would test the amounts we have allocated to such assets for impairment. Such testing would include estimating the future cash flows expected to be received from the trade names and accreditation and comparing them to their carrying values. If our estimate of the present value of these future cash flows were below the carrying values of the related assets, we would consider the assets to be impaired and take a charge against the amounts we had allocated to trade names and accreditation.

The determination of related estimated useful lives of intangible assets and whether or not these intangible assets are impaired involves significant judgment. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Deferred Taxes. We currently have deferred income tax assets which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income offset by deferred income tax liabilities. We evaluate the realizability of our deferred income tax assets at least annually or more frequently if circumstances indicate.

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

Results of Operations

Comparisons of results of operations between the first six months of fiscal 2007 and the first six months of fiscal 2006 are affected by the opening of three branch campuses in fiscal 2006.

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	57.8	55.5	58.6	56.9
General and administrative	12.6	10.1	12.3	10.0
Marketing and admissions	27.2	27.3	27.4	27.0
Impairment, facility closing and severance charges	1.0	—	0.5	—

Total operating expenses	98.5	92.9	98.9	93.9
Income from operations	1.5	7.1	1.1	6.1
Interest (income)	(0.7)	(0.6)	(0.7)	(0.5)
Interest expense	0.3	0.3	0.3	0.4
Other (income) expense	0.1	0.1	0.1	0.0

Income before provision for income taxes	1.7	7.3	1.4	6.2
Provision for income taxes	0.7	2.9	0.5	2.4

Net income	1.1%	4.4%	0.8%	3.8%

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net Revenues. Net revenues increased $0.6 million, or 0.2%, from $244.5 million in the second quarter of fiscal 2006 to $245.1 million in the second quarter of fiscal 2007. Excluding our corporate training division, CDI Education, which was sold in October 2005, revenue increased $3.0 million or 1.3% in the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006. The increase was due to an approximate 4% increase in the average tuition rate per student partially offset by a 2.2% decrease in average student population during the period. At December 31, 2006, student population was 65,431, compared with 66,319 at December 31, 2005. Total student starts increased 0.8% to 21,554 for the second quarter of fiscal 2007 when compared to the second quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $6.0 million, or 4.4%, from $135.7 million in the second quarter of fiscal 2006 to $141.7 million in the second quarter of fiscal 2007. As a percentage of net revenues, educational services expenses increased from 55.5% of revenues in the second quarter of fiscal 2006 to 57.8% of revenues in the second quarter of fiscal 2007. The increase, as a percent of revenues, was due primarily to an increase in facility and bad debt expenses. As of December 31, 2006, we had approximately 79 square feet of school space per student as compared to 70 square feet of school space per student as of December 31, 2005. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affected educational services expenses as a percent of revenues. Bad debt expense for the second quarter of fiscal 2007 amounted to $15.2 million or 6.2% of net revenues, compared to $13.3 million or 5.4% of net revenues for the second quarter of fiscal 2006. We believe the reasons for the increase in bad debt expense are largely operational in nature, related primarily to inefficient financial management at the school level. This inefficiency included untimely processing of financial aid packaging and less effective collection efforts directly from students.

Additionally, during the second quarter of 2007, 19 programs from current curricula were added to our schools; 15 programs were added in the U.S. and 4 were added in Canada.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $6.2 million, or 25.2%, from $24.6 million in the second quarter of fiscal 2006 to $30.8 million in the second quarter of fiscal 2007. As a percentage of net revenues, general and administrative expenses increased from 10.1% of revenues in the second quarter of fiscal 2006 to 12.6% of revenues in the second quarter of fiscal 2007. The increase is a result of an increase in litigation reserves of approximately $4.0 million primarily related to the California Attorney General’s investigation; and outside professional service fees of approximately $3.5 million related to the review of historic stock option grants by the Special Committee of the Board of Directors.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses decreased $0.2 million, or 0.3%, from $66.8 million in the second quarter of fiscal 2006 to $66.6 million in the second quarter of fiscal 2007. As a percentage of net revenues, marketing and admissions expenses slightly decreased from 27.3% of revenues in the second quarter of fiscal 2006 to 27.2% of revenues for the second quarter of fiscal 2007.

Impairment, Facility Closing and Severance Charges. During the second quarter of 2007 the Company recognized a charge of $2.4 million. The charge consisted of facility closing costs of $0.6 million related to our campus in Victoria, British Columbia and approximately $1.8 million related to severance expenses, primarily associated with the retirement of David Moore as Chairman of the Board of Directors and employee of the Company.

Income from Operations. Income from operations decreased $13.9 million or 79.4% from $17.5 million in the second quarter of fiscal 2006 to $3.6 million in the second quarter of fiscal 2007. As a percentage of net revenues, income from operations decreased from 7.1% of revenues in the second quarter of fiscal 2006 to 1.5% of revenues for the second quarter of fiscal 2007. The decrease in income from operations, as a percent of revenues, is a result of the factors discussed above.

Interest (Income) Expense, net. Interest income (net of interest expense of $0.8 million) amounted to $0.9 million in the second quarter of fiscal 2007. In the same period of the prior year, interest income (net of interest expense of $0.9 million) amounted to $0.5 million. The increase in net interest income compared to the prior year is primarily due to an increase in interest income due to an increase in investment yield.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the second quarter of fiscal 2007 compared to 40.0% in the second quarter of fiscal 2006.

Net Income. Net income decreased $8.1 million from $10.7 million in the second quarter of fiscal 2006 to $2.6 million in the second quarter of fiscal 2007. As a percentage of net revenues, net income decreased from 4.4% of revenues in the second quarter of fiscal 2006 to 1.1% of revenues for the second quarter of fiscal 2007 for the reasons previously discussed.

Income per Share. Diluted earnings per common share for the second quarter of fiscal 2007 decreased 75% to $0.03 per diluted common share compared to $0.12 per diluted common share for the second quarter of fiscal 2006.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Net Revenues. Net revenues decreased $4.0 million, or 0.8%, from $480.8 million in the first six months of fiscal 2006 to $476.8 million in the first six months of fiscal 2007, due primarily to the sale of our corporate training division, CDI Education, in October 2005. Excluding our corporate training division, CDI Education, which was sold in October 2005, revenue increased 0.9% in the first six months of fiscal 2007 when compared to the first six months of fiscal 2006. The increase was due to an approximate 4% increase in the average tuition rate per student partially offset by a 3.1% decrease in average student population during the period. At December 31, 2006, student population was 65,431, compared with 66,319 at December 31, 2005. Total student starts decreased 0.4% to 47,956 for the first six months of fiscal 2006 when compared to the first six months of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $6.0 million, or 2.2%, from $273.4 million in the first six months of fiscal 2006 to $279.4 million in the first six months of fiscal 2007. As a percentage of net revenues, educational services expenses increased from 56.9% of revenues in the first six months of fiscal 2006 to 58.6% of revenues in the first six months of fiscal 2007. The increase, as a percent of revenues, was due primarily to a decrease in net revenue and an increase in facility and bad debt expenses. As of December 31, 2006, we had approximately 79 square feet of school space per student as compared to 70 square feet of school space per student as of December 31, 2005. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affected educational services expenses as a percent of revenues. Bad debt expense for the first six months of fiscal 2007 amounted to $27.9 million or 5.9% of net revenues, compared to $26.8 million or 5.6% of net revenues for the first six months of fiscal 2006. We believe the reasons for the increase in bad debt expense are largely operational in nature, related primarily to inefficient financial management at some of our schools. This inefficiency included untimely processing of financial aid packaging and less effective collection efforts directly from students.

Additionally, during the first six months of 2007, 41 programs from current curricula were added to our schools; 33 programs were added in the U.S. and 8 were added in Canada.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $10.5 million, or 21.8%, from $48.2 million in the first six months of fiscal 2006 to $58.7 million in the first six months of fiscal 2007. As a percentage of net revenues, general and administrative expenses increased from 10.0% of revenues in the first six months of fiscal 2006 to 12.3% of revenues in the first six months of fiscal 2007. The increase was primarily the result of increases in travel-related costs associated with training and implementation of a new admissions process, outside professional service fees of approximately $5.3 million related to the review of historic stock option grants by the Special Committee of the Board of Directors, and an increase in litigation reserves of approximately $4.0 million, primarily related to the California Attorney General’s investigation.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $1.1 million, or 0.8%, from $129.8 million in the first six months of fiscal 2006 to $130.9 million in the first six months of fiscal 2007. As a percentage of net revenues, marketing and admissions expenses increased from 27.0% of revenues in the first six months of fiscal 2006 to 27.4% of revenues for the first six months of fiscal 2007 primarily as a result of increases in advertising costs.

Impairment, facility closing and severance charges. During the second quarter of 2007 the Company recognized a charge of $2.4 million. The charge consisted of facility closing costs of $0.6 million related to our campus in Victoria, British Columbia and approximately $1.8 million related to severance expenses, primarily associated with the retirement of David Moore as Chairman of the Board of Directors and employee of the Company.

Income from Operations. Income from operations decreased $23.9 million or 81.6% from $29.3 million in the first six months of fiscal 2006 to $5.4 million in the first six months of fiscal 2007. As a percentage of net revenues, income from operations decreased from 6.1% of revenues in the first six months of fiscal 2006 to 1.1% of revenues for the first six months of fiscal 2007. The decrease in income from operations, as a percent of revenues, is a result of the factors discussed above.

Interest (Income) Expense, net. Interest income (net of interest expense of $1.6 million) amounted to $1.6 million in the first six months of fiscal 2007. In the same period of the prior year, interest income (net of interest expense of $1.8 million) amounted to $0.8 million. The increase in net interest income compared to the prior year is primarily due to an increase in interest income due to an increase in investment yield.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the first six months of fiscal 2007 compared to 39.6% in the first six months of fiscal 2006.

Net Income. Net income decreased $14.1 million or 77.9% from $18.1 million in the first six months of fiscal 2006 to $4.0 million in the first six months of fiscal 2007. As a percentage of net revenues, net income decreased from 3.8% of revenues in the first six months of fiscal 2006 to 0.8% of revenues for the first six months of fiscal 2007 for the reasons previously discussed.

Income per Share. Diluted earnings per common share for the first of fiscal 2007 decreased 75% to $0.05 per diluted common share compared to $0.20 per diluted common share for the first six months of fiscal 2006.

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

Liquidity and Capital Resources

On June 8, 2005, we amended and restated our credit facility. The amount of the facility remained at $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a DOE financial responsibility composite score ratio. As of December 31, 2006, we were in compliance with all of the covenants. As of December 31, 2006, the credit facility had borrowings outstanding of $30.0 million and approximately $11.3 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $51.5 million as of December 31, 2006 and $53.9 million as of June 30, 2006 and the current ratio was 1.3:1 for both periods.

Cash flows provided by operating activities amounted to $30.3 million in the first six months of fiscal 2007 compared to $83.4 million provided by operating activities in the same period of fiscal 2006. The decrease in cash provided by operating activities for the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to: a reduction in net income of $14.1 million; an increase in accounts receivable primarily as a result of reimbursement status at our GMI campuses; and a decrease in accounts payable primarily as a result of the payable for treasury shares we had at December 31, 2005 as well as timing of payments.

Cash flows used in investing activities amounted to $41.5 million in the first six months of fiscal 2007 compared to cash flows used in investing activities of $43.2 million in the first six months of fiscal 2006. Cash was used in the six months of fiscal 2007 primarily for capital expenditures net of disposals of $34.1 million and to invest in short-term investments for $9.3 million. Cash was used in the first six months of fiscal 2006 to invest in short-term investments for $36.7 million and capital expenditures net of disposals of $22.8 million. Additionally, we received $15.9 million related to the sale of our corporate training division. Capital expenditures in fiscal 2007 were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $65 million for fiscal 2007.

Cash flows used in financing activities in the first six months of fiscal 2007 amounted to approximately $0.4 million compared to cash flows used in financing activities of $61.2 million for the first six months of fiscal 2006. The decrease in cash used in financing activities in the first six months of fiscal 2007 compared to the same period last year was due primarily to a decrease in purchases of treasury stock and a decrease in debt repayments. We funded our cash needs through cash flow provided from operations.

Update Regarding Regulatory and Accreditation Matters

As the Company has previously reported, the Company’s National Institute of Technology (“NIT”) campus in San Antonio, Texas had received a Show Cause order from ACCSCT. In a letter dated June 9, 2006, ACCSCT continued the Show Cause order at the NIT campus in San Antonio. The Company’s response to the Show Cause order will be considered at ACCSCT’s next Commission meeting.

The Company has also previously reported that it had received Show Cause orders from ACCSCT regarding its Bryman College campus at LA Wilshire and its NIT campus in Dearborn, Michigan. In a letter from ACCSCT dated December 8, 2006, the Company was informed that the Show Cause order was removed at Bryman College, LA Wilshire. In another letter from ACCSCT on December 19, 2006, the Company was informed that the Show Cause order was removed at the Dearborn campus.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of December 31, 2006, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $31.1 million and capital lease obligations of $14.3 million, and (ii) student notes receivable, net, in the aggregate amount of $6.7 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of December 31, 2006 was CAD $46.7 million which includes borrowings outstanding under the credit facility of CAD $35.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K/A for the year ended June 30, 2006.

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

CORINTHIAN COLLEGES, INC.

February 9, 2007	/s/ JACK D. MASSIMINO
Jack D. Massimino
President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2007	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 9, 2007	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)