Form 10-Q
period 2007-03-31
CORINTHIAN COLLEGES INC
filed 2007-05-10
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

At May 1, 2007, there were 86,644,403 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Third Quarter Ended March 31, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,027	$36,795
Restricted cash	—	10
Marketable securities	44,900	55,900
Accounts receivable, net of allowance for doubtful accounts of $23,661 and $19,633 at March 31, 2007 and June 30, 2006, respectively	68,564	54,221
Student notes receivable, net of allowance for doubtful accounts of $831 and $595 at March 31, 2007 and June 30, 2006, respectively	3,459	2,488
Deferred income taxes	20,934	20,943
Prepaid expenses and other current assets	37,732	44,646

Total current assets	199,616	215,003
PROPERTY AND EQUIPMENT, net	217,692	199,085
OTHER ASSETS:
Goodwill, net	196,708	198,374
Other intangibles, net	47,961	48,983
Student notes receivable, net of allowance for doubtful accounts of $2,666 and $1,660 at March 31, 2007 and June 30, 2006, respectively	4,935	3,385
Deposits and other assets	4,861	5,177

TOTAL ASSETS	$671,773	$670,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,608	$34,828
Accrued compensation and related liabilities	27,377	39,813
Accrued expenses	25,321	22,745
Prepaid tuition	65,161	62,187
Current portion of capital lease obligations	357	325
Current portion of long-term debt	1,060	1,183

Total current liabilities	158,884	161,081
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	15,247	14,151
LONG-TERM DEBT, net of current portion	30,356	31,402
DEFERRED INCOME TAXES	27,265	27,265
OTHER LIABILITIES	33,511	36,580
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 86,588 shares issued and 85,474 shares outstanding at March 31, 2007 and 86,238 shares issued and outstanding at June 30, 2006	9	9
Additional paid-in capital	156,837	150,225
Treasury stock, at cost, 1,114 shares	(15,264)	—
Retained earnings	264,351	248,362
Accumulated other comprehensive income	577	932

TOTAL STOCKHOLDERS’ EQUITY	406,510	399,528

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$671,773	$670,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$250,473	$250,253	$727,322	$731,014
OPERATING EXPENSES:
Educational services	141,974	137,788	421,395	411,228
General and administrative	23,949	26,469	82,658	74,684
Marketing and admissions	64,741	66,210	195,657	196,044
Impairment, facility closing and severance charges	1,173	—	3,552	—

Total operating expenses	231,837	230,467	703,262	681,956

INCOME FROM OPERATIONS	18,636	19,786	24,060	49,058
Interest (income)	(1,799)	(1,402)	(5,002)	(4,014)
Interest expense	592	739	2,179	2,517
Other (income) expense, net	(1)	(1,451)	456	(1,298)

INCOME BEFORE PROVISION FOR INCOME TAXES	19,844	21,900	26,427	51,853
Provision for income taxes	7,839	7,241	10,439	19,093

NET INCOME	$12,005	$14,659	$15,988	$32,760

Income per common share:
Basic	$0.14	$0.17	$0.19	$0.37

Diluted	$0.14	$0.17	$0.18	$0.36

Weighted average number of common shares outstanding:
Basic	86,243	86,330	86,305	89,435

Diluted	87,479	87,790	87,499	90,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2007	2006
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,988	$32,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,509	29,192
Deferred taxes	9	—
Impairment charges	67	—
Loss (Gain) on disposal of assets	159	(1,005)
Stock-based compensation	4,177	5,861
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(14,398)	899
Student notes receivable, net	(2,522)	(39)
Prepaid expenses and other assets	6,996	18,686
Accounts payable	5,029	1,837
Accrued expenses, compensation and related benefits	(10,043)	2,306
Prepaid tuition	3,400	13,704
Other long-term liabilities	1,529	3,389

Net cash provided by operating activities	41,900	107,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of schools, colleges, and training centers, net of cash acquired	—	273
Capital expenditures	(54,724)	(35,452)
Change in restricted cash	10	—
Proceeds from sale of assets	2,034	17,528
Purchase of / investments in marketable securities	(194,550)	(139,425)
Sales of / disposition of marketable securities	205,550	106,850

Net cash (used in) investing activities	(41,680)	(50,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations and long-term debt	(375)	(25,984)
Purchase of treasury stock	(15,264)	(70,000)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	2,762	4,164

Net cash provided by (used in) financing activities	(12,877)	(91,820)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(111)	292

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,768)	(34,164)
CASH AND CASH EQUIVALENTS, beginning of period	36,795	57,853

CASH AND CASH EQUIVALENTS, end of period	$24,027	$23,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$7,728	$1,631

Interest	$2,068	$2,386

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges, and training centers
Fair value of assets acquired	$—	$—
Net cash used in acquisitions	—	273

Liabilities assumed or incurred	$—	$273

Capital lease additions	1,370	$2,300

Other long-term asset obligations	$(4,300)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest for-profit, post-secondary education companies in the United States and Canada, with more than 68,100 students enrolled as of March 31, 2007. As of March 31, 2007, the Company operated 94 colleges in 24 states and 32 colleges in 7 Canadian provinces, and served the large and growing segment of the population seeking to acquire career-oriented education.

The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees in the U.S. and Canada concentrating on programs in allied health, business, vehicle repair and maintenance trades, criminal justice, and electronic and information technology. Additionally, the Company has an online learning alternative available to students pursuing education exclusively online.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2006 consolidated financial statements of the Company included in the Company’s 2006 Annual Report on Form 10-K/A and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

The unaudited condensed consolidated financial statements as of March 31, 2007 and for the three and nine months ended March 31, 2007 and 2006 and the audited condensed consolidated financial statements as of June 30, 2006 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2—Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share for the three and nine months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Basic common shares outstanding	86,243	86,330	86,305	89,435
Effects of dilutive securities:
Stock options and restricted stock units	1,236	1,460	1,194	1,464

Diluted common shares outstanding	87,479	87,790	87,499	90,899

Share Repurchase

On October 31, 2006, Corinthian’s Board of Directors approved a share repurchase of up to $50 million of the Company’s common stock. Corinthian plans to repurchase shares on the open market or in private transactions from time to time, depending on the company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of March 31, 2007 the Company had repurchased approximately 1,114,140 shares at an average price of $13.67.

Note 3—Sale of Corporate Training Division

On November 8, 2005, the Company completed the sale of substantially all the assets of its corporate training division, CDI Education for CAD$19 million (USD$16 million), plus a working capital adjustment to be made within 90 days following the close. During the third quarter ended March 31, 2006, the Company recognized a gain of approximately USD$1.4 million (pre-tax) related to the working capital adjustment proceeds from the sale.

Note 4—Marketable Securities

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At March 31, 2007 and June 30, 2006, there were no unrealized gains or losses on available-for-sale securities.

Note 5—Comprehensive Income

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three and nine month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income	$12,005	$14,659	$15,988	$32,760
Foreign currency translation adjustments	127	(41)	(355)	337

Comprehensive income	$12,132	$14,618	$15,633	$33,097

Note 6—Impairment, Facility Closing, and Severance Charges

During the third quarter of 2007 the Company recognized a charge of $1.2 million related to severance expenses.

During the second quarter of 2007 the Company recognized a charge of $2.4 million. The charge consisted of facility closing costs of $0.6 million related to our campus in Victoria, British Columbia and approximately $1.8 million related to severance expenses, primarily associated with the retirement of David Moore as Chairman of the Board of Directors and as an employee of the Company.

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

The table below summarizes the liability and activity for the nine month period ended March 31, 2007, relating to the impairment, facility closing and severance charges identified above (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2006	$838	$3,643	$4,481
Charges	2,969	583	3,552
Adjustments	(2)	(73)	(75)
Cash payments	(3,149)	(1,244)	(4,393)

Balance at March 31, 2007	$656	$2,909	$3,565

Note 7—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues from unaffiliated customers
U.S. operations	$227,325	$225,103	$659,122	$656,076
Canadian operations	23,148	25,150	68,200	74,938

Consolidated	$250,473	$250,253	$727,322	$731,014

			March 31, 2007	June 30, 2006
Long-lived assets
U.S. operations			$404,994	$393,054
Canadian operations			$67,164	61,950

Consolidated			$472,158	$455,004

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 8—Commitments and Contingencies

Legal Matters

In the ordinary conduct of its business, the Company and its colleges are subject to lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and employment-related matters. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed below will not have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on May 7, 2004, the Company received another putative class action complaint entitled Jennifer Baker, et al. v. Corinthian Colleges, Inc. and Florida Metropolitan

University, Inc. and on April 15, 2005, the Company received another complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Baker complaint named nine plaintiffs while the Alvarez first amended and supplemental complaint named ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Baker, Satz and Travis plaintiffs seek recovery of compensatory damages and attorneys’ fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The Baker case was settled for an immaterial amount. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company believes the other complaints are likewise without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in Alvarez, and the Travis court compelled that case to arbitration.

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

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni, and against the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the initial federal securities class action complaints. The Collet and Davila cases have now been consolidated into one action. A memorandum of understanding was executed by the parties resolving the Collet and Davila cases, pending court approval, for an immaterial amount of attorneys’ fees to be paid by the Company’s directors’ and officers’ insurance carrier to the plaintiffs’ lawyers, and with the Company agreeing to certain corporate governance matters.

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

On April 6, 2005, the Company was served with a lawsuit entitled Jaclyn Fisher, et al. v. Corinthian Colleges, Inc., filed by forty-one current or former medical assisting students from the Company’s Bryman College campus in Tacoma, Washington, dating back to before the Company acquired the campus. The plaintiffs allege negligent/intentional misrepresentations and violations of the state consumer protection act regarding alleged misrepresentations about the eligibility of such students to take the Certified Medical Assistant exam. The complaint does not seek certification as a class action. The Company removed the case to federal court and prevailed on its motion to compel twenty-one of the plaintiffs with arbitration provisions to binding arbitration. Additional individual lawsuits in federal and state court in Washington and demands in arbitration have been filed by the same counsel to the original forty-one plaintiffs which contain virtually identical allegations, and which raise the total number of students involved to more than one hundred and ten. The additional students are primarily from the Company’s Bryman, Tacoma campus, but are also alleged to have attended the Bryman campuses in Lynwood and Renton, Washington. More than forty individual student cases have been resolved in arbitration, with the Company prevailing in twenty of those matters and with the plaintiffs receiving awards that are immaterial to the Company’s financial statements in the other matters. The Company has engaged in settlement discussions between the remaining plaintiffs, the Company, and the Company’s former insurer. In these discussions, the Company has reached a tentative understanding regarding settlement with the plaintiffs’ attorney, and he is in the process of consulting with his clients to determine whether the proposed settlement is acceptable to each of them. While these settlement discussions have been occurring, the parties have agreed to suspend all arbitration hearings. Unless a final settlement is reached, the Company intends to continue its vigorous defense in the remaining cases.

On November 17, 2005, Florida Metropolitan University, Inc. (“FMUI”), a wholly-owned subsidiary of the Company, received an investigative records subpoena from the Florida Attorney General’s office (the “FL AG”) regarding advertising and marketing practices of FMUI. The subpoena requested documents from the past five years generally related to advertisements, training of admissions representatives, complaints, identity and compensation of admissions representatives, identity of directors and officers of FMUI, and pending and concluded litigation. Subsequently, the Company has received another records subpoena related primarily to student academic matters and outcomes, employee information, course prices and marketing materials. The FL AG has also requested additional information via correspondence. Company representatives have met with attorneys from the Florida Attorney General’s office on several occasions. The Company and FMUI expect to continue to cooperate with the inquiry.

On January 31, 2006, the Company was served with a lawsuit captioned Mercidita Garcia, et al. v. Corinthian Colleges, Inc., filed by fourteen current or former surgical technologist students from the Company’s Parks College located in Thornton, Colorado. The counsel for the plaintiffs claimed to represent an additional twelve former surgical technologist students at this campus. The plaintiffs alleged negligent/intentional misrepresentations/omissions and violations of the state consumer protection act regarding alleged misrepresentations about the program. The complaint does not seek certification as a class action. The Company has removed this case to federal court and, on October 20, 2006, the court dismissed the complaint without prejudice and compelled the plaintiffs to binding arbitration. The plaintiffs have not filed claims in arbitration. The Company intends to vigorously defend itself in this matter if the plaintiffs ultimately file claims in arbitration.

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

On August 2, 2006, the Company was served with two virtually identical derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., and, Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al. The complaints were filed in the Orange County California Superior Court against David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Beth Wilson, Dennis Beal, Jack Massimino, Linda Skladany, and Hank Adler. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty and unjust enrichment by the individual defendants related to the Company’s past option grant practices. Three other similar derivative actions have been filed in Federal District Court for the Central District of California, one entitled Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., the second entitled M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and the third entitled Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The federal cases allege violation of the Securities and Exchange Act of 1934, violation of the California Corporations Code, unjust enrichment and return of unearned compensation, and breach of fiduciary duties, based on similar factual allegations to the Adolph and Gunkel cases. The Pfeiffer case is filed against the same defendants as the two state court cases. The Close and Edwards cases name the following individual defendants, all of whom are current and former directors and officers of the Company: Dave Moore, Jack Massimino, Ken Ord, William Murtagh, William Buchanan, Robert Owen, Stan Mortensen, Mark Pelesh, Mary Barry, Beth Wilson, Dennis Devereux, Paul St. Pierre, Alice Kane, Terry Hartshorn, Linda Skladany, Hank Adler, Loyal Wilson and Mike Berry. The federal derivative actions have since been consolidated in federal court; the state derivative actions have also been consolidated in state court.

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

As of March 31, 2007, the Company had established aggregate reserves that are immaterial to the financial condition of the Company for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 9—New Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and

123(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for Corinthian Colleges beginning in fiscal 2007. The Company does not expect the adoption of SFAS 158 to have a material effect on its financial condition or results of operations.

Effective July 1, 2005, the Company early implemented Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The early implementation is more fully discussed within Note 2 of the Company’s previously filed Form 10-K/A.

Note 10—Other Matters

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

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

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

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. As of July 1, 2002, we ceased amortization of goodwill recorded in conjunction with past business combinations. In addition, we conducted a review of our other identifiable intangible assets and determined that accreditation and trade names met the indefinite life criteria outlined in SFAS 142. Our review considered analysis of all pertinent factors, including the expected use of the asset, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Accordingly, we also ceased amortization of the accreditation and trade names as of July 1, 2002. Curricula continue to be amortized over their useful lives ranging generally from three to ten years and the amortization is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Also, under SFAS 142, indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value of an intangible asset is less than its carrying amount, we record an impairment charge in the consolidated statements of operations. For instance, if we were to discontinue the use of a trade name or lose accreditation at one or more of our acquired schools to which we have ascribed value for trade names and accreditation, we would test the amounts we have allocated to such assets for impairment. Such testing would include estimating the future cash flows expected to be received from the trade names and accreditation and comparing them to their carrying values. If our estimate of the present value of these future cash flows were below the carrying values of the related assets, we would consider the assets to be impaired and would take a charge against the amounts we had allocated to trade names and accreditation.

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

Stock-based Compensation. In fiscal 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Accounting for Stock-Based Compensation”, in accordance with the modified prospective transition method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and began recognizing compensation expense for stock options which vested during the first quarter of fiscal 2006.

Results of Operations

Comparisons of results of operations between the first nine months of fiscal 2007 and the first nine months of fiscal 2006 are affected by the opening of three branch campuses, the closure of one campus and the sale of our corporate training division, CDI Education, in fiscal 2006.

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	56.7	55.1	57.9	56.3
General and administrative	9.6	10.6	11.4	10.2
Marketing and admissions	25.8	26.4	26.9	26.8
Impairment, facility closing and severance charges	0.5	—	0.5	—

Total operating expenses	92.6	92.1	96.7	93.3
Income from operations	7.4	7.9	3.3	6.7
Interest (income)	(0.7)	(0.6)	(0.7)	(0.5)
Interest expense	0.2	0.3	0.3	0.3
Other (income) expense	—	(0.6)	0.1	(0.2)

Income before provision for income taxes	7.9	8.8	3.6	7.1
Provision for income taxes	3.1	2.9	1.4	2.6

Net income	4.8%	5.9%	2.2%	4.5%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Revenues. Net revenues increased $0.2 million, or 0.1%, from $250.3 million in the third quarter of fiscal 2006 to $250.5 million in the third quarter of fiscal 2007. The increase was due to an approximate 2.1% increase in the average revenue rate per student partially offset by a 2.0% decrease in average student population during the period. At March 31, 2007, student population was 68,175, compared with 69,403 at March 31, 2006. Total student starts decreased 0.8% to 24,457 for the third quarter of fiscal 2007 when compared to the third quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $4.2 million, or 3.0%, from $137.8 million in the third quarter of fiscal 2006 to $142.0 million in the third quarter of fiscal 2007. As a percentage of net revenues, educational services expenses increased from 55.1% of revenues in the third quarter of fiscal 2006 to 56.7% of revenues in the third quarter of fiscal 2007. The increase, as a percent of revenues, was due primarily to an increase in facility and bad debt expenses. As of March 31, 2007, we had approximately 76 square feet of school space per student as compared to 67 square feet of school space per student as of March 31, 2006. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affected educational services expenses as a percent of revenues. Bad debt expense for the third quarter of fiscal 2007 amounted to $12.0 million or 4.8% of net revenues, compared to $9.9 million or 4.0% of net revenues for the third quarter of fiscal 2006.

Additionally, during the third quarter of 2007, 20 programs from current curricula were added to our schools; 18 programs were added in the U.S. and 2 were added in Canada.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $2.6 million, or 9.8%, from $26.5 million in the third quarter of fiscal 2006 to $23.9 million in the third quarter of fiscal 2007. As a percentage of net revenues, general and administrative expenses decreased from 10.6% of revenues in the third quarter of fiscal 2006 to 9.6% of revenues in the third quarter of fiscal 2007. The decrease is primarily a result of lower compensation costs.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses decreased $1.5 million, or 2.3%, from $66.2 million in the third quarter of fiscal 2006 to $64.7 million in the third quarter of fiscal 2007. As a percentage of net revenues, marketing and admissions expenses decreased from 26.4% of revenues in the third quarter of fiscal 2006 to 25.8% of revenues for the third quarter of fiscal 2007, primarily as a result of lower advertising costs.

Impairment, Facility Closing and Severance Charges. During the third quarter of 2007 the Company recognized a charge of $1.2 million related to severance expenses.

Income from Operations. Income from operations decreased $1.2 million or 6.1% from $19.8 million in the third quarter of fiscal 2006 to $18.6 million in the third quarter of fiscal 2007. As a percentage of net revenues, income from operations decreased from 7.9% of revenues in the third quarter of fiscal 2006 to 7.4% of revenues for the third quarter of fiscal 2007. The decrease in income from operations, as a percent of revenues, is a result of the factors discussed above.

Interest (Income) Expense, net. Interest income (net of interest expense of $0.6 million) amounted to $1.2 million in the third quarter of fiscal 2007. In the same period of the prior year, interest income (net of interest expense of $0.7 million) amounted to $0.7 million. The increase in net interest income compared to the prior year is primarily due to an increase in investment yield.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the third quarter of fiscal 2007 compared to 33.1% in the third quarter of fiscal 2006. The lower tax rate in fiscal 2006 was due to a favorable IRS examination result.

Net Income. Net income decreased $2.7 million from $14.7 million in the third quarter of fiscal 2006 to $12.0 million in the third quarter of fiscal 2007. As a percentage of net revenues, net income decreased from 5.9% of revenues in the third quarter of fiscal 2006 to 4.8% of revenues for the third quarter of fiscal 2007 for the reasons previously discussed.

Income per Share. Diluted earnings per common share for the third quarter of fiscal 2007 decreased 17.6% to $0.14 per diluted common share compared to $0.17 per diluted common share for the third quarter of fiscal 2006.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Net Revenues. Net revenues decreased $3.7 million, or 0.5%, from $731.0 million in the first nine months of fiscal 2006 to $727.3 million in the first nine months of fiscal 2007, due primarily to the sale of our corporate training division, CDI Education, in October 2005. Excluding our corporate training division, CDI Education, which was sold in October 2005, revenue increased 0.6% in the first nine months of fiscal 2007 when compared to the first nine months of fiscal 2006. The increase was due to an approximate 3.0% increase in the average revenue rate per student partially offset by a 2.4% decrease in average student population during the period. At March 31, 2007, student population was 68,175, compared with 69,403 at March 31, 2006. Total student starts decreased 0.5% to 72,413 for the first nine months of fiscal 2007 when compared to the first nine months of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $10.2 million, or 2.5%, from $411.2 million in the first nine months of fiscal 2006 to $421.4 million in the first nine months of fiscal 2007. As a percentage of net revenues, educational services expenses increased from 56.3% of revenues in the first nine months of fiscal 2006 to 57.9% of revenues in the first nine months of fiscal 2007. The increase, as a percent of revenues, was due primarily to a decrease in net revenue and an increase in facility and bad debt expenses. As of March 31, 2007, we had approximately 76 square feet of school space per student as compared to 67 square feet of school space per student as of March 31, 2006. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affected educational services expenses as a percent of revenues. Bad debt expense for the first nine months of fiscal 2007 amounted to $39.9 million or 5.5% of net revenues, compared to $36.8 million or 5.0% of net revenues for the first nine months of fiscal 2006.

Additionally, during the first nine months of 2007, 61 programs from current curricula were added to our schools; 51 programs were added in the U.S. and 10 were added in Canada.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $8.0 million, or 10.7%, from $74.7 million in the first nine months of fiscal 2006 to $82.7 million in the first nine months of fiscal 2007. As a percentage of net revenues, general and administrative expenses increased from 10.2% of revenues in the first nine months of fiscal 2006 to 11.4% of revenues in the first nine months of fiscal 2007. The increase was primarily the result of increases in travel-related costs associated with training and implementation of a new admissions process, outside professional service fees of approximately $5.5 million related to the review of historic stock option grants by the Special Committee of the Board of Directors, and an increase in litigation reserves of approximately $4.0 million, primarily related to the California Attorney General’s investigation, partially offset by lower compensation costs.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $0.3 million, or 0.2%, from $196.0 million in the first nine months of fiscal 2006 to $195.7 million in the first nine months of fiscal 2007. As a percentage of net revenues, marketing and admissions expenses increased slightly from 26.8% of revenues in the first nine months of fiscal 2006 to 26.9% of revenues for the first nine months of fiscal 2007.

Impairment, facility closing and severance charges. During the first nine months of fiscal year 2007 the Company recognized a charge of $3.6 million. The charge consisted of facility closing costs of $0.6 million related to our campus in Victoria, British Columbia and approximately $3.0 million related to severance expenses, partially associated with the retirement of David Moore as Chairman of the Board of Directors and as an employee of the Company.

Income from Operations. Income from operations decreased $25.0 million or 51.0% from $49.1 million in the first nine months of fiscal 2006 to $24.1 million in the first nine months of fiscal 2007. As a percentage of net revenues, income from operations decreased from 6.7% of revenues in the first nine months of fiscal 2006 to 3.3% of revenues for the first nine months of fiscal 2007. The decrease in income from operations, as a percent of revenues, is a result of the factors discussed above.

Interest (Income) Expense, net. Interest income (net of interest expense of $2.2 million) amounted to $2.8 million in the first nine months of fiscal 2007. In the same period of the prior year, interest income (net of interest expense of $2.5 million) amounted to $1.5 million. The increase in net interest income compared to the prior year is primarily due to an increase in interest income due to an increase in investment yield.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before taxes in the first nine months of fiscal 2007 compared to 36.8% in the first nine months of fiscal 2006. The lower tax rate in fiscal 2006 was due to a favorable IRS examination result.

Net Income. Net income decreased $16.8 million or 51.2% from $32.8 million in the first nine months of fiscal 2006 to $16.0 million in the first nine months of fiscal 2007. As a percentage of net revenues, net income decreased from 4.5% of revenues in the first nine months of fiscal 2006 to 2.2% of revenues for the first nine months of fiscal 2007 for the reasons previously discussed.

Income per Share. Diluted earnings per common share for the first nine months of fiscal 2007 decreased 50.0% to $0.18 per diluted common share compared to $0.36 per diluted common share for the first nine months of fiscal 2006.

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

Liquidity and Capital Resources

On June 8, 2005, we amended and restated our credit facility. The amount of the facility remained at $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus  1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus  3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a DOE financial responsibility composite score ratio. As of March 31, 2007, we were in compliance with all of the covenants. As of March 31, 2007, the credit facility had borrowings outstanding of $30.4 million and approximately $9.2 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $40.7 million as of March 31, 2007 and $53.9 million as of June 30, 2006 and the current ratio was 1.3:1 for both periods.

Cash flows provided by operating activities amounted to $41.9 million in the first nine months of fiscal 2007 compared to $107.6 million provided by operating activities in the same period of fiscal 2006. The decrease in cash provided by operating activities for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to a reduction in net income of $16.8 million; an increase in accounts receivable of $14.3 million primarily as a result of reimbursement status at our GMI campuses; an increase in cash paid for income taxes; and a decrease in accrued expenses primarily as a result of the timing of payments.

Cash flows used in investing activities amounted to $41.7 million in the first nine months of fiscal 2007 compared to cash flows used in investing activities of $50.2 million in the first nine months of fiscal 2006. Cash was used in the nine months of fiscal 2007 primarily for capital expenditures of $54.7 million. Cash was used in the first nine months of fiscal 2006 to invest in short-term investments for $32.6 million and capital expenditures of $35.5 million. Additionally in fiscal 2006, we received $17.2 million related to the sale of our corporate training division. Capital expenditures in fiscal 2007 were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $70 million for fiscal 2007.

Cash flows used in financing activities in the first nine months of fiscal 2007 amounted to approximately $12.9 million compared to cash flows used in financing activities of $91.8 million for the first nine months of fiscal 2006. The decrease in cash used in financing activities in the first nine months of fiscal 2007 compared to the same period last year was due primarily to a decrease in purchases of treasury stock and a decrease in debt repayments. We funded our cash needs through cash flow provided from operations.

Update Regarding Regulatory and Accreditation Matters

As the Company has previously reported, the Company’s National Institute of Technology (“NIT”) campus in San Antonio, Texas had received a Show Cause order from ACCSCT. In a letter from ACCSCT dated March 13, 2007, the Company was informed that the show cause order was removed at the San Antonio campus.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of March 31, 2007, our only assets or liabilities subject to risks from interest rate changes are (i) mortgage debt and debt under the credit facility in the aggregate amount of $31.4 million and capital lease obligations of $15.6 million, and (ii) student notes receivable, net, in the aggregate amount of $8.4 million. Our mortgage debt, capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of March 31, 2007 was CAD $48.4 million which includes borrowings outstanding under the credit facility of CAD $35.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

On January 25, 2007, the Company held its Annual Meeting of the Stockholders in Santa Ana, California. The initiatives were (i) to elect three Class II directors to the Company’s Board of Directors for a three-year term expiring at the Annual Meeting of Stockholders in 2009; (ii) to approve the proposed amendment and restatement of the Company’s Certificate of Incorporation to increase the maximum permitted number of Directors on the Company’s Board of Directors to eleven and (iii) to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for its fiscal year ending June 30, 2007. No other business or actions were proposed at the Annual Meeting of the stockholders. A total of 73,731, 643 shares were represented, in person or by proxy, and entitled to vote at the Annual Meeting of Stockholders. Such shares represented 85.5% of the total number of shares entitled to vote at such meeting. The following reflects the tabulation of votes for each initiative placed before the stockholders of the Company;

1)	Nominees for a three year term as Class II members of the Company’s Board of Directors:

Nominee		No. of Votes
Paul R. St. Pierre	For	63,713,434

	Withheld	10,018,209

Linda Arey Skladany	For	58,315,495

	Withheld	15,416,148

Robert Lee	For	69,019,684

	Withheld	4,711,959

No other persons were nominated or received votes to be Class II Directors of the Company.

2)	To approve the Amendment and Restatement of the Company’s Certificate of Incorporation:

No. of Votes
For	70,198,049

Withheld	3,512,471

Abstain	21,123

3)	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for its fiscal year ending June 30, 2007:

No. of Votes
For	73,628,635

Withheld	26,290

Abstain	76,718

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

May 10, 2007	/s/ JACK D. MASSIMINO
Jack D. Massimino
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2007	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 10, 2007	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)