Form 10-K
period 2007-06-30
CORINTHIAN COLLEGES INC
filed 2007-08-29
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

92707

(Zip Code)

(714) 427-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	Nasdaq National Stock Market

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

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2006, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.18 billion, based upon the closing sales price of the Common Stock as reported on Nasdaq National Stock Market on such date. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes. As of August 23, 2007, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 84,596,516.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

Corinthian Colleges, Inc. (hereinafter the “Company” or “Corinthian”) is a Delaware corporation; its principal executive offices are located at 6 Hutton Centre Drive, Suite 400, Santa Ana, California 92707.

You should keep in mind the following points as you read this Report on Form 10-K:

•	the terms “we,” “us,” “our” or the “Company” refer to Corinthian Colleges, Inc. and its subsidiaries;

•	the terms “school,” “college,” “campus,” or “university” refer to a single location of any school;

•

the term “institution” means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education, which we sometimes refer to herein as the “ED”; and

•	our fiscal year ends on June 30; references to fiscal 2007, fiscal 2006 and fiscal 2005 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions “Business,” “Governmental Regulations and Financial Aid”, “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors.” These forward looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools and campuses are sold. Each of the campuses within the Sale Group is available for immediate sale in its present condition, and we expect to complete the sale of these schools in fiscal 2008. We expect to have no significant continuing involvement with the entities after they have been sold. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2007, are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Overview

Our company is one of the largest for-profit, post-secondary education companies in the United States and Canada, with more than 62,115 students enrolled as of June 30, 2007. As of June 30, 2007, we operated 93 schools in 24 states, 17 schools in the province of Ontario, Canada, and served the large and growing segment of the population seeking to acquire career-oriented education. Our schools generally enjoy long operating histories. We offer a variety of diploma programs and associate’s, bachelor’s and master’s degrees through a single operating segment (refer to Note 1 of the accompanying consolidated financial statements for more information).

Historically, we have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and adopting curricula into existing colleges. Since the Company’s formation in 1995, we have acquired 76 colleges (net of closures, discontinued operations, consolidations, and expected sales) and we have opened 34 branch campuses.

Operating Strategy

Key elements of our operating strategy include the following components:

Emphasize Student Outcomes. We believe that positive student outcomes are a critical component of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability, and high graduation and placement rates enhance a school’s reputation and the marketability of its programs, and increase referrals. We have implemented a variety of student service programs, including orientation and tutoring, academic advising, ride-sharing and referral programs, all of which are designed to improve student retention to assist our students in achieving their career goals. We utilize a curriculum development team comprised of campus representatives, corporate program directors and textbook publishers, which is assisted by the advisory board comprised of local business professionals, to help ensure that our curricula provide our students with the skills required by employers. We also maintain dedicated, career services personnel at our schools that undertake extensive placement efforts, including identifying prospective employers, helping students prepare resumes, conducting practice interviews, establishing externship programs and tracking students’ placement success on a monthly basis.

Create a Supportive Learning Environment. We view our students as customers and seek to provide a supportive learning environment where student satisfaction is achieved. We offer a flexible schedule of classes, providing our students with the opportunity to attend classes throughout the day, as well as nights and weekends. Schools operate year-round, permitting students to complete their course of study quickly. We maintain reasonable class sizes and focus the efforts of our faculty on teaching students rather than research. Personal interaction between students and faculty is encouraged and we offer several support programs, such as on-campus advising and tutoring, which are designed to help students successfully complete their courses of study. We also maintain a toll-free student hotline to address and help resolve student concerns.

Focus on Attractive Markets. We design our educational programs to benefit from favorable demographic and labor market trends. Our colleges offer both degree and diploma programs in healthcare, business, and technology related fields, allowing us to capitalize on the growth in job opportunities in these industries. Our geographic strategy is to build a strong competitive position in attractive and growing local markets where we can take advantage of operating efficiencies and benefit from favorable demographic trends.

Centralize Key Functions. In order to capitalize on the experience of our senior management team and to encourage best practices, we have established a regional management organization consisting of local school administrators, regional vice presidents of operations and admissions, and division presidents. Local and regional operations are supported by centralized functions supervised by senior management at our campus support center.

Local school administrators retain control of the day-to-day operations of their individual schools. Local school administrators are assisted by and receive oversight from regional vice presidents and division presidents and their respective support teams. The campus support center management team controls key operational functions such as accounting, information technology, student financial services management, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, real estate, and accredition and licensing which we believe enables us to achieve significant operating efficiencies. For example, our campus support center management team controls the marketing and advertising function and utilizes our information technology systems to analyze the effectiveness of our marketing efforts and to make timely and efficient decisions regarding the allocation of marketing resources to individual colleges.

Growth Strategy

Our growth strategy consists of the following components:

Enhance Growth at Existing Campuses.

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

Curriculum Expansion and Development. We develop, refine and acquire curricula based on market research and recommendations from our faculty, advisory board members and our curriculum development team. We believe considerable opportunities exist for curriculum adoption and we expect to continue to acquire and develop new curricula and selectively adopt existing curricula into both existing and new locations. In fiscal 2007, we successfully adopted 58 programs into existing U.S. schools and 14 programs into existing Canadian schools.

Facilities Enhancement and Expansion. We remodel, expand and relocate our existing colleges to ensure we have sufficient capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities. We expect to continue to systematically remodel and relocate selected colleges within their respective markets. Since 2003, 32 colleges have been relocated and an additional 107 campuses have been either remodeled or enlarged. We believe modern attractive education environments enhance our students’ learning experience. During fiscal 2007, we remodeled, relocated, or expanded 8 colleges. As of June 30, 2007, the total square footage of all our properties was approximately 4.8 million square feet.

Expand On-line Education.

Online education, or education delivered via the Internet, has become an increasingly important component of the higher education market. We offer online learning to two categories of students: those attending online classes exclusively, and those attending a blend of traditional classroom and online courses. The majority of our students participating in online learning are now registered in exclusively online programs.

We began enrolling exclusively online students through our Florida Metropolitan University (“FMU”) colleges in fiscal 2002. In the fourth quarter of fiscal 2005, we started to offer exclusively online degrees through our regionally-accredited Everest College in Phoenix, Arizona. Online degree programs are offered in business, criminal justice, accounting, higher education management, criminal investigations, applied management, homeland security, computer information science, and medical insurance billing and coding. In total, 18 accredited degrees are available exclusively online at the master’s, bachelor’s, and associate’s levels.

During fiscal 2007 we experienced a significant increase in the number of students taking our online courses. Our online learning participation increased by approximately 28% to 107,111 course registrations in fiscal 2007. As of June 30, 2007, we offered 259 online courses through 30 campuses serving approximately 8,015 exclusively online students.

Make Strategic Acquisitions.

Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 110 campuses operated as of June 30, 2007, 76 colleges have been acquired (net of closures, consolidations, or locations sold). The majority of our acquisitions occurred prior to fiscal 2005. To evaluate acquisition opportunities, we have established several criteria, such as demographics, curricula, and selected rigorous financial measurements.

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

Our diploma curricula includes the following key programs: medical assisting, medical insurance billing and coding, massage therapy, dental assisting, pharmacy technician, medical administrative assisting, automotive and diesel technology, HVAC, surgical technology, plumbing, electrical, nursing, aircraft frame and power plant maintenance technology, electronics and computer technology. Our degree curriculum includes business administration, criminal justice, medical assisting, accounting, paralegal, marketing, computer information technology, legal assisting, hospitality management, court reporting, film and video. At our FMU campuses, most associate’s degree programs also articulate into a bachelor’s degree in the same course of study. Master’s degrees are also offered at FMU in business administration and criminal justice.

Diploma programs generally have a duration of 6-24 months, depending on the course of study. Associate’s degree programs have a duration of 18-24 months, bachelor’s degree programs have a duration of 36-48 months and master’s degree programs have a duration of 21 months. As of June 30, 2007, we had approximately 63% of students enrolled in diploma programs, approximately 31% of students enrolled in associate’s programs, approximately 5% of students enrolled in bachelor’s programs and approximately 1% of students enrolled in master’s programs.

The following table reflects our schools, locations, date acquired or opened, principal curricula, institutional accrediting agency, and square footage as of June 30, 2007. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), automotive and diesel technology (AT) and other miscellaneous programs (OTH)(1).

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Ashmead College, Everett, WA	8/4/2003	HC	ACCET(4)	11,600
Ashmead College, Fife, WA	8/4/2003	HC	ACCET	17,500
Ashmead College, Seattle, WA	8/4/2003	HC	ACCET	27,000
Ashmead College, Tigard, OR	8/4/2003	HC	ACCET	20,600
Ashmead College, Vancouver, WA	8/4/2003	HC	ACCET	17,900
Bryman College, Lynnwood, WA (2)	6/2/2002	HC	ACCSCT	24,800
Everest College, Alhambra, CA	1/1/1996	HC, B	ACCSCT(6)	42,200
Everest College, Anaheim, CA	7/1/1995	HC	ACCSCT	31,900
Everest College, Arlington, VA	1/2/2002	B, CJ, HC	ACICS	23,500
Everest College, Aurora, CO	10/1/1996	HC, B, IT, CJ	ACICS	33,000
Everest College, Bremerton, WA	8/4/2003	HC	ACICS	18,900
Everest College, Burr Ridge, IL	7/2/2002	HC	ACCSCT	29,500
Everest College, Chicago, IL	6/26/2003	HC	ACCSCT	47,300
Everest College, City of Industry, CA	10/1/2000	HC, B	ACCSCT	39,300
Everest College, Colorado Springs, CO	10/1/1996	HC, B, IT, CJ	ACICS	30,500
Everest College, Dallas, TX	2/3/2003	B, CJ, HC	ACICS	45,800
Everest College, Everett, WA	8/4/2003	HC	ACICS(5)	24,200
Everest College, Fort Worth, TX	8/24/2004	B, CJ, HC	ACICS	32,800
Everest College, Gardena, CA	1/1/1996	HC	ACCSCT	22,100
Everest College, Hayward, CA	9/1/2001	HC	ACCSCT	21,200
Everest College, Los Angeles, CA	1/1/1996	HC	ACCSCT	22,500
Everest College, McLean, VA	6/2/2004	HC, B, CJ	ACICS	28,600
Everest College, Merrillville, IN	2/1/2001	HC	ABHES	33,200

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest College, Merrionette Park, IL	10/19/2005	HC	ACICS	33,800
Everest College, Mesa, AZ	11/15/2005	B, CJ, HC	NCA(7)	21,400
Everest College, Mid Cities, TX	6/9/2003	B, CJ, HC	ACICS	26,200
Everest College, N. Aurora, IL	2/1/2005	HC	ACCSCT	38,500
Everest College, Ontario Metro, CA	1/1/2001	B, CJ	ACICS	40,800
Everest College, Ontario, CA	10/1/2000	HC, B	ACCSCT	34,000
Everest College, Phoenix, AZ	6/1/2000	B, CJ, HC	NCA	35,700
Everest College, Portland, OR	10/1/1996	HC, B, IT, CJ, OTH	ACICS	35,400
Everest College, Renton, WA	7/1/1996	HC	ACCSCT	41,700
Everest College, Reseda, CA	7/1/1995	HC	ACCSCT	26,600
Everest College, Salt Lake City, UT	10/1/1996	HC, B, IT, CJ, OTH	ACICS	40,100
Everest College, San Bernardino, CA	7/1/1995	HC, B	ACICS	35,900
Everest College, San Francisco, CA	10/1/1995	HC	ACCSCT	30,600
Everest College, San Jose, CA	10/1/1995	HC	ACCSCT	18,300
Everest College, Skokie, IL	5/1/2001	HC	ACCSCT	36,000
Everest College, Springfield, MO	10/1/1996	HC, B, IT, CJ	ACICS	28,700
Everest College, St. Louis, MO	3/31/2005	HC, B	ACICS	30,000
Everest College, Tacoma, WA	8/4/2003	HC	ACICS	30,700
Everest College, Thornton, CO (3)	10/1/1996	HC, B, IT, CJ	ACICS	25,900
Everest College, Torrance, CA	1/1/2000	HC	ACCSCT	7,300
Everest College, Vancouver, WA	10/1/1996	HC, B, IT, CJ	ACICS	23,000
Everest College, West Los Angeles, CA	10/1/2000	HC, B	ACCSCT	31,300
Everest Institute, Atlanta, GA	4/1/2000	HC	ABHES(8)	30,800
Everest Institute, Austin, TX	10/2/2002	HC, OTH	ACCSCT	51,900
Everest Institute, Brighton, MA	1/1/1996	HC	ACCSCT	26,000
Everest Institute, Chelsea, MA	3/30/2004	HC	ACCSCT	30,500
Everest Institute, Chesapeake, VA	3/1/1999	HC, B, CJ	ACICS	26,900
Everest Institute, Columbus, OH	9/7/2004	HC	ACCSCT	28,300
Everest Institute, Cross Lanes, WV	7/1/1995	HC, IT	ACCSCT	26,700
Everest Institute, Dearborn, MI	3/1/2001	HC, IT	ACCSCT	32,400
Everest Institute, Dekalb, GA	5/1/2000	HC	ACCSCT	27,200
Everest Institute, Detroit, MI	12/23/2003	HC	ACCSCT	23,600
Everest Institute, Eagan, MN	6/17/2004	HC	ACCSCT	23,700
Everest Institute, Grand Rapids, MI	2/2/2001	HC	ABHES	34,700
Everest Institute, Houston (Bissonet), TX	6/30/2004	HC, IT, OTH	ACCSCT	60,500
Everest Institute, Houston (Greenspoint), TX	1/1/2000	HC	ACCSCT	27,600
Everest Institute, Houston (Hobby), TX	12/1/2001	HC	ACCSCT	26,300
Everest Institute, Jonesboro, GA	4/1/2000	HC	ABHES	35,600
Everest Institute, Kalamazoo, MI	2/1/2001	HC	ABHES	28,400
Everest Institute, Marietta, GA	4/1/2000	HC	ABHES	24,900
Everest Institute, Newport News, VA	10/1/1995	HC, B	ACICS	16,200
Everest Institute, Norcross, GA	3/31/2003	HC	ACCSCT	19,300
Everest Institute, Pittsburgh, PA	10/1/1996	HC, B, IT, CJ	ACICS	39,000
Everest Institute, Rochester, NY	10/1/1996	B, IT, CJ, HC	ACICS	43,600
Everest Institute, San Antonio, TX	7/1/1995	HC, OTH	ACCSCT	60,200
Everest Institute, Silver Spring, MD	2/8/2005	HC	ACICS	30,700
Everest Institute, South Plainfield, NJ	12/13/2005	HC	ACCSCT	35,000
Everest Institute, Southfield, MI	1/1/1996	HC, IT	ACCSCT	34,800
FMU, Brandon, FL	10/1/1996	HC, B, IT, CJ	ACICS	49,300
FMU, Jacksonville, FL	7/1/2000	HC, B, IT, CJ	ACICS	27,700
FMU, Lakeland, FL	10/1/1996	HC, B, IT, CJ	ACICS	30,400
FMU, Melbourne, FL (3)	10/1/1996	HC, B, IT, CJ, OTH	ACICS	25,800

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
FMU, Orange Park-Jacksonville, FL	3/3/2004	HC, B, CJ	ACICS	28,000
FMU, Orlando (North), FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	46,000
FMU, Orlando (South), FL	10/1/1996	HC, B, IT, CJ	ACICS	59,900
FMU, Pinellas, FL	10/1/1996	HC, B, IT, CJ	ACICS	34,600
FMU, Pompano Beach, FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	53,100
FMU, Tampa, FL (3)	10/1/1996	HC, B, IT, CJ, OTH	ACICS	39,400
Las Vegas College, Henderson, NV	10/1/1996	HC, B, IT, CJ	ACICS	31,500
National School of Technology, Ft. Lauderdale, FL	9/30/2003	HC	ABHES	34,500
National School of Technology, Hialeah, FL	4/1/2002	HC, CJ	ABHES	24,500
National School of Technology, Kendall, FL	4/1/2002	HC, CJ	ABHES	29,300
National School of Technology, N. Miami Beach, FL	4/1/2002	HC, CJ	ABHES	37,400
WyoTech, Daytona Beach, FL	8/4/2004	OTH	ACCET	92,400
WyoTech, Fremont, CA	8/7/2003	AT, OTH	ACCSCT	124,900
WyoTech, Laramie, WY	7/1/2002	AT	ACCSCT	431,400
WyoTech, Long Beach, CA	10/1/2000	AT, HC, IT, OTH	ACCSCT	92,400
WyoTech, Oakland, CA	3/18/2004	OTH	ACCSCT	53,900
WyoTech, Sacramento, CA	1/27/2004	AT	ACCSCT	248,500
WyoTech, Blairsville, PA (3)	7/1/2002	AT	ACCSCT	261,800

Campus Support Center Offices
Santa Ana, CA				127,200
Wiggins, MS				4,600
Tampa, FL				65,100
Tampa (Regional), FL				7,300
Tempe Online				37,300
Washington, DC				2,300

Total Square Footage for U.S. Properties				4,263,100

Canadian Schools and Colleges	Opened/Acquired	Principal Curricula	Square Footage
CDI, Barrie, Ontario	08/19/2003	HC, B, CJ	14,200
CDI, Brampton, Ontario	08/19/2003	HC, B, CJ, IT	15,500
CDI, Hamilton (Mountain), Ontario	08/19/2003	HC, CJ	18,500
CDI, Hamilton (City Center), Ontario	08/19/2003	B, HC, IT, CJ	7,800
CDI, Kitchener, Ontario	08/19/2003	B, HC, CJ, IT	12,600
CDI, London, Ontario	08/19/2003	HC, IT, B	12,200
CDI, Mississauga, Ontario	08/19/2003	HC, B, IT, CJ	30,400
CDI, Newmarket, Ontario	08/19/2003	HC, B, CJ, IT	14,100
CDI, North York Ontario	08/19/2003	HC, B, CJ	17,900
CDI, Ottawa (West-Nepean), Ontario	08/19/2003	HC, B, IT, CJ	17,400
CDI, Ottawa (East), Ontario	08/19/2003	HC, B, IT, CJ	32,700
CDI, Sudbury, Ontario	08/19/2003	B, HC	15,200
CDI, Toronto (East), Ontario	08/19/2003	HC, B, IT, CJ	17,500
CDI, Toronto (South) Ontario	08/19/2003	HC	29,000
CDI, Toronto (Central), Ontario	08/19/2003	B, HC, IT, CJ, OTH	25,100
CDI, Thunder Bay, Ontario	08/19/2003	HC, B, IT	10,800
CDI, Windsor, Ontario	08/19/2003	HC, B, CJ, IT	12,400
CDI Campus Support Center	08/19/2003		11,900

Total Square Footage for Canadian Properties			315,200

Total Square Footage for All Properties			4,578,300

(1)	OTH means “Other” and includes programs such as hotel and restaurant management, travel and hospitality, and video/film production, plumbing, electrical, HVAC, and other trades as well as other miscellaneous programs.

(2)	This campus is currently being taught-out.

(3)	Indicates owned properties.

(4)	Accrediting Council for Continuing Education and Training

(5)	Accrediting Council for Independent Colleges and Schools

(6)	Accrediting Commission of Career Schools and Colleges of Technology

(7)	North Central Association Higher Learning Commission

(8)	Accrediting Bureau of Health Education Sciences

Marketing and Recruitment

We employ a variety of methods to attract applicants who will benefit from our programs and achieve success in their chosen careers. The methods include a variety of direct response marketing techniques to generate leads of potential applicants for our schools. Our marketing department generated approximately 1.8 million leads in the United States and Canada in fiscal 2007, primarily through television, internet, direct mail, newspaper, and yellow pages. The effectiveness of these marketing campaigns is dependent upon timely and accurate lead tracking. To that end, we operate a call center for our U.S. campuses at our main office in California, as well as an outsourced overflow call center, and we have an outsourced call center in Canada for our Canadian operations.

The call centers are staffed by a team of operators who receive incoming calls from prospective students attracted to our programs. These trained operators enter relevant data on each prospect into our management information system during the call and then transfer the prospective student to the appropriate school.

Our marketing agencies have access to our management information database and are provided with real time information on the effectiveness of individual campaigns. This allows them to identify leads generated by specific commercials and spot times. The agencies consult with our marketing department to adjust schedules for advertisements depending on our needs and the effectiveness of the particular advertisements. Since more than 55% of our marketing budget is spent on television and newspaper advertisements, the availability of timely and accurate lead information is critical to the leads generation process. For the year ended June 30, 2007, approximately 26% of our new student enrollments were generated through television, newspaper and yellow pages marketing, 32% were generated from the Internet, 28% were generated through referrals, 4% were generated through direct mail, and 10% were generated through a variety of other methods.

National Branding

We are in the process of consolidating multiple brand names to increase our company’s overall visbility and gain the marketing efficiencies associated with national advertising. By the third quarter of fiscal 2008, we expect all of our schools to operate under one of two national brands, Everest or WyoTech. The Everest brand was recently developed by the Company, and WyoTech is a well-established brand in automotive training. As of June 30, 2007, 65 out of 110 schools were operating under the new Everest brand, and 7 schools were operating under the WyoTech brand. As a result of brand consolidation, in the fourth quarter of fiscal 2007 we recognized an impairment charge of $4.5 million for trade names that will no longer be in use.

Admissions

As of June 30, 2007, we employed approximately 1,120 admissions representatives who work directly with prospective students to facilitate the admissions process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct quarterly student satisfaction surveys at our campuses in the United States in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to train our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs, and conduct student surveys which help us ensure compliance with both government regulations and our corporate policies.

One of our objectives in the admissions process is to identify students who have the ability to succeed in our schools. The majority of prospective students must pass a standardized admissions test. Most of our colleges in the United States accept non-high school graduates who can demonstrate an ability to benefit (“ATB students”) from the program by passing certain tests which are required by the ED. We believe that ATB students can successfully complete many of our diploma programs and our colleges have demonstrated success in graduating and placing these students over the years. As of June 30, 2007, ATB students accounted for approximately 15.7% of total enrollments in our U.S. schools.

Placement

Graduate placement outcomes are critical to our colleges’ reputations and their ability to continue to successfully recruit new students. We maintain a career services department at each college and, as of June 30, 2007, employed approximately 300 individuals in this capacity. We require our career services personnel to work with students from the time they begin their courses of study until they are successfully placed in jobs for which they are trained. Our career services departments assist students with resumes, help them develop a professional demeanor, conduct practice interview sessions, and identify prospective employers for the colleges’ graduates. Overall, we believe the efforts we devote to place our graduates have achieved excellent results.

Our colleges endeavor to obtain information regarding their students’ employment following graduation. The reliability of that information depends, to a large extent, on the completeness and accuracy of the data provided to our colleges by graduates and their employers. Additionally, a dedicated team at the campus support center conducts a verification process to check the accuracy of the placement information gathered by our campuses. Based on information received from these groups of people, we believe that approximately 84.0% of our graduates in calendar year 2006 who were available for placement have been placed in a job for which they were trained as calculated based on accrediting agency standards. The various accrediting agencies evaluate placement rates by individual institution and program, and have different requirements regarding which students are considered “available for placement.” In defining the graduate cohort group for the purpose of calculating placement rates, certain accrediting agencies may exclude, for example, graduates who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the U.S. after graduation. Where applicable, we have also excluded those graduates in our calculation of students available for placement and the graduate placement rate.

Tuition

Typical tuition rates for our diploma programs in the U.S. and Canada range from $3,000 to $34,600, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $235 to $367 per undergraduate credit hour, depending upon the program of study. Tuition for graduate programs ranges from $438 to $498 per credit hour. On average, an undergraduate degree candidate can expect tuition of approximately $9,200 per academic year, while a master’s degree candidate can expect tuition of approximately $11,200 per academic year. In addition to tuition, students may be required to purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges.

If a student fails to complete the period of enrollment (such as a quarter, semester, academic year, or program), the institution may be required to refund tuition previously collected to the originating or disbursing agency or to the student directly, depending on the source of the funds. Refunds are calculated in accordance with the applicable federal, state, provincial or institutional refund policies.

Campus Administration

We establish policies at our campus support center office, implement these policies, and monitor the performance of our schools through the coordination of the president and chief operating officer, the division presidents, our regional vice presidents of operations, the regional vice presidents of admissions, and their respective support staffs and through our internal audit department. The college presidents have the responsibility for the day-to-day operation of the schools. Each U.S. college generally employs the following management personnel which report to the college president:

•	an academic dean or education director;

•	an admissions director;

•	a career services director;

•	a finance director, and

•	a business manager (where total students enrolled justify this level of support).

Our schools in Canada are typically smaller and thus employ a smaller management team. As each school’s enrollment grows, additional management may be added.

Campus support center personnel manage several key functions, including accounting, information technology, student financial services, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, real estate, and accreditation and licensing. Among the principal oversight functions performed by campus support center personnel (in cooperation with our division, region and college management) are the annual operating budget, strategic planning and forecasting processes. These processes establish goals for each college, assist in implementing strategies and establish performance expectations and corresponding incentives. Our senior management team monitors operating performance and profitability of each college and has established periodic communication with the college presidents to review key performance indicators such as lead flow, starts, student population, and other operating results to determine the proper course of action.

Competition

The post-secondary education market in the United States, consisting of approximately 6,900 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by our colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 2,800 private, for-profit colleges and schools. The post-secondary education market in Canada is also highly fragmented. Typically, the tuition charged by public institutions is less than tuition we charge for comparable programs because public institutions receive state subsidies, donations and government research and other grants that are not available to our colleges. However, tuition at other private non-profit institutions is often higher than the tuition charged at our colleges.

We compete in most markets with other private, for-profit institutions offering similar programs. We believe our supportive learning environment, smaller class sizes, large national scale, and our faculty, our facilities, and our emphasis on student services and placement allows us to compete effectively. In addition, many of our colleges have been operating in their markets for many years, which has led to a substantial number of graduates who are working in the community and validate the quality of the colleges’ programs.

Facilities

Our campus support center office is located in Santa Ana, California and our 110 campuses as of June 30, 2007, are located in 24 states and in the province of Ontario, Canada. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity at our facilities and the expected future facilities capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2003 through fiscal 2007, approximately 24% of the campuses have been relocated and an additional 88% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended:

	2007	2006	2005	2004	2003
Opened
Acquired	0	0	1	72	4
Branched	0	3	5	10	6
Closed, combined, sold, or held for sale	2	17	12	21	0
Campuses at year end	110	112	126	132	71
Relocated	2	6	10	5	3
Enlarged or remodeled	6	12	32	30	17

All but four of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

Management and Employees

Our company is led by Jack D. Massimino, Chief Executive Officer, and Peter C. Waller, President and Chief Operating Officer. They are assisted by the other executive officers of the Company: Kenneth S. Ord, Beth A. Wilson, William B. Buchanan, Mark L. Pelesh, Stan A. Mortensen and Robert C. Owen. In addition to the executive officers, our management team includes other vice presidents and senior vice presidents who provide supervision of various functional areas and the presidents of our operating divisions. As of June 30, 2007, we had approximately 8,950 employees in the U.S. and Canada, of whom approximately 3,100 were part-time and approximately 525 were employed at or assigned to our campus support center and regional offices.

Faculty

The faculty members at our colleges are industry professionals and hold appropriate credentials in their respective disciplines. We choose faculty who possess the requisite academic and experiential qualifications and who we believe will be successful in working with our students and encourage them to pursue professional development activities to enhance their functional and classroom skills. We believe the skill and dedication of our faculty is critical to the academic and professional success of our students. As of June 30, 2007, we employed 3,674 faculty in the United States and Canada, 1,114 of whom were full-time employees. Faculty represents approximately 41% of our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of August 23, 2007, as well as other “significant employees” of the Company as defined under Item 401(c) of Regulation S-K:

Names	Ages	Positions
Jack D. Massimino	58	Chief Executive Officer
Peter C. Waller	53	President and Chief Operating Officer
Kenneth S. Ord	61	Executive Vice President and Chief Financial Officer

Name	Age	Position
Beth A. Wilson	55	Executive Vice President, Operations
William B. Buchanan	41	Executive Vice President, Marketing
Mark L. Pelesh	53	Executive Vice President, Legislative and Regulatory Affairs
Stan A. Mortensen	40	Senior Vice President, General Counsel and Corporate Secretary
Robert C. Owen	46	Senior Vice President and Chief Accounting Officer
Janis Y. Schoonmaker	51	President and Chief Operating Officer, FMU Division
William P. Murtagh, Jr.	54	President and Chief Operating Officer, CSI Division
David A. Poldoian	54	President and Chief Operating Officer, Online Learning Division
Frank Stryjewski	50	President and Chief Operating Officer, WyoTech Division

Jack D. Massimino, became our Chief Executive Officer in November 2004. He was previously a member of the Board of Directors and a member of the Audit and Compensation Committees of the Board. Prior to joining our company, Mr. Massimino was retired and managed his personal investment portfolio. Previously, he was President and Chief Executive Officer of Talbert Medical Management Corporation, a publicly traded physician practice management company from 1995 through late 1997. Prior to his association with Talbert, Mr. Massimino was Executive Vice President and Chief Operations Officer of FHP International Corporation, a multi-state, publicly-traded HMO, with revenues of approximately $4 billion at the time of his service. He also served in other executive positions after joining FHP in 1988, including Senior Vice President and Vice President, Corporate Development. Prior to such time, Mr. Massimino held other executive positions in the healthcare field starting in the mid-1970’s. He received a Bachelor of Arts in Psychology from California Western University and earned a Master’s Degree in Management from the American Graduate School for International Management.

Peter C. Waller, became our President and Chief Operating Officer in February 2006. Mr. Waller has a 30-year career that includes expertise in marketing, operations and finance. Prior to joining the Company, he served as CEO and then as Executive Partner at ThreeSixty Sourcing, Inc. from 2001 to 2006. Previously he was President of Taco Bell from 1997 to 2000. He first joined Taco Bell in 1996. Prior to his experience at Taco Bell, Mr. Waller spent six years at Kentucky Fried Chicken of PepsiCo where he went from Managing Director for Western Europe, to Marketing Director for the South Pacific based in Sydney, Australia, and finally, to Chief Marketing Officer for KFC in the United States. He began his marketing career in 1975 at Procter and Gamble, United Kingdom, serving as a brand manager in the personal care products category and was later recruited to Gillette in 1981. Mr. Waller holds a Master of Arts degree in Modern History from St. Catherine’s College of Oxford University.

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

Beth A. Wilson has been employed by us since our inception in July 1995. She was promoted to Executive Vice President in July 2001 and oversees all operational support for accreditation and licensure, curriculum development and quality control, career services, student financial services, human resources, real estate, facilities and purchasing. Previously, Ms. Wilson was Vice President of Operations from June 1998 to June 2001. Ms. Wilson was Regional Operations Director for Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by NECI from 1991 to 1995, initially as Executive Director of its Capital Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Additionally, between 1999 and 2003 Ms. Wilson served as a Commissioner for ACCSCT. Ms. Wilson earned a Master’s of Business Administration from National University and a Bachelor of Arts degree from California State College, Sonoma.

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

Stan A. Mortensen has served as our Senior Vice President, General Counsel and Corporate Secretary since August 2002. Prior to his appointment as Senior Vice President, Mr. Mortensen served as Vice President, General Counsel and Corporate Secretary starting in January 2000. Prior to that time, Mr. Mortensen was an attorney at the law firm of O’Melveny & Myers LLP from March 1997 through December 1999, where his practice focused on securities law, corporate finance, mergers and acquisitions, and general corporate matters. From August 1994 through February 1997, Mr. Mortensen was an attorney at the law firm of Robins, Kaplan, Miller & Ciresi, where his practice focused on commercial litigation. Mr. Mortensen received a Juris Doctorate and a Bachelor of Arts in Political Science from Brigham Young University.

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

William P. Murtagh, Jr. was named President and Chief Operating Officer of the CSI division in April 2005, and served as President of the CDI division from November 2003 to April 2005. Prior to joining our company, Mr. Murtagh was President of International Education Corporation, based in Irvine, California, from 2001 to 2003. Earlier, Mr. Murtagh was a minority owner, President and Chief Executive Officer of Professional Training Programs located in Denver, Colorado, and upon the sale of that company to Quest Education Corp. in 2000, he became the Director of Operations-Southwest for Quest. Mr. Murtagh holds a Bachelor of Arts in Political Science from Fairfield University.

David A. Poldoian joined the Company in November 2004, as President and Chief Operating Officer of the Online Learning division. Prior to that, Mr. Poldoian spent nine years with the Anheuser-Busch Companies beginning in 1995, initially serving as President of its Eagle Snacks, Inc. division and later reporting directly to the Chairman and Chief Executive Officer. Mr. Poldoian was Vice President and Partner with Bain & Company, a strategic consulting firm, from 1986 to 1995. Mr. Poldoian completed a Bachelor of Arts degree at Tufts University, and earned a Master of Business Administration from Harvard Business School.

Frank Stryjewski joined the Company in February 2007, as President and Chief Operating Officer of the WyoTech division. Prior to joining our Company, Mr. Stryjewski served as Senior Vice President of Operations for Loews Cineplex Entertainment Corporation from 2005 to 2006. Mr. Stryjewski was Senior Vice President of Strategic Development and Marketing for American Multi-Cinema between 2002 to 2005 and was the President and Chief Operating Officer of General Cinema Theatres from 1999 to 2002. Mr. Stryjewski earned a Bachelor of Arts degree in Communications from Fordham University and a Master of Business Administration degree from Rockhurst University.

GOVERNMENTAL REGULATIONS AND FINANCIAL AID

U.S. Regulations

Students attending our schools in the U.S. finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) federal financial aid programs and loans from the Company or third parties.

We estimate that during fiscal 2007 approximately 76.8% of our students in the U.S. received some federal Title IV financial aid. For fiscal 2007, approximately 75.2% of our revenues (on a cash basis) were derived from federal Title IV programs (as defined herein).

If any of our institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students in the U.S. obtain access to federal student financial aid through a ED-prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs is to the students, who then apply those funds to the cost of their education. The receipt of funds from federal financial aid programs reduces the students’ amount due to the institution, but does not affect the Company’s revenue recognition.

In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the “HEA”), and the regulations issued thereunder by the ED, subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA (the “Title IV Programs”). Under the HEA, regulatory authority is divided among each of the following components: (i) the federal government, which acts through the ED; (ii) the accrediting agencies recognized by the ED; and (iii) state higher education regulatory bodies. Among other things, the HEA and ED regulations require each of our U.S. institutions to: (i) maintain a rate of default by its students on federally guaranteed loans that are below a specified rate; (ii) limit the proportion of its revenue (on a cash basis) derived from the Title IV Programs; (iii) comply with certain financial responsibility and administrative capability standards; (iv) prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or the award of financial aid; and (v) achieve prescribed completion and placement outcomes for short-term programs. The regulations, standards and policies of the regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations or standards could have material consequences for our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV Programs and costs of doing business.

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

Rather, the ED regulations require that we maintain a rate of default by our former students on federally guaranteed, or funded student loans, that is below a specified rate, and pertain solely to our eligibility to participate in federal student financial aid programs. If an institution fails to maintain a Cohort Default Rate of 25% or less for three consecutive years, the institution could lose eligibility to participate in federal financial aid programs, and its students would lose access to the federally guaranteed student loan programs.

The ED regulations define an institution as a main campus and its additional locations, if any. As defined by the ED, our main campuses that have additional locations in the U.S. are as follows:

Main Campus(1)	Additional Locations

Ashmead College, Seattle, WA	Ashmead College, Fife, WA Ashmead College, Vancouver, WA Ashmead College, Everett, WA Ashmead College, Tigard, OR

Everest College, Alhambra, CA	Everest Institute, Chelsea, MA

Everest College, Bremerton, WA	Everest College, Everett, WA Everest College, Tacoma, WA Everest College, St. Louis, MO

Everest College, Brighton, MA	Everest College, North Aurora, IL

Everest College, Colorado Springs, CO	Everest College, McLean, VA

Everest College, Gardena, CA	Everest Institute, Norcross, GA

Everest College, Ontario, CA	Everest Institute, Columbus, Ohio

Everest College, Phoenix, AZ	Everest College, Mesa, AZ

Everest College, Portland, OR	Everest College, Vancouver, WA Everest College, Dallas, TX Everest Institute, Silver Springs, MD

Everest College, Renton, WA	Everest College, Lynnwood, WA Everest Institute, Houston (Bissonnet), TX

Everest College, Salt Lake City, UT	Everest College, Fort Worth, TX

Everest College, San Francisco, CA	Everest College, Chicago, IL

Everest College, Skokie, IL	Everest College, Burr Ridge, IL

Everest College, Springfield, MO	Everest College, Ontario Metro, CA

Everest College, Thornton, CO	Everest College, Aurora, CO Everest College, Arlington, VA

Everest Institute, Atlanta, GA	Everest Institute, Jonesboro, GA Everest Institute, Marietta, GA

Everest Institute, Cross Lanes, WV	Everest Institute, Dekalb, GA Everest Institute, Eagan, MN

Everest Institute, Grand Rapids, MI	Everest Institute, Kalamazoo, MI Everest College, Merrillville, IN

Everest Institute, Newport News, VA	Everest Institute, Chesapeake, VA

Everest Institute, Rochester, NY	Everest College, Mid-Cities, TX

Everest Institute, San Antonio, TX	Everest Institute, Houston (Greenspoint), TX Everest Institute, Houston (Hobby), TX

Everest Institute, Southfield, MI	Everest Institute, South Plainfield, NJ Everest Institute, Dearborn, MI Everest Institute, Detroit, MI Everest Institute, Austin, TX

FMU, Orlando (North), FL	FMU, Melbourne, FL FMU, Orlando (South), FL

FMU, Pinellas, FL	FMU, Lakeland, FL FMU, Jacksonville, FL

FMU, Pompano Beach, FL	Everest College, Merrionette Park, IL

FMU, Tampa, FL	FMU, Brandon, FL FMU, Orange Park, FL

NST, Kendall, FL	NST, Ft. Lauderdale, FL

NST, North Miami Beach, FL	NST, Hialeah, FL

WyoTech, Fremont, CA	WyoTech, Oakland, CA

WyoTech, Laramie, WY	WyoTech, Blairsville, PA WyoTech, Sacramento, CA

WyoTech, Long Beach, CA	Everest College, City of Industry, CA Everest College, West Los Angeles, CA

(1)	The above list includes only those main campuses which have one or more branch locations.

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

Pursuant to provisions of the HEA, the ED relies on accrediting agencies to determine whether an institution and its educational programs are of sufficient quality to permit it to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions and requires accrediting agencies to submit to a periodic review by the ED as a condition of their continued recognition. All of our colleges located within the U.S. are accredited by an accrediting agency recognized by the ED as depicted in the table below:

Accrediting Agency	Number of Schools Accredited	% of Total Schools
Accrediting Commission of Career Schools and Colleges of Technology	40	43%
Accrediting Council for Independent Colleges and Schools	35	38%
Accrediting Bureau of Health Education Sciences	10	11%
Accrediting Council for Continuing Education and Training	6	6%
Higher Learning Commission of North Central Association of Schools and Colleges	2	2%

Total U.S. Schools	93	100%

The HEA requires accrediting agencies recognized by the ED to review many aspects of an institution’s operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEA, recognized accrediting agencies must conduct regular reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing a change of ownership must be reviewed by the appropriate accrediting agency. All of our colleges in the U.S. have been visited and reviewed by their respective accrediting agencies subsequent to the date of acquisition by us. Accrediting agencies also monitor institutions’ compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also require the institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, typically completion or graduate placement outcomes. This is commonly referred to as being on “reporting” status. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. Being on probation, show cause, or reporting status may cause an accreditor to deny an institution permission, or otherwise delay approval, to open and commence instruction at new locations or to add new programs.

Probation and Show Cause Orders. Probation or a show cause order is issued based upon an accrediting agency’s concerns that an accredited institution may be out of compliance with one or more accrediting standards. It affords the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution.

In a letter from ACCSCT dated June 8, 2007, the Company was informed of a Probation action regarding our Everest College campus in San Francisco, CA. In another letter from ACCSCT dated June 8, 2007, the Company was informed of a Probation action regarding our Everest Institute campus in Houston, Texas. In a letter from ABHES dated July 26, 2007, the Company was informed of a Show Cause action regarding our NST campuses in Miami and Hialeah, Florida. With respect to the schools identified above which have been placed on Probation or received Show Cause orders, each of these locations represented less than 1.6% of our campuses fiscal 2007 operating profit (before corporate overhead allocation) individually, and less than 2.9% in aggregate.

Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by one or more of these schools to satisfactorily resolve the show cause or probation orders could have a material adverse effect on our business, results of operation and financial condition.

Supplemental Reports. As of June 30, 2007, twenty of our colleges were placed on reporting to their respective accrediting agencies, primarily with respect to the completion, retention, and/or placement rates of their students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

Federal Support for Post-Secondary Education in the U.S.

While many states support their public colleges and universities through direct state subsidies, the federal government provides a substantial part of its support for post-secondary education through grants and loans to students who can apply the funds received to pay for their educational costs at any institution certified by the ED as eligible to participate in the federally funded student financial aid programs. Since 1972, Congress has expanded the scope of the HEA by, among other things, (i) providing that students attending proprietary institutions, such as our institutions, are eligible for assistance under the Title IV Programs, (ii) establishing a program for loans to parents of eligible students, (iii) opening the Title IV Programs to part-time students, and (iv) increasing maximum loan limits and in some cases eliminating the requirement that students demonstrate financial need to obtain federally guaranteed loans. The Federal Direct Loan Program (“FDL”) was also enacted, enabling students to obtain loans directly from the federal government rather than from commercial lenders.

Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 1998. Consequently, Congress has been considering the reauthorization of the HEA. Although it is unclear at this time when reauthorization will be concluded and all of the changes Congress may make to the HEA as a result of reauthorization, we believe that upon completion of reauthorization, our institutions and students will continue to have access to Title IV funds. The changes made by Congress to date have expanded the access of our students and institutions to Title IV funds by increasing loan limits for first and second year students and lifting restrictions on on-line education programs and students. However, if other substantial changes are made to HEA that adversely affected the terms and conditions of our schools’ participation in the Title IV programs as a result of reauthorization, it could have a material adverse impact on our operating results and cash flows.

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

Pell. Pell grants are the primary component of the Title IV Programs under which the ED makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 2006-2007 award year, Pell grants ranged from $400 to $4,050 per year. Effective July 1, 2007, the maximum Pell increased to $4,310. Amounts received by students enrolled in our institutions in the 2006-2007 award year under the Pell program equaled approximately 19.4% of our net revenue (on a cash basis).

FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2006-2007 award year, our contribution was met by approximately $2.0 million in funds from our institutions, funds from state scholarships and grants, and funds from foundations and other charitable organizations. Amounts received by students in our institutions under the federal share (including the FSEOG match) of the FSEOG programs in the 2006-2007 award year equaled approximately 1.0% of our net revenue (on a cash basis).

FFEL and FDL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the William D. Ford Federal Direct Loan (“FDL”) program, students may obtain loans directly from the ED rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. None of our schools participate in the FDL program. Under the Stafford loan program, a student may borrow up to $3,500 for the first academic year, $4,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in our institutions under the Stafford program in the 2006-2007 award year equaled approximately 47.8% of our net revenue (on a cash basis). PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Amounts received by students in our institutions under the PLUS program in the 2006-2007 award year equaled approximately 7.0% of our net revenue (on a cash basis).

Our schools and their students use a wide variety of lenders and guaranty agencies and have generally not experienced difficulties in identifying lenders and guaranty agencies willing to make federal student loans. However, Congress is considering changes to the terms and conditions under which lenders participate in the Title IV loan programs and make alternative private loans. If such changes were to have a material adverse effect on lenders, they could affect the availability of loans to our students to finance their education and their ability to pay our tuition and fees.

Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each award year, with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate a financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the ED. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2006-2007 award year, we collected approximately $4.7 million from our former students in repayment of Perkins loans. In the 2006-2007 award year, we had no required matching contribution. The Perkins loans disbursed to students in our institutions in the 2006-2007 award year equaled approximately 0.4% of our net revenue (on a cash basis).

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

Federal Oversight of the Title IV Programs in the U.S.

The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led the U.S. Congress to require the ED to engage in a substantial level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to the ED both an audit by an independent accounting firm of that institution’s compliance with the Title IV Program requirements, and audited financial statements. The ED also conducts compliance reviews, which include on-site evaluations, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the ED conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions’ compliance with Title IV Program requirements. As a result, each participating institution, including each of our U.S. institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs. In addition, the ED periodically revises its regulations and changes its interpretation of existing laws and regulations.

Cohort Default Rates. A significant requirement imposed by Congress is a limitation on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an “excessive” rate (“Cohort Default Rates”). Many institutions, including all of our institutions within the U.S., have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their federally guaranteed loans in a timely manner. An institution’s Cohort Default Rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution that participates in both the FFEL and FDL programs receives a single “weighted average” Cohort Default Rate in place of an FFEL or FDL Cohort Default Rate. Any institution whose Cohort Default Rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be found by the ED to lack administrative capability, and on that basis, placed on provisional certification status for up to three years. Provisional certification status does not limit an institution’s access to Title IV Program funds but does subject that institution to closer review by the ED and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Any institution whose Cohort Default Rates equal or exceed 25% for three consecutive years may lose eligibility to participate in the FFEL or FDL programs for the remainder of the federal fiscal year in which the ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose Cohort Default Rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. The HEA also provides that institutions which become ineligible to participate in the Title IV Programs because of Cohort Default Rates in excess of the applicable levels would also become ineligible to participate in the Pell grant program. Since the calculation of Cohort Default Rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or servicers), as well as the ED, the HEA provides a formal process for the review and appeal of the accuracy of Cohort Default Rates before the ED takes any action against an institution based on such rates.

We proactively manage our students’ repayment obligations and have engaged a professional default management firm to assist us in managing the Cohort Default Rates at our U.S. institutions. We believe that professional default management services can continue to assist us in managing these Cohort Default Rates.

The following table sets forth the draft Cohort Default Rates for our institutions in the U.S. for federal fiscal year 2005 and the final rates for 2004 and 2003:

Institution	2005(2)	2004	2003
Ashmead College, Seattle, WA (Fife, Vancouver, and Everett, WA, and Tigard, OR) (1)	5.20%	5.30%	4.70%
Everest College, Alhambra, CA (Everest Institute, Chelsea, MA) (1)	10.40%	11.80%	10.50%
Everest College, Anaheim, CA	7.90%	8.50%	7.00%
Everest College, Colorado Springs, CO (McLean, VA) (1)	11.40%	8.60%	6.80%
Everest College, Gardena, CA (Everest Institute, Norcross, GA) (1)	10.70%	10.20%	6.40%
Everest College, Hayward, CA (combined with former New Orleans, LA Campus) (1)	8.40%	8.90%	6.30%
Everest College, Los Angeles, CA	17.60%	5.30%	8.40%
Everest College, Ontario, CA (Columbus, OH)	12.50%	6.70%	7.30%
Everest College, Phoenix, AZ (Mesa, AZ)	13.30%	9.50%	15.60%
Everest College, Port Orchard, WA (Everett, and Tacoma, WA) (St. Louis, MO) (1)	9.70%	9.00%	11.30%
Everest College, Portland, OR (Vancouver, WA, Dallas, TX, and Silver Spring, MD) (1)	14.90%	13.50%	9.60%
Everest College, Renton, WA (Bryman College, Lynnwood, WA; Everest Institute, Bissonet, TX) (1)	6.60%	7.50%	6.40%
Everest College, Reseda, CA	10.00%	8.40%	7.20%
Everest College, Salt Lake City, UT (Fort Worth, TX)	15.50%	16.40%	13.10%
Everest College, San Bernardino, CA	14.20%	13.00%	10.50%
Everest College, San Francisco, CA (Chicago, IL) (1)	11.40%	9.40%	9.50%
Everest College, San Jose, CA	10.60%	12.50%	11.40%
Everest College, Skokie, IL (Burr Ridge, IL) (1)	8.40%	9.40%	8.10%
Everest College, Springfield, MO (Ontario Metro, CA) (1)	14.90%	12.60%	10.60%
Everest College, Thornton, CO (Aurora, CO, and Arlington, VA) (1)	14.50%	14.30%	10.10%
Everest College, Torrance, CA	6.10%	8.60%	12.40%
Everest Institute, Atlanta, GA (Jonesboro and Marietta, GA) (1)	16.00%	13.00%	10.20%
Everest Institute, Brighton, MA (N. Aurora, IL)	12.70%	9.20%	7.50%
Everest Institute, Cross Lanes, WV (Dekalb, GA and Eagan, MN) (1)	14.10%	15.40%	10.00%
Everest Institute, Grand Rapids, MI, (Kalamazoo, MI, and Everest College, Merrillville, IN) (1)	8.70%	8.30%	6.40%
Everest Institute, Newport News, VA (Chesapeake, VA) (1)	13.70%	14.10%	7.80%
Everest Institute, Pittsburgh, PA	15.20%	11.70%	13.20%
Everest Institute, Rochester, NY (Everest College, Mid Cities, TX) (1)	16.60%	13.20%	9.40%
Everest Institute, San Antonio, TX (Greenspoint, and Hobby, TX) (1)	7.80%	17.50%	14.90%
Everest Institute, Southfield, MI (Dearborn and Detroit, MI, Austin, TX, and South Plainfield, NJ) (1)	15.10%	14.50%	4.90%
FMU, Orlando (North), FL (Orlando South, and Melbourne, FL) (1)	8.30%	12.40%	9.00%
FMU, Pinellas, FL (Lakeland and Jacksonville, FL) (1)	10.00%	11.40%	10.60%
FMU, Pompano Beach, FL (Merrionette Park, IL)	3.20%	10.00%	7.70%

FMU, Tampa, FL (Brandon and Orange Park, FL) (1)	11.30%	13.30%	9.20%
Las Vegas College, Henderson, NV (1)	13.40%	16.30%	13.60%
National School of Technology, Kendall, FL (Ft. Lauderdale, FL) (1)	4.00%	11.80%	12.50%
National School of Technology, North Miami Beach, FL (Hialeah, FL) (1)	4.60%	12.90%	9.00%
WyoTech, Daytona Beach, FL	8.40%	14.30%	8.00%
WyoTech, Fremont, CA (Oakland, CA) (1)	11.80%	14.20%	14.00%
WyoTech, Laramie, WY (Sacramento, CA and Blairsville, PA) (1)	2.50%	3.70%	4.00%
WyoTech, Long Beach, CA (Everest College, West Los Angeles and City of Industry, CA) (1)	16.60%	13.60%	12.50%
Consolidated Average Cohort Default Rate	10.60%	11.60%	9.30%

(1)	Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.

(2)	Rates are based on the draft Cohort Default Rates issued on February 12, 2007, and are subject to change when final rates are published.

In addition, if an institution’s Cohort Default Rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Eleven of our institutions have Perkins program Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 2005 federal award year, the most recent year for which such rates have been calculated. During fiscal 2005, Perkins loans amounted to a very small percentage of the total cash revenues of the corporation but were still a useful funding source for those schools that participate and make use of those funds. The Perkins program Cohort Default Rates for these institutions generally range from less than 10% to the mid-twenties. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

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

Regulatory Oversight. The HEA provides for a three-part initiative, generally referred to as the Triad, to provide regulatory oversight of post-secondary education institutions. The first part of the Triad consists of accrediting agencies which review and accredit our campuses. Their examinations pertain to such areas as student achievement, curriculum, faculty, facilities, equipment, admissions, financial responsibility and timeliness of student refunds. The Triad provisions also require each accrediting agency recognized by the ED to undergo comprehensive periodic reviews by the ED to ascertain whether such accrediting agency is adhering to required standards.

The second part of the Triad involves the standards to be applied by the ED in evaluating the financial responsibility and administrative capability of institutions participating in the Title IV Programs. In addition, the Triad mandates that the ED periodically review the eligibility and certification to participate in the Title IV Programs of every such eligible institution. By law, all institutions are required to undergo a recertification review at least every six years, although the ED may recertify an institution for a shorter time period. Under these standards, each of our institutions is evaluated by the ED on a routine basis. A denial of recertification would preclude an institution from continuing to participate in the Title IV Programs.

The third part of the Triad involves approvals by state education agencies with jurisdiction over educational institutions. State requirements are important to an institution’s eligibility to participate in the Title IV Programs since an institution must be licensed or otherwise authorized to operate in the state in which it offers education in order to be certified as eligible. The level of regulatory oversight varies substantially from state to state. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states, to award degrees or diplomas, or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the ED. We believe that each of our campuses is in substantial compliance with state authorizing and licensure laws.

Compliance with Regulatory Standards and Effect of Regulatory Violations. Our schools are subject to audits and program compliance reviews by various external agencies, including the ED, state authorizing agencies, student loan guaranty agencies and accrediting agencies. The HEA and its implementing regulations also require that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm. The resulting audit report must be submitted to the ED for review. If the ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that institution could be required to repay such funds, and could be assessed an administrative fine. The ED could also subject the institution to a heightened level of monitoring, under which the institution’s federal funding requests would be more carefully reviewed by the ED, or the ED could transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which an institution must document the students’ eligibility for Title IV Program funds before receiving such funds from the ED. Violations of Title IV Program requirements could also subject us or our schools to other civil and criminal penalties.

From time to time, certain of our institutions have also been the subject of program reviews by the ED. Program reviews are often unresolved for several months or years with little or no communication from the ED. We do not believe that any of our currently pending program reviews with the ED is reasonably likely to have a material adverse effect on the Company. However, if the ED were to make significant findings of non-compliance by any of our schools in any ongoing or future program review, it could have a material adverse effect on our business, results of operations or financial condition.

Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by the ED to limit, suspend, or terminate the participation of the affected institution in the Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no proceeding pending to fine any of our institutions or to limit, suspend, or terminate any of our institutions’ participation in the Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Any such action that substantially limited our schools’ participation in the Title IV Programs could have a material adverse effect on our business, results of operations and cash flows, and financial condition.

Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the ED’s recertification process and also annually as each institution submits its audited financial statements to the ED. As part of the evaluation of an institution’s financial responsibility, the ED calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio, and a net income ratio. Each ratio is scored separately and then combined to determine the institution’s financial responsibility. If an institution’s composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but within a designated threshold level (the “Zone,” which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of the ED. If an institution’s composite score falls below the minimum threshold level of 1.0 or is in the Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of the ED.

For fiscal 2007, our calculations reflect that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. For purposes of performing such calculations on an individual school basis, the Company makes certain allocations of corporate cash to the individual campuses. Also, our Company, on a consolidated basis, meets the requirements with the composite score of 1.7.

An institution that is determined by the ED not to have met the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to the ED that it is financially responsible on an alternative basis. An institution may do so by posting a surety either in an amount equal to 50% (or greater, as the ED may require) of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as the ED may require) of such prior year’s funds if the institution also agrees to provisional certification and to transfer to the reimbursement or cash monitoring system of payment for its Title IV Program funds. The ED has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the ED.

Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution that has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, we currently have outstanding letters of credit in the aggregate amount of approximately $2.7 million because of late refunds at 8 of our institutions. There can be no assurance that, upon review by the ED, we will not be required to post additional letters of credit in favor of the ED on behalf of the affected colleges.

Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control, including all of the institutions that we have acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the ED and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution’s access to Title IV Program funds. Institutions can also be placed on provisional certification primarily as a result of late refunds, financial aid audit findings and other miscellaneous matters. As of June 30, 2007, two of our acquired institutions are on provisional certification due to their change in ownership, and 15 institutions are on provisional certification for other reasons.

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

Generally, if an institution is eligible to participate in the Title IV Programs and adds an educational program after it has been designated as an eligible institution, the institution must apply to the ED to have the additional program designated as eligible. However, an institution is not obligated to obtain ED approval of an additional program that leads to an associate’s, bachelor’s or master’s degree or which prepares students for gainful employment in the same or related recognized occupation through an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Further, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that at least 70% of all students who enroll in such programs complete them within a prescribed time and at least 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of our colleges offer such short-term programs in compliance with ED regulations. Students enrolled in such programs represent a small percentage of the total enrollment at our colleges. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs without the ED’s express approval, the institution would likely be required to repay the Title IV Program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our campuses also have requirements that may, in certain instances, limit our ability to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the “ability to benefit” from the program of study. Eighty-eight of our colleges admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student’s achievement of a minimum score on a test approved by the ED and independently administered in accordance with ED regulations. In addition to the testing requirements, the ED regulations prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution. None of our colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2007, ATB students represented approximately 15.7% of our total student population.

The “90/10 Rule” Under a provision of the HEA commonly referred to as the “90/10 Rule,” a private, for-profit institution, such as each of our institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue for the prior fiscal year was derived from the Title IV Programs. Any institution that violates the 90/10 Rule immediately becomes ineligible to participate in the Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. Since this requirement took effect, each of our U.S. institutions has met this requirement in each fiscal year. For fiscal 2007, approximately 75.2% of our revenues (on a cash basis) were derived from federal Title IV programs (as defined herein). We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, we evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the 90/10 Rule.

Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity for programs eligible for Title IV Program funds. The ED has published regulations to attempt to clarify this so-called “incentive compensation” prohibition. The regulations identify 12 compensation arrangements that the ED has determined are not in violation of the incentive compensation prohibition, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The ED’s regulations do not establish clear criteria for compliance in all circumstances, and the ED has announced that it will no longer review and approve individual schools’ compensation plans. Nonetheless, we believe that our current compensation plans are in compliance with HEA standards and the ED’s regulations, although we cannot provide assurance that the ED will not find deficiencies in our compensation plans.

Return of Title IV Funds. In 1998, amendments to the HEA changed substantially the refund requirements regarding the disposition of Title IV funds when a recipient of Title IV funds withdraws from an institution. We believe our return of Title IV funds calculations are in compliance with current regulations to implement these requirements.

Canadian Regulations

Students attending our schools in Canada finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) and federal and provincial financial aid programs.

The schools operated by our CDI division are subject to extensive regulations in the province of Ontario. We believe these schools currently hold the necessary registrations, approvals and permits and meet the eligibility requirements to participate in governmental financial aid program. If these schools cannot continue to meet eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our Canadian business, results of operations or financial condition.

Licensing/Registration. Our ability to provide private-for-profit post-secondary education and grant diplomas to graduates in Canada is regulated by Ontario government. In the province in which we operate, the Ontario Ministry of Training, Colleges and Universities is responsible for registering and regulating private-for-profit educational institutions. The private career college act stipulate that an education provider, such as our Canadian division, CDI, must register each of its diploma granting programs as well as each of its campuses with the ministry. Typical requirements for obtaining this registered status include the financial viability of the campus, the “integrity and honesty” of the applicant’s officers and directors, and the reasonable expectation that the course of study offered by the applicant will provide the skills requisite for employment in the vocation in which it is being trained. Registration must be renewed by the applicant annually. The Province of Ontario has the statutory power to deny, refuse to renew, suspend or revoke our registration if we are in breach of a term or condition of the registration.

Government-Sponsored Financial Aid. Financial aid programs are offered to our Canadian students by the Canadian federal government and the government of Ontario. The Province operates the provincial financial aid program for students and administers these loans in conjunction with the administration of the CSL loans granted to students studying within the province. In order for students enrolled in a program of study at a private-for-profit educational institution to be eligible for public financial aid, the private-for-profit educational institution, as well as the specific program of study, must be registered in good standing under the applicable PCCA legislation in the Province. In addition, the Province typically requires that to be financial aid eligible, the specific program must be at the post-secondary level, be taught on a full-time basis, have a duration of not less than 12 weeks and lead to a diploma or certificate conferred upon the student at the completion of the program. The Province also typically require that the private-for-profit educational institution maintain specific admissions requirements for entrance into eligible programs and retain specific documentation on each student receiving public financial aid. Each of the diploma-granting programs offered by CDI campuses across Ontario are eligible for students to apply for federal and provincial aid.

Financial aid programs provide students with access to funds during their study period based on a needs test. The loans are provided through the National Student Loan Center for the program. The funds are loaned interest-free to the student during the study period and this interest-free period generally continues for a six-month period after graduation. After the interest-free period has concluded, the student must begin repayments of the loan with interest. During the student’s interest-free period, interest is paid by the federal and/or provincial governments to the National Student Loan Center. The Ontario government has an initiative to reduce the number of loan defaults in that province. In addition to several other facets of this initiative, the Ministry of Training, Colleges and Universities (the “Ministry”) has adopted a policy whereby they will only guarantee defaulted student loans to a certain capped amount, beyond which the applicable private career college is responsible for guaranteeing repayment. For the 2007/08 default cohort year, we have six Ontario locations that were required to issue a promissory note and/or collateral due to the default sharing program. Should the default rate in 2010 be below 25%, no payment will be required.

ALTERNATIVE LOANS FOR OUR STUDENT

Because the government-sponsored financial aid available to our students is generally less than their tuition costs and other financial needs, many of our students secure private loans to finance a portion of their educational costs. These private loans are made directly to our students by financial institutions and are not guaranteed under the FFEL program.

The fees and interest rates on these private loans are generally higher than the loans made under the FFEL program due to the lack of a government guarantee on these private loans. The fees and interest rates on these private loans vary depending on the credit history of the student or co-borrower. Many of our students, either individually or with a co-borrower, are able to obtain some type of loan from financial institutions.

We have also developed several loan programs with financial institutions for students with low credit scores who otherwise would not qualify for loans. These loan programs require that we allow the financial institution providing the loans to retain an agreed-upon portion of the loans funded as a reserve against future defaults on these loans. We refer to these types of loans as “discount loans,” since we incur a portion of the default risk related to these students’ loans by taking a discount on the disbursement. As collectibility of these amounts is not reasonably assured, we record this discount as a reduction to revenue.

We believe that arranging with lenders to provide discount loans to our students utilizing these lower loan amounts allows our students to receive needed financing. If there were significant changes in the credit criteria established by the financial institutions providing private loans to our students, and we were not able to arrange for adequate alternative financing sources for the students attending our schools, the ability of students to finance their education would be impaired, which could have a material adverse effect on our student population, financial condition, results of operations, and cash flows.

ITEM 1A. RISK FACTORS

Risks Related To Extensive Regulation Of Our Business

If we fail to follow extensive regulatory requirements for our business, we could suffer severe fines and penalties, including loss of access to federal student loans and grants for our students.

We derive a majority of our revenues on a cash basis from federal student financial aid programs. To participate in such programs an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the ED, and certification by the ED. As a result, our schools are subject to extensive regulation by these agencies that, among other things, requires us to:

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

Congress has been reviewing the reauthorization of HEA, which provides for federal student financial aid programs. Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 1998. Approximately 75.2% of our revenues (on a cash basis) are derived from federal student financial aid programs. It is uncertain when reauthorization will be completed and all of the changes Congress may ultimately make to the HEA as a result of reauthorization. As in previous reauthorizations, we believe that following reauthorization of HEA our students will have continue to access to federal student financial aid programs. However, any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our business. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

If we do not meet specific financial responsibility ratios and tests established by the ED, our U.S. schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the ED and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the ED calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution’s financial responsibility or “composite score.” If an institution’s score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2007, our calculations show that all of our schools exceed this requirement on an individual basis and are eligible to participate in the federal student financial aid programs, with composite scores ranging from 1.5 to 3.0. On a consolidated basis, we also exceed this requirement with the composite score of 1.7. We cannot assure you that we and our institutions will continue to satisfy the numeric standards in the future.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

A proprietary institution loses its eligibility to participate in the federal student financial aid programs for a period of one year if it derives more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violates this rule immediately becomes ineligible to participate in federal student financial aid programs and is ineligible to reapply to regain its eligibility until the following fiscal year. Based on our calculations, none of our institutions received more than 90% of its revenues, on a cash basis, in fiscal 2007, with our highest institution receiving 87.2% of its revenues, on a cash basis, from federal student financial aid programs. On a consolidated basis, we received 75.2% of our revenues, on a cash basis, from federal student financial aid programs in fiscal 2007. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

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

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that was disbursed to students who withdrew from their educational programs before completing them, and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution was found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations.

If regulators do not approve our acquisitions, the acquired school(s) would not be permitted to participate in federal student financial aid programs.

When we acquire an institution that participates in federal student financial aid programs, we must seek approval from the ED and most applicable state agencies and accrediting agencies, because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the ED standards can result in the temporary suspension of the institution’s participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the ED and the ED issues a temporary certification document. If we are unable to obtain approvals from the state agencies, accrediting agencies or ED for any institution we may acquire in the future, depending on the size of that acquisition, such a failure to obtain approval could have a material adverse effect on our business.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

Additionally, if regulators do not approve transactions involving a change of control of the Company, we may lose our ability to participate in federal student financial aid programs. If we experience a change of control under the standards of applicable state agencies or accrediting agencies or the ED, we or the affected institutions must seek the approval of the relevant agencies. Some of these transactions or events, such as a significant acquisition or disposition of our common stock by third parties on the open market or through a tender offer, may be beyond our control. The adverse regulatory effect of a change of ownership resulting in a change of control could also discourage bids for our outstanding shares of common stock at a premium and could have an adverse effect on the market price of our common stock.

If any of our U.S. schools fails to maintain its accreditation or its state authorization, that institution may lose its ability to participate in federal student financial aid programs.

An institution that grants degrees, diplomas or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states. Requirements for authorization vary substantially among the states. Additionally, both an approval to operate in a state and accreditation by an accrediting agency recognized by the ED are required for an institution to participate in the federal student financial aid programs. If any of our U.S. campuses were to lose its accreditation or its state authorization, it could have a material adverse effect on our business.

In a letter from ACCSCT dated June 8, 2007, the Company was informed of a Probation action regarding our Everest College campus in San Francisco, CA. In another letter from ACCSCT dated June 8, 2007, the Company was informed of a Probation action regarding our Everest Institute campus in Houston, Texas. In a letter from ABHES dated July 26, 2007, the Company was informed of a Show Cause action regarding our NST campuses in Miami and Hialeah, Florida. With respect to the schools identified above which have been placed on Probation or received Show Cause orders, each of these locations represented less than 1.6% of our campuses fiscal 2007 operating profit (before corporate overhead allocation) individually, and less than 2.9% in aggregate.

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

If we fail to demonstrate “administrative capability” to the ED, our business could suffer.

ED regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in federal student financial aid programs. These criteria require, among other things, that the institution:

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

If an institution fails to satisfy any of these criteria, the ED may:

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

Starting in 2004 and continuing through 2007, several companies in the for-profit postsecondary education industry were subject to increased regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the Justice Department, the Securities and Exchange Commission (the “SEC”), the ED, state agencies, accrediting agencies and other entities. These allegations, reviews and investigations and the accompanying adverse publicity could have a negative impact on the for-profit postsecondary education industry in general, our business and the market price of our common stock.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities.

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the ED determined that one of our institution’s compensation practices violated these standards, the ED could subject the institution to monetary fines, penalties, or other sanctions. Any substantial fine or penalty or other sanction levied against one or more of our schools could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure to comply with extensive Canadian regulations could affect the ability of our Canadian schools to participate in Canadian financial aid programs.

Our post-secondary schools in Canada derive a significant percentage of their revenue on a cash basis from Canadian governmental financial aid programs, and our Canadian students receive loans under student financial aid programs.

Our Canadian schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations and requirements. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our business.

Additionally, the Canadian and Ontario provincial governments continuously review the legislative, regulatory and other requirements relating to student financial assistance programs due to political and budgetary pressures. Although we do not currently anticipate a significant reduction in the funding for these programs, any change that significantly reduces funding or the ability of our schools to participate in these programs could have a material adverse effect on our business and results of operations.

Operational Risks That Could Have a Material Adverse Effect on Our Business

If the financial institutions that provide alternative loans to our students withdraw from that business or significantly change their credit criteria, our business would be harmed.

A significant number of our students receive a portion of their financing to attend our schools through alternative loans from financial institutions. These private loans are made to our students by financial institutions and are not guaranteed under the FFEL program. If there were significant changes in the credit criteria established by the financial institutions providing private loans to our students, and we were not able to arrange for adequate alternative financing sources for the students attending our schools, the ability of students to finance their education would be impaired, and our student population, financial condition, results of operations, and cash flows could all be materially adversely affected.

We rely on a single company to provide financial aid processing for our students. If that company fails or refuses to timely provide such service, or materially increases its fees, our business could be harmed.

We utilize a single company to provide the financial aid packaging and processing for our students’ financial aid. We have experienced periodic delays or backlogs of financial aid processing when this company’s resources have become overburdened. If this company were to cease doing business with us, we could experience an interruption in financial aid processing for our students. Although we believe we could find alternative service providers or we could begin to process financial aid in-house, we may be unable to establish relationships with alternative service providers that will be as favorable as the one we have now. For example, new service providers may have higher prices, lower capacity, lower quality standards or longer delivery times. If we are unable to provide financial aid processing for our students in a timely and accurate manner, or if such services are delayed or becomes more expensive, this could have a material adverse effect on our business and results of operations.

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

From the inception of our business through fiscal 2004, we rapidly grew our company through both acquisitions and new branch campuses. Our rapid growth in capacity resulted in additional operating expenses that have not been offset by higher revenues during the last three fiscal years. Accordingly, our operating margins have been significantly compressed. If we are unable to effectively grow our revenues or reduce our expenses, our business could be materially adversely affected.

If we cannot effectively identify, acquire and integrate additional schools, it could harm our business.

We expect to continue to rely on acquisitions as a component of our growth strategy. We often engage in evaluations of, and discussions with, possible acquisition candidates. We cannot make assurances that we will be able to identify suitable acquisition candidates or that we will be able to acquire any of the acquisition candidates on favorable terms. Furthermore, we cannot make assurances that any acquired schools can be successfully integrated into our operations or be operated profitably. Acquisitions involve a number of risks that include:

•	diversion of management resources;

•	integration of the acquired schools’ operations;

•	adverse short-term effects on reported operating results; and

•	possible loss of key employees.

Continued growth through acquisitions may also subject us to unanticipated business or regulatory uncertainties or liabilities. When we acquire an existing school, we typically allocate a significant portion of the purchase price to fixed assets, curriculum, goodwill and intangibles, such as covenants not-to-compete, trade names and accreditations. For our acquisitions through fiscal 2002, we amortized goodwill and trade names over a period of 40 years and curricula over 3 to 15 years. Effective July 1, 2002, we adopted SFAS No. 142, “Accounting for Business Combinations, Goodwill and Other Intangible Assets,” in its entirety. Under SFAS 142, goodwill is no longer amortized on a periodic basis, but instead is subject to an impairment test to be performed at least on an annual basis. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school’s participation in federal student financial aid programs until it obtains the ED’s approval. If we fail to successfully manage our acquisitions, our business would likely suffer.

Failure to effectively manage opening new schools and adding new services could harm our business.

Establishing new schools requires us to make investments in management, capital expenditures, marketing expenses and other resources. To open a new school, we are also required to obtain appropriate state and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, the new school is required to be certified as eligible to receive Title IV funds by the ED. We cannot assure you that we will be able to successfully open new schools in the future. Our failure to effectively manage the operations of newly established schools could have a material adverse effect on our business.

Our success depends upon our ability to recruit and retain key personnel.

We depend on key personnel, including Jack D. Massimino, Peter C. Waller, Kenneth S. Ord, Beth A. Wilson, William B. Buchanan, Mark L. Pelesh, Stan A. Mortensen and Robert C. Owen, to effectively operate our business. If any of these people left our Company and we failed to effectively manage a transition to new people, our business could suffer.

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

We believe that funds from operations, cash, investments and access to our credit facility that expires in July 2010 will be adequate to fund our currently identified plans. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions, our availability to access credit markets, and the sellers’ willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

If natural disasters, terrorist attacks, public transit strikes or economic downturns occur in specific geographic areas where we have a high concentration of schools, our business could be harmed.

We have large numbers of schools concentrated in certain geographic areas. For instance, we have a high concentration of schools in California, Florida, Texas, Georgia, Michigan, the Province of Ontario and other states and cities. We expect to continue to have high concentrations of schools in large metropolitan areas as we create new branch campuses and acquire new schools. These geographic concentrations may change or intensify over time. If natural disasters, terrorist attacks, public transit strikes, economic developments or other adverse events occur or are more intensively felt in some of these concentrated geographic areas, our business and results of operations could be disproportionately affected compared to the rest of the United States and Canada.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our campus support center office is located in Santa Ana, California and our 110 campuses, as of June 30, 2007, are located in 24 states and in the province of Ontario, Canada. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity of our facilities and the expected future capacity of our facilities required to accommodate campus growth initiatives. From the beginning of fiscal 2003 through fiscal 2007, approximately 24% of the campuses have been relocated and an additional 88% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled in each of the last five fiscal years ended:

	2007	2006	2005	2004	2003
Opened
Acquired	0	0	1	72	4
Branched	0	3	5	10	6
Closed, combined, sold, or held for sale	2	17	12	21	0
Campuses at year end	110	112	126	132	71
Relocated	2	6	10	5	3
Enlarged or remodeled	6	12	32	30	17

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary conduct of its business, the Company and its colleges are subject to lawsuits, investigations and claims, including, but not limited to, claims involving students, graduates and employment-related matters. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed below will not have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on April 15, 2005, the Company received another complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Alvarez first amended and supplemental complaint named ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Satz and Travis plaintiffs seek recovery of compensatory damages and attorneys’ fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company is continuing to pursue its remedies against Satz related to these findings. The Company believes the other complaints are likewise without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in Alvarez, and the Travis court compelled that case to arbitration.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of the Company’s common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases were consolidated into one action. A first consolidated amended complaint was filed in February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On April 24, 2006, the Court granted the Company’s motion to dismiss the plaintiff’s third consolidated amended complaint with prejudice. The plaintiff has appealed the dismissal to the Federal Ninth Circuit Court of Appeals. The Company intends to continue vigorously defending itself and its current and former officers in this matter.

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

The Company has previously reported that it received document requests from the California Attorney General’s Office (the “CAG”) starting in June 2004. The CAG made supplemental information requests, and Company personnel and counsel met with representatives of the CAG on numerous occasions. On July 31, 2007, the company reached a settlement with the CAG by way of a court-approved, stipulated judgment. The settlement does not constitute a finding or evidence of wrongdoing, and the company specifically denied any wrongdoing as part of the agreement. The financial terms of the settlement totaled approximately $6.5 million, which includes payments to the CAG for its discretionary use, administrative costs, future consumer education and protection, and debt forgiveness for former students. Additionally, the Company agreed to cease enrolling students in 11 programs in nine California campuses and to other injunctive relief. The Company does not expect its future obligations under the settlement to have a material adverse impact on its results of operation or financial condition.

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

The Company has previously reported a lawsuit, subsequently compelled to arbitration, entitled Nancy Tsai v. Corinthian Colleges, Inc., et al., filed by twenty-four current or former medical assisting students from the Company’s National Institute of Technology campus in Long Beach. The Company has resolved that matter through an immaterial settlement, a significant portion of which was paid by the Company’s former insurance carrier.

The Company has previously reported a number of lawsuits, subsequently compelled to arbitration or stayed by trial courts pending the outcome of arbitrations, collectively referred to in prior filings as Jaclyn Fisher, et al. v. Corinthian Colleges, Inc. These lawsuits and arbitration proceedings ultimately included more than one hundred students from the Company’s campuses in Tacoma, Renton and Lynwood, Washington. The Company has resolved these matters through an immaterial settlement, the majority of which was paid by the Company’s former insurance carrier.

The Company has previously reported that Florida Metropolitan University, Inc. (“FMUI”), a wholly-owned subsidiary of the Company, had received two investigative records subpoenas from the Florida Attorney General’s office (the “FL AG”), as well as additional information requests via correspondence. On August 21, 2007 the Company resolved the FL AG’s investigation by entering into an assurance of voluntary compliance (the “AVC”) with the FL AG’s office. In entering into the AVC, the Company denied that it engaged in any conduct that violates any law or rule or that constitutes any unethical, tortious or otherwise inappropriate conduct. The AVC does not require the Company to materially modify its business practices, and the Company paid no fines, restitution or penalties as part of the settlement. The Company agreed to make an immaterial payment to the FL AG’s office to resolve the inquiry, which the FL AG’s office is free to use to offset its investigative costs and attorneys’ fees, or for consumer education, consumer protection efforts, donations to charitable organizations, or other educational purposes.

In January 2006, the Company was served with a lawsuit captioned Mercidita Garcia, et al. v. Corinthian Colleges, Inc., filed by fourteen current or former surgical technologist students from the Company’s Parks College located in Thornton, Colorado. The counsel for the plaintiffs claimed to represent additional former surgical technologist students at this campus. The plaintiffs alleged negligent/intentional misrepresentations/omissions and violations of the state consumer protection act regarding alleged misrepresentations about the program. The complaint did seek certification as a class action. The Company removed this case to federal court and, on October 20, 2006, the court dismissed the complaint and compelled the plaintiffs to binding arbitration. In August 2007, approximately 30 former students filed claims in arbitration regarding the foregoing matters. The Company intends to vigorously defend itself in this matter.

The Company has previously reported that the Securities and Exchange Commission (the “SEC”) commenced a review of the Company’s historic stock option grants in August 2006. In July 2007, the Company received notice that the SEC staff had completed its inquiry and recommended no enforcement action at this time.

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

The Company is aware of several state attorneys general who have opened inquiries or investigations into arrangements between lenders and institutions of higher education with regard to alternative student loans—i.e., loans not sponsored or guaranteed by any governmental agency. In this regard, the Company has received requests for information from the Attorney General of the State of Illinois regarding our relationships with student loan providers. The Company has also received a Civil Investigative Demand from the Arizona Attorney General’s office requesting substantially equivalent information. The Company has been informed by the Arizona AG’s office and the Illinois AG’s office that both are conducting wide-ranging inquiries of student lending practices generally, and that the Company is not the sole recipient of this type of information request. The Company has responded to both information requests and intends to cooperate fully with both inquiries.

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

As of June 30, 2007, the Company had established aggregate reserves of approximately $7.2 million for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

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

On October 31, 2006, the Company’s Board of Directors approved a share repurchase of up to $50 million of the Company’s common stock. From November 2006 through May 2007, the Company purchased 2,256,638 shares at a total cost of $31.4 million (an average share price of $13.90 per share).

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market System under the symbol “COCO.” The approximate number of holders of record of our common stock as of August 23, 2007 was 36 and we believe the number of beneficial owners to be approximately 11,000. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

On August 23, 2007 the closing price per share of common stock was $13.77 and the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2006 and 2007, and the first quarter to date of fiscal 2008, is as follows:

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:
2006:
First Quarter	$13.93	$12.56
Second Quarter	13.57	11.77
Third Quarter	14.58	11.73
Fourth Quarter	15.00	13.17
2007:
First Quarter	$14.34	$10.81
Second Quarter	13.92	11.29
Third Quarter	14.41	13.00
Fourth Quarter	16.29	13.60
2008:
First Quarter through August 23, 2007	$16.51	$12.99

Securities Authorized for Issuance Under Equity Compensation Plans as of June 30, 2007.

As of June 30, 2007, our equity compensation plans consisted of the 1998 Performance Award Plan (the “1998 Plan”), the 2003 Performance Award Plan as amended (the “2003 Plan”), the 2004 New Hire Plan (the “New Hire Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The 1998 Plan, the 2003 Plan and the ESPP have all been approved by our shareholders.

The New Hire Plan has not been approved by our shareholders. The Company’s ability to issue new stock-based awards under the New-Hire Plan was terminated as of November 17, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,848.486	(1)	$13.78	(3)	7,934,505
Equity compensation plans not approved by security holders	105,300	(2)	$15.99	(3)	0

Total	9,953,786		$13.81	(3)	7,934,505

(1)	Includes 390,526 shares to be issued upon the vesting of Restricted Stock Units (“RSUs”), for which no exercise price will be paid.

(2)	Includes 11,400 shares to be issued upon the vesting of RSUs, for which no exercise price will be paid.

(3)	For purposes of calculating weighted average exercise price, RSUs are assumed to have an exercise price of $0.

Performance Graph

The following graph shows a comparison of cumulative total returns for Corinthian, the Russell 2000 Index and an index of peer companies selected by Corinthian during the period commencing on June 30, 2002 and ending on June 30, 2007. The comparison assumes $100 was invested on June 30, 2002 in the Common Stock, the Russell 2000 Index and the peer companies selected by Corinthian and assumes the reinvestment of all dividends, if any. The companies in the peer group, all of which are education companies, are weighted according to their market capitalization. Included in the peer group are: Apollo Group Inc., Career Education Corporation, DeVry, Inc., Laureate Education, Inc., ITT Educational Services, Inc., Lincoln Educational Services Corporation, Universal Technical Institute, Inc. and Strayer Education, Inc. The performance graph takes into account the two-for-one stock split of the Company’s common stock effected in the form of a stock dividend in March 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data and the balance sheet data set forth below as of and for each of the 5 years ended June 30, 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues (1)	$933,182	$926,081	$928,965	$775,178	$511,429

Operating expenses:
Educational services	539,746	521,058	511,817	403,999	251,366
General and administrative	110,654	92,677	85,327	64,199	49,770
Marketing and admissions	252,333	245,390	220,357	172,981	106,478
Impairment, facility closing, and severance charges	9,712	4,170	18,165	6,364	—

Total operating expenses	912,445	863,295	835,666	647,543	407,614

Income from operations	20,737	62,786	93,299	127,635	103,815
Interest (income)	(6,291)	(5,805)	(3,434)	(1,362)	(1,259)
Interest expense, net	2,811	3,162	4,209	3,204	1,602
Other (income) expense, net	(1,038)	(1,137)	160	203	(13)

Income before provision for income taxes	25,255	66,566	92,364	125,590	103,485
Provision for income taxes	9,347	24,046	34,539	49,125	41,096

Income from continuing operations	15,908	42,520	57,825	76,465	62,389
(Loss) Income from discontinued operations, net of tax	(8,676)	(1,038)	598	(769)	—

Net income	$7,232	$41,482	$58,423	$75,696	$62,389

Income per common share – basic (2):
Income from continuing operations	$0.18	$0.48	$0.63	$0.86	$0.72

(Loss) income from discontinued operations	$(0.10)	$(0.01)	$0.01	$(0.01)	—

Income per common share – diluted (2):
Income from continuing operations	$0.18	$0.47	$0.62	$0.82	$0.68

(Loss) income from discontinued operations	$(0.10)	$(0.01)	$0.01	$(0.01)	—

Weighted average number of common shares outstanding:
Basic	85,887	88,627	90,678	89,209	86,930

Diluted	87,097	89,973	92,760	94,014	92,056

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars In thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$38,804	$118,714	$127,925	$124,392	$82,846
Investing activities	(27,095)	(51,588)	(127,890)	(173,948)	(96,057)
Financing activities	51,122	(89,829)	11,153	60,344	8,351
Capital expenditures	$(70,977)	$(56,054)	$(76,556)	$(74,600)	$(34,351)
Number of colleges/training centers at end of period	110	112	126	132	71
Student population at end of period	62,116	60,964	62,783	61,607	43,229
Starts during the period (3)	89,969	88,430	91,748	84,565	56,787
Balance Sheet Data:
Cash and cash equivalents	$99,789	$36,805	$57,863	$46,709	$35,911
Marketable securities	15,000	55,900	41,375	—	3,897
Working capital	123,640	63,832	97,958	48,538	31,131
Total assets	733,935	670,006	674,572	561,462	333,084
Long-term debt, net of current portion	112,913	31,402	54,243	46,366	1,384
Long-term capital lease obligations, net of current portion	15,141	14,151	12,198	12,406	12,586
Total stockholders’ equity	$385,422	$399,528	$410,825	$341,104	$223,433

(1)	Represents student tuition and fees and bookstore sales, net of refunds.

(2)	All share and per share amounts have been restated to reflect a two-for-one stock split effected in the form of a stock dividend in March 2004.

(3)	Represents the new students starting school during the periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

Background and Overview

As of June 30, 2007, we operated 110 colleges, with more than 62,115 students, in 24 states and the province of Ontario, Canada. During the fiscal year ended June 30, 2007, the Company had net revenues of $933.2 million. Our revenues consist principally of student tuition and fees and are presented as net revenues after adjustments for refunds related to students who do not complete their courses. We recognize revenues pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program.

Net revenues from continuing operations increased 0.8% to $933.2 million in 2007 from $926.1 million in 2006. The increase is primarily due to a 2.3% increase in the average revenue rate per student partially offset by a 1.5% decrease in the average student population during the period. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts typically occur several times per month in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional “mini-start” in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level (diploma, associate’s, bachelor’s or master’s degree) and the specific curriculum.

The majority of students at our colleges rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. In fiscal 2007, approximately 75.3% of our net revenues, on a cash basis, were derived from federal student financial aid programs.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, insurance/self-insurance, goodwill and intangible assets, deferred taxes, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

Our critical accounting estimates are those which we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates is as follows:

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

Insurance/Self-Insurance. We use a combination of insurance and self-insurance for a number of risks including claims related to employee heath care, workers’ compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors and other actuarial assumptions. The Company’s loss exposure related to self- insurance is limited by stop loss coverage. Our expected loss accruals are based on estimates, and while we believe the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

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

As of July 1, 2002, we ceased amortization of goodwill recorded in conjunction with past business combinations. In addition, we conducted a review of our other identifiable intangible assets and determined that accreditation and trade names met the indefinite life criteria outlined in SFAS No. 142. Our review considered analysis of all pertinent factors, including the expected use of the asset, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Accordingly, we also ceased amortization of the accreditation and trade names as of July 1, 2002. Curricula continue to be amortized over their useful lives ranging generally from three to fifteen years and the amortization is included in general and administrative expenses in the accompanying consolidated statements of operations.

Goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount at the reporting unit level as defined by SFAS No. 142. We determined the fair value of our reporting units using the income approach that includes discounted cash flow as well as other generally accepted valuation methodologies. To the extent the fair value of a reporting unit is less that the carrying amount of its assets, we record an impairment charge in the consolidated statements of operations.

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

Discontinued Operations. During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools and campuses are sold. Each of the campuses within the Sale Group is available for immediate sale in its present condition, and we expect to complete the sale of the campuses and schools in fiscal 2008. We expect to have no significant continuing involvement with the schools after they have been sold.

We believe that the schools and campuses within the Sale Group meet the criteria necessary for such entities to qualify as assets held for sale under the specific provision of SFAS 144. Accordingly, the results of operations of the schools and campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, in accordance with SFAS 144, as we expect to complete the Sale Plan within a year, assets and liabilities of the schools and campuses within the Sale Group are reflected as current assets held for sale and current liabilities held for sale on our consolidated balance sheet as of June 30, 2007.

Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, we recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of our schools and campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI schools). The charge is reflected as a component of loss from discontinued operations on our consolidated statement of operations for the year ended June 30, 2007.

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

Results of Operations

Comparisons of results of operations between the fiscal year ended June 30, 2007 and the fiscal years ended June 30, 2006 and 2005 are complicated by the opening of 3 branch campuses in fiscal 2006, and the opening of 5 branch campuses and the acquisition of 1 campus in fiscal 2005. The Company slowed the roll-out of new branch campuses during fiscal 2007, 2006 and 2005, and became very selective in its acquisition criteria, in order to focus on achieving better utilization of the significant new capacity it obtained in fiscal 2004.

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

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools and campuses are sold. Each of the campuses within the Sale Group is available for immediate sale in its present condition, and we expect to complete the sale of the campuses and schools in fiscal 2008. We expect to have no significant continuing involvement with the schools after they have been sold.

We believe that the schools and campuses within the Sale Group meet the criteria necessary for such entities to qualify as assets held for sale under the specific provision of SFAS 144. Accordingly, the results of operations of the schools and campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, in accordance with SFAS 144, as we expect to complete the Sale Plan within a year, assets and liabilities of the schools and campuses within the Sale Group are reflected as current assets held for sale and current liabilities held for sale on our consolidated balance sheet as of June 30, 2007.

Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, we recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of our schools and campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI schools). The charge is reflected as a component of loss from discontinued operations on our consolidated statement of operations for the year ended June 30, 2007.

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

The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,
	2007	2006	2005
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	57.8	56.3	55.1
General and administrative	11.9	10.0	9.2
Marketing and advertising	27.1	26.4	23.7
Impairment, facility closing, and severance charges	1.0	0.5	2.0

Total operating expenses	97.8	93.2	90.0
Income from operations	2.2	6.8	10.0
Interest (income)	(0.7)	(0.6)	(0.4)
Interest expense, net	0.3	0.3	0.5
Other (income) expense, net	(0.1)	(0.1)	—

Income from continuing operations before provision for income taxes	2.7	7.2	9.9
Provision for income taxes	1.0	2.6	3.7

Income from continuing operations	1.7	4.6	6.2
(Loss) income from discontinued operations, net of tax	(0.9)	(0.1)	0.1

Net income	0.8%	4.5%	6.3%

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Net Revenues. Net revenues increased $7.1 million, or 0.8%, from $926.1 million in fiscal 2006 to $933.2 million. The increase is primarily due to a 2.3% increase in the average revenue rate per student partially offset by a 1.5% decrease in the average student population during the period. At June 30, 2007, student population related to continuing operations was 62,116, compared with 60,964 at June 30, 2006. Total student starts related to continuing operations increased 1.7% to 89,969 for the year ended June 30, 2007 when compared to the prior year. As of June 30, 2007, we operated 110 colleges compared to 112 colleges as of June 30, 2006.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses increased $18.6 million, or 3.6%, from $521.1 million in fiscal 2006 to $539.7 million in fiscal 2007. As a percentage of net revenues, educational services expenses increased from 56.3% of revenues in fiscal 2006 to 57.8% of revenues in fiscal 2007. The increase, as a percent of revenues, was due primarily to an increase in facility and bad debt expenses. As of June 30, 2007, we had approximately 81 square feet of school space per student as compared to 76 square feet of school space per student as of June 30, 2006. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affects educational services expenses as a percent of revenues. Bad debt expense in fiscal 2007 amounted to $53.8 million and 5.8% of net revenues, compared to $47.9 million or 5.2% of net revenues in fiscal 2006. Additionally, during fiscal 2007, 72 new programs were adopted into existing schools, including 58 program adoptions into our campuses in the U.S. and 14 program adoptions into our campuses in Canada. During fiscal 2006, we adopted 52 programs into existing schools.

General and Administrative. General and administrative expenses include incentive bonuses and corporate payroll related expenses, campus support center office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $18.0 million, or 19.4%, from $92.7 million in fiscal 2006 to $110.7 million in fiscal 2007. As a percentage of net revenues, general and administrative expenses increased from 10.0% of net revenues in fiscal 2006 to 11.9% of net revenues in fiscal 2007. The increase as a percent of revenues was primarily the result of increases in litigation reserves of approximately $6.5 million, primarily related to the California Attorney General’s investigation, outside professional service fees of approximately $5.7 million related to the review of historic stock option grants by the Special Committee of the Board of Directors, and travel-related costs associated with training and implementation of a new admissions process.

Marketing and Admissions. Marketing and admissions expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $6.9 million, or 2.8%, from $245.4 million in fiscal 2006 to $252.3 million in fiscal 2007. As a percentage of net revenues, marketing and admissions expenses increased from 26.4% of net revenues in fiscal 2006 to 27.1% of net revenues in fiscal 2007. The increase is primarily attributable to an increase in advertising and personnel costs. The cost per start increased $30, or 1.1%, from $2,775 in fiscal 2006 to $2,805 in fiscal 2007.

Impairment, Facility Closing and Severance Charges. During fiscal 2007 the decision was made to consolidate additional brands as the Company continues to establish the national Everest brand. As a result of the decision, the Company reviewed the related intangible asset of trade name for possible impairment in accordance with SFAS 142. Based on the results of the review, the Company recognized an impairment charge of $4.8 million, which primarily consists of the trade name value impacted by the name change. The company also recorded lease termination costs $1.4 related to student housing, a facility closing charge of $0.6, million related to the campus in Victoria, British Columbia, and approximately $2.9 million related to severance expense, partially associated with the retirement of David Moore as Chairman of the Board of Directors and as an employee of the Company.

Provision for Income Taxes. The effective income tax rate was 37.0% of income before income taxes in fiscal 2007 compared to 36.1% of income before income taxes in fiscal 2006. The increase in the effective tax rate is primarily due to a $1.3 million favorable settlement with the IRS during the prior year.

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Net Revenues. Net revenues decreased $2.9 million, or 0.3%, from $929.0 million in fiscal 2005 to $926.1 million in fiscal 2005. During October 2005, we completed the sale of our corporate training division, CDI Education. Excluding our corporate training division, revenues for fiscal 2006 increased $19.1 million, or 2.1% compared to fiscal 2005. The increase is primarily due to a 7.0% increase in the average revenue rate per student partially offset by a 4.7% decrease in the average student population during the period. At June 30, 2006, student population related to continuing operations was 60,964, compared with 62,783 at June 30, 2005. Total student starts related to continuing operations decreased 3.6% to 88,430 for the year ended June 30, 2006 when compared to the prior year. As of June 30, 2006, we operated 112 colleges compared to 112 colleges and 14 training centers as of June 30, 2005.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses increased $9.3 million, or 1.8%, from $511.8 million in fiscal 2005 to $521.1 million in fiscal 2006. Excluding our corporate training division, educational expenses from fiscal 2006 increased $25.1 million, or 5.1% compared to fiscal 2005. As a percentage of net revenues, educational services expenses increased from 55.1% of revenues in fiscal 2005 to 56.3% of revenues in fiscal 2006. The increase, as a percent of revenues, was due primarily to higher rent and occupancy costs and depreciation. The increase in rent and occupancy and depreciation costs as a percentage of revenues was a result of a lower level of utilization of our facilities in fiscal 2006 as compared to fiscal 2005. As of June 30, 2006, we had approximately 76 square feet of school space per student as compared to 68 square feet of school space per student as of June 30, 2005. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affects educational services expenses as a percent of revenues. Bad debt expense in fiscal 2006 amounted to $47.9 million and 5.2% of net revenues, compared to $46.0 million or 5.0% of net revenues in fiscal 2005. Additionally, during fiscal 2006, 52 new programs were adopted into existing schools, including 37 program adoptions into our campuses in the U.S. and 15 program adoptions into our campuses in Canada. During fiscal 2005, we adopted 103 programs into existing schools.

General and Administrative. General and administrative expenses include incentive bonuses and corporate payroll related expenses, campus support center office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $7.4 million, or 8.7%, from $85.3 million in fiscal 2005 to $92.7 million in fiscal 2006. Excluding our corporate training division, general and administrative expenses from fiscal 2006 increased $8.7 million, or 10.4% compared to fiscal 2005. As a percentage of net revenues, general and administrative expenses increased from 9.2% of net revenues in fiscal 2005 to 10.0% of net revenues in fiscal 2006. The increase as a percent of revenues was due primarily to stock based compensation recorded pursuant to FAS 123(R).

Marketing and Admissions. Marketing and admissions expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $25.0 million, or 11.3%, from $220.4 million in fiscal 2005 to $245.4 million in fiscal 2006. Excluding our corporate training division, marketing and administrative expenses from fiscal 2006 increased $26.9 million, or 12.4% compared to fiscal 2005. As a percentage of net revenues, marketing and admissions expenses increased from 23.7% of net revenues in fiscal 2005 to 26.4% of net revenues in fiscal 2006 primarily due to increased advertising, professional fees, and compensation. The cost per start increased $373, or 15.5%, from $2,402 in fiscal 2005 to $2,775 in fiscal 2006.

Impairment, Facility Closing and Severance Charges During the fourth quarter of 2006 we made the decision to consolidate multiple brands. As a result of this decision, we reviewed the related intangible asset of trade names for possible impairment in accordance with SFAS 142. Based on the results of the review, we recognized an impairment charge of $2.3 million. We also recorded a facility closing charge of $1.0 million as a result of relocating our Rancho Cucamonga, CA campus in the fourth quarter of 2006. Additionally, we recorded a severance charge of $0.9 million.

Provision for Income Taxes. The effective income tax rate was 36.1% of income before income taxes in fiscal 2006 compared to 37.4% of income before income taxes in fiscal 2005. The reduction in the effective rate is primarily due to a $1.3 million favorable settlement with the IRS.

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

Liquidity and Capital Resources

On August 10, 2007, we executed Amendment No. 1 to our Second Amended and Restated Credit Facility dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The Second Amended and Restated Credit Agreement expires in 2010. The Second Amended and Restated Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a ED financial responsibility composite score ratio. As of June 30, 2007, after giving effect to amendment no. 1 to the credit facility, we were in compliance with all of the covenants. As of June 30, 2007, the credit facility had borrowings outstanding of $112.9 million and approximately $11.2 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $123.6 million as of June 30, 2007 and $63.8 million as of June 30, 2006 and the current ratio was 1.8:1 in fiscal 2007 and 1.4:1 in fiscal 2006. Average daily borrowings outstanding amounted to approximately $31.4 million in fiscal 2007, $41.7 million in fiscal 2006 and $46.4 million in fiscal 2005. The increase in working capital compared to June 30, 2007 is primarily due to additional cash borrowed for purposes of calculating our composite score.

Cash flows provided by operating activities amounted to $38.8 million in fiscal 2007 compared to $118.7 million in fiscal 2006 and $127.9 million in fiscal 2005. The decrease in cash provided by operating activities in fiscal 2007 compared to fiscal 2006, was primarily due to decreased earnings, an increase in accounts receivable primarily due to the reimbursement status of our Atlanta campuses, and an increase in cash taxes paid. Included in cash flows from operating activities is ($1.0) million, ($0.01) million, and $3.3 million of net cash (used in) provided by operating activities related to discontinued operations for fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

Cash flows used in investing activities amounted to $27.1 million in fiscal 2007, $51.6 million in fiscal 2006 and $127.9 million in fiscal 2005. During fiscal 2006, we received $17.2 million related to the sale of our corporate training division. During fiscal 2005, we acquired substantially all of the assets of AMI. The cash purchase price of this acquisition was approximately $11 million, plus the assumption of certain liabilities of approximately $0.5 million. We funded the acquisition with available cash.

Capital expenditures amounted to $71.0 million in fiscal 2007, $56.1 million in fiscal 2006 and $76.6 million in fiscal 2005. Capital expenditures were incurred to open 3 new branch campuses in fiscal 2006 and 5 new branch campuses in fiscal 2005. Capital expenditures were also incurred to relocate, remodel and enlarge campuses. During fiscal 2007, we incurred capital expenditures to relocate 2 campuses and to enlarge or remodel 6 campuses and during fiscal 2006, we incurred capital expenditures to relocate 6 campuses and to enlarge or remodel 12 campuses. Capital expenditures of approximately $17.9 million, $9.3 million and $7.8 million were incurred to purchase and to integrate software in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Included in cash flows from investing activities are capital expenditures of $0.9 million, $1.7 million, and $4.0 million related to discontinued operations for fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

During fiscal 2007 investments in marketable securities decreased $40.9 million. During fiscal 2006 and 2005, investments in marketable securities increased $14.5 million and $41.4 million, respectively.

Cash flows provided by financing activities amounted to $51.1 million in fiscal 2007. Cash flows used in financing activities amounted to $89.8 million in fiscal 2006. Cash flows provided by financing activities amounted to $11.2 million in fiscal 2005. During fiscal 2007, cash provided by financing activities consisted of proceeds from borrowings of $80.0 million and proceeds from the exercise of stock options of $4.0 million, partially offset by the purchase of treasury stock of $31.4 million and payments on long-term debt and capital lease obligations of $1.5 million. During fiscal 2006, cash used in financing activities primarily consisted of the purchase and retirement of treasury stock of $70.0 million and principal repayments of long-term debt and capital lease obligations of $27.3 million, partially offset by proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $7.5 million. During fiscal 2005, cash provided by financing activities consisted of proceeds from borrowings of $9.5 million and proceeds from the exercise of stock options of $8.2 million partially offset by payments on long-term debt and capital lease obligations of $6.5 million.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations through fiscal 2007 and our currently identified and planned capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2007, future minimum cash payments due under contractual obligations, including our credit agreement, mortgages, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt (1)	$112,913	$—	$—	$112,913	$—
Capital Lease Obligations	31,043	1,993	3,992	4,037	21,021
Operating Lease Obligations	540,711	80,815	138,038	112,838	209,020

Total	$684,667	$82,808	$142,030	$229,788	$230,041

(1)	Long-term debt consists of a revolving credit facility. The related obligation of $112.9 million does not reflect interest amounts due under the credit facility. See Note 6 for additional information related to the Company’s credit facility.

The United States ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of June 30, 2007, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of June 30, 2007, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $112.9 million and capital lease obligations of $15.5 million, and (ii) student notes receivable, net, in the aggregate amount of $9.9 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar. Our investment in our foreign operations as of June 30, 2007 was approximately CAD $50.1 million and we had borrowings outstanding under the credit facility of approximately CAD $35 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and schedule of the company and its subsidiaries are included below on pages 58-96 and page 106 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

Corinthian Colleges, Inc. and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Corinthian Colleges, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corinthian Colleges, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Corinthian Colleges, Inc. maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Corinthian Colleges, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 of Corinthian Colleges, Inc. and subsidiaries and our report dated August 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

August 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Corinthian Colleges, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries at June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Corinthian Colleges, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

August 23, 2007

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of June 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,789	$36,795
Restricted cash	—	10
Marketable securities	15,000	55,900
Accounts receivable, net of allowance for doubtful accounts of $24,142 and $18,085 at June 30, 2007 and 2006, respectively	75,289	53,530
Student notes receivable, net of allowance for doubtful accounts of $953 and $583 at June 30, 2007 and 2006, respectively	3,785	2,463
Deferred income taxes	25,756	20,943
Prepaid expenses and other current assets	44,620	42,771
Assets held for sale	10,640	2,590

Total current assets	274,879	215,002
PROPERTY AND EQUIPMENT, net	216,626	193,621
OTHER ASSETS:
Goodwill, net	189,954	191,466
Other intangibles, net	41,583	47,276
Student notes receivable, net of allowance for doubtful accounts of $2,497 and $1,660 at June 30, 2007 and 2006, respectively	6,140	3,385
Deposits and other assets	4,753	5,133
Assets held for sale	—	14,123

TOTAL ASSETS	$733,935	$670,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,802	$33,790
Accrued compensation and related liabilities	34,818	39,412
Accrued expenses	17,835	11,495
Prepaid tuition	49,770	55,530
Current portion of capital lease obligations	373	325
Current portion of long-term debt	11	1,183
Liabilities held for sale	9,630	9,436

Total current liabilities	151,239	151,171
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	15,141	14,151
LONG-TERM DEBT, net of current portion	112,913	31,402
DEFERRED INCOME TAXES	28,298	27,265
OTHER LONG-TERM LIABILITIES	40,922	43,439
LIABILITIES HELD FOR SALE	—	3,050
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 86,773 issued and 84,516 shares outstanding at June 30, 2007 and 86,238 shares issued and outstanding at June 30, 2006	9	9
Additional paid-in capital	160,312	150,225
Treasury stock	(31,368)	—
Retained earnings	255,594	248,362
Accumulated other comprehensive income	875	932

Total stockholders’ equity	385,422	399,528

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$733,935	$670,006

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2007	2006	2005
NET REVENUES	$933,182	$926,081	$928,965

OPERATING EXPENSES:
Educational services (including bad debt expense of $53,810, $47,861 and $46,042 for the years ended June 30, 2007, 2006 and 2005, respectively)	539,746	521,058	511,817
General and administrative	110,654	92,677	85,327
Marketing and admissions	252,333	245,390	220,357
Impairment, facility closing and severance charges	9,712	4,170	18,165

Total operating expenses	912,445	863,295	835,666

INCOME FROM OPERATIONS	20,737	62,786	93,299
Interest (income)	(6,291)	(5,805)	(3,434)
Interest expense (net of capitalized interest of $915, $323 and $36 for the years ended June 30, 2007, 2006 and 2005, respectively)	2,811	3,162	4,209
Other (income) expense, net	(1,038)	(1,137)	160

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	25,255	66,566	92,364
Provision for income taxes	9,347	24,046	34,539

INCOME FROM CONTINUING OPERATIONS	15,908	42,520	57,825
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax (benefit) expense of ($1,363), ($333), and $283 for the years ended June 30, 2007, 2006, and 2005, respectively	(8,676)	(1,038)	598

NET INCOME	$7,232	$41,482	$58,423

INCOME PER SHARE – BASIC:
Income from continuing operations	$0.18	$0.48	$0.63
(Loss) income from discontinued operations	(0.10)	(0.01)	0.01

Net income	$0.08	$0.47	$0.64

INCOME PER SHARE – DILUTED:
Income from continuing operations	$0.18	$0.47	$0.62
(Loss) income from discontinued operations	(0.10)	(0.01)	0.01

Net income	$0.08	$0.46	$0.63

Weighted average number of common shares outstanding:
Basic	85,887	88,627	90,678

Diluted	87,097	89,973	92,760

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
	Shares	Par Value
Balance at June 30, 2004	90,305	$9	$126,339	$—	$—	$4	$214,752	$341,104
Comprehensive income
Net income	—	—	—	—	—	—	58,423	58,423
Foreign currency translation	—	—	—	—	—	118	—	118

Total comprehensive income								58,541

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	897	—	10,686	—	—	—	—	10,686
Deferred stock compensation	—	—	2,902	(2,408)	—	—	—	494

Balance at June 30, 2005	91,202	9	139,927	(2,408)	—	122	273,175	410,825
Equity based compensation charge-net of tax upon adoption of SAB 108 (see Note 7)	—	—	6,189	—	—	—	(5,680)	509

Balance as of July 1, 2005 upon adoption of SAB 108	91,202	9	146,116	(2,408)	—	122	267,495	411,334
Comprehensive income
Net income							41,482	41,482
Foreign currency translation	—	—	—	—	—	810	—	810

Total comprehensive income								42,292
Deferred stock compensation	—	—	(2,408)	2,408	—	—	—	—

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	745	—	7,202	—	—	—	—	7,202
Treasury stock repurchase and Retirement	(5,709)	—	(9,384)	—	—	—	(60,615)	(69,999)
Stock based compensation expense	—	—	8,699	—	—	—	—	8,699

Balance at June 30, 2006	86,238	9	150,225	—	—	932	248,362	399,528
Comprehensive income
Net income	—	—	—	—	—	—	7,232	7,232
Foreign currency translation	—	—	—	—	—	616	—	616
Other post employment benefit transition adjustment						(673)		(673)

Total comprehensive income								7,175

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	535		3,659	—	—	—	—	3,659
Treasury stock repurchase			—	—	(31,368)	—	—	(31,368)
Stock based compensation expense	—	—	6,428	—	—	—	—	6,428

Balance at June 30, 2007	86,773	$9	$160,312	$—	$(31,368)	$875	$255,594	$385,422

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUED AND DISCONTINUED OPERATIONS

(In thousands)

	Years Ended June 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,232	$41,482	$58,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,064	39,269	36,148
Stock based compensation	6,428	8,699	494
Deferred income taxes	492	(2,339)	8,271
Tax benefit of stock options exercised	—	—	2,502
Loss (gain) on disposal of assets	769	(1,232)	110
Impairment charge	10,494	2,293	16,252
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(21,542)	(5,779)	460
Student notes receivable, net	(4,063)	(104)	(1,982)
Prepaid expenses and other assets	(942)	14,114	(22,743)
Accounts payable	4,018	5,600	6,775
Accrued expenses and other liabilities	672	6,644	9,208
Income taxes payable	2	6	8
Prepaid tuition	(7,973)	7,166	5,660
Other long-term liabilities	153	2,895	8,339

Net cash provided by operating activities	38,804	118,714	127,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposals (acquisitions) of schools, colleges and training centers, net of cash acquired	—	18,594	(9,993)
Capital expenditures	(70,977)	(56,054)	(76,556)
Change in restricted cash	10	—	—
Proceeds from sale of assets	2,972	397	34
Sales of marketable securities	258,950	181,100	68,675
Purchases of marketable securities	(218,050)	(195,625)	(110,050)

Net cash (used in) investing activities	(27,095)	(51,588)	(127,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	80,000	—	9,512
Principal repayments on capital lease obligations and long-term debt	(1,514)	(27,291)	(6,543)
Proceeds from exercise of stock options and employee stock purchase plan (including tax benefit of $1,000, $2,000, and $0 for the years ending June 30, 2007, 2006, and 2005, respectively)	4,004	7,461	8,184
Purchase of treasury stock	(31,368)	(69,999)	—

Net cash provided by (used in) financing activities	51,122	(89,829)	11,153

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	163	1,645	(34)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,994	(21,058)	11,154
CASH AND CASH EQUIVALENTS, beginning of year	36,795	57,853	46,699

CASH AND CASH EQUIVALENTS, end of year	$99,789	$36,795	$57,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$8,794	$22,973	$45,171

Interest paid, net of capitalized interest	$2,964	$2,749	$4,338

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges and training centers
Fair value of assets acquired	$—	$—	$11,704
Net cash used in acquisitions	—	—	9,993

Liabilities assumed or incurred	$—	$—	$1,711

Capital lease additions	$(4,300)	$6,600	$—

Adjustments which reduced goodwill	$—	$—	$2,767

Other long-term asset obligation	$(4,300)	$4,300	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

Note 1—Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Corinthian Colleges, Inc. (the “Company”), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization.

As of June 30, 2007, the Company operated 93 colleges in 24 states and 17 colleges in the Ontario, Canada province in the for-profit, post-secondary education industry. All of the Company’s U.S. schools are accredited and grant either diplomas or degrees (associate’s, bachelor’s and master’s) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology and criminal justice. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. Through its On-Line Learning division, the Company also offers an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company’s schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

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

Cash and Cash Equivalents

The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments and other investments. Securities with maturities of three months or less at the date of purchase are classified as cash equivalents.

Marketable Securities

Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings. All available-for-sale securities mature within one year and substantially consist of fixed income and money market mutual funds. At June 30, 2007 and 2006 there were no unrealized gains or losses from available-for-sale securities.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, marketable securities, receivables and accounts payable approximates their fair value at June 30, 2007 and 2006. In addition, the carrying value of all borrowings approximate fair value at June 30, 2007 and 2006.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Furniture and equipment	7 years
Computer hardware and software	3-10 years
Leasehold improvements	Shorter of useful life or term of lease
Buildings (owned)	39 years

Internal Software Development Costs

Corinthian Colleges capitalizes certain internal software development costs in accordance with Statement of Position 98-1 that are amortized using the straight-line method over the estimated lives of the software. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Maintenance and repairs are expensed as incurred. The unamortized computer software costs which are included within the Property and Equipment caption of the Consolidated Balance Sheets, were $28.4 and $11.6 at June 30, 2007 and 2006, respectively. The majority of the costs relate to our new Student Management System. The total amount of amortization expense related to capitalized computer software costs recognized within operating expenses on the Consolidated Statement of Operations, was $2.6, $2.2, and $3.0 at June 30, 2007, 2006, and 2005, respectively. Additionally, during fiscal 2005 an impairment charge of $16.3 million was recognized related to the decision to cease the implementation of our PeopleSoft Student Management System.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets other than goodwill and indefinite-lived intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or the business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed.

Discontinued Operations

Assets and liabilities expected to be sold or disposed of are presented separately on the consolidated balance sheets as assets or liabilities held for sale. When components of the Company are classified as held for sale, the results of operations of the components are presented separately as income (loss) from discontinued operations, net, for current and prior periods. See Note 2 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion of our discontinued operations.

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

As of July 1, 2002, the Company ceased amortization of goodwill recorded in conjunction with past business combinations. In addition, the Company conducted a review of its other identifiable intangible assets and determined that accreditation and trade names met the indefinite life criteria outlined in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company’s review considered analysis of all pertinent factors, including the expected use of the asset, any legal, regulatory, or contractual provisions that may limit the useful life, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Accordingly, the Company also ceased amortization of the accreditation and trade names as of July 1, 2002. Curricula continue to be amortized over their useful lives ranging generally from three to fifteen years and the amortization is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount at the reporting unit level as defined by SFAS No. 142. The Company determined the fair value of its reporting units using the income approach that includes discounted cash flow as well as other generally accepted valuation methodologies. To the extent the fair value of a reporting unit is less than the carrying amount of its assets, the Company records an impairment charge in the Statements of Operations.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s direct and indirect Canadian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Stockholders’ Equity designated as accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency are immediately recognized in earnings.

Comprehensive Income

For the years ended June 30, 2007, 2006 and 2005, the Company had comprehensive income as defined by SFAS No. 130, “Reporting Comprehensive Income”, of $7.2 million, $42.3 million and $58.5 million, respectively. For the year ended June 30, 2007, comprehensive income consisted of net income, SFAS No. 158 adoption adjustment, and foreign currency translation adjustment. For the years ended June 30, 2006 and 2005, comprehensive income consists of net income and foreign currency translation adjustments.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Marketing and Admissions

Marketing and admissions expense includes compensation for college admissions staff, regional admissions personnel, compensation expenses for marketing and advertising management, and all direct marketing and production costs. Advertising costs are charged to expense as incurred except for brochures and media production costs. The brochures and media production costs are recorded as prepaid expenses and charged to expense as consumed or upon the first airing of the advertisement, respectively. Advertising expenses amounted to approximately $155.3 million, $151.9 million, and $133.3 million for the years ended June 30, 2007, 2006, and 2005, respectively.

Insurance/Self-Insurance

We use a combination of insurance and self-insurance for a number of risks including claims related to employee heath care, workers’ compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors and other actuarial assumptions. The Company’s loss exposure related to self-insurance is limited by stop loss coverage. Our expected loss accruals are based on estimates, and while we believe the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

We previously operated a Bryman College in New Orleans, Louisiana that suffered significant damage as a result of Hurricane Katrina in August 2005. At the time of the event, the Company had business interruption and property damage coverage for this location. As of June 30, 2007 we have recovered approximately $5.8 million in business interruption and property damage insurance that has been recognized within educational services expenses in our Consolidated Statements of Operations.

Post Retirement Benefit Obligation

The Company provides certain post retirement benefits to a limited number of its previous employees and their families, which were historically accounted for in accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions.” In September 2006, the FASB issued SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company adopted SFAS No. 158 for its fiscal year ended June 30, 2007. SFAS No. 158 has not had a material impact on the Company’s results of operations or financial position.

Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year. Stock-based compensation expense of $6.4 and $8.7 million (pre-tax) was recorded for fiscal year 2007 and 2006, respectively. The tax benefit recognized in fiscal years 2007 and 2006 was $2.1 and $2.2 million, respectively. Fiscal 2005 and prior years compensation expense has not been adjusted to reflect the impact of SFAS No. 123(R). The impact of stock-based compensation (net of tax) on fiscal years 2007 and 2006 is $0.05 and $0.07 for both basic and diluted EPS, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Per Share

The Company accounts for net income per common share in accordance with SFAS No. 128 “Earnings Per Share” and SFAS No. 129, “Disclosure of Information about Capital Structure.” Basic net income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive stock options and restricted stock units, utilizing the treasury stock method.

Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2007	2006	2005
	(In thousands)
Revenues from unaffiliated customers
U.S. operations	$876,112	$863,655	$846,394
Canadian operations	57,070	62,426	82,571

Consolidated	$933,182	$926,081	$928,965

Long-lived assets
U.S. operations	$391,713	$375,952	$358,303
Canadian operations	67,343	64,929	72,685

Consolidated	$459,056	$440,881	$430,988

No one customer accounted for more than 10% of the Company’s consolidated revenues or receivables. Revenues are attributed to regions based on the location of customers.

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

The Company extends credit for tuition to a majority of its students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education (“ED”) requirements. Approximately 75%, 75% and 79% of the Company’s revenues, on a cash basis, were collected from funds distributed under Title IV Programs of the Higher Education Act of 1965, as amended (the “HEA”) for the years ended June 30, 2007, 2006 and 2005, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which the Company’s students participate. The Company’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation or termination proceeding which could have a material adverse effect on the Company.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If any of the Company’s institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students obtain access to federal student financial aid through an ED prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically apply the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds is from the financial aid program to the student, who then uses those funds to pay for a portion of the cost of their education. The receipt of financial aid funds reduces the student’s amounts due to the Company and has no impact on revenue recognition, as the transfer relates to the source of funding for the costs of education which may occur either through Title IV or other funds and resources available to the student.

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

Note 2 — Discontinued Operations

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools and campuses are sold. Each of the campuses within the Sale Group is available for immediate sale in its present condition, and we expect to complete the sale of the campuses and schools in fiscal 2008. We expect to have no significant continuing involvement with the schools after they have been sold.

We believe that the schools and campuses within the Sale Group meet the criteria necessary for such entities to qualify as assets held for sale under the specific provision of SFAS 144. Accordingly, the results of operations of the schools and campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, in accordance with SFAS 144, as we expect to complete the Sale Plan within a year, assets and liabilities of the schools and campuses within the Sale Group are reflected as current assets held for sale and current liabilities held for sale on our consolidated balance sheet as of June 30, 2007.

Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, we recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of our schools and campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI Schools). The charge is reflected as a component of loss from discontinued operations on our consolidated statement of operations for the year ended June 30, 2007.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined summary results of operations for the Sale Group is reflected as discontinued operations in our consolidated statements of operations for the years ended June 30 2007, 2006, and 2005, are as follows:

	For the fiscal years ending June 30,
	2007	2006	2005
	(in thousands)
Total Discontinued Operations
Net revenue	$37,833	$40,565	$34,600
(Loss) income before income tax, including estimated loss on disposal	(10,039)	(1,371)	881
Income tax (benefit) expense	(1,363)	(333)	283

Total net (loss) income from discontinued operations	$(8,676)	$(1,038)	$598

Combined summary of assets and liabilities of the Sale Group at June 30, 2007 and 2006, are as follows:

	As of June 30,
	2007	2006
	(in thousands)
Assets
Current Assets:
Accounts receivable, net of allowance for doubtful accounts of $1,320 and $1,548 at June 30, 2007 and 2006, respectively	$557	$691
Student notes receivable, net of allowance for doubtful accounts of $2 and $12 at June 30, 2007 and 2006, respectively	11	25
Prepaids & other current	1,080	1,874

Total Current Assets	1,648	2,590
Property, and equipment, net	5,446	5,463
Goodwill	1,907	6,907
Other Intangibles, net	1,599	1,708
Deposits & other assets	40	45

Total Assets	$10,640	$16,713

Liabilities
Current Liabilities:
Accounts payable	$343	$1,037
Accrued compensation and related liabilities	1,023	1,401
Accrued expenses	219	341
Prepaid tuition	5,072	6,657
Other liabilities	2,973	—

Total Current Liabilities	9,630	9,436
Other long-term liabilities	—	3,050

Total Liabilities	$9,630	$12,486

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Detail of Selected Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	As of June 30,
	2007	2006
	(In thousands)
Prepaids	$23,103	$17,267
Course materials	6,634	9,001
Other current assets	2,096	5,146
Income tax refund receivable	12,787	11,357

	$44,620	$42,771

Property and equipment consist of the following:

	As of June 30,
	2007	2006
	(In thousands)
Furniture and equipment	$122,895	$93,283
Computer hardware and software	69,591	47,816
Leasehold improvements	122,038	117,227
Land	1,888	1,888
Buildings	37,723	34,196

	354,135	294,410
Less—accumulated depreciation and amortization	(137,509)	(100,789)

	$216,626	$193,621

Depreciation expense associated with property and equipment was $39.2 million, $35.7 million and $32.0 million for the years ended June 30, 2007, 2006 and 2005, respectively. The amortization for leasehold improvements included in the totals above, was approximately $16.0 million, $11.8 million and $10.3 million for the years ended June 30, 2007, 2006 and 2005, respectively. The gross cost of assets recorded under capital building leases, included above, totaled approximately $15.5 million and $18.6 million for the years ended June 30, 2007 and 2006, respectively. The accumulated amortization related to these assets is approximately $1.2 million and $2.0 million as of June 30, 2007 and 2006, respectively.

In accordance with its policy on impairment of long-lived assets, the Company identified impairment losses for assets to be held and used during fiscal 2007 and 2006. These losses, which are reflected in the Consolidated Statements of Operations as “Impairment, facility closing, and severance charges” totaled $0.1 million and $0.2 million, in 2007 and 2006, respectively. See Note 10 – Impairment, Facility Closing and Severance Charges.

Intangible assets consist of the following:

	As of June 30,
	2007	2006
	(In thousands)
Goodwill, net:
Goodwill	$192,375	$193,887
Less—accumulated amortization	(2,421)	(2,421)

Goodwill, net	$189,954	$191,466

Other Intangibles

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30,
	2007	2006
	(In thousands)
Non-amortizable intangibles:
Accreditation	$21,821	$21,718
Trade names	14,033	18,943

Non-amortizable intangibles	$35,854	$40,661

Amortizable intangibles:
Curriculum	$17,362	$16,245
Other	2,155	1,958

Amortizable intangibles	$19,517	$18,203

Less—accumulated amortization	(13,788)	(11,588)
Amortizable intangibles	$5,729	$6,615

Other intangibles, net	$41,583	$47,276

The changes in the carrying amount of goodwill for the year ended June 30, 2007, were as follows (in thousands):

Goodwill balance as of June 30, 2006	$191,466
Goodwill impairment	(182)
Currency translation adjustment	2,501
Goodwill adjustment pursuant to business combination (tax provision)	(3,831)

Goodwill balance as of June 30, 2007	$189,954

Amortization expense associated with intangibles was $1.4 million, $1.5 million and $3.0 million for the years ended June 30, 2007, 2006 and 2005, respectively. Curriculum is amortized over a range of three to fifteen years. The total weighted-average amortization period for intangible assets subject to amortization is approximately four years as of June 30, 2007. Additionally, the Company recognized non-compete agreement expense totaling approximately $0.2 million, $0.3 million and $0.3 million for the years ended June 30, 2007, 2006 and 2005, respectively.

As of June 30, 2007, estimated future amortization expense is as follows (in thousands):

2008	$1,511
2009	1,409
2010	1,125
2011	1,107
2012	470
Thereafter	107

Total	$5,729

Accrued expenses consist of the following:

	As of June 30,
	2007	2006
	(In thousands)
Accrued advertising	$2,197	$2,627
Accrued legal expenses	7,150	1,730
Other	8,488	7,138

	$17,835	$11,495

Note 4—Student Notes Receivable

Student notes receivable represent loans that have maturity dates that generally range between 12 months to 60 months from the loan origination date. The interest charged on the notes generally ranges from 12 to 18 percent per annum. Included in the consolidated balance sheet at June 30, 2007 is $13.4 million in notes receivable.

Note 5—Business Acquisitions/Dispositions

During fiscal 2006 we completed the sale of substantially all the assets of CDI’s corporate training division, CDI Education. The Company recognized a gain of approximately $1.4 million (pre-tax) which is included within other (income) expense on the Consolidated Statement of Operations.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 6—Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	As of June 30,
	2007	2006
	(In thousands)
Promissory note due April 2007, with interest at 10.95% per annum, secured by certain land and improvements, fully paid in April 2007.	$—	$1,143
Credit facility obligations, with interest at 7.2% per annum	112,913	31,390
Capital lease obligations	15,514	14,476
Other	11	52

	128,438	47,061
Less—current portion of long-term debt	(11)	(1,183)
Less—current portion of capital lease obligations	(373)	(325)

	$128,054	$45,553

The Company leases certain facilities under capital leases, which require monthly lease payments of approximately $0.2 million. The leases have interest rates ranging from 7.6% to 11.7% and expire through January 2027.

Principal payments due under the long-term debt arrangements and future minimum lease payments under the capital lease obligations discussed above are as follows:

	Fiscal Years Ending June 30,
	Capital Lease Obligations	Credit Facility Obligations	Total
	(In thousands)
2008	$1,993	$—	$1,993
2009	1,996	—	1,996
2010	1,996	—	1,996
2011	1,996	112,913	114,909
2012	2,041	—	2,041
Thereafter	21,021	—	21,021

	31,043	112,913	143,956
Less—portion representing interest	(15,518)	—	(15,518)

Present value of minimum lease payments	15,525	112,913	$128,438
Less—current portion	(384)	—	(384)

Total	$15,141	$112,913	$128,054

In June 2002, the Company entered into a credit agreement for $100.0 million with a syndication of financial institutions administered by Bank of America, N.A that would have expired in July 2005. In August 2003, the Company amended and restated the credit facility, and increased it to $235 million, of which $185 million was a domestic facility and $50 million was a Canadian facility that would have expired in August 2006. On June 8, 2005, the Company Amended and Restated the credit facility for a second time. On August 10, 2007, we executed Amendment No. 1 to our second amended and restated credit facility dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and an ED financial responsibility composite score ratio. As of June 30, 2007, after giving effect to Amendment No. 1 to the credit facility, we were in compliance with all of the covenants. As of June 30, 2007, the credit facility had borrowings outstanding of $112.9 million and approximately $11.2 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries. Average daily borrowings outstanding amounted to $31.4 million in fiscal 2007, $41.7 million in fiscal 2006 and $46.4 million in fiscal 2005.

Note 7—Common Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2007, there were no outstanding shares of preferred stock.

Common Stock

The Company’s issued and outstanding common stock is entitled to one vote per share on all matters.

Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

Employee Stock Purchase Plan

In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the ESPP. At June 30, 2007, employees had purchased 428,531 shares and 1,571,469 shares were still available for purchase under the ESPP.

Stock Options and Restricted Stock Units (“RSUs”)

The Company maintains the Corinthian Colleges, Inc. 1998 Performance Award Plan, as amended, (the “1998 Plan”), which has been approved by the Company’s stockholders. On November 20, 2003, the Company’s stockholders approved the Company’s 2003 Performance Award Plan, as amended, (the “2003 Plan”), which authorized the issuance by the Company of up to the sum of (a) 11,300,000 additional shares of the Company’s Common Stock, plus (b) the number of any shares subject to stock options granted under the 1998 Plan which expire or for any reason are cancelled or terminated without being exercised after the adoption of the 2003 Plan, plus (c) the number of any shares subject to stock options granted under the 2004 Plan which expire or for any reason are cancelled or terminated without being exercised after the termination of the 2004 Plan. When the 2003 Plan was approved by the Company’s stockholders, the Company’s ability to grant new awards under the 1998 Plan terminated, but did not affect awards then outstanding under the 1998 Plan. On November 17, 2004, the Company’s Board of Directors also approved the Company’s 2004 New Hire Plan (the “2004 Plan”) (the 1998 Plan, the 2003 Plan and the 2004 Plan are collectively referred to as the “Plans”), which authorized the issuance of up to 265,000 additional shares of the Company’s Common Stock, but only as an inducement material to the award recipient’s entering into employment with the Company and only if the recipient was not previously an employee or director of the Company (or following a bona fide period of non-employment). When the 2003 Plan amendment and restatement was approved, a resolution was passed by the Board of Directors that terminated the Company’s ability to grant new awards under the 2004 Plan, but did not affect awards then outstanding under the 2004 Plan.

As of June 30, 2007, the number of stock options, stock units, stock appreciation rights or other common stock-based securities available for future grant to directors, officers, employees and other eligible persons were 6,363,036 under the 2003 Plan. Options granted under the Plans were issued at exercise prices ranging from $1.56—$33.83 per share and have expiration dates not longer than 10 years. RSUs can be settled only by delivery of the Company’s Common Stock. Options and RSUs generally vest over a period of one to four years.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted SFAS No. 123(R) during the first quarter of fiscal 2006 in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The use of an expected forfeiture rate is not required in the Black-Scholes pricing model. Expected volatilities are based on combining and weighting implied market volatilities and the Company’s historical volatility. The Company uses historical data to estimate forfeitures and years until exercise within the valuation model. In accordance with SFAS No. 123(R) the Company’s estimate of forfeitures should be adjusted as actual forfeitures differ from its estimates, resulting in the recognition of compensation costs only for those awards that actually vest. Accordingly, during the second quarter of fiscal 2007, the Company adjusted its estimated forfeiture rate to reflect actual experience and will continue to do so on an ongoing basis as actual forfeitures differ from its estimates. If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the stock-based compensation expense that the Company records may differ from what was recorded in the previous period.

The expected life of options granted represents the period of time for which the options are expected to be outstanding. The risk-free interest rate is derived from the U.S. treasury yield curve in effect at the date of grant. The Company’s policy is not to pay cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option pricing model.

Fiscal Year Ended June 30, 2007
Risk-free rate	4.8%
Expected years until exercise	4.8 years
Expected stock volatility	40%
Expected dividends	—
Expected forfeiture rate	10.4%

A summary of the status of the Company’s stock options is presented below:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2006	9,074	$14.91
Stock options granted during the year	1,871	$12.45
Stock options exercised	(367)	$8.46
Forfeitures or expired	(1,026)	$18.27

Outstanding at June 30, 2007	9,552	$14.39	5.8	$39,300

Exercisable at June 30, 2007	6,342	$15.38	5.2	$26,894

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.29 as of the end of fiscal 2007, which would have been received by the option holders had all option holders exercised their options as of that date. As of the date of exercise, the total intrinsic value of options exercised in fiscal 2007, 2006, and 2005 was $2.1 million, $3.9 million, and $6.4 million, respectively.

Pursuant to SFAS No. 123(R), the weighted-average fair value of stock options granted during fiscal 2007, 2006, and 2005 was $5.15, $6.66, and $11.16 per share, respectively.

As of June 30, 2007, there was $18.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested during fiscal year 2007, 2006 and 2005, was $8.4 million, $8.0 million and $52.9 million, respectively.

During fiscal year 2007, the Company issued 366,823 shares in connection with the exercise of stock options. The stock options exercisable at June 30, 2007, 2006, and 2005 were 6,341,998; 6,557,309; and 6,750,105 respectively.

During fiscal 2007, the Company granted 200,291 RSUs with a weighted average fair value of $12.52. As of June 30, 2007, there were 401,926 RSUs outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal years 2005 and earlier the Company accounted for stock option awards which vested under the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees”, and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” No compensation expense related to stock option awards was recognized during those prior years. If the Company had adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

Fiscal Year Ended June 30, 2005
(In thousands, except per share data)
Net income, as reported	$58,423
Add: Stock-based compensation	311
Deduct: Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(37,181)

Pro forma net income	$21,553

Basic earnings per share:
As reported	$0.64
Pro forma	$0.24
Diluted earnings per share:
As reported	$0.63
Pro forma	$0.23

Pursuant to SFAS No. 123, the weighted-average fair value of stock options granted during fiscal 2005 was $11.16.

The effects of applying SFAS No. 123 on the above pro-forma disclosures are not necessarily indicative of future amounts. The fair value of each option, stock appreciation grant, and other common stock-based securities was estimated on the date of grant using the Black-Scholes method with the following assumptions:

2005
Risk-free rate	3.93%
Expected years until exercise	7 years
Expected stock volatility	105%
Expected dividends	$—

On June 30, 2005, the Compensation Committee of the Company accelerated the vesting of all outstanding stock options granted under the Company’s 1998 Plan, 2003 Plan and 2004 Plan with per share exercise prices that were above $12.77 (the closing market price on June 30, 2005), so that each such option became fully vested. In the case of officers of the Company, this accelerated vesting was conditioned on such optionee entering into a lock-up agreement (the “Lock-Up”) providing that he or she will not, subject to limited exceptions, sell, transfer or otherwise dispose of any shares acquired upon exercising the accelerated portion of the option before that portion of the option would have otherwise vested under the terms of the applicable option agreement. As a result of this action, options to purchase approximately 3.0 million shares of the Company’s common stock became immediately exercisable. This includes options to purchase approximately 1.6 million shares of the Company’s common stock held by the Company’s officers with the titles of Division President, Vice President, Senior Vice President, Executive Vice President, Chief Executive Officer and Chairman of the Board (which includes all of its Named Executive Officers), all of which are subject to the Lock-Up. Approximately 2.1 million unvested options to purchase shares of the Company’s common stock, with per share exercise prices equal to or below $12.77, were not accelerated and remain subject to time-based vesting. The purpose of the accelerated vesting of these options was to eliminate the compensation expense that the Company would otherwise recognize in the Consolidated Statement of Operations in future financial statements with respect to these options upon the adoption of SFAS No. 123(R).

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuance

At June 30, 2007, the Company has reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of the ESPP and future issuances of stock options under the 2003 Plan (in thousands):

Fiscal Year Ended June 30, 2007
(in thousands)
Reserved for ESPP stock	1,572
Reserved for stock options and RSUs outstanding and available for grant	6,363

Total	7,935

In fiscal 2006 the Company completed a review of its historic stock option grant practices. As a result of the review, the Company determined that it had unrecorded non-cash equity-based compensation charges associated with certain of its historical stock option grants. The Company believes, however, that these previously unrecorded expenses are not material to its financial statements in any of the periods to which such charges would have related and therefore, did not restate any of its historic financial statements to record such charges. The Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the fiscal 2006 Financial Statements”, (“SAB 108”). In accordance with the transition provisions of SAB 108, the Company recorded the cumulative effect of the additional non-cash stock option compensation expense and employment taxes from fiscal years 2001 through 2005 as an entry to the beginning retained earnings balance at July 1, 2005.

Note 8—Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share restated to reflect the two for one stock splits effected in the form of a stock dividend in March 2004:

	Fiscal Years Ended June 30,
	2007	2006	2005
	(In thousands)
Basic common shares outstanding	85,887	88,627	90,678
Effects of dilutive securities:
Stock options and restricted stock units	1,210	1,346	2,082

Diluted common shares outstanding	87,097	89,973	92,760

On October 27, 2005, the Company’s Board of Directors approved a share repurchase of up to $70 million of the Company’s common stock. From November 2005 through January 2006, the Company purchased 5,708,978 shares at a total cost of $70.0 million (an average share price of $12.26 per share). During the fourth quarter of fiscal 2006 the shares of treasury stock were retired.

On October 31, 2006, the Company’s Board of Directors approved a share repurchase of up to $50 million of the Company’s common stock. From November 2006 through May 2007, the Company purchased 2,256,638 shares at a total cost of $31.4 million (an average share price of $13.90 per share).

Note 9—Income Taxes

The components of the income tax provision from continuing operations are as follows:

	Fiscal Years Ended June 30,
	2007	2006	2005
	(In thousands)
Current provision:
Federal	$6,578	$21,907	$23,313
State	1,663	3,097	3,754

	8,241	25,004	27,067

Deferred provision:
Federal	1,469	(1,560)	6,171
State	98	(348)	1,551
Foreign	(461)	950	(250)

	1,106	(958)	7,472

Total provision for income taxes	$9,347	$24,046	$34,539

Actual income tax provision differs from the income tax provision from continuing operations computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2007, 2006 and 2005 to income (loss) before provision for income taxes as follows:

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years Ended June 30,
	2007	2006	2005
	(In thousands)
Provision at the statutory rate	$8,839	$23,298	$32,327
State income tax provision, net of federal benefit	1,145	1,787	3,448
Other	(637)	(1,039)	(1,236)

	$9,347	$24,046	$34,539

The components of the Company’s deferred tax asset and liability are as follows:

	As of June 30,
	2007	2006
	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	9,790	7,049
Accrued vacation	3,726	3,325
State taxes	173	1,293
Net operating loss carry forwards	30	845
Acquisition accruals	946	1,522
Workers’ compensation accrual	1,586	2,526
Accrued rent	4,500	4,063
Other	5,005	2,787
Valuation allowance	—	(2,467)

Current deferred tax asset	25,756	20,943

Non-current deferred tax asset (liability):
Notes receivable allowance for doubtful accounts	1,415	925
Stock compensation cost	4,194	3,304
Net operating loss carry forwards	727	955
Deferred rent	11,370	11,084
Depreciation	(24,412)	(25,751)
Acquisition intangibles	(12,439)	(10,646)
Capital assets	(6,082)	(1,891)
Other	(3,071)	(2,371)
Valuation allowance	—	(2,874)

Non-current deferred tax liability	(28,298)	(27,265)

	$(2,542)	$(6,322)

The Company has acquired various companies with net operating losses that may be utilized in future years. At June 30, 2007, the Company had state net operating loss carry forwards of approximately $0.5 million with expiration dates beginning on June 30, 2014. In addition, the Company has Canadian non-capital loss carryovers of approximately CAD $2.2 million with an expiration date on June 30, 2014.

Due to continuing operating profits, the Company concluded in fiscal 2007 that it is “more likely than not” that CDI’s deferred tax assets would be realized. Accordingly, the Company reduced the valuation allowance on CDI’s deferred tax assets by $5.3 million. As a result of the realization of acquired non-capital loss carryovers and the change in judgment regarding CDI’s valuation allowance, the Company reduced goodwill by $3.7 million during fiscal 2007. The Company’s current intent is to re-invest in Canada all earnings from CDI. Accordingly, no deferred taxes have been provided on CDI’s un-remitted earnings.

The Company has tax deductible goodwill in the amount of $32.3 million as of June 30, 2007. During fiscal 2007, 2006 and 2005, $19.9 million, $63.0 million and $94.5 million, respectively, of the Company’s income from continuing operations was generated in the United States.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Impairment, Facility Closing, and Severance Charges

During fiscal 2007 the decision was made to consolidate additional brands as the Company continues to establish the national Everest brand. As a result of the decision, the Company reviewed the related intangible asset of trade name for possible impairment in accordance with SFAS 142. Based on the results of the review, the Company recognized an impairment charge of $4.8 million, which primarily represented the trade name value impacted by the name change. The company also recorded lease termination costs $1.4 related to student housing, a facility closing charge of $0.6, million related to the campus in Victoria, British Columbia, and approximately $2.9 million related to severance expense, partially associated with the retirement of David Moore as Chairman of the Board of Directors and as an employee of the Company.

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

The components of the charges and the related balance sheet accounts for fiscal year 2007 and 2006 were as follows (in thousands):

	Goodwill & Intangible Asset Impairment	Fixed Asset Write-offs	Severance and Benefits	Facility Related	Total
Balance at June 30, 2005	$—	$—	$456	$4,778	$5,234
Charges	2,293	222	833	822	4,170
Adjustments			36	167	203
Cash payments	—	—	(487)	(2,124)	(2,611)
Asset writedowns	(2,293)	(222)	—	—	(2,515)

Balance at June 30, 2006	$—	$—	$838	$3,643	$4,481
Charges	4,807		2,922	1,983	9,712
Adjustments			166	(73)	93
Cash payments	—		(3,449)	(1,927)	(5,376)
Asset writedowns	(4,807)		—	—	(4,807)

Balance at June 30, 2007	$—	$—	$477	$3,626	$4,103

Note 11—Commitments and Contingencies

Leases

The Company leases most of its operating facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2027. In most cases, the facility leases require the Company to pay various operating expenses of the facilities in addition to base monthly lease payments. In certain cases, the Company has renewable options and or leases containing ordinary rental escalations on the space. Future minimum lease payments under operating leases are as follows for the twelve months ending June 30:

Operating Leases
(In thousands)
2008	$80,815
2009	72,302
2010	65,736
2011	61,962
2012	50,876
Thereafter	209,020

$540,711

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease expense (facility and equipment) for the fiscal years ended June 30, 2007, 2006 and 2005 amounted to $74.0 million, $74.0 million and $68.0 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying consolidated statements of operations.

Legal Matters

In the ordinary conduct of its business, the Company and its colleges are subject to lawsuits, investigations and claims, including, but not limited to, claims involving students, graduates and employment-related matters. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed below will not have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on April 15, 2005, the Company received another complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Alvarez first amended and supplemental complaint named ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Satz and Travis plaintiffs seek recovery of compensatory damages and attorneys’ fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company is continuing to pursue its remedies against Satz related to these findings. The Company believes the other complaints are likewise without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations. The Company has filed motions to compel arbitration in Alvarez, and the Travis court compelled that case to arbitration.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of the Company’s common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases were consolidated into one action. A first consolidated amended complaint was filed in February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On April 24, 2006, the Court granted the Company’s motion to dismiss the plaintiff’s third consolidated amended complaint with prejudice. The plaintiff has appealed the dismissal to the Federal Ninth Circuit Court of Appeals. The Company intends to continue vigorously defending itself and its current and former officers in this matter.

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

The Company has previously reported that it received document requests from the California Attorney General’s Office (the “CAG”) starting in June 2004. The CAG made supplemental information requests, and Company personnel and counsel met with representatives of the CAG on numerous occasions. On July 31, 2007, the company reached a settlement with the CAG by way of a court-approved, stipulated judgment. The settlement does not constitute a finding or evidence of wrongdoing, and the company specifically denied any wrongdoing as part of the agreement. The financial terms of the settlement totaled approximately $6.5 million, which includes payments to the CAG for its discretionary use, administrative costs, future consumer education and protection, and debt forgiveness for former students. Additionally, the Company agreed to cease enrolling students in 11 programs in nine California campuses and to other injunctive relief. The Company does not expect its future obligations under the settlement to have a material adverse impact on its results of operation or financial condition.

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

The Company has previously reported a lawsuit, subsequently compelled to arbitration, entitled Nancy Tsai v. Corinthian Colleges, Inc., et al., filed by twenty-four current or former medical assisting students from the Company’s National Institute of Technology campus in Long Beach. The Company has resolved that matter through an immaterial settlement, a significant portion of which was paid by the Company’s former insurance carrier.

The Company has previously reported a number of lawsuits, subsequently compelled to arbitration or stayed by trial courts pending the outcome of arbitrations, collectively referred to in prior filings as Jaclyn Fisher, et al. v. Corinthian Colleges, Inc. These lawsuits and arbitration proceedings ultimately included more than one hundred students from the Company’s campuses in Tacoma, Renton and Lynwood, Washington. The Company has resolved these matters through an immaterial settlement, the majority of which was paid by the Company’s former insurance carrier.

The Company has previously reported that Florida Metropolitan University, Inc. (“FMUI”), a wholly-owned subsidiary of the Company, had received two investigative records subpoenas from the Florida Attorney General’s office (the “FL AG”), as well as additional information requests via correspondence. On August 21, 2007 the Company resolved the FL AG’s investigation by entering into an assurance of voluntary compliance (the “AVC”) with the FL AG’s office. In entering into the AVC, the Company denied that it engaged in any conduct that violates any law or rule or that constitutes any unethical, tortious or otherwise inappropriate conduct. The AVC does not require the Company to materially modify its business practices, and the Company paid no fines, restitution or penalties as part of the settlement. The Company agreed to make an immaterial payment to the FL AG’s office to resolve the inquiry, which the FL AG’s office is free to use to offset its investigative costs and attorneys’ fees, or for consumer education, consumer protection efforts, donations to charitable organizations, or other educational purposes.

In January 2006, the Company was served with a lawsuit captioned Mercidita Garcia, et al. v. Corinthian Colleges, Inc., filed by fourteen current or former surgical technologist students from the Company’s Parks College located in Thornton, Colorado. The counsel for the plaintiffs claimed to represent additional former surgical technologist students at this campus. The plaintiffs alleged negligent/intentional misrepresentations/omissions and violations of the state consumer protection act regarding alleged misrepresentations about the program. The complaint did seek certification as a class action. The Company removed this case to federal court and, on October 20, 2006, the court dismissed the complaint and compelled the plaintiffs to binding arbitration. In August 2007, approximately 30 former students filed claims in arbitration regarding the foregoing matters. The Company intends to vigorously defend itself in this matter.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has previously reported that the Securities and Exchange Commission (the “SEC”) commenced a review of the Company’s historic stock option grants in August 2006. In July 2007, the Company received notice that the SEC staff had completed its inquiry and recommended no enforcement action at this time.

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

The Company is aware of several state attorneys general who have opened inquiries or investigations into arrangements between lenders and institutions of higher education with regard to alternative student loans—i.e., loans not sponsored or guaranteed by any governmental agency. In this regard, the Company has received requests for information from the Attorney General of the State of Illinois regarding our relationships with student loan providers. The Company has also received a Civil Investigative Demand from the Arizona Attorney General’s office requesting substantially equivalent information. The Company has been informed by the Arizona AG’s office and the Illinois AG’s office that both are conducting wide-ranging inquiries of student lending practices generally, and that the Company is not the sole recipient of this type of information request. The Company has responded to both information requests and intends to cooperate fully with both inquiries.

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

As of June 30, 2007, the Company had established aggregate reserves of approximately $7.2 million for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 12—Employee Benefit Plans

The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code (the Plan). Employees classified as “regular” status as defined and who are regularly scheduled to work at least 30 hours per week (20 hours per week for instructors) are eligible to participate in the Plan beginning the first of the month following one month of employment. Company contributions begin the first of the month following 12 months of employment and 1,000 hours worked. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period from the date of employment. Company contributions to the plan were approximately $3.0 million, $2.4 million and $2.2 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Note 13—Governmental Regulation

The Company and each institution are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, HEA, and the regulations promulgated thereunder by ED subject the institutions to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED and certified as eligible by the ED. The ED will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the ED on an ongoing basis. As of June 30, 2007, management believes the Company’s institutions were in compliance with the applicable regulations in all material respects.

The HEA requires accrediting agencies to review many aspects of an institution’s operations in order to ensure that the training offered is of sufficiently high quality to achieve satisfactory outcomes. Failure to demonstrate compliance with accrediting standards may result in the imposition of probation or Show Cause orders, or the requirements of periodic reports, and ultimately the loss of accreditation if deficiencies are not remediated.

In a letter from ACCSCT dated June 8, 2007, the Company was informed of a Probation action regarding our Everest College campus in San Francisco, CA. In another letter from ACCSCT dated June 8, 2007, the Company was informed of a Probation action regarding our Everest Institute campus in Houston, Texas. In a letter from ABHES dated July 26, 2007, the Company was informed of a Show Cause action regarding our NST campuses in Miami and Hialeah, Florida. With respect to the schools identified above which have been placed on Probation or received Show Cause orders, each of these locations represented less than 1.6% of our campuses fiscal 2007 operating profit (before corporate overhead allocation) individually, and less than 2.9% in aggregate.

Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 1998. Consequently, Congress has been considering the reauthorization of the HEA.

A significant component of Congress’ initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rate). Although the Company is not obligated to repay any of its students or former students defaults on payments of federally guaranteed student loans, if such default rates equal or exceed 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students will be denied access to the federally guaranteed student loan programs. An institution whose cohort default rate under certain Title IV Programs for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the ED.

All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements and following a change of ownership of the institution.

The ED calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the ED’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the ED in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 2007, all of the Company’s U.S. institutions and the Company on a consolidated basis satisfied each of the ED’s standards of financial responsibility.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Selected Quarterly Financial Summary (Unaudited)

	Fiscal Quarters				Fiscal Year
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Fiscal 2007
Net revenues (2)	$222,089	$235,119	$241,051	$234,923	$933,182
Income from continuing operations (2)	2,337	3,259	12,546	(2,234)	15,908
(Loss) Income from discontinued operations (2)	(937)	(676)	(541)	(6,522)	(8,676)
Net income	1,400	2,583	12,005	(8,756)	7,232
Income per share (1):
Basic	$0.02	$0.03	$0.14	$(0.10)	$0.08
Diluted	$0.02	$0.03	$0.14	$(0.10)	$0.08
Fiscal 2006
Net revenues (2)	$227,153	$234,454	$239,231	$225,243	$926,081
Income from continuing operations (2)	8,066	11,323	14,833	8,298	42,520
(Loss) Income from discontinued operations (2)	(688)	(600)	(174)	424	(1,038)
Net income	7,378	10,723	14,659	8,722	41,482
Income per share (1):
Basic	$0.08	$0.12	$0.17	$0.10	$0.47
Diluted	$0.08	$0.12	$0.17	$0.10	$0.46
Fiscal 2005
Net revenues (2)	$217,436	$237,971	$243,496	$230,062	$928,965
Income from continuing operations (2)	14,934	19,950	21,673	1,268	57,825
(Loss) Income from discontinued operations (2)	(325)	470	(30)	483	598
Net income	14,609	20,420	21,643	1,751	58,423
Income per share (1):
Basic	$0.16	$0.23	$0.24	$0.02	$0.64
Diluted	$0.16	$0.22	$0.23	$0.02	$0.63

(1)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share may not agree with the annual earnings per share amount for the corresponding year.

(2)	Amounts prior to fourth quarter of 2007 reflected in the table above differ from previously filed quarterly reports. During the fourth quarter of 2007 we began to classify the results of operations related to specific campuses held for sale as discontinued operations. See Note 2 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion of our discontinued operations.

Note 15—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2005	19,171	45,594	(44,566)	20,199
Year ended June 30, 2006	20,199	48,002	(50,116)	18,085
Year ended June 30, 2007	18,085	52,137	(47,080)	24,142
Student notes receivable:
Year ended June 30, 2005	1,511	448	(12)	1,947
Year ended June 30, 2006	1,947	(141)	437	2,243
Year ended June 30, 2007	2,243	1,673	(466)	3,450

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain information in response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2007. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

Corporate Governance

We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer, controller, and any person performing similar functions). This Code of Business Conduct and Ethics is available on our website at http://www.cci.edu under the heading “Investor Relations.”

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K will be included in the Company’s 2007 Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2007, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

The required financial statements and financial statement schedules of the Company and its subsidiaries are included in Part II, Item 8, of this Form 10-K. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require the submission of such schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Incorporation Reference
2.2+	Stock Purchase and Sale Agreement, dated as of June 9, 2003, by and among Corinthian Colleges, Inc., Career Choices, Inc., Lombard North American Partners, L.P., Kenneth Years, Alexander Hehmeyer, Paul Rerucha, Nancy Rerucha, Wallace Wright, Lane Hart, Hamilton Oswald, Kimberly Lothyan, Guy Bell, Amy Kuntz, Michael Sherbourne, Joseph File, Howard Jessup and William Calvert, excluding exhibits, appendices and schedules thereto	(a	)

2.7+	Asset Purchase Agreement, dated as of June 17, 2004, by and among Florida Metropolitan University, Inc., A.M.I., Inc., a Tennessee corporation, and Lamar Williams	(b	)

2.8+	Asset Sale Agreement, dated as of September 21, 2005, by and between CDI Career Development Institutes Ltd. and CrossOff Incorporated, excluding appendices and schedules thereto	(c	)

3.1 +	Amended and Restated Certificate of Incorporation	(d	)

3.4 +	Amended and Restated Bylaws of the Company	(e	)

10.52+	1998 Performance Award Plan of the Company	(f	)

10.53+	Executive Deferral Plan of the Company	(g	)

10.54+	Form of Director Stock Option Agreement under the 2003 Performance Award Plan of the Company	(h	)

10.55+	Form of Incentive Stock Option Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(i	)

10.56+	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(j	)

10.57+	2004 New-Hire Award Plan of the Company	(k	)

10.58+	Form of Option Agreement under the 2004 New-Hire Award Plan of the Company	(l	)

10.59+	Form of Restricted Stock Unit Award Agreement under the 2004 New-Hire Award Plan of the Company	(m	)

10.60+	Amendment 2005-1 to the 2004 New-Hire Award Plan of the Company	(n	)

10.61+	Employment Agreement dated February 10, 2005 between the Company and Kenneth S. Ord	(o	)

10.62+	Second Amended and Restated Credit Agreement, dated as of June 8, 2005, among the Company, Corinthian Canada Acquisition, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, Union Bank of California, N.A., as Syndication Agent, U.S. Bank National Association and JPMorgan Chase Bank, as Co-Documentation Agents, each Lender from time to time party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(p	)

10.62.1+	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of August 10, 2007, among the Company, CDI Career Development Institutes Ltd., the Lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic L/C Issuer and Domestic Swing Line Lender, Bank of America, N.A., acting through its Canadian Branch, as Canadian Administrative Agent, Canadian L/C Issuer and Canadian Swing Line Lender, and certain other agents	(q	)

Exhibit Number	Description of Exhibit	Incorporation Reference
10.63+	Form of Lock-Up Agreement between the Company and each of the officers of the Company with the title of Division President, Vice President, Senior Vice President, Executive Vice President, Chief Executive Officer or Chairman of the Board, each entered into as of June 30, 2005	(r	)

10.64+	Description of Verbal Arrangements with Members of the Company’s Board of Directors	(s	)

10.65+	Form of Employment Agreement, distributed August 10, 2005, between the Company and each of William B. Buchanan, Robert C. Owen and Mark Pelesh	(t	)

10.66+	Form of Stock Option Agreement Amendment between the Company and each of its Directors	(u	)

10.67+	2003 Performance Award Plan of the Company, as amended and restated	(v	)

10.68+	Form of Employment Agreement by and between the Company and each of Peter Waller, Beth Wilson and Stan Mortensen	(w	)

10.69+	Form of Employment Agreement by and between the Company and David G. Moore	(x	)

10.70+	Form of Executive Bonus Agreement under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers	(y	)

10.71+	Form of Executive Bonus Agreement under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers	(z	)

10.72+	Form of Non-Qualified Stock Option Agreement issued to certain executive officers under the 2003 Performance Award Plan	(aa	)

10.73+	Form of Employment Agreement amended and restated as of August 21, 2007, by and between the Company and Jack D. Massimino	(bb	)

10.74+	Form of performance-related Nonqualified Stock Option Agreement to be entered into between the Company and Jack D. Massimino under the 2003 Performance Award Plan	(cc	)

10.75	Form of Restricted Stock Unit Award Agreement under the 2003 Performance Award Plan of the Company

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

(b)	Incorporated by reference to the like-numbered exhibit of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2004.

(c)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2005.

(d)	Incorporated by reference to Appendix B of the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on December 15, 2006.

(e)	Incorporated by reference to Exhibit 3.1 of the Report on Form 8-K as filed with the Securities and Exchange Commission on February 3, 2006.

(f)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.

(g)	Incorporated by reference to Exhibit 4 of the Company’s Form S-8 filed with the Securities and Exchange Commission on August 3, 2004.

(h)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.

(i)	Incorporated by Reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.

(j)	Incorporated by Reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.

(k)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.

(l)	Incorporated by Reference to Exhibit 10.2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.

(m)	Incorporated by Reference to Exhibit 10.2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.

(n)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.

(o)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005.

(p)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2005.

(q)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.

(r)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

(s)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2005.

(t)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2005.

(u)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.

(v)	Incorporated by Reference as Appendix A to the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 14, 2005.

(w)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2006.

(x)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006.

(y)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2006.

(z)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2006.

(aa)	Incorporated by Reference to the like-numbered exhibit of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2006.

(bb)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2007.

(cc)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2007.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/s/ JACK D. MASSIMINO	By:	/s/ KENNETH S. ORD	By:	/s/ ROBERT C. OWEN
	Jack D. Massimino Chief Executive Officer, Director (Principal Executive Officer) August 29, 2007		Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer) August 29, 2007		Robert C. Owen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer) August 29, 2007

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

Signature	Title	Date

/s/ JACK D. MASSIMINO Jack D. Massimino	Chief Executive Officer, Director (Principal Executive Officer)	August 29, 2007

/s/ TERRY O. HARTSHORN Terry O. Hartshorn	Chairman of the Board	August 29, 2007

/s/ PAUL ST. PIERRE Paul St. Pierre	Director	August 29, 2007

/s/ ALICE T. KANE Alice T. Kane	Director	August 29, 2007

/s/ LINDA AREY SKLADANY Linda Arey Skladany	Director	August 29, 2007

/s/ HANK ADLER Hank Adler	Director	August 29, 2007

/s/ DAVID G. MOORE David G. Moore	Director	August 29, 2007

/s/ ROBERT LEE Robert Lee	Director	August 26, 2007