Form 10-Q
period 2007-09-30
CORINTHIAN COLLEGES INC
filed 2007-11-09
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

At November 1, 2007, there were 84,817,869 shares of Common Stock of the Registrant outstanding.

CORINT HIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the First Quarter Ended September 30, 2007

EXPLANATORY NOTE

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools are sold. Each of the campuses within the Sale Group is available for immediate sale in its present condition, and we expect to complete the sale of these schools in fiscal 2008. We expect to have no significant continuing involvement with the entities after they have been sold. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,861	$99,789
Marketable securities	1,200	15,000
Accounts receivable, net of allowance for doubtful accounts of $27,899 and $24,142 at September 30, 2007 and June 30, 2007, respectively	87,922	75,289
Student notes receivable, net of allowance for doubtful accounts of $1,252 and $953 at September 30, 2007 and June 30, 2007, respectively	4,439	3,785
Deferred income taxes	27,328	25,756
Prepaid expenses and other current assets	38,218	44,620
Assets held for sale	11,213	10,640

Total current assets	191,181	274,879
PROPERTY AND EQUIPMENT, net	218,057	216,626
OTHER ASSETS:
Goodwill, net	192,993	189,954
Other intangibles, net	41,268	41,583
Student notes receivable, net of allowance for doubtful accounts of $1,734 and $2,497 at September 30, 2007 and June 30, 2007, respectively	8,809	6,140
Deposits and other assets	4,997	4,753

TOTAL ASSETS	$657,305	$733,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,475	$38,802
Accrued compensation and related liabilities	27,676	34,818
Accrued expenses	17,108	17,835
Prepaid tuition	52,883	49,770
Current portion of capital lease obligations	390	373
Current portion of long-term debt	—	11
Liabilities held for sale	11,905	9,630

Total current liabilities	150,437	151,239
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	15,032	15,141
LONG-TERM DEBT, net of current portion	33,136	112,913
DEFERRED INCOME TAXES	8,183	28,298
OTHER LIABILITIES	60,940	40,922
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 86,976 shares issued and 84,719 shares outstanding at September 30, 2007 and 86,773 shares issued and 84,516 shares outstanding at June 30, 2007	9	9
Additional paid-in capital	164,309	160,312
Treasury stock, at cost, 2,257 shares	(31,368)	(31,368)
Retained earnings	255,124	255,594
Accumulated other comprehensive income	1,503	875

TOTAL STOCKHOLDERS’ EQUITY	389,577	385,422

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$657,305	$733,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2007	2006
	(In thousands, except per share data)
	(Unaudited)	(Unaudited)
NET REVENUES	$247,521	$222,089
OPERATING EXPENSES:
Educational services	147,070	130,216
General and administrative	26,221	27,477
Marketing and admissions	67,838	61,327

Total operating expenses	241,129	219,020

INCOME FROM OPERATIONS	6,392	3,069
Interest (income)	(855)	(1,491)
Interest expense	571	758
Other (income) expense, net	(647)	265

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	7,323	3,537
Provision for income taxes	3,143	1,200

INCOME FROM CONTINUING OPERATIONS	4,180	2,337
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,227)	(937)

NET INCOME	$1,953	$1,400

INCOME PER SHARE—BASIC:
Income from continuing operations	$0.05	$0.03
Loss from discontinued operations	(0.03)	(0.01)

Net income	$0.02	$0.02

INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.05	$0.03
Loss from discontinued operations	(0.03)	(0.01)

Net income	$0.02	$0.02

Weighted average number of common shares outstanding:
Basic	84,629	86,309

Diluted	85,868	87,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUING AND DISCONTINUED OPERATIONS

	Three Months Ended September 30,
	2007	2006
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,953	$1,400
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,851	10,200
Deferred taxes	—	—
Loss on disposal of assets	415	108
Stock-based compensation	2,382	2,189
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(12,611)	(11,653)
Student notes receivable, net	(3,323)	(76)
Prepaid expenses and other assets	6,423	2,362
Accounts payable	2,274	4,457
Accrued expenses, compensation and related benefits	(11,149)	(3,599)
Prepaid tuition	3,087	11,312
Other long-term liabilities	(1,315)	1,161

Net cash (used in) provided by operating activities	(1,013)	17,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,645)	(16,941)
Change in restricted cash	—	10
Proceeds from sale of assets	238	103
Purchase of / investments in marketable securities	(37,875)	(57,325)
Sales of / disposition of marketable securities	51,675	35,325

Net cash provided by (used in) investing activities	2,393	(38,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations and long-term debt	(81,984)	(120)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	1,980	589

Net cash (used in) provided by financing activities	(80,004)	469

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(304)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(78,928)	(20,498)
CASH AND CASH EQUIVALENTS, beginning of period	99,789	36,795

CASH AND CASH EQUIVALENTS, end of period	$20,861	$16,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$37	$(284)

Interest	$795	$508

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 1—The Company and Basis of Presentation

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools are sold. Each of the campuses within the Sale Group is available for immediate sale in its present condition, and we expect to complete the sale of these schools in fiscal 2008. We expect to have no significant continuing involvement with the entities after they have been sold. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of September 30, 2007, the Company had more than 67,400 students and operated 93 schools in 24 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, criminal justice, business, vehicle repair and maintenance, construction trades and information technology. The Company also offers exclusively online degrees, primarily in business and criminal justice.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2007 consolidated financial statements of the Company included in the Company’s 2007 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

The unaudited condensed consolidated financial statements as of September 30, 2007 and for the three months ended September 30, 2007 and 2006 and the audited condensed consolidated financial statements as of June 30, 2007 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
	2007	2006
Basic common shares outstanding	84,629	86,309
Effects of dilutive securities:
Stock options and restricted stock units	1,239	1,231

Diluted common shares outstanding	85,868	87,540

During the three-month period ended September 30, 2007, the Company issued approximately 0.2 million shares of common stock related to the Company’s employee stock purchase plan and exercise of stock options.

Share Repurchase

On October 31, 2006, the Company’s Board of Directors approved a share repurchase of up to $50.0 million of the Company’s common stock. From November 2006 through May 2007, the Company purchased 2,256,638 shares at a total cost of $31.4 million (an average share price of $13.90 per share).

Note 3—Discontinued Operations

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools are sold. Each of the campuses within the Sale Group is available for immediate sale in its present condition, and we expect to complete the sale of the campuses in fiscal 2008. We expect to have no significant continuing involvement with the schools after they have been sold.

We believe that the campuses within the Sale Group meet the criteria necessary for such entities to qualify as assets held for sale under the specific provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, the results of operations of the campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, in accordance with SFAS 144, as we expect to complete the Sale Plan within a year, assets and liabilities of the campuses within the Sale Group are reflected as current assets held for sale and current liabilities held for sale on our consolidated balance sheets as of September 30, 2007 and June 30, 2007.

Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, we recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of our campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI Schools).

During the first quarter of 2008, the Company recognized and paid severance costs of approximately $1.1 million, related to employees terminated as a result of the pending divestitures.

Combined summary results of operations for the Sale Group reflected as discontinued operations in our consolidated statements of operations for the three months ended September 30, 2007 and 2006 (in thousands), are as follows:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Total Discontinued Operations
Net revenue	$8,377	$9,712

Loss before income tax, including estimated loss on disposal	(3,443)	(1,224)
Income tax benefit	(1,216)	(287)

Total net loss from discontinued operations	$(2,227)	$(937)

Combined summary of assets and liabilities of the Sale Group at September 30, 2007 and June 30, 2007, are as follows:

	September 30, 2007	June 30, 2007
	(Unaudited)
	(in thousands)
Assets
Current Assets:
Accounts receivable, net of allowance for doubtful accounts of $1,467 and $1,320 at September 30, 2007 and June 30, 2007, respectively	$705	$557
Student notes receivable, net of allowance for doubtful accounts of $0 and $2 at September 30, 2007 and June 30, 2007, respectively	11	11
Prepaids & other current	1,215	1,080

Total Current Assets	1,931	1,648
Property, and equipment, net	5,498	5,446
Goodwill	2,025	1,907
Other Intangibles, net	1,698	1,599
Deposits & other assets	61	40

Total Assets	$11,213	$10,640

Liabilities
Current Liabilities:
Accounts payable	$1,045	$343
Accrued compensation and related liabilities	1,644	1,023
Accrued expenses	277	219
Prepaid tuition	5,899	5,072
Other liabilities	3,040	2,973

Total Current Liabilities	11,905	9,630

Note 4—Marketable Securities

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At September 30, 2007 and June 30, 2007, there were no unrealized gains or losses on available-for-sale securities.

Note 5—Comprehensive Income (from continued and discontinued operations)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income for the three month period ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
	2007	2006
Net income	$1,953	$1,400
Foreign currency translation adjustments	611	(8)
Other postemployment benefit adjustment	17	—

Comprehensive income (from continued and discontinued operations)	$2,581	$1,392

Note 6—Impairment, Facility Closing, and Severance Charges

The table below summarizes the liability and activity for the three month period ended September 30, 2007, relating to the impairment, facility closing and severance charges (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2007	$477	$3,626	$4,103
Charges	—	—	—
Adjustments	—	—	—
Cash payments	(80)	(580)	(660)

Balance at September 30, 2007 (Unaudited)	$397	$3,046	$3,443

Note 7—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Revenues from unaffiliated customers
U.S. operations	$232,590	$208,882
Canadian operations	14,931	13,207

Consolidated	$247,521	$222,089

	September 30, 2007	June 30, 2007
	(Unaudited)
Long-lived assets
U.S. operations	$408,002	$391,713
Canadian operations	$58,122	67,343

Consolidated	$466,124	$459,056

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

        On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on April 15, 2005, the Company received another complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Alvarez first amended and supplemental complaint named ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Satz and Travis plaintiffs seek recovery of compensatory damages and attorneys’ fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company is continuing to pursue its remedies against Satz related to these findings. Additionally, the Company affirmatively filed an arbitration action against Travis seeking damages for breach of her obligations to file in arbitration rather than in court and declaratory relief regarding her allegations. The arbitrator ruled against the Company in its affirmative claims against Travis. The Company has filed motions to compel arbitration in Alvarez, and the Travis court compelled that case to arbitration. Travis has appealed the order compelling the matter to arbitration, and, therefore, no arbitration has yet been conducted regarding Travis’s claims against the Company. The Company believes the plaintiffs’ claims in all of these matters are without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations.

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

In January 2006, the Company was served with a lawsuit captioned Mercidita Garcia, et al. v. Corinthian Colleges, Inc., filed by fourteen current or former surgical technologist students from the Company’s Parks College located in Thornton, Colorado. The counsel for the plaintiffs claimed to represent additional former surgical technologist students at this campus. The plaintiffs alleged negligent/intentional misrepresentations/omissions and violations of the state consumer protection act regarding alleged misrepresentations about the program. The complaint did not seek certification as a class action. The Company removed this case to federal court and, on October 20, 2006, the court dismissed the complaint and compelled the plaintiffs to binding arbitration. In August 2007, approximately 30 former students filed claims in arbitration regarding the foregoing matters. The Company intends to vigorously defend itself in this matter.

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

The Company is aware of several state attorneys general who have opened inquiries or investigations into arrangements between lenders and institutions of higher education. In this regard, the Company has received requests for information from the Attorneys General of the states of Illinois, Arizona and Nevada regarding our relationships with student loan providers. The Company has also received a similar request from the U.S. Department of Education. The Company believes these governmental authorities are conducting wide-ranging inquiries of student lending practices generally, and that the Company is not the sole recipient of this type of information request. The Company has responded, or is in the process of responding, to these information requests and intends to cooperate fully with these inquiries.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The qui tam action alleges violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act regarding the manner in which admissions personnel are compensated. The federal government has the right to intervene in, or take over, a qui tam action. If the government declines to intervene, the relator may elect to pursue the litigation on behalf of the federal government and, if he is successful, receive a portion of the federal government’s recovery. The Company believes its compensation practices regarding admissions personnel have been in compliance with applicable law and intends to defend itself vigorously in this matter.

On October 17, 2007, the Office of the Inspector General of the United States Department of Education, assisted by other federal and local authorities, served a search warrant at the Company’s National School of Technology campus in Fort Lauderdale, Florida. The search warrant sought a broad range of documents and records. The Company has not been informed as to why this action has been taken. The Company provided documents in response to the search warrant and intends to cooperate with the government’s investigation.

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

As of September 30, 2007, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 9—New Accounting Pronouncements

Effective July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $2.4 million to retained earnings, an increase of $21.1 million to the net deferred income tax asset and an increase of $23.5 million to income taxes payable as of July 1, 2007.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest income in Income tax expense in our Condensed Consolidated Statement of Operations. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are reported as a component of income tax expense. During the first quarter of fiscal 2008, the Company recognized income tax-related interest of $0.3 million in accordance with FIN 48. As of September 30 and July 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Financial Position was $4.1 million and $3.6 million, respectively.

As of September 30 and July 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the fiscal 2004-2006 tax years. We were also subject to examination in various state and foreign jurisdictions for the 2003-2006 tax years, none of which were individually material. We are in the final stages of an IRS examination for the fiscal 2004 through 2006 years.

As of September 30 and July 1, 2007, the total amount of unrecognized tax benefits was $21.2 million of which $1.1 million would affect the effective tax rate, if recognized. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months with the IRS is approximately $0.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of many factors, including: risks associated with variability in the expense and effectiveness of the Company’s advertising and promotional efforts; unfavorable changes in the cost or availability of alternative loans for our students; the uncertain future impact of the new student information system; increased competition; the Company’s effectiveness in its regulatory compliance efforts; the outcome of the OIG/ED investigation; the outcome of pending litigation against the Company; the outcome of ongoing reviews and inquiries by accrediting, state and federal agencies; general labor market conditions; and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risks Related to Our Business” in the Company’s Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.

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

Discontinued Operations. During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools are sold. Each of the campuses within the Sale Group is available for immediate sale in its present condition, and we expect to complete the sale of these schools in fiscal 2008. We expect to have no significant continuing involvement with the schools after they have been sold.

We believe that the campuses within the Sale Group meet the criteria necessary for such entities to qualify as assets held for sale under the specific provision of SFAS 144. Accordingly, the results of operations of the campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, in accordance with SFAS 144, as we expect to complete the Sale Plan within a year, assets and liabilities of the campuses within the Sale Group are reflected as current assets held for sale and current liabilities held for sale on our consolidated balance sheet as of September 30, 2007 and June 30, 2007.

Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, we recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of our campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI schools).

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

Results of Operations

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended September 30,
	2007	2006
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%
Operating expenses:
Educational services	59.4	58.6
General and administrative	10.6	12.4
Marketing and admissions	27.4	27.6

Total operating expenses	97.4	98.6

Income from operations	2.6	1.4
Interest (income)	(0.3)	(0.6)
Interest expense	0.2	0.3
Other (income) expense	(0.3)	0.1

Income from continuing operations before provision for income taxes	3.0	1.6
Provision for income taxes	1.3	0.5

Income from continuing operations	1.7	1.1
(Loss) income from discontinued operations, net of tax	(0.9)	(0.5)

Net income	0.8%	0.6%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenues. Net revenues increased $25.4 million, or 11.5%, from $222.1 million in the first quarter of fiscal 2007 to $247.5 million in the first quarter of fiscal 2008. The increase was due to an approximate 6.5% increase in the average revenue rate per student and a 4.7% increase in average student population during the period. At September 30, 2007, student population related to continuing operations was 67,445, compared with 63,329 at September 30, 2006. Total student starts related to continuing operations increased 13.0% to 28,310 for the first quarter of fiscal 2008 when compared to the first quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $16.9 million, or 12.9%, from $130.2 million in the first quarter of fiscal 2007 to $147.1 million in the first quarter of fiscal 2008. As a percentage of net revenues, educational services expenses increased from 58.6% of revenues in the first quarter of fiscal 2007 to 59.4% of revenues in the first quarter of fiscal 2008. The increase, as a percent of revenues, was due primarily to an increase in bad debt expense. Bad debt expense for the first quarter of fiscal 2008 amounted to $15.7 million or 6.3% of net revenues, compared to $12.4 million or 5.6% of net revenues for the first quarter of fiscal 2007. We believe that bad debt increased primarily as a result of higher start growth, which created a backlog of student financial aid applications at our campuses. The backlog created delays in Title IV funding, which resulted in higher bad debt.

Additionally, during the first quarter of 2008, 12 programs from current curricula were added to our schools; 9 programs were added in the U.S. and 3 were added in Canada.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $1.3 million, or 4.6%, from $27.5 million in the first quarter of fiscal 2007 to $26.2 million in the first quarter of fiscal 2008. As a percentage of net revenues, general and administrative expenses decreased from 12.4% of revenues in the first quarter of fiscal 2007 to 10.6% of revenues in the first quarter of fiscal 2008. The decrease is primarily a result of costs incurred in the first quarter of fiscal 2007 related to the Company’s investigation of its past stock option grants.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $6.5 million, or 10.6%, from $61.3 million in the first quarter of fiscal 2007 to $67.8 million in the first quarter of fiscal 2008. As a percentage of net revenues, marketing and admissions expenses decreased slightly from 27.6% of revenues in the first quarter of fiscal 2007 to 27.4% of revenues for the first quarter of fiscal 2008, primarily as a result of lower advertising costs.

Discontinued Operations. Loss from discontinued operations increased $1.3 million, or 137.7%, from $0.9 million in the first quarter of fiscal 2007 to $2.2 million in the first quarter of fiscal 2008. The increase in loss from discontinued operations is primarily due to severance costs of $1.1 million incurred during the quarter.

Seasonality and Other Factors Affecting Quarterly Results

Our net revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments, graduations, and student attrition. Historically, our schools have had lower revenues in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. More importantly, quarterly results may be impacted based on the timing and extent of new acquisitions, new branch openings, relocations and remodels, new program adoptions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

On August 10, 2007, we executed Amendment No. 1 to our Second Amended and Restated Credit Agreement (“Credit Facility”) dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The Credit Facility expires in 2010 and has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the Credit Facility bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The Credit Facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a ED financial responsibility composite score ratio. As of September 30, 2007, we were in compliance with all of the covenants. As of September 30, 2007, the Credit Facility had borrowings outstanding of $33.1 million and approximately $14.2 million was used to support standby letters of credit. The Credit Facility is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $40.7 million as of September 30, 2007 and $123.6 million as of June 30, 2007 and the current ratio was 1.3:1 and 1.8:1, respectively. The decrease in working capital compared to September 30, 2007 is primarily due to repayment of cash borrowed for purposes of calculating our ED financial responsibility composite score.

Cash flows used in operating activities amounted to ($1.0) million in the first three months of fiscal 2008 compared to $17.9 million provided by operating activities in the same period of fiscal 2007. The decrease in cash provided by operating activities for the first three months of fiscal 2008 compared to the first three months of fiscal 2007 was primarily due to a decrease in prepaid tuition, a decrease in accrued expenses, and severance payments related to discontinued operations. Included in cash flows from operating activities is $0.6 million and $1.3 million of net cash used in operating activities related to discontinued operations for the first quarters of 2008 and 2007, respectively.

Cash flows provided by investing activities amounted to $2.4 million in the first three months of fiscal 2008 compared to cash flows used in investing activities of $38.8 million in the first three months of fiscal 2007. The increase in cash provided by investing activities in the first three months of fiscal 2008 compared to the same period last year was due primarily to an increase in sales of marketable securities and a decrease in investments in marketable securities. Capital expenditures of $11.6 million during the first quarter of fiscal 2008 were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $55-$60 million for fiscal 2008.

Cash flows used in financing activities in the first three months of fiscal 2008 amounted to approximately $80.0 million compared to cash flows provided by financing activities of $0.5 million for the first three months of fiscal 2007. The increase in cash used in financing activities in the first three months of fiscal 2008 compared to the same period last year was due primarily to a repayment of long-term debt. We funded our cash needs through the use of existing cash balances.

Update Regarding Regulatory and Accreditation Matters

As previously reported, in a letter from ACCSCT dated June 8, 2007, the Company was informed of a probation action regarding our Everest College campus in San Francisco, CA. In another letter from ACCSCT dated June 8, 2007, the Company was informed of a probation action regarding our Everest Institute campus in Houston, Texas. In a letter from ABHES dated July 26, 2007, the Company was informed of a Show Cause action regarding our NST campuses in Miami and Hialeah, Florida. With respect to the schools identified above which have been placed on Probation or received Show Cause orders, each of these locations represented less than 1.6% of our campuses fiscal 2007 operating profit (before corporate overhead allocation) individually, and less than 2.9% in aggregate.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of September 30, 2007, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $33.1 million and capital lease obligations of $15.4 million, and (ii) student notes receivable, net, in the aggregate amount of $13.2 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of September 30, 2007 was CAD $48.4 million which includes borrowings outstanding under the credit facility of CAD $33.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007.

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

CORINTHIAN COLLEGES, INC.

November 9, 2007	/s/ JACK D. MASSIMINO
Jack D. Massimino
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2007	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 9, 2007	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)