Form 10-Q
period 2007-12-31
CORINTHIAN COLLEGES INC
filed 2008-02-04
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

At January 28, 2008, there were 85,091,522 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Second Quarter Ended December 31, 2007

EXPLANATORY NOTE

During the fourth quarter of fiscal 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools are sold. Each of the campuses within the Sale Group has been made available for immediate sale in its present condition, and we expect to complete the sale of these schools in fiscal 2008. The Company has entered into an asset purchase agreement to sell its Canadian schools located outside the Province of Ontario with an estimated closing date during the third quarter of fiscal 2008. We expect to have no significant continuing involvement with the entities after they have been sold. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,286	$99,789
Marketable securities	—	15,000
Accounts receivable, net of allowance for doubtful accounts of $27,867 and $24,142 at December 31, 2007 and June 30, 2007, respectively	79,600	75,289
Student notes receivable, net of allowance for doubtful accounts of $1,960 and $953 at December 31, 2007 and June 30, 2007, respectively	2,325	3,785
Deferred income taxes	25,916	25,756
Prepaid expenses and other current assets	34,890	44,620
Assets held for sale	11,945	10,640

Total current assets	226,962	274,879
PROPERTY AND EQUIPMENT, net	220,261	216,626
OTHER ASSETS:
Goodwill, net	193,363	189,954
Other intangibles, net	40,900	41,583
Student notes receivable, net of allowance for doubtful accounts of $2,772 and $2,497 at December 31, 2007 and June 30, 2007, respectively	12,380	6,140
Deposits and other assets	4,965	4,753

TOTAL ASSETS	$698,831	$733,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,774	$38,802
Accrued compensation and related liabilities	38,973	34,818
Accrued expenses	11,405	17,835
Prepaid tuition	63,230	49,770
Current portion of capital lease obligations	407	373
Current portion of long-term debt	—	11
Liabilities held for sale	14,587	9,630

Total current liabilities	177,376	151,239
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	14,921	15,141
LONG-TERM DEBT, net of current portion	31,373	112,913
DEFERRED INCOME TAXES	6,939	28,298
OTHER LIABILITIES	63,407	40,922
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 87,314 shares issued and 85,057 shares outstanding at December 31, 2007 and 86,773 shares issued and 84,516 shares outstanding at June 30, 2007	9	9
Additional paid-in capital	171,396	160,312
Treasury stock, at cost, 2,257 shares	(31,368)	(31,368)
Retained earnings	263,237	255,594
Accumulated other comprehensive income	1,541	875

TOTAL STOCKHOLDERS’ EQUITY	404,815	385,422

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$698,831	$733,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$272,564	$235,119	$520,085	$457,208
OPERATING EXPENSES:
Educational services	156,114	133,905	303,184	264,121
General and administrative	28,758	30,371	54,979	57,848
Marketing and admissions	72,953	64,038	140,791	125,365
Impairment, facility closing and severance charges	—	2,351	—	2,351

Total operating expenses	257,825	230,665	498,954	449,685

INCOME FROM OPERATIONS	14,739	4,454	21,131	7,523
Interest (income)	(1,003)	(1,707)	(1,858)	(3,198)
Interest expense	554	829	1,125	1,587
Other (income) expense, net	(343)	192	(989)	457

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	15,531	5,140	22,853	8,677
Provision for income taxes	6,385	1,881	9,527	3,081

INCOME FROM CONTINUING OPERATIONS	9,146	3,259	13,326	5,596
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1,034)	(676)	(3,261)	(1,613)

NET INCOME	$8,112	$2,583	$10,065	$3,983

INCOME PER SHARE—BASIC:
Income from continuing operations	$0.11	$0.04	$0.16	$0.07
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Net income	$0.10	$0.03	$0.12	$0.05

INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.11	$0.04	$0.16	$0.07
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Net income	$0.10	$0.03	$0.12	$0.05

Weighted average number of common shares outstanding:
Basic	84,898	86,327	84,764	86,326

Diluted	86,350	87,474	86,072	87,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUING AND DISCONTINUED OPERATIONS

	Six Months Ended December 31,
	2007	2006
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,065	$3,983
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,905	21,013
Deferred taxes	—	12
Impairment charge	—	67
Loss on disposal of assets	411	99
Stock-based compensation	5,088	2,343
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,126	(10,500)
Student notes receivable, net	(11,034)	(832)
Prepaid expenses and other assets	9,854	7,129
Accounts payable	10,412	(5,123)
Accrued expenses, compensation and related benefits	(6,571)	3,196
Income tax payable	—	—
Prepaid tuition	16,592	6,499
Other long-term liabilities	1,471	2,408

Net cash provided by operating activities	59,319	30,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,614)	(34,099)
Change in restricted cash	—	10
Proceeds from sale of assets	319	1,887
Purchase of / investments in marketable securities	(79,450)	(131,450)
Sales of / disposition of marketable securities	94,450	122,125

Net cash (used in) investing activities	(9,295)	(41,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations and long-term debt	(84,065)	(243)
Purchase of treasury stock	—	(1,458)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	6,436	1,289

Net cash (used in) financing activities	(77,629)	(412)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	102	(145)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,503)	(11,790)
CASH AND CASH EQUIVALENTS, beginning of period	99,789	36,795

CASH AND CASH EQUIVALENTS, end of period	$72,286	$25,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Other long-term asset obligation	$—	$4,300

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid (received) during the period for:
Income taxes	$1,181	$(889)

Interest	$1,753	$1,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1—The Company and Basis of Presentation

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools are sold. Each of the campuses within the Sale Group has been made available for immediate sale in its present condition, and we expect to complete the sale of these schools in fiscal 2008. The Company has entered into an asset purchase agreement to sell its Canadian schools located outside the Province of Ontario with an estimated closing date during the third quarter of fiscal 2008. We expect to have no significant continuing involvement with the entities after they have been sold. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of December 31, 2007, the Company had more than 67,700 students and operated 93 schools in 24 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, criminal justice, business, vehicle repair and maintenance, construction trades and information technology. The Company also offers exclusively online degrees, primarily in business and criminal justice.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2007 consolidated financial statements of the Company included in the Company’s 2007 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

The unaudited condensed consolidated financial statements as of December 31, 2007 and for the three and six months ended December 31, 2007 and 2006 and the audited condensed consolidated financial statements as of June 30, 2007 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share for the three and six months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Basic common shares outstanding	84,898	86,327	84,764	86,326
Effects of dilutive securities:
Stock options and restricted stock units	1,452	1,147	1,308	1,160

Diluted common shares outstanding	86,350	87,474	86,072	87,486

During the six-month period ended December 31, 2007, the Company issued approximately 0.5 million shares of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of restricted stock units.

Share Repurchase

On October 31, 2006, the Company’s Board of Directors approved a share repurchase of up to $50.0 million of the Company’s common stock. From November 2006 through May 2007, the Company purchased 2,256,638 shares at a total cost of $31.4 million (an average share price of $13.90 per share).

Note 3—Discontinued Operations

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools are sold. Each of the campuses within the Sale Group has been made available for immediate sale in its present condition, and we expect to complete the sale of the campuses in fiscal 2008. We expect to have no significant continuing involvement with the schools after they have been sold.

We believe that the campuses within the Sale Group meet the criteria necessary for such entities to qualify as assets held for sale under the specific provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, the results of operations of the campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, in accordance with SFAS 144, as we expect to complete the Sale Plan within a year, assets and liabilities of the campuses within the Sale Group are reflected as current assets held for sale and current liabilities held for sale on our consolidated balance sheets as of December 31, 2007 and June 30, 2007.

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

During the first quarter of 2008, the Company recognized and paid severance costs of approximately $1.1 million related to employees terminated as a result of the pending divestitures. During the second quarter of 2008, the Company recognized additional severance costs of approximately $1.2 million related to employees terminated as a result of the pending divestitures. The Company estimates that the employee retention and severance costs associated with this transaction will be approximately $2.7 million, of which approximately $2.3 million has been incurred as of December 31, 2007.

The table below summarizes the liability and activity for the month period ended December 31, 2007, relating to the discontinued operations severance charges (in thousands):

Severance and Benefits
Balance at June 30, 2007	$—
Charges	2,325
Adjustments	—
Cash payments	(1,133)

Balance at December 31, 2007 (Unaudited)	$1,192

On December 14, 2007, the Company announced that it had entered into an asset purchase agreement to sell its Canadian schools located outside the province of Ontario to a wholly owned subsidiary of the Eminata Group, in a cash transaction valued at CAD $7.4 million. The agreement is subject to a negative working capital adjustment to be made at closing. The closing of the transaction is conditioned upon receipt of regulatory approvals, landlord consents, and other customary closing conditions. Corinthian currently expects the transaction to close in its third fiscal quarter of this year.

Combined summary results of operations for the Sale Group reflected as discontinued operations in our consolidated statements of operations for the three and six months ended December 31, 2007 and 2006 (in thousands), are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Total Discontinued Operations
Net revenue	$9,738	$9,928	$18,115	$19,640

Loss before income tax, including estimated loss on disposal	(1,627)	(872)	(5,071)	(2,096)
Income tax benefit	(593)	(196)	(1,810)	(483)

Total net loss from discontinued operations	$(1,034)	$(676)	$(3,261)	$(1,613)

Combined summary of assets and liabilities of the Sale Group at December 31, 2007 and June 30, 2007, are as follows:

	December 31, 2007	June 30, 2007
	(Unaudited)
	(in thousands)
Assets
Current Assets:
Accounts receivable, net of allowance for doubtful accounts of $1,408 and $1,320 at December 31, 2007 and June 30, 2007, respectively	$1,566	$557
Student notes receivable, net of allowance for doubtful accounts of $0 and $2 at December 31, 2007 and June 30, 2007, respectively	10	11
Prepaids & other current	965	1,080

Total Current Assets	2,541	1,648
Property, and equipment, net	5,636	5,446
Goodwill	2,041	1,907
Other Intangibles, net	1,711	1,599
Deposits & other assets	16	40

Total Assets	$11,945	$10,640

Liabilities
Current Liabilities:
Accounts payable	$354	$343
Accrued compensation and related liabilities	773	1,023
Accrued expenses	1,370	219
Prepaid tuition	9,162	5,072
Other liabilities	2,928	2,973

Total Current Liabilities	14,587	9,630

Note 4—Marketable Securities

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At December 31, 2007 and June 30, 2007, there were no unrealized gains or losses on available-for-sale securities.

Note 5—Comprehensive Income (from continued and discontinued operations)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income for the three and six month periods ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income	$8,112	$2,583	$10,065	$3,983
Foreign currency translation adjustments	20	(474)	631	(482)
Post employment benefits	18	—	35	—

Comprehensive income	$8,150	$2,109	$10,731	$3,501

Note 6—Impairment, Facility Closing, and Severance Charges

The table below summarizes the liability and activity for the six month period ended December 31, 2007, relating to the impairment, facility closing and severance charges (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2007	$477	$3,626	$4,103
Charges	—	—	—
Adjustments	—	—	—
Cash payments	(135)	(1,118)	(1,253)

Balance at December 31, 2007 (Unaudited)	$342	$2,508	$2,850

Note 7—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues from unaffiliated customers
U.S. operations	$255,612	$220,874	$488,201	$429,756
Canadian operations	16,952	14,245	31,884	27,452

Consolidated	$272,564	$235,119	$520,085	$457,208

			December 31, 2007	June 30, 2007
			(unaudited)
Long-lived assets
U.S. operations			$413,774	$391,713
Canadian operations			58,095	67,343

Consolidated			$471,869	$459,056

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

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on April 15, 2005, the Company received another complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Alvarez first amended and supplemental complaint named ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses, now known as Everest University, in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Satz and Travis plaintiffs seek recovery of compensatory damages and attorneys’ fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Mr. Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company is continuing to pursue its remedies against Mr. Satz related to these findings. Additionally, the Company affirmatively filed an arbitration action against Ms. Travis seeking damages for breach of her obligations to file in arbitration rather than in court and declaratory relief regarding her allegations. The arbitrator ruled against the Company in its affirmative claims against Ms. Travis and the Company has appealed that ruling. The Company has filed motions to compel arbitration in Alvarez, and the Travis court compelled that case to arbitration. Ms. Travis has lost her appeal regarding the order compelling the matter to arbitration, the arbitration process has begun, and another named plaintiff has also been added to the claim. The Company believes the plaintiffs’ claims in all of these matters are without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of the Company’s common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases were consolidated into one action. A first consolidated amended complaint was filed in February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On April 24, 2006, the Court granted the Company’s motion to dismiss the plaintiff’s third consolidated amended complaint with prejudice. The plaintiff has appealed the dismissal to the Federal Ninth Circuit Court of Appeals. Oral argument is currently scheduled to be heard on that appeal on February 11, 2008. The Company intends to continue vigorously defending itself and its current and former officers in this matter.

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

On August 2, 2006, the Company was served with two virtually identical derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., and, Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al. The complaints were filed in the Orange County California Superior Court against David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Beth Wilson, Dennis Beal, Jack Massimino, Linda Skladany, and Hank Adler. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty and unjust enrichment by the individual defendants related to the Company’s past option grant practices. Three other similar derivative actions were filed in Federal District Court for the Central District of California, one entitled Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., the second entitled M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and the third entitled Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The federal cases allege violation of the Securities and Exchange Act of 1934, violation of the California Corporations Code, unjust enrichment and return of unearned compensation, and breach of fiduciary duties, based on similar factual allegations to the Adolph and Gunkel cases. The Pfeiffer case is filed against the same defendants as the two state court cases. The Close and Edwards cases name the following individual defendants, all of whom are current and former directors and officers of the Company: Dave Moore, Jack Massimino, Ken Ord, William Murtagh, William Buchanan, Robert Owen, Stan Mortensen, Mark Pelesh, Mary Barry, Beth Wilson, Dennis Devereux, Paul St. Pierre, Alice Kane, Terry Hartshorn, Linda Skladany, Hank Adler, Loyal Wilson and Mike Berry. The federal derivative actions have since been consolidated in federal court; the state derivative actions have also been consolidated in state court. The defendants have filed a motion with the federal court to dismiss that consolidated case and have filed a motion to stay the state court consolidated case pending resolution of the federal action.

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

On November 14, 2007, the Company was served with a putative class action complaint filed in the United States District Court for the Central District of California captioned Hardwick, et al. v. Corinthian Colleges, Inc. The plaintiff is a former instructor at the Company’s Merrionette Park, Illinois campus. Her complaint seeks certification of a class composed of all campus instructors nationwide, alleging wage and hour violations of the Fair Labor Standards Act, as well as a class of Illinois instructors alleging violations of the Illinois Wage Payment and Collection Act and Illinois’ Eight-Hour Work Day Act. The complaint seeks monetary damages, declaratory and injunctive relief and attorneys’ fees. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

The Company was notified that on December 31, 2007, a putative class action complaint entitled Leask v. Corinthian Colleges, Inc., and Corinthian Schools, Inc., et al., was filed in the Santa Clara, California Superior Court. Plaintiffs are a former medical assisting student from the Company’s Everest College (formerly Bryman College) campus in San Jose and her mother. The complaint alleges violations of the California Education Code and of California’s Business and Professions Code Section 17200 related to allegedly missing or inadequate student disclosures and seeks declaratory and injunctive relief, attorneys’ fees, and an unspecified amount of damages. Additionally, the complaint seeks to certify a class composed of all medical assisting students in California over the last four years. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

In addition to the legal proceedings and other matters described above, the Company is or may become a party to pending or threatened lawsuits related primarily to services currently or formerly performed by the Company. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law.

As of December 31, 2007, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

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

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest income in Income tax expense in our Condensed Consolidated Statement of Operations. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are now reported as a component of income tax expense. During the second quarter of fiscal 2008, the Company recognized income tax-related interest of $0.3 million in accordance with FIN 48. As of December 31 and July 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Financial Position was $4.4 million and $3.6 million, respectively.

As of December 31 and July 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the fiscal 2005 and 2006 tax years. We were also subject to examination in various state and foreign jurisdictions for the 2003-2006 tax years, none of which were individually material. We are in the final stages of an IRS examination for the fiscal 2005 and 2006 years. During the current quarter, the Company settled and closed the IRS examination related to fiscal 2004 in the amount of $0.7 million, excluding accrued interest of $0.2 million.

As of December 31 and July 1, 2007, the total amount of unrecognized tax benefits was $21.2 million. As of December 31 and July 1, 2007, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized was $0.4 million and $1.1 million, respectively. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months with the IRS is approximately $0.4 million.

Note 10—Subsequent Events

Student Lending

The Company has been informed by Sallie Mae and two other lenders that they will no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). The Company understands that this change in policy applies to subprime borrowers at post-secondary institutions in general.

Effective October 1, 2007, Congress reduced subsidies for all Federal Title IV student financial aid lenders. Those subsidy reductions, coupled with the challenging subprime credit market, have caused lenders to re-evaluate their contractual arrangements with post-secondary institutions, including Corinthian.

The largest of these lenders, Sallie Mae, provided 90% of private loans for Corinthian’s students in the United States in fiscal 2007. Private loans constituted approximately 13% of the Company’s U.S. revenue (on a cash basis) in fiscal 2007. On January 18, 2008, the Company received a letter from Sallie Mae indicating that it was exiting the subprime lending business for private student loans. Thus, effective March 1, 2008, Sallie Mae will no longer provide private loans for Corinthian students in the subprime credit category. In fiscal 2007, approximately 75% of private loans issued to Corinthian’s students were subprime. We understand that Sallie Mae’s intention is to honor its loan obligations to current students, continue providing private loans to students with prime credit scores; and continue providing federal Title IV loans.

In addition to Sallie Mae, two other contract lenders had been providing private loans for Corinthian’s students, College Loan Corporation and Student Loan Express. College Loan Corporation (CLC) has notified us that they will no longer offer either Title IV or private loans to the career college sector. Student Loan Express has notified us that they will no longer offer private loans, but will continue to offer Title IV loans to our students.

The Company is considering several alternatives for replacing the student financing formerly provided by Sallie Mae and other lenders. These include: changing the mix of funding sources to reduce reliance on third-party loans; expanding the Company’s own lending program; using third party lenders to issue the loans, which Corinthian would guarantee against default; seeking new lenders who will make private loans available to Corinthian’s students in both the prime and subprime credit categories. These alternatives involve risks and uncertainties. Increasing the amount that new students pay in cash and instituting stricter underwriting guidelines may slow the Company’s rate of enrollment growth. In addition, expanding the Company’s own lending program and guaranteeing third-party lenders against default may increase bad debt from current levels and decrease liquidity.

For the first six months of fiscal 2008, for the Company’s U.S. operations, approximately 80% of our revenue was derived from Title IV and 20% from other sources.

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

The guarantee of federal student loans is provided by an agency of the federal government, not by us. If an institution’s former students’ default rate on guaranteed federal loans (Cohort Default Rate) equals or exceeds 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. Our institutions’ Cohort Default Rates act as a gatekeeper to their eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federally guaranteed loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels. Rather, if the Cohort Default Rates at a particular institution exceed 25% for three consecutive years, the institution’s students may lose eligibility to receive federal student financial aid.

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

In 2002 the Company ceased amortization of goodwill and certain intangible assets in compliance with then new accounting standards. Curricula continue to be amortized over their useful lives ranging generally from three to fifteen years and the amortization is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Discontinued Operations. During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada as well as the WyoTech Boston campus (the “Sale Group”). The Company will continue to operate and invest in the campuses within the Sale Group until the schools are sold. Each of the campuses within the Sale Group has been made available for immediate sale in its present condition, and we expect to complete the sale of these schools in fiscal 2008. The Company has entered into an asset purchase agreement to sell its Canadian schools located outside the Province of Ontario with an estimated closing date during the third quarter of fiscal 2008. We expect to have no significant continuing involvement with the schools after they have been sold.

We believe that the campuses within the Sale Group meet the criteria necessary for such entities to qualify as assets held for sale under the specific provision of SFAS 144. Accordingly, the results of operations of the campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, in accordance with SFAS 144, as we expect to complete the Sale Plan within a year, assets and liabilities of the campuses within the Sale Group are reflected as current assets held for sale and current liabilities held for sale on our consolidated balance sheet as of December 31, 2007 and June 30, 2007.

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

Results of Operations

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	57.3	57.0	58.3	57.8
General and administrative	10.6	12.9	10.6	12.6
Marketing and admissions	26.8	27.2	27.1	27.4
Impairment, facility closing and severance charges	—	1.0	—	0.5

Total operating expenses	94.6	98.1	95.9	98.4
Income from operations	5.4	1.9	4.1	1.6
Interest (income)	(0.4)	(0.7)	(0.4)	(0.7)
Interest expense	0.2	0.3	0.2	0.3
Other (income) expense	(0.1)	0.1	(0.2)	0.1

Income from continuing operations before provision for income taxes	5.7	2.2	4.4	1.9
Provision for income taxes	2.3	0.8	1.8	0.7

Income from continuing operations	3.3	1.4	2.6	1.2
Loss from discontinued operations, net of tax	(0.4)	(0.3)	(0.6)	(0.3)

Net income	3.0%	1.1%	1.9%	0.9%

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Net Revenues. Net revenues increased $37.5 million, or 15.9%, from $235.1 million in the second quarter of fiscal 2007 to $272.6 million in the second quarter of fiscal 2008. The increase was due to an approximate 6.7% increase in the average revenue rate per student and a 8.6% increase in average student population during the period. At December 31, 2007, student population related to continuing operations was 67,744, compared with 61,800 at December 31, 2006. Total student starts related to continuing operations increased 10.0% to 22,698 for the second quarter of fiscal 2008 when compared to the second quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $22.2 million, or 16.6%, from $133.9 million in the second quarter of fiscal 2007 to $156.1 million in the second quarter of fiscal 2008. As a percentage of net revenues, educational services expenses increased from 57.0% of revenues in the second quarter of fiscal 2007 to 57.3% of revenues in the second quarter of fiscal 2008. Bad debt expense for the second quarter of fiscal 2008 amounted to $16.3 million or 6.0% of net revenues, compared to $14.9 million or 6.3% of net revenues for the second quarter of fiscal 2007.

Additionally, during the second quarter of 2008, 13 programs from current curricula were added to our schools; 11 programs were added in the U.S. and 2 were added in Canada.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $1.6 million, or 5.3%, from $30.4 million in the second quarter of fiscal 2007 to $28.8 million in the second quarter of fiscal 2008. As a percentage of net revenues, general and administrative expenses decreased from 12.9% of revenues in the second quarter of fiscal 2007 to 10.6% of revenues in the second quarter of fiscal 2008. The decrease is primarily a result of costs incurred in the second quarter of the prior year related to the Company’s litigation reserves and the Company’s investigation of its past stock option grants, partially offset by an increase in stock-based compensation. The increase in stock-based compensation relates to the adjustment to estimated forfeitures in accordance with SFAS No. 123(R) during the second quarter of the prior fiscal year.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $9.0 million, or 14.1%, from $64.0 million in the second quarter of fiscal 2007 to $73.0 million in the second quarter of fiscal 2008. As a percentage of net revenues, marketing and admissions expenses decreased from 27.2% of revenues in the second quarter of fiscal 2007 to 26.8% of revenues for the second quarter of fiscal 2008, as a result of lower advertising costs as a percentage of revenue, partially offset by increased admissions representative staffing.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Net Revenues. Net revenues increased $62.9 million, or 13.8%, from $457.2 million in the first six months of fiscal 2007 to $520.1 million in the first six months of fiscal 2008. The increase was due to an approximate 7.1% increase in the average revenue rate per student and a 6.7% increase in average student population during the period. At December 31, 2007, student population related to continuing operations was 67,744, compared with 61,800 at December 31, 2006. Total student starts related to continuing operations increased 11.7% to 51,008 for the first six months of fiscal 2008 when compared to the same period of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $39.1 million, or 14.8%, from $264.1 million in the first six months of fiscal 2007 to $303.2 million in the first six months of fiscal 2008. As a percentage of net revenues, educational services expenses increased from 57.8% of revenues in the first six months of fiscal 2007 to 58.3% of revenues in the first six months of fiscal 2008. The increase, as a percent of revenues, was due primarily to an increase in bad debt expense. Bad debt expense for the first six months of fiscal 2008 amounted to $32.0 million or 6.2% of net revenues, compared to $27.4 million or 6.0% of net revenues for the first six months of fiscal 2007. We believe that bad debt increased primarily as a result of higher start growth, which created a backlog of student financial aid applications at our campuses. The backlog created delays in Title IV funding, which resulted in higher bad debt.

Additionally, during the first six months of 2008, 25 programs from current curricula were added to our schools; 20 programs were added in the U.S. and 5 were added in Canada.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $2.8 million, or 4.8%, from $57.8 million in the first six months of fiscal 2007 to $55.0 million in the first six months of fiscal 2008. As a percentage of net revenues, general and administrative expenses decreased from 12.6% of revenues in the first six months of fiscal 2007 to 10.6% of revenues in the first six months of fiscal 2008. The decrease is primarily a result of costs incurred in the second quarter of fiscal 2007 related to the Company’s litigation reserves and the Company’s investigation of its past stock option grants, partially offset by an increase in stock-based compensation. The increase in stock-based compensation relates to the adjustment to estimated forfeitures in accordance with SFAS No. 123(R) during the second quarter of fiscal 2007.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $15.4 million, or 12.3%, from $125.4 million in the first six months of fiscal 2007 to $140.8 million in the first six months of fiscal 2008. As a percentage of net revenues, marketing and admissions expenses decreased slightly from 27.4% of revenues in the first six months of fiscal 2007 to 27.1% of revenues for the first six months of fiscal 2008, primarily as a result of lower advertising costs as a percentage of revenue, partially offset by increased admissions representative staffing.

Discontinued Operations. Loss from discontinued operations increased $1.7 million, or 106.3%, from $1.6 million in the first six months of fiscal 2007 to $3.3 million in the first six months of fiscal 2008. The increase in loss from discontinued operations is primarily due to severance costs of $1.1 million and $1.2 million incurred during the first and second quarters of fiscal 2008, respectively.

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

Liquidity and Capital Resources

On August 10, 2007, we executed Amendment No. 1 to our Second Amended and Restated Credit Agreement (“Credit Facility”) dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The Credit Facility expires in 2010 and has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the Credit Facility bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The Credit Facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a ED financial responsibility composite score ratio. As of December 31, 2007, we were in compliance with all of the covenants. As of December 31, 2007, the Credit Facility had borrowings outstanding of $31.4 million and approximately $13.8 million was used to support standby letters of credit. The Credit Facility is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $49.6 million as of December 31, 2007 and $123.6 million as of June 30, 2007 and the current ratio was 1.3:1 and 1.8:1, respectively. The decrease in working capital compared to December 31, 2007 is primarily due to repayment of cash borrowed for purposes of calculating our ED financial responsibility composite score.

Cash flows provided by operating activities amounted to $59.3 million in the first six months of fiscal 2008 compared to $30.3 million provided by operating activities in the same period of fiscal 2007. The increase in cash provided by operating activities for the first six months of fiscal 2008 compared to the first six months of fiscal 2007 was primarily due to an increase in accounts payable, prepaid tuition, and net income. Included in cash flows from operating activities is $0.4 million and ($2.3) million of net cash provided by and used in operating activities related to discontinued operations for the second quarters of 2008 and 2007, respectively.

Cash flows used in investing activities amounted to $9.3 million in the first six months of fiscal 2008 compared to $41.5 million in the first six months of fiscal 2007. The decrease in cash used in investing activities in the first six months of fiscal 2008 compared to the same period last year was due primarily to a decrease in investments in marketable securities and lower capital expenditures. Capital expenditures of $24.6 million during the second quarter of fiscal 2008 were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $50-$55 million for fiscal 2008.

Cash flows used in financing activities in the first six months of fiscal 2008 amounted to approximately $77.6 million compared to $0.4 million for the first six months of fiscal 2007. The increase in cash used in financing activities in the first six months of fiscal 2008 compared to the same period last year was due primarily to a repayment of long-term debt. We funded our cash needs through cash flows from operations.

See Note 10—Subsequent Events to the accompanying financial statements for a discussion of changes in the student lending environment which may affect liquidity.

Update Regarding Regulatory and Accreditation Matters

As previously reported, in a letter from ACCSCT dated June 8, 2007, the Company was informed of a probation action regarding our Everest College campus in San Francisco, CA. In a letter from ACCSCT on December 7, 2007, the Company was informed the San Francisco campus was removed from probation. In another letter from ACCSCT dated June 8, 2007, the Company was informed of a probation action regarding our Everest Institute campus in Houston, Texas. In an ACCSCT letter dated December 7, 2007, the Company was informed the Houston campus was removed from probation. In a letter from ABHES dated July 26, 2007, the Company was informed of a show cause action regarding our NST campuses in Miami and Hialeah, Florida. In another letter from ABHES dated December 18, 2007, the Company was informed the show cause directive at the Miami and Hialeah campuses was vacated. In a letter received from ACCSCT dated December 7, 2007, the Company was informed of a show cause action regarding our Everest College in North Aurora, Illinois. In a letter from ABHES dated December 18, 2007, the Company was informed of a show cause action of our campus in Atlanta, Georgia, and its branches in Marietta and Jonesboro, Georgia. The Company is currently in the process of transitioning the Marietta and Jonesboro, Georgia, campuses from branches of our Atlanta, Georgia, campus to branches of other main campuses that currently do not have any regulatory or Accreditation matters.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of December 31, 2007, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $31.4 million and capital lease obligations of $15.3 million, and (ii) student notes receivable, net, in the aggregate amount of $14.7 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of December 31, 2007 was CAD $40.7 million which includes borrowings outstanding under the credit facility of CAD $31.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Additionally, see Note 10—Subsequent Events to the accompanying financial statements for a discussion of changes in the student lending environment which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On November 16, 2007, the Company held its Annual Meeting of the Stockholders in Santa Ana, California. The purpose of the meeting was (i) to elect two Class III directors to the Company’s Board of Directors for a three-year term expiring at the Annual Meeting of Stockholders in 2010; (ii) to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for its fiscal year ending June 30, 2008. No other business or actions were proposed at the Annual Meeting of the stockholders. A total of 80,630,775 shares were represented, in person or by proxy, and entitled to vote at the Annual Meeting of Stockholders. Such shares represented 95.2% of the total number of shares entitled to vote at such meeting. The following reflects the tabulation of votes for each initiative placed before the stockholders of the Company;

1)	Nominees for a three year term as Class III members of the Company’s Board of Directors:

Nominee		No. of Votes
Jack D. Massimino	For	79,039,136
	Withheld	1,591,639
Hank Adler	For	79,966,544
	Withheld	664,231

No other persons were nominated or received votes to be Class II Directors of the Company.

2)	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for its fiscal year ending June 30, 2008:

No. of Votes
For	80,581,147
Withheld	32,495
Abstain	17,133

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

February 1, 2008	/s/ JACK D. MASSIMINO
Jack D. Massimino
President and Chief Executive Officer (Principal Executive Officer)

February 1, 2008	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 1, 2008	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)