Form 10-Q
period 2008-03-31
CORINTHIAN COLLEGES INC
filed 2008-05-07
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

At April 30, 2008, there were 85,147,404 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Third Quarter Ended March 31, 2008

EXPLANATORY NOTE

During the fourth quarter of fiscal 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company entered into an asset purchase agreement to sell its Canadian schools located outside the Province of Ontario and closed the transaction on February 29, 2008. The Company entered into an asset purchase agreement to sell its WyoTech Boston campus and closed the transaction on May 1, 2008. We expect to have no significant continuing involvement with the entities after they have been sold. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,236	$99,789
Marketable securities	—	15,000
Accounts receivable, net of allowance for doubtful accounts of $23,090 and $24,142 at March 31, 2008 and June 30, 2007, respectively	91,754	75,289
Student notes receivable, net of allowance for doubtful accounts of $2,282 and $953 at March 31, 2008 and June 30, 2007, respectively	2,087	3,785
Deferred income taxes	25,795	25,756
Prepaid expenses and other current assets	36,650	44,620
Assets held for sale	644	10,640

Total current assets	216,166	274,879
PROPERTY AND EQUIPMENT, net	224,743	216,626
OTHER ASSETS:
Goodwill, net	191,547	189,954
Other intangibles, net	40,485	41,583
Student notes receivable, net of allowance for doubtful accounts of $5,637 and $2,497 at March 31, 2008 and June 30, 2007, respectively	12,113	6,140
Deposits and other assets	4,465	4,753

TOTAL ASSETS	$689,519	$733,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,325	$38,802
Accrued compensation and related liabilities	34,867	34,818
Accrued expenses	9,746	17,835
Prepaid tuition	68,617	49,770
Current portion of capital lease obligations	417	373
Current portion of long-term debt	—	11
Liabilities held for sale	2,538	9,630

Total current liabilities	159,510	151,239
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	14,807	15,141
LONG-TERM DEBT, net of current portion	27,251	112,913
DEFERRED INCOME TAXES	25,687	28,298
OTHER LIABILITIES	43,353	40,922
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 87,398 shares issued and 85,141 shares outstanding at March 31, 2008 and 86,773 shares issued and 84,516 shares outstanding at June 30, 2007	9	9
Additional paid-in capital	174,651	160,312
Treasury stock, at cost, 2,257 shares	(31,368)	(31,368)
Retained earnings	275,058	255,594
Accumulated other comprehensive income	561	875

TOTAL STOCKHOLDERS’ EQUITY	418,911	385,422

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$689,519	$733,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$281,502	$241,051	$801,587	$698,259
OPERATING EXPENSES:
Educational services	161,793	134,646	464,977	398,767
General and administrative	28,221	23,720	83,200	81,568
Marketing and admissions	73,027	62,247	213,817	187,612
Impairment, facility closing and severance charges	—	1,033	—	3,384

Total operating expenses	263,041	221,646	761,994	671,331

INCOME FROM OPERATIONS	18,461	19,405	39,593	26,928
Interest (income)	(996)	(1,797)	(2,854)	(4,995)
Interest expense	387	592	1,512	2,179
Other (income) expense, net	(307)	(1)	(1,297)	456

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	19,377	20,611	42,232	29,288
Provision for income taxes	5,859	8,065	15,387	11,146

INCOME FROM CONTINUING OPERATIONS	13,518	12,546	26,845	18,142
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1,696)	(541)	(4,958)	(2,154)

NET INCOME	$11,822	$12,005	$21,887	$15,988

INCOME PER SHARE—BASIC:
Income from continuing operations	$0.16	$0.15	$0.32	$0.21
Loss from discontinued operations	$(0.02)	$(0.01)	$(0.06)	$(0.02)

Net income	$0.14	$0.14	$0.26	$0.19

INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.16	$0.15	$0.31	$0.20
Loss from discontinued operations	$(0.02)	$(0.01)	$(0.06)	$(0.02)

Net income	$0.14	$0.14	$0.25	$0.18

Weighted average number of common shares outstanding:
Basic	85,107	86,243	84,877	86,305

Diluted	85,731	87,479	86,004	87,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUING AND DISCONTINUED OPERATIONS

	Nine Months Ended March 31,
	2008	2007
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,887	$15,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,082	31,509
Deferred taxes	18,744	9
Impairment charge	—	67
Loss on disposal of assets	447	159
Stock-based compensation	7,859	4,177
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(17,129)	(14,398)
Student notes receivable, net	(4,268)	(2,522)
Prepaid expenses and other assets	8,702	6,996
Accounts payable	2,737	5,029
Accrued expenses, compensation and related benefits	(10,800)	(10,043)
Income tax payable	—	—
Prepaid tuition	18,945	3,400
Other long-term liabilities	(18,471)	1,529

Net cash provided by operating activities	61,735	41,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of Schools	2,941	—
Capital expenditures	(40,499)	(54,724)
Change in restricted cash	—	10
Proceeds from sale of assets	350	2,034
Purchase of / investments in marketable securities	(79,450)	(194,550)
Sales of / disposition of marketable securities	94,450	205,550

Net cash (used in) investing activities	(22,208)	(41,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations and long-term debt	(87,090)	(375)
Purchase of treasury stock	—	(15,264)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	6,968	2,762

Net cash (used in) financing activities	(80,122)	(12,877)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	42	(111)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,553)	(12,768)
CASH AND CASH EQUIVALENTS, beginning of period	99,789	36,795

CASH AND CASH EQUIVALENTS, end of period	$59,236	$24,027

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Capital lease additions	$—	$1,370
Other long-term asset obligation	$—	$(4,300)

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid (received) during the period for:
Income taxes	$8,646	$7,728

Interest	$2,541	$2,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note 1—The Company and Basis of Presentation

During the fourth quarter of fiscal 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company entered into an asset purchase agreement to sell its Canadian schools located outside the Province of Ontario and closed the transaction on February 29, 2008. The Company entered into an asset purchase agreement to sell its WyoTech Boston campus and closed the transaction on May 1, 2008. We expect to have no significant continuing involvement with the entities after they have been sold. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of March 31, 2008, the Company had more than 72,200 students and operated 92 schools in 24 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, criminal justice, business, vehicle repair and maintenance, construction trades and information technology. The Company also offers exclusively online degrees, primarily in business and criminal justice.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2007 consolidated financial statements of the Company included in the Company’s 2007 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not materially misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

The unaudited condensed consolidated financial statements as of March 31, 2008 and for the three and nine months ended March 31, 2008 and 2007 and the audited condensed consolidated financial statements as of June 30, 2007 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share for the three and nine months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Basic common shares outstanding	85,107	86,243	84,877	86,305
Effects of dilutive securities:
Stock options and restricted stock units	624	1,236	1,127	1,194

Diluted common shares outstanding	85,731	87,479	86,004	87,499

During the nine-month period ended March 31, 2008, the Company issued approximately 0.6 million shares of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.

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

Effective February 29, 2008 the Company completed the sale of its 12 Canadian schools located outside the province of Ontario to a wholly-owned subsidiary of the Eminata Group, for a cash payment of CAD $3,022,000. This payment consists of the purchase price of $7.4 million less preliminary negative working capital and other adjustments equal to $4,378,000. This cash payment is subject to a final working capital adjustment that will be made within approximately 90 days after the closing.

The Company estimates that the employee retention and severance costs associated with these transactions will be approximately $2.7 million.

The Company has entered into an asset purchase agreement to sell its WyoTech Boston campus and closed the transaction on May 1, 2008.

The table below summarizes the liability and activity for the nine month period ended March 31, 2008, relating to the discontinued operations severance charges (in thousands):

Severance and Benefits
Balance at June 30, 2007	$—
Charges	2,706
Adjustments	—
Cash payments	(2,475)

Balance at March 31, 2008 (Unaudited)	$231

Combined summary results of operations for the Sale Group reflected as discontinued operations in our consolidated statements of operations for the three and nine months ended March 31, 2008 and 2007 (in thousands, unaudited), are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total Discontinued Operations
Net revenue	$6,451	$9,422	$24,566	$29,062

Loss before income tax, including estimated loss on disposal	(2,046)	(768)	(7,117)	(2,864)
Income tax benefit	(350)	(227)	(2,160)	(710)

Total net loss from discontinued operations	$(1,696)	$(541)	$(4,957)	$(2,154)

Combined summary of assets and liabilities of the Sale Group at March 31, 2008 and June 30, 2007, are as follows:

	March 31, 2008	June 30, 2007
	(Unaudited)
	(in thousands)
Assets
Current Assets:
Accounts receivable, net of allowance for doubtful accounts of $56 and $1,320 at March 31, 2008 and June 30, 2007, respectively	$143	$557
Student notes receivable, net of allowance for doubtful accounts of $4 and $2 at March 31, 2008 and June 30, 2007, respectively	5	11
Prepaids & other current	259	1,080

Total Current Assets	407	1,648
Property, and equipment, net	228	5,446
Goodwill		1,907
Other Intangibles, net		1,599
Deposits & other assets	9	40

Total Assets	$644	$10,640

Liabilities
Current Liabilities:
Accounts payable	$329	$343
Accrued compensation and related liabilities	133	1,023
Accrued expenses	1,053	219
Prepaid tuition	655	5,072
Other liabilities	368	2,973

Total Current Liabilities	2,538	9,630

Note 4—Marketable Securities

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Debt and Equity Securities” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company does not currently have any trading securities or held-to-maturity securities.

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based on the adjusted cost of the specific security sold. At March 31, 2008 and June 30, 2007, there were no unrealized gains or losses on available-for-sale securities.

Note 5—Comprehensive Income (from continuing and discontinued operations)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income for the three and nine month periods ended March 31, 2008 and 2007 (in thousands, unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income	$11,822	$12,005	$21,887	$15,988
Foreign currency translation adjustments	(998)	127	(367)	(355)
Post employment benefits	18	—	53	—

Comprehensive income	$10,842	$12,132	$21,573	$15,633

Note 6—Impairment, Facility Closing, and Severance Charges

The table below summarizes the liability and activity for the nine month period ended March 31, 2008, relating to the impairment, facility closing and severance charges (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2007	$477	$3,626	$4,103
Charges	—	—	—
Adjustments	—	—	—
Cash payments	(135)	(1,763)	(1,898)

Balance at March 31, 2008 (Unaudited)	$342	$1,863	$2,205

Note 7—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$265,091	$226,531	$753,292	$656,287
Canadian operations	16,411	14,520	48,295	41,972

Consolidated	$281,502	$241,051	$801,587	$698,259

	March 31, 2008	June 30, 2007
	(unaudited)
Long-lived assets
U.S. operations	$423,586	$391,713
Canadian operations	49,767	67,343

Consolidated	$473,353	$459,056

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

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of the Company’s common stock against the Company and certain of its current and former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases were consolidated into one action. A first consolidated amended complaint was filed in February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On April 24, 2006, the Court granted the Company’s motion to dismiss the plaintiff’s third consolidated amended complaint with prejudice. The plaintiff has appealed the dismissal to the Federal Ninth Circuit Court of Appeals. Oral argument was heard on that appeal on February 11, 2008. The Company intends to continue vigorously defending itself and its current and former officers in this matter.

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

The Company has previously reported a putative class action demand in arbitration entitled Michelle Sanchez v. Corinthian Colleges, Inc., filed by a former diagnostic medical sonography student from the Company’s Bryman College campus in West Los Angeles, alleging violations of the California Education Code and of California’s Business and Professions Code Section 17200. The Company has resolved that matter through an immaterial settlement, a portion of which was paid by the Company’s former insurance carrier.

The Company has previously reported a lawsuit captioned Mercidita Garcia, et al. v. Corinthian Colleges, Inc., which was subsequently compelled to binding arbitration. The Company has resolved that matter through an immaterial settlement, a portion of which was paid by the Company’s former insurance carrier.

On August 2, 2006, the Company was served with two virtually identical derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., and, Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al. The complaints were filed in the Orange County California Superior Court against David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Beth Wilson, Dennis Beal, Jack Massimino, Linda Skladany, and Hank Adler. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty and unjust enrichment by the individual defendants related to the Company’s past option grant practices. Three other similar derivative actions were filed in Federal District Court for the Central District of California, one entitled Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., the second entitled M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and the third entitled Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The federal cases allege violation of the Securities and Exchange Act of 1934, violation of the California Corporations Code, unjust enrichment and return of unearned compensation, and breach of fiduciary duties, based on similar factual allegations to the Adolph and Gunkel cases. The Pfeiffer case is filed against the same defendants as the two state court cases. The Close and Edwards cases name the following individual defendants, all of whom are current and former directors and officers of the Company: Dave Moore, Jack Massimino, Ken Ord, William Murtagh, William Buchanan, Robert Owen, Stan Mortensen, Mark Pelesh, Mary Barry, Beth Wilson, Dennis Devereux, Paul St. Pierre, Alice Kane, Terry Hartshorn, Linda Skladany, Hank Adler, Loyal Wilson and Mike Berry. The federal derivative actions have since been consolidated in federal court; the state derivative actions have also been consolidated in state court. The parties are currently in settlement negotiations to resolve these lawsuits.

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

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The qui tam action alleges violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The federal government has the right to intervene in, or take over, a qui tam action. If the government declines to intervene, the relator may elect to pursue the litigation on behalf of the federal government and, if he is successful, receive a portion of the federal government’s recovery. The Company has been informed that two other qui tam actions have been filed against the Company regarding alleged violations of the incentive compensation prohibitions in the HEA. The Company believes its compensation practices regarding admissions personnel have been in compliance with applicable law and intends to defend itself vigorously in this matter.

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

As of March 31, 2008, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

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

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest income in income tax expense in our Condensed Consolidated Statement of Operations. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are now reported as a component of income tax expense. During the third quarter of fiscal 2008, the Company recognized income tax-related interest of less than $0.1 million in accordance with FIN 48. As of March 31, 2008 and July 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Financial Position was $0.7 million and $3.6 million, respectively.

During the third quarter of fiscal 2008, the Company settled and closed the IRS examination related to fiscal years 2005 and 2006. The result was a tax payment of less than $0.1 million for 2005 and a refund of taxes for 2006 of $0.3 million. We were also subject to examination in various state and foreign jurisdictions for the 2003-2006 tax years, none of which were individually material. During the second quarter, the Company settled and closed the IRS examination related to fiscal 2004 in the amount of $0.7 million, excluding accrued interest of $0.2 million.

As of March 31, 2008 and July 1, 2007, the total amount of unrecognized tax benefits was $2.7 million and $21.2 million, respectively. The decrease in the unrecognized tax benefit was the result of the filing of a tax accounting method change for the depreciation of leasehold improvements and an IRS audit settlement. As of March 31, 2008 and July 1, 2007, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized is $0.2 million and $1.1 million, respectively. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is less than $0.2 million.

The Company’s effective tax rate for the first nine months of fiscal 2008 was 36.4% compared to 38.1% for the first nine months of fiscal 2007. The effective tax rate for the first nine months of 2008 reflects the reversal of $1.6 million of net income tax-related interest which was determined to be no longer needed in accordance with FIN 48. Excluding this item, the Company’s effective tax rate for the first nine months of fiscal 2008 would have been 40.2%.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, which is effective for fiscal years beginning after December 15, 2008. This statement requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after November 15, 2008. This statement asks entities to provide qualitative disclosures about the objectives and strategies for using derivatives. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial condition or results of operations.

Note 10—Student Lending

Effective October 1, 2007, Congress reduced subsidies for all Federal Title IV student financial aid lenders. Those subsidy reductions, coupled with the challenging subprime credit market, have caused lenders to re-evaluate their contractual arrangements with post-secondary institutions, including Corinthian.

The largest of these lenders, Sallie Mae, provided 90% of private loans for Corinthian’s students in the United States in fiscal 2007. Private loans constituted approximately 13% of the Company’s U.S. revenue (on a cash basis) in fiscal 2007. On January 18, 2008, the Company received a letter from Sallie Mae indicating that it was exiting the subprime lending business for private student loans. Thus, effective March 1, 2008, Sallie Mae no longer provides private loans for Corinthian students in the subprime credit category. In fiscal 2007, approximately 75% of private loans issued to Corinthian’s students were subprime. Additionally, on February 20, 2008, the Company received notice that Sallie Mae will no longer provide “serial” subprime private loans for current students in our degree-granting programs. This change means that although Sallie Mae will continue to fund all current subprime loans on the books, it will not provide new “serial” loans for these students.

In addition to Sallie Mae, two other contract lenders had been providing private loans for Corinthian’s students, College Loan Corporation and Student Loan Express. College Loan Corporation (CLC) had notified us that they would no longer offer private loans to the career college sector and that effective March 1, 2008 they exited the Title IV Loan Program. Student Loan Express had previously notified us that they would no longer offer private loans, and on April 3, 2008 notified us that they were exiting the Title IV lending program.

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

For the first nine months of fiscal 2008, for the Company’s U.S. operations, approximately 80% of our revenue was derived from Title IV and 20% from other sources.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of many factors, including: risks associated with variability in the expense and effectiveness of the Company’s advertising and promotional efforts; unfavorable changes in the cost or availability of alternative loans for our students; the uncertain future impact of the new student information system; increased competition; the Company’s effectiveness in its regulatory compliance efforts; the outcome of the OIG/ED investigation; the outcome of pending litigation against the Company; the outcome of ongoing reviews and inquiries by accrediting, state and federal agencies; general labor market conditions; general credit market conditions and lenders willingness or potential unwillingness to make loans to our students and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risks Related to Our Business” in the Company’s Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.

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

Income Taxes. We currently have deferred income tax assets which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income offset by deferred income tax liabilities. We evaluate the realizability of our deferred income tax assets annually. In addition, we review our income tax filing positions quarterly and update our tax contingency reserves as necessary under FIN 48.

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

Stock-based Compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. Accordingly, we adopted SFAS No. 123(R) during the first quarter of fiscal 2006 in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year.

Results of Operations

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	57.5	55.9	58.0	57.1
General and administrative	10.0	9.8	10.4	11.7
Marketing and admissions	25.9	25.8	26.7	26.8
Impairment, facility closing and severance charges	—	0.4	—	0.5

Total operating expenses	93.4	91.9	95.1	96.1
Income from operations	6.6	8.1	4.9	3.9
Interest (income)	(0.3)	(0.8)	(0.4)	(0.7)
Interest expense	0.1	0.3	0.2	0.3
Other (income) expense	(0.1)		(0.2)	0.1

Income from continuing operations before provision for income taxes	6.9	8.6	5.3	4.2
Provision for income taxes	2.1	3.4	2.0	1.6

Income from continuing operations	4.8	5.2	3.3	2.6
Loss from discontinued operations, net of tax	(0.6)	(0.2)	(0.6)	(0.3)

Net income	4.2%	5.0%	2.7%	2.3%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Revenues. Net revenues increased $40.4 million, or 16.8%, from $241.1 million in the third quarter of fiscal 2007 to $281.5 million in the third quarter of fiscal 2008. The increase was due to an approximate 10.8% increase in average student population and a 5.4% increase in the average revenue rate per student during the period. At March 31, 2008, student population related to continuing operations was 72,241, compared with 64,637 at March 31, 2007. Total student starts related to continuing operations increased 13.3% to 26,546 for the third quarter of fiscal 2008 when compared to the third quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $27.2 million, or 20.2%, from $134.6 million in the third quarter of fiscal 2007 to $161.8 million in the third quarter of fiscal 2008. As a percentage of net revenues, educational services expenses increased from 55.9% of revenues in the third quarter of fiscal 2007 to 57.5% of revenues in the third quarter of fiscal 2008. The increase was primarily the result of bad debt expense which amounted to $16.5 million or 5.9% of net revenues for the third quarter of fiscal 2008 compared to $11.8 million or 4.9% of net revenues for the third quarter of fiscal 2007.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $4.5 million, or 19.0%, from $23.7 million in the third quarter of fiscal 2007 to $28.2 million in the third quarter of fiscal 2008. As a percentage of net revenues, general and administrative expenses increased from 9.8% of revenues in the third quarter of fiscal 2007 to 10.0% of revenues in the third quarter of fiscal 2008. The increase is primarily a result of increased compensation costs including incentive compensation and increased legal costs.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $10.8 million, or 17.4%, from $62.2 million in the third quarter of fiscal 2007 to $73.0 million in the third quarter of fiscal 2008. As a percentage of net revenues, marketing and admissions expenses slightly increased from 25.8% of revenues in the third quarter of fiscal 2007 to 25.9% of revenues for the third quarter of fiscal 2008.

Provision for Income Taxes. The effective rate in the third quarter of fiscal 2008 was 30.2% as compared to 39.1% in the third quarter of fiscal 2007. The reduction in the effective rate was due to a reduction in the liability for uncertain tax positions following the completion of the IRS exam for fiscal years 2004 through 2006 and the filing of an application for a change in accounting method with the IRS during the third quarter of fiscal 2008.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Net Revenues. Net revenues increased $103.3 million, or 14.8%, from $698.3 million in the first nine months of fiscal 2007 to $801.6 million in the first nine months of fiscal 2008. The increase was due to an approximate 8.1% increase in average student population and a 6.2% increase in the average revenue rate per student during the period. At March 31, 2008, student population related to continuing operations was 72,241, compared with 64,637 at March 31, 2007. Total student starts related to continuing operations increased 12.2% to 77,554 for the first nine months of fiscal 2008 when compared to the same period of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $66.2 million, or 16.6%, from $398.8 million in the first nine months of fiscal 2007 to $465.0 million in the first nine months of fiscal 2008. As a percentage of net revenues, educational services expenses increased from 57.1% of revenues in the first nine months of fiscal 2007 to 58.0% of revenues in the first nine months of fiscal 2008. The increase, as a percent of revenues, was due primarily to an increase in bad debt expense. Bad debt expense for the first nine months of fiscal 2008 amounted to $48.5 million or 6.1% of net revenues, compared to $39.2 million or 5.6% of net revenues for the first nine months of fiscal 2007.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $1.6 million, or 2.0%, from $81.6 million in the first nine months of fiscal 2007 to $83.2 million in the first nine months of fiscal 2008. As a percentage of net revenues, general and administrative expenses decreased from 11.7% of revenues in the first nine months of fiscal 2007 to 10.4% of revenues in the first nine months of fiscal 2008. The decrease is primarily a result of costs incurred in the second quarter of fiscal 2007 related to the Company’s litigation reserves and the Company’s investigation of its past stock option grants, partially offset by an increase in stock-based compensation and incentive compensation. The increase in stock-based compensation relates to the adjustment to estimated forfeitures in accordance with SFAS No. 123(R) during the second quarter of fiscal 2007.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $26.2 million, or 14.0%, from $187.6 million in the first nine months of fiscal 2007 to $213.8 million in the first nine months of fiscal 2008. As a percentage of net revenues, marketing and admissions expenses decreased slightly from 26.8% of revenues in the first nine months of fiscal 2007 to 26.7% of revenues for the first nine months of fiscal 2008, primarily as a result of lower advertising costs as a percentage of revenue, partially offset by increased admissions representative staffing.

Provision for Income Taxes. The effective rate for the first nine months of fiscal 2008 was 36.4% as compared to 38.1% in the first nine months of fiscal 2007. The reduction in the effective rate was due to a reduction in the liability for uncertain tax positions following the completion of the IRS exam for fiscal years 2004 through 2006 and the filing of an application for a change in accounting method with the IRS during the third quarter of fiscal 2008.

Discontinued Operations. Loss from discontinued operations net of tax increased $2.8 million, or 127.3%, from $2.2 million in the first nine months of fiscal 2007 to $5.0 million in the first nine months of fiscal 2008. The increase in loss from discontinued operations is primarily due to severance costs of $2.7 million incurred during fiscal 2008, respectively.

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

Liquidity and Capital Resources

On August 10, 2007, we executed Amendment No. 1 to our Second Amended and Restated Credit Agreement (“Credit Facility”) dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The Credit Facility expires in 2010 and has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the Credit Facility bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The Credit Facility contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a ED financial responsibility composite score ratio. As of March 31, 2008, we were in compliance with all of the covenants. As of March 31, 2008, the Credit Facility had borrowings outstanding of $27.3 million and approximately $13.0 million was used to support standby letters of credit. The Credit Facility is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $56.7 million as of March 31, 2008 and $123.6 million as of June 30, 2007 and the current ratio was 1.4:1 and 1.8:1, respectively. The decrease in working capital compared to June 30, 2007 is primarily due to repayment of cash borrowed for purposes of calculating our ED financial responsibility composite score.

Cash flows provided by operating activities amounted to $61.7 million in the first nine months of fiscal 2008 compared to $41.9 million provided by operating activities in the same period of fiscal 2007. The increase in cash provided by operating activities for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was primarily due to an increase in prepaid tuition and net income. Included in cash flows from operating activities is less than $0.1 million and $1.7 million of net cash used in operating activities related to discontinued operations for the first nine months of 2008 and 2007, respectively.

Cash flows used in investing activities amounted to $22.2 million in the first nine months of fiscal 2008 compared to $41.7 million in the first nine months of fiscal 2007. The decrease in cash used in investing activities in the first nine months of fiscal 2008 compared to the same period last year was due primarily to lower capital expenditures and a decrease in investments in marketable securities. Capital expenditures of $40.5 million during the first nine months of fiscal 2008 were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $55 million for fiscal 2008.

Cash flows used in financing activities in the first nine months of fiscal 2008 amounted to approximately $80.1 million compared to $12.9 million for the first nine months of fiscal 2007. The increase in cash used in financing activities in the first nine months of fiscal 2008 compared to the same period last year was due primarily to a repayment of long-term debt. We funded our cash needs through cash flows from operations.

See Note 10—Student Lending to the accompanying financial statements for a discussion of changes in the student lending environment which may affect liquidity.

Update Regarding Regulatory and Accreditation Matters

In a letter received from ACCSCT dated December 7, 2007, the Company was informed of a show cause action regarding our Everest College in North Aurora, Illinois. In a letter from ABHES dated December 18, 2007, the Company was informed of a show cause action of our campus in Atlanta, Georgia, and its branches in Marietta and Jonesboro, Georgia. The Company is currently in the process of transitioning the Marietta and Jonesboro, Georgia, campuses from branches of our Atlanta, Georgia, campus to branches of other main campuses that currently do not have any regulatory or Accreditation matters, and is teaching out the campus in Atlanta, Georgia. In a letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in Alhambra, CA. In another letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in San Jose, CA.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of March 31, 2008, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $27.3 million and capital lease obligations of $15.2 million, and (ii) student notes receivable, net, in the aggregate amount of $14.2 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of March 31, 2008 was CAD $36.8 million which includes borrowings outstanding under the credit facility of CAD $28.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Additionally, see Note 10—Student Lending to the accompanying financial statements for a discussion of changes in the student lending environment which could materially affect our business, financial condition or future results.

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

CORINTHIAN COLLEGES, INC.

May 6, 2008	/s/ JACK D. MASSIMINO
Jack D. Massimino
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2008	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2008	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)