Form 10-K
period 2008-06-30
CORINTHIAN COLLEGES INC
filed 2008-08-29
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☐

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2007, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.31 billion, based upon the closing sales price of the Common Stock as reported on Nasdaq National Stock Market on such date. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes. As of August 21, 2008, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 85,395,071.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

•	our fiscal year ends on June 30; references to fiscal 2008, fiscal 2007 and fiscal 2006 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

EXPLANATORY NOTE

During the fourth quarter of fiscal 2008, the Company decided to divest the Wyo-Tech Oakland CA campus. The Company will continue to operate and invest in the campus until it is sold. The campus is available for immediate sale in its present condition, and we expect to complete the sale in fiscal 2009. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its campuses in Lynnwood WA and Atlanta GA, and one of its two campuses in Everett, WA. We expect to have no significant continuing involvement with the entities after they have been sold or closed.

During the fourth quarter of fiscal 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston MA campus. The Company entered into an asset purchase agreement to sell its Canadian schools located outside the Province of Ontario and closed the transaction on February 29, 2008. The Company also entered into an asset purchase agreement to sell its WyoTech Boston campus and closed the transaction on May 1, 2008. We have no significant continuing involvement with these entities.

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2008, are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS

Overview

Our Company is one of the largest for-profit post-secondary education companies in the United States and Canada, serving the large and growing segment of the population seeking to acquire career-oriented education. As of June 30, 2008, we had a student enrollment of 69,200, and operated 89 schools in 24 states, and 17 schools in the province of Ontario, Canada. We offer a variety of diploma programs and associate’s, bachelor’s and master’s degrees through a single operating segment (refer to Note 1 of the accompanying consolidated financial statements for more information). Our training program areas include healthcare, criminal justice, mechanical, trades, business and information technology.

Historically, we have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and adopting curricula into existing colleges. Since the Company’s formation in 1995, we have acquired 74 colleges (net of closures, discontinued operations, and consolidations) and we have opened 32 branch campuses.

Operating Strategy

Key elements of our operating strategy include the following:

Emphasize Student Outcomes. We believe that positive student outcomes are a critical component of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability, and high graduation and placement rates enhance a school’s reputation and the marketability of its programs. We have implemented a variety of student service programs, including orientation and tutoring, academic advising, ride-sharing and referral programs, all of which are designed to help students complete their programs, graduate and achieve their career goals. We use a curriculum development team comprised of campus representatives, corporate program directors and textbook publishers. For each program area, each campus also uses advisory boards comprised of local business professionals, to help ensure that our curricula meet employer requirements. We also maintain full-time career services personnel at our schools who are responsible for helping our students obtain employment. Career services identifies prospective employers, helps students prepare resumes, conducts practice interviews, establishes externship programs and tracks students’ placement success on a monthly basis.

Create an Effective Learning Environment. We view our students as customers and seek to provide a supportive learning environment where student satisfaction and success are achieved. We offer a flexible schedule of classes, providing our students with the opportunity to attend classes throughout the day, as well as nights and weekends. Schools operate year-round, permitting students to complete their course of study quickly. We maintain reasonable class sizes and offer support programs such as on-campus advising and tutoring. We also maintain a toll-free student hotline to address and help resolve student concerns.

Focus on Attractive Markets. We design our educational programs to benefit from favorable demographic and labor market trends. Our schools offer programs in industries which are growing and offer ample career opportunities, including healthcare, criminal justice, mechanical, construction trades, business and information technology. Our geographic strategy is to build a strong competitive position in attractive and growing markets where we can operate efficiently and benefit from favorable demographic trends.

Standardize Key Business Processes. To help ensure operational efficiency and a consistent student experience across our system of campuses, we are currently standardizing key business processes. Thus far, we have implemented a standard admissions and student finance process and we are in the process of implementing a new student information system.

Centralize Key Functions. In order to capitalize on the experience of our senior management team and to encourage best practices, we have established a divisional management organization consisting of local school administrators, regional vice presidents of operations and admissions, and division presidents and general managers. Local and divisional operations are supported by centralized functions supervised by senior management at our campus support center.

Local school administrators retain control of the day-to-day operations of their individual schools. Local school administrators are assisted by and receive oversight from regional vice presidents and division presidents and general managers and their respective support teams. The campus support center management team controls key operational functions such as accounting, information technology, student financial services management, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, real estate, and accreditation and licensing which we believe enables us to achieve significant operating efficiencies.

Growth Strategy

Our growth strategy consists of the following components:

Enhance Growth at Existing Campuses

Integrated and Centralized Marketing Program. We employ an integrated marketing program which includes an extensive direct response advertising campaign delivered through television, the Internet, newspaper, and direct mail. A professional staff at our campus support center manages the overall marketing program. The effectiveness of our marketing campaigns depends on timely and accurate lead tracking. To that end, we operate a call center for our U.S. campuses at our main office in California, as well as an outsourced overflow call center, and we have an outsourced call center in Canada for our Canadian operations.

Maximizing Core Programs. Our program strategy leverages our core curricula in such disciplines as healthcare, mechanics, trades, criminal justice and business. To maximize the adoption of core programs across our network of schools, we have developed detailed, campus-based plans that take into account each school’s program mix, facility capacity, and current and projected employer needs. In fiscal 2008, we implemented [80] such core programs in our schools. In addition we are expanding our new program development capabilities, which we believe will provide another significant source of growth over time.

Facilities Enhancement and Expansion. We believe that modern and attractive facilities enhance the overall student learning experience. We remodel, expand and relocate our existing colleges to ensure we have sufficient capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities. We expect to continue to systematically remodel and relocate selected schools within their respective markets. Since 2003, we have relocated 34 colleges and completed 117 remodeling or enlargement projects of our campuses. During fiscal 2008, we remodeled, relocated, or expanded 12 colleges. As of June 30, 2008, the total occupied square footage of all of our properties was approximately 4.5 million square feet.

Expand Online Education

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

We began enrolling exclusively online students through our Florida-based Everest University schools in fiscal 2002. In the fourth quarter of fiscal 2005, we started to offer exclusively online degrees through our regionally-accredited Everest College in Phoenix, Arizona. Online degree programs are offered in business, criminal justice, accounting, higher education management, criminal investigations, applied management, homeland security, computer information science, and medical insurance billing and coding. In total, 18 accredited degrees are available exclusively online at the master’s, bachelor’s, and associate’s levels.

During fiscal 2008 we experienced a significant increase in the number of students taking our online courses. Our online learning participation increased by approximately 35% to 145,085 course registrations in fiscal 2008. As of June 30, 2008, we offered 307 online courses through 33 campuses serving approximately 10,546 exclusively online students.

Make Strategic Acquisitions

Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 106 campuses operated as of June 30, 2008, 74 colleges have been acquired (net of closures, consolidations, or locations sold). All of our acquisitions occurred prior to 2005. To evaluate acquisition opportunities, we have established several criteria, such as demographics, curricula, geography and selected financial measurements.

In addition to acquisition-related activity, in fiscal 2008 we developed an in-house capability to pursue other business development opportunities. In particular, we are focused on developing federal sources of revenue outside of Title IV. Such sources include programs sponsored by the Department of Defense and the Department of Labor.

Establish Additional Locations

Since our initial public offering in February 1999, we have opened 36 branch campuses, of which 32 remain a part of our operations. Of the 36 branch campuses, 2 were opened in each of fiscal 1999 and fiscal 2000, 4 were opened in each of fiscal 2001 and fiscal 2002, 6 were opened in fiscal 2003, 10 were opened in fiscal 2004, 5 were opened in fiscal year 2005 and 3 were opened in fiscal 2006. A key advantage of this strategy is that students attending new campuses branched from existing campuses have immediate access to federally funded student financial aid. We believe that opening new branch campuses allows us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our extensive investment in curricula.

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

Our diploma curricula includes the following key programs: medical assisting, medical insurance billing and coding, massage therapy, dental assisting, pharmacy technician, medical administrative assisting, automotive and diesel technology, HVAC, surgical technology, plumbing, electrical, nursing, aircraft frame and power plant maintenance technology, electronics and computer technology. Our degree curriculum includes business administration, criminal justice, medical assisting, accounting, paralegal, marketing, computer information technology, legal assisting, hospitality management, court reporting, film and video. At our Everest Florida campuses, most associate’s degree programs also articulate into a bachelor’s degree in the same course of study. Master’s degrees are also offered at Everest Florida in business administration and criminal justice.

Diploma programs generally have a duration of 6-24 months, depending on the course of study. Associate’s degree programs have a duration of 18-24 months, bachelor’s degree programs have a duration of 36-48 months and master’s degree programs have a duration of 21 months. As of June 30, 2008, we had approximately 61% of students enrolled in diploma programs, approximately 33% of students enrolled in associate’s programs, approximately 5% of students enrolled in bachelor’s programs and approximately 1% of students enrolled in master’s programs.

The following table reflects our schools, locations, date acquired or opened, principal curricula, institutional accrediting agency, and square footage as of June 30, 2008. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), automotive and diesel technology (AT) and other miscellaneous programs (OTH)(1).

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest College, Alhambra, CA	1/1/1996	HC, B	ACCSCT(5)	42,200
Everest College, Anaheim, CA	7/1/1995	HC	ACCSCT	31,900
Everest College, Arlington (Mid Cities), TX	6/9/2003	B, CJ, HC	ACICS	22,200
Everest College, Arlington, VA	1/2/2002	B, CJ, HC	ACICS	23,500
Everest College, Aurora, CO	10/1/1996	HC, B, CJ	ACICS	33,000
Everest College, Bremerton, WA	8/4/2003	HC	ACICS	18,900
Everest College, Burr Ridge, IL	7/2/2002	HC	ACCSCT	29,500
Everest College, Chesapeake, VA	3/1/1999	HC, B	ACICS	26,900
Everest College, Chicago, IL	6/26/2003	HC	ACCSCT	47,300
Everest College, City of Industry, CA	10/1/2000	HC, B, CJ	ACCSCT	39,300
Everest College, Colorado Springs, CO	10/1/1996	HC, B, IT, CJ	ACICS	30,500
Everest College, Dallas, TX	2/3/2003	B, CJ, HC	ACICS	45,800
Everest College, Everett, WA	8/4/2003	HC	ACICS(4)	24,200
Everest College, Fife, WA	8/4/2003	HC	ACCET(3)	17,500
Everest College, Fort Worth, TX	8/24/2004	B, CJ, HC	ACICS	32,800
Everest College, Gardena, CA	1/1/1996	HC	ACCSCT	22,100
Everest College, Hayward, CA	9/1/2001	HC	ACCSCT	21,200
Everest College, Los Angeles, CA	1/1/1996	HC	ACCSCT	22,500
Everest College, McLean, VA	6/2/2004	HC, B, CJ	ACICS	28,600
Everest College, Merrillville, IN	2/1/2001	HC, B	ABHES	34,500
Everest College, Merrionette Park, IL	10/19/2005	HC	ACICS	33,800
Everest College, Mesa, AZ	11/15/2005	B, CJ, HC	NCA(6)	21,400
Everest College, Newport News, VA	10/1/1995	HC, B, CJ	ACICS	16,200
Everest College, North Aurora, IL	2/1/2005	HC, B	ACCSCT	38,500
Everest College, Ontario Metro, CA	1/1/2001	B, CJ, HC	ACICS	40,800
Everest College, Ontario, CA	10/1/2000	HC, B	ACCSCT	34,000
Everest College, Phoenix, AZ	6/1/2000	B, CJ, HC	NCA	35,700
Everest College, Portland, OR	10/1/1996	HC, B, IT, CJ, OTH	ACICS	35,400
Everest College, Renton, WA	7/1/1996	HC, OTH	ACCSCT	41,700
Everest College, Reseda, CA	7/1/1995	HC	ACCSCT	26,600
Everest College, Salt Lake City, UT	10/1/1996	HC, B, IT, CJ, OTH	ACICS	40,100

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest College, San Bernardino, CA	7/1/1995	HC, B, CJ, OTH	ACICS	35,900
Everest College, San Francisco, CA	10/1/1995	HC	ACCSCT	30,600
Everest College, San Jose, CA	10/1/1995	HC	ACCSCT	18,300
Everest College, Seattle, WA	8/4/2003	HC	ACCET	27,000
Everest College, Skokie, IL	5/1/2001	HC, B	ACCSCT	36,000
Everest College, Springfield, MO	10/1/1996	HC, B, IT, CJ	ACICS	28,700
Everest College, St. Louis, MO	3/31/2005	HC, B, OTH	ACICS	30,000
Everest College, Tacoma, WA	8/4/2003	HC	ACICS	30,700
Everest College, Thornton, CO (2)	10/1/1996	HC, B, IT, CJ	ACICS	25,900
Everest College, Torrance, CA	1/1/2000	HC	ACCSCT	7,300
Everest College, Vancouver, WA	8/4/2003	HC	ACCET	17,900
Everest College, Vancouver, WA	10/1/1996	HC, B, CJ	ACICS	23,000
Everest College, West Los Angeles, CA	10/1/2000	HC, CJ	ACCSCT	31,300
Everest Institute, Austin, TX	10/2/2002	HC, OTH	ACCSCT	51,900
Everest Institute, Brighton, MA	1/1/1996	HC	ACCSCT	26,000
Everest Institute, Chelsea, MA	3/30/2004	HC	ACCSCT	30,500
Everest Institute, Columbus, OH	9/7/2004	HC, B	ACCSCT	28,300
Everest Institute, Cross Lanes, WV	7/1/1995	HC, IT	ACCSCT	26,700
Everest Institute, Dearborn, MI	3/1/2001	HC	ACCSCT	38,400
Everest Institute, Dekalb, GA	5/1/2000	HC	ACCSCT	27,200
Everest Institute, Detroit, MI	12/23/2003	HC	ACCSCT	23,600
Everest Institute, Eagan, MN	6/17/2004	HC	ACCSCT	23,700
Everest Institute, Ft. Lauderdale, FL	9/30/2003	HC	ABHES	30,700
Everest Institute, Grand Rapids, MI	2/2/2001	HC, B	ABHES	34,700
Everest Institute, Hialeah, FL	4/1/2002	HC, CJ, IT	ABHES(7)	40,000
Everest Institute, Houston (Bissonet), TX	6/30/2004	HC, IT, OTH	ACCSCT	60,500
Everest Institute, Houston (Greenspoint), TX	1/1/2000	HC	ACCSCT	27,600
Everest Institute, Houston (Hobby), TX	12/1/2001	HC	ACCSCT	26,300
Everest Institute, Jonesboro, GA	4/1/2000	HC	ACCSCT	35,600
Everest Institute, Kalamazoo, MI	2/1/2001	HC, B	ABHES	28,400
Everest Institute, Kendall, FL	4/1/2002	HC, CJ, B	ABHES	29,300
Everest Institute, Marietta, GA	4/1/2000	HC	ACCSCT	24,700
Everest Institute, Miami, FL	4/1/2002	HC, CJ, B	ABHES	43,500
Everest Institute, Norcross, GA	3/31/2003	HC	ACCSCT	19,300
Everest Institute, Pittsburgh, PA	10/1/1996	HC, B, CJ	ACICS	39,000
Everest Institute, Rochester, NY	10/1/1996	B, IT, CJ, HC	ACICS	43,600
Everest Institute, San Antonio, TX	7/1/1995	HC, OTH, IT	ACCSCT	60,200
Everest Institute, Silver Spring, MD	2/8/2005	HC	ACICS	30,700
Everest Institute, South Plainfield, NJ	12/13/2005	HC	ACCSCT	35,000
Everest Institute, Southfield, MI	1/1/1996	HC, IT	ACCSCT	41,600
Everest Institute, Tigard, OR	8/4/2003	HC	ACCET	20,600
Everest University, Brandon, FL	10/1/1996	HC, B, IT, CJ	ACICS	49,300
Everest University, Jacksonville, FL	7/1/2000	HC, B, CJ	ACICS	37,200
Everest University, Lakeland, FL	10/1/1996	HC, B, IT, CJ	ACICS	30,400
Everest University, Largo, FL	10/1/1996	HC, B, IT, CJ	ACICS	40,000
Everest University, Melbourne, FL (2)	10/1/1996	HC, B, IT, CJ, OTH	ACICS	30,100
Everest University, Orange Park-Jacksonville, FL	3/3/2004	HC, B, CJ, OTH	ACICS	43,000
Everest University, Orlando (North), FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	46,000
Everest University, Orlando (South), FL	10/1/1996	HC, B, IT, CJ	ACICS	59,900
Everest University, Pompano Beach, FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	53,100
Everest University, Tampa, FL (2)	10/1/1996	HC, B, IT, CJ, OTH	ACICS	39,400
Las Vegas College, Henderson, NV	10/1/1996	HC, B, CJ	ACICS	31,500
WyoTech, Blairsville, PA (2)	7/1/2002	AT	ACCSCT	261,200

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
WyoTech, Daytona Beach, FL	8/4/2004	OTH	ACCET	92,400
WyoTech, Fremont, CA	8/7/2003	AT, OTH	ACCSCT	124,900
WyoTech, Laramie, WY	7/1/2002	AT	ACCSCT	419,800
WyoTech, Long Beach, CA	10/1/2000	AT, HC, IT, OTH	ACCSCT	92,400
WyoTech, Sacramento, CA	1/27/2004	AT	ACCSCT	248,500

Campus Support Center Offices
Santa Ana, CA				129,000
Gulfport, MS				4,800
Tampa (Online), FL				65,100
Tampa (Regional), FL				7,300
Tempe (Online), AZ				37,300
Washington, DC				2,300

Total Square Footage for U.S. Properties				4,193,700

Canadian Schools and Colleges	Opened/Acquired	Principal Curricula	Square Footage
Everest College of Business, Technology and Health Care, Barrie, Ontario	08/19/2003	HC, B, CJ, IT	14,200
Everest College of Business, Technology and Health Care, Brampton, Ontario	08/19/2003	HC, B, CJ, IT	15,500
Everest College of Business, Technology and Health Care, College Park, Ontario	08/19/2003	HC	29,000
Everest College of Business, Technology and Health Care, Hamilton (Mountain), Ontario	08/19/2003	HC, CJ, IT	18,500
Everest College of Business, Technology and Health Care, Hamilton (City Center), Ontario	08/19/2003	B, HC, IT, CJ	7,800
Everest College of Business, Technology and Health Care, Kitchener, Ontario	08/19/2003	B, HC, CJ, IT	12,600
Everest College of Business, Technology and Health Care, London, Ontario	08/19/2003	HC, IT, B, CJ	12,200
Everest College of Business, Technology and Health Care, Mississauga, Ontario	08/19/2003	HC, B, IT, CJ, OTH	30,400
Everest College of Business, Technology and Health Care, Newmarket, Ontario	08/19/2003	HC, B, CJ, IT	14,100
Everest College of Business, Technology and Health Care, North York Ontario	08/19/2003	HC, B, CJ	17,900
Everest College of Business, Technology and Health Care, Ottawa (West-Nepean), Ontario	08/19/2003	HC, B, IT, CJ, OTH	17,400
Everest College of Business, Technology and Health Care, Ottawa (East), Ontario	08/19/2003	HC, B, IT, CJ, OTH	32,700
Everest College of Business, Technology and Health Care, Scarborough, Ontario	08/19/2003	HC, B, IT, CJ	17,500
Everest College of Business, Technology and Health Care, Sudbury, Ontario	08/19/2003	B, HC, CJ, IT	15,200
Everest College of Business, Technology and Health Care, Toronto (Central), Ontario	08/19/2003	B, HC, IT, CJ, OTH	25,100
Everest College of Business, Technology and Health Care, Thunder Bay, Ontario	08/19/2003	HC, B, IT, CJ	10,800
Everest College of Business, Technology and Health Care, Windsor, Ontario	08/19/2003	HC, B, CJ, IT	12,400
Everest College of Business, Technology and Health Care Campus Support Center	08/19/2003		9,300

Total Square Footage for Canadian Properties			312,600

Canadian Schools and Colleges	Opened/Acquired	Principal Curricula	Square Footage
Total Square Footage for All Properties			4,506,300

(1)	OTH means “Other” and includes programs such as, travel and hospitality, video/film production, plumbing, electrical, HVAC, and other trades as well as other miscellaneous programs.
(2)	Indicates owned properties.
(3)	Accrediting Council for Continuing Education and Training
(4)	Accrediting Council for Independent Colleges and Schools
(5)	Accrediting Commission of Career Schools and Colleges of Technology
(6)	North Central Association Higher Learning Commission
(7)	Accrediting Bureau of Health Education Sciences

Marketing and Recruitment

We employ a variety of methods to attract applicants who will benefit from our programs and achieve success in their chosen careers. The methods include a variety of direct response marketing techniques to generate leads of potential applicants for our schools. Our marketing department generated approximately 2.2 million leads in the United States and Canada in fiscal 2008, primarily through television, internet, direct mail, newspaper, and yellow pages. The effectiveness of these marketing campaigns is dependent upon timely and accurate lead tracking. To that end, we operate a call center for our U.S. campuses at our main office in California, as well as an outsourced overflow call center, and we have an outsourced call center in Canada for our Canadian operations.

The call centers are staffed by a team of operators who receive incoming calls from prospective students attracted to our programs. These trained operators enter relevant data on each prospect into our management information system during the call and then transfer the prospective student to the appropriate school.

Our marketing agencies have access to our management information database and are provided with real time information on the effectiveness of individual campaigns. This allows them to identify leads generated by specific commercials and spot times. The agencies consult with our marketing department to adjust schedules for advertisements depending on our needs and the effectiveness of the particular advertisements. Since approximately 51% of our marketing budget is spent on television and newspaper advertisements, the availability of timely and accurate lead information is critical to the leads generation process. For the year ended June 30, 2008, approximately 26% of our new student enrollments were generated through television, newspaper and yellow pages marketing, 33% were generated from the Internet, 27% were generated through referrals, 4% were generated through direct mail, and 10% were generated through a variety of other methods.

National Branding

Over the last two fiscal years we have consolidated multiple brand names to increase our company’s overall visibility and gain the marketing efficiencies associated with national advertising. As of June 30, 2008 all of our schools except for one operated under one of two national brands, Everest or WyoTech. The Everest brand was recently developed by the Company, and WyoTech is a well-established brand in automotive training. As of June 30, 2008, 99 out of 106 schools were operating under the new Everest brand, and 6 schools were operating under the WyoTech brand. As a result of brand consolidation, in the fourth quarter of fiscal 2007 we recognized an impairment charge of $4.5 million for trade names that will no longer be in use.

Admissions

As of June 30, 2008, we employed approximately 1,400 admissions representatives who work directly with prospective students to facilitate the admissions process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct quarterly student satisfaction surveys at our campuses in the United States in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to train our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs, and conduct student surveys which help us ensure compliance with both government regulations and our corporate policies.

One of our objectives in the admissions process is to identify students who have the ability to succeed in our schools. The majority of prospective students must pass a standardized admissions test. Most of our colleges in the United States accept non-high school graduates who can demonstrate an ability to benefit (“ATB students”) from the program by passing certain tests which are required by the ED. We believe that ATB students can successfully complete many of our diploma programs and our colleges have demonstrated success in graduating and placing these students over the years. As of June 30, 2008, ATB students accounted for approximately 21.5% of total enrollments in our U.S. schools.

Placement

Graduate placement outcomes are critical to our colleges’ reputations and their ability to continue to successfully recruit new students. We maintain a career services department at each college and, as of June 30, 2008, employed approximately 390 individuals in this capacity. We require our career services personnel to work with students from the time they begin their courses of study until they are successfully placed in jobs for which they are trained. Our career services departments assist students with resumes, help them develop a professional demeanor, conduct practice interview sessions, and identify prospective employers for the colleges’ graduates. Overall, we believe the efforts we devote to place our graduates have achieved excellent results.

Our colleges endeavor to obtain information regarding their students’ employment following graduation. The reliability of that information depends, to a large extent, on the completeness and accuracy of the data provided to our colleges by graduates and their employers. Additionally, a dedicated team at the campus support center conducts a verification process to check the accuracy of the placement information gathered by our campuses. Based on information received from these groups of people, we believe that approximately 83.7% of our graduates in calendar year 2007 who were available for placement have been placed in a job for which they were trained as calculated based on accrediting agency standards. The various accrediting agencies evaluate placement rates by individual institution and program, and have different requirements regarding which students are considered “available for placement.” In defining the graduate cohort group for the purpose of calculating placement rates, certain accrediting agencies may exclude, for example, graduates who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the U.S. after graduation. Where applicable, we have also excluded those graduates in our calculation of students available for placement and the graduate placement rate.

Tuition

Typical tuition rates for our diploma programs in the U.S. and Canada range from $3,600 to $32,000, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $225 to $405 per undergraduate credit hour, depending upon the program of study. Tuition for graduate programs ranges from $435 to $500 per credit hour. On average, an undergraduate degree candidate can expect tuition of approximately $9,600 per academic year, while a master’s degree candidate can expect tuition of approximately $11,400 per academic year. In addition to tuition, students may be required to purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges.

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

Campus Administration

We establish policies at our campus support center office, implement these policies, and monitor the performance of our schools through the coordination of the president and chief operating officer, the division presidents and general managers, our regional vice presidents of operations, the regional vice presidents of admissions, and their respective support staffs and through our internal audit department. The college presidents have the responsibility for the day-to-day operation of the schools. Each U.S. college generally employs the following management personnel which report to the college president:

•	an academic dean or education director;

•	an admissions director;

•	a career services director;

•	a finance director, and

•	a business manager (where total students enrolled justify this level of support).

Our schools in Canada are typically smaller and thus employ a smaller management team. As each school’s enrollment grows, additional management may be added.

Campus support center personnel manage several key functions, including accounting, information technology, student financial services, career services support, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, real estate, and accreditation and licensing. Among the principal oversight functions performed by campus support center personnel (in cooperation with our division, region and college management) are the annual operating budget, strategic planning and forecasting processes. These processes establish goals for each college, assist in implementing strategies and establish performance expectations and corresponding incentives. Our senior management team monitors operating performance and profitability of each college and has established periodic communication with the college presidents to review key performance indicators such as lead flow, starts, student population, retention, placement, compliance and other operating results to determine the proper course of action.

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

Facilities

Our campus support center office is located in Santa Ana, California and our 106 campuses as of June 30, 2008, are located in 24 states and in the province of Ontario, Canada. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity at our facilities and the expected future facilities capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2004 through fiscal 2008, approximately 24% of the campuses have been relocated and an additional approximately 85% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended and has been updated to reflect solely continuing operations:

	2008	2007	2006	2005	2004
Opened
Acquired	0	0	0	1	72
Branched	0	0	3	5	10
Closed, combined or sold	0	2	17	12	23
Campuses at year end	106	106	108	122	128
Relocated	2	2	6	10	5
Enlarged or remodeled	10	6	12	32	30

All but four of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

Management and Employees

Our company is led by Jack D. Massimino, Chief Executive Officer, Chairman of the Board, and Peter C. Waller, President and Chief Operating Officer. They are assisted by the other executive officers of the Company: Kenneth S. Ord, Beth A. Wilson, William B. Buchanan, Mark L. Pelesh, Stan A. Mortensen, Robert C. Owen, and David A. Poldoian. In addition to the executive officers, our management team includes other vice presidents and senior vice presidents who provide supervision of various functional areas and the presidents of our operating divisions. As of June 30, 2008, we had approximately 10,000 employees in the U.S. and Canada, of whom approximately 3,930 were part-time and approximately 640 were employed at or assigned to our campus support center and regional offices.

Faculty

The faculty members at our colleges are industry professionals and hold appropriate credentials in their respective disciplines. We choose faculty who possess the requisite academic and experiential qualifications and who we believe will be successful in working with our students and encourage them to pursue professional development activities to enhance their functional and classroom skills. We believe the skill and dedication of our faculty is critical to the academic and professional success of our students. As of June 30, 2008, we employed 3,463 faculty in the United States and Canada, 1,161 of whom were full-time employees. Faculty represents approximately 34% of our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of August 23, 2008, as well as other “significant employees” of the Company as defined under Item 401(c) of Regulation S-K:

Names	Ages	Positions
Jack D. Massimino	59	Chief Executive Officer, Chairman of the Board
Peter C. Waller	54	President and Chief Operating Officer
Kenneth S. Ord	62	Executive Vice President and Chief Financial Officer
Beth A. Wilson	56	Executive Vice President, Operations
William B. Buchanan	42	Executive Vice President, Marketing
Mark L. Pelesh	54	Executive Vice President, Legislative and Regulatory Affairs
Stan A. Mortensen	41	Senior Vice President, General Counsel and Corporate Secretary
Robert C. Owen	47	Senior Vice President and Chief Accounting Officer
David A. Poldoian	55	Chief Business Development Officer

Jack D. Massimino, became our Chief Executive Officer in November 2004. He was appointed Chairman of the Board in August 2008. He was previously a member of the Board of Directors and a member of the Audit and Compensation Committees of the Board. Prior to joining our company, Mr. Massimino was retired and managed his personal investment portfolio. Previously, he was President and Chief Executive Officer of Talbert Medical Management Corporation, a publicly traded physician practice management company from 1995 through late 1997. Prior to his association with Talbert, Mr. Massimino was Executive Vice President and Chief Operations Officer of FHP International Corporation, a multi-state, publicly-traded HMO, with revenues of approximately $4 billion at the time of his service. He also served in other executive positions after joining FHP in 1988, including Senior Vice President and Vice President, Corporate Development. Prior to such time, Mr. Massimino held other executive positions in the healthcare field starting in the mid-1970’s. He received a Bachelor of Arts in Psychology from California Western University and earned a Master’s Degree in Management from the American Graduate School for International Management.

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

Beth A. Wilson has been employed by us since our inception in July 1995. She was promoted to Executive Vice President in July 2001 and oversees all operational support for accreditation and licensure, curriculum development and quality control, career services, human resources, real estate, facilities and purchasing. Previously, Ms. Wilson was Vice President of Operations from June 1998 to June 2001. Ms. Wilson was Regional Operations Director for Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by NECI from 1991 to 1995, initially as Executive Director of its Capital Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Additionally, between 1999 and 2003, and again starting in July 2008 to the present, Ms. Wilson has served as a Commissioner for ACCSCT. Ms. Wilson earned a Master’s of Business Administration from National University and a Bachelor of Arts degree from California State College, Sonoma.

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

David A. Poldoian joined the Company in November 2004, as President and Chief Operating Officer of the Online Learning division. In January 2008, he was appointed Chief Business Development Officer. Prior to joining Corinthian, Mr. Poldoian spent nine years with the Anheuser-Busch Companies beginning in 1995, initially serving as President of its Eagle Snacks, Inc. division and later reporting directly to the Chairman and Chief Executive Officer. Mr. Poldoian was Vice President and Partner with Bain & Company, a strategic consulting firm, from 1986 to 1995. Mr. Poldoian completed a Bachelor of Arts degree at Tufts University, and earned a Master of Business Administration from Harvard Business School.

GOVERNMENTAL REGULATIONS AND FINANCIAL AID

U.S. Regulations

Students attending our schools in the U.S. finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment), federal financial aid programs, and loans from the Company or third parties.

We estimate that during fiscal 2008 approximately 79.9% of our students in the U.S. received some federal Title IV financial aid. For fiscal 2008, approximately 81.0% of our revenues (on a cash basis) were derived from federal Title IV programs (as defined herein).

If any of our institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students in the U.S. obtain access to federal student financial aid through an ED-prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs is to the students, who then apply those funds to the cost of their education. The receipt of funds from federal financial aid programs reduces the students’ amount due to the institution, but does not affect the Company’s revenue recognition.

In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the “HEA”), and the regulations issued thereunder by the ED, subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA (“Title IV”). Under the HEA, regulatory authority is divided among each of the following components: (i) the federal government, which acts through the ED; (ii) the accrediting agencies recognized by the ED; and (iii) state higher education regulatory bodies. Among other things, the HEA and ED regulations require each of our U.S. institutions to: (i) maintain a rate of default by its students on federally guaranteed loans that are below a specified rate; (ii) limit the proportion of its revenue (on a cash basis) derived from the Title IV programs; (iii) comply with certain financial responsibility and administrative capability standards; (iv) prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or the award of financial aid; and (v) achieve prescribed completion and placement outcomes for short-term programs. The regulations, standards and policies of the regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations or standards could have material consequences for our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs and costs of doing business.

The federally guaranteed loans referred to by us are authorized by the HEA and are guaranteed ultimately by the U.S. Secretary of Education. The Title IV guaranteed loans are neither guaranteed by us, nor can such guaranteed loans become our obligation. Accordingly, we do not record an obligation to repay any of the Title IV guaranteed loans that are not repaid by our former students, and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federally guaranteed loans.

Rather, the ED regulations require that we maintain a rate of default by our former students on federally guaranteed, or funded student loans, that is below a specified rate, and pertain solely to our eligibility to participate in federal student financial aid programs. If an institution fails to maintain a Cohort Default Rate at or below a certain percentage threshold set by the HEA for three consecutive years, the institution could lose eligibility to participate in federal financial aid programs, and its students would lose access to the federally guaranteed student loan programs.

The ED regulations define an institution as a main campus and its additional locations, if any. As defined by the ED, our main campuses that have additional locations in the U.S. are as follows:

Main Campus(1)	Additional Locations
Everest College, Seattle, WA	Everest College, Fife, WA Everest College, Vancouver, WA Everest College, Tigard, OR

Everest College, Alhambra, CA	Everest Institute, Chelsea, MA

Everest College, Bremerton, WA	Everest College, Everett, WA Everest College, Tacoma, WA Everest College, St. Louis, MO

Everest College, Colorado Springs, CO	Everest College, McLean, VA

Main Campus(1)	Additional Locations
Everest College, Gardena, CA	Everest Institute, Norcross, GA

Everest College, Ontario, CA	Everest Institute, Columbus, OH Everest Institute, Jonesboro, GA

Everest College, Phoenix, AZ	Everest College, Mesa, AZ

Everest College, Portland, OR	Everest College, Vancouver, WA Everest College, Dallas, TX Everest Institute, Silver Springs, MD

Everest College, Renton, WA	Everest College, Lynnwood, WA Everest Institute, Houston (Bissonnet), TX

Everest College, Reseda, CA	Everest Institute, Marietta, GA

Everest College, Salt Lake City, UT	Everest College, Fort Worth, TX

Everest College, San Francisco, CA	Everest College, Chicago, IL

Everest College, Skokie, IL	Everest College, Burr Ridge, IL

Everest College, Springfield, MO	Everest College, Ontario Metro, CA

Everest College, Thornton, CO	Everest College, Aurora, CO Everest College, Arlington, VA

Everest Institute, Brighton, MA	Everest College, North Aurora, IL

Everest Institute, Cross Lanes, WV	Everest Institute, Dekalb, GA Everest Institute, Eagan, MN

Everest Institute, Grand Rapids, MI	Everest Institute, Kalamazoo, MI Everest College, Merrillville, IN

Everest Institute, Kendall, FL	Everest Institute, Ft. Lauderdale, FL

Everest Institute, Miami, FL	Everest Institute, Hialeah, FL

Everest Institute, Newport News, VA	Everest Institute, Chesapeake, VA

Everest Institute, Rochester, NY	Everest College, Arlington (Mid-Cities), TX

Everest Institute, San Antonio, TX	Everest Institute, Houston (Greenspoint), TX Everest Institute, Houston (Hobby), TX

Everest Institute, Southfield, MI	Everest Institute, South Plainfield, NJ Everest Institute, Dearborn, MI Everest Institute, Detroit, MI Everest Institute, Austin, TX

Everest University, Largo, FL	Everest University, Lakeland, FL Everest University, Jacksonville, FL

Everest University, Orlando (North), FL	Everest University, Melbourne, FL Everest University, Orlando (South), FL

Everest University, Pompano Beach, FL	Everest College, Merrionette Park, IL

Everest University, Tampa, FL	Everest University, Brandon, FL Everest University, Orange Park, FL

WyoTech, Fremont, CA	WyoTech, Oakland, CA

WyoTech, Laramie, WY	WyoTech, Blairsville, PA WyoTech, Sacramento, CA

WyoTech, Long Beach, CA	Everest College, City of Industry, CA Everest College, West Los Angeles, CA

(1)	The above list includes only those main campuses which have one or more branch locations.

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

Accrediting Agency	Number of Schools Accredited	% of Total Schools
Accrediting Commission of Career Schools and Colleges of Technology (ACCSCT)	40	45%
Accrediting Council for Independent Colleges and Schools (ACICS)	35	39%
Accrediting Bureau of Health Education Sciences (ABHES)	7	8%
Accrediting Council for Continuing Education and Training (ACCET)	5	6%
Higher Learning Commission of North Central Association of Schools and Colleges (HLC\NCA)	2	2%

Total U.S. Schools	89	100%

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

Probation and Show Cause Orders. A probation or a show cause order is issued based upon an accrediting agency’s concerns that an accredited institution may be out of compliance with one or more accrediting standards. It affords the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution.

In a letter received from ACCSCT dated December 7, 2007, the Company was informed of a show cause action regarding our Everest College in North Aurora, Illinois. In a letter from ABHES dated December 18, 2007, the Company was informed of a show cause action regarding our campus in Atlanta, Georgia, and its branches in Marietta and Jonesboro, Georgia. The Company has transitioned the Marietta and Jonesboro, Georgia, campuses from branches of our Atlanta, Georgia, campus to branches of other main campuses that currently do not have any regulatory or accreditation matters, and has taught out the campus in Atlanta, Georgia as of June 30, 2008. The show cause order regarding Atlanta and its branch campuses was subsequently vacated by ABHES. In a letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in Alhambra, CA. In a letter from ACCSCT dated August 14, 2008, the Company was informed that the show cause action regarding Everest College in Alhambra, CA had been vacated. In another letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in San Jose, CA.

With respect to the schools identified above which have outstanding Show Cause orders, each of these locations represented less than 1.4% of our campuses’ fiscal 2008 operating profit (before corporate overhead allocation) individually, and less than 1.5% in aggregate.

Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by one or more of these schools to satisfactorily resolve the show cause or probation orders could have a material adverse effect on our business, results of operation and financial condition.

Supplemental Reports. As of June 30, 2008, nineteen of our colleges were on reporting to their respective accrediting agencies, primarily with respect to the completion, retention, and/or placement rates of their students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

Federal Support for Post-Secondary Education in the U.S.

The federal government provides substantial support for post-secondary education through grants and loans to students who can apply the funds received to pay for their educational costs at any institution certified by the ED as eligible to participate in the federally funded student financial aid programs. Since 1972, Congress has expanded the scope of the HEA by, among other things, (i) providing that students attending proprietary institutions, such as our institutions, are eligible for assistance under the Title IV Programs, (ii) establishing a program for loans to parents of eligible students, (iii) opening the Title IV Programs to part-time students, and (iv) increasing maximum loan limits and in some cases eliminating the requirement that students demonstrate financial need to obtain federally guaranteed loans. The Federal Direct Loan Program (“FDL”) was also enacted, enabling students to obtain loans directly from the federal government rather than from commercial lenders.

Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years. On July 31, 2008, Congress passed the Higher Education Opportunity Act (the “2008 Act”), which reauthorized and made numerous changes to the HEA and its programs. President Bush signed the 2008 Act on August 14, 2008. The HEA, as reauthorized and amended by the 2008 Act, continues the access of our institutions and students to Title IV funds. In addition, changes made to the HEA will affect how our institutions comply with the requirement that they receive a certain proportion of their revenue from other than the Title IV programs and with the cohort default rate requirement. Prior to the enactment of the 2008 Act, changes made by Congress have expanded the access of our students and institutions to Title IV funds by increasing loan limits for first and second year students and lifting restrictions on on-line education programs and students.

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

Pell. Pell grants are the primary component of the Title IV Programs under which the ED makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 2007-2008 award year, the maximum Pell grant increased to $4,310. Amounts received by students enrolled in our institutions in the 2007-2008 award year under the Pell program equaled approximately 22.7% of our net revenue (on a cash basis). Effective July 1, 2008, the maximum Pell grant increased to $4,731.

FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2007-2008 award year, our contribution was met by approximately $2.5 million in funds from our institutions, funds from state scholarships and grants, and funds from foundations and other charitable organizations. Amounts received by students in our institutions under the federal share (including the FSEOG match) of the FSEOG programs in the 2007-2008 award year equaled approximately 1.2% of our net revenue (on a cash basis).

FFEL AND FDL. The FFEL program consists of Stafford Loans, which are subsidized (government pays the interest while the student is in school and during a six-month grace period) and unsubsidized, and PLUS loans, which are made available to parents of students classified as dependents. Under the William D. Ford Federal Direct Loan (“FDL”) program, students may obtain loans directly from the ED rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. Under the Stafford Loan program, during fiscal years 2007 and 2008, students may borrow up to $3,500 for the first academic year, $4,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years in subsidized loans. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Students who are classified as independent and dependent students whose parents are unable to obtain PLUS loans can increase their borrowing limits and receive additional unsubsidized Stafford loans. During fiscal years 2007 and 2008, students could obtain an additional $4,000 in unsubsidized loans for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Effective July 1, 2008, such students may obtain an additional $6,000 in unsubsidized loans for each of the first and second academic years, and an additional $7,000 for subsequent academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in our institutions under the Stafford program in the 2007-2008 award year equaled approximately 51.8% of our net revenue (on a cash basis). Amounts received by students in our institutions under the PLUS program in the 2007-2008 award year equaled approximately 5.4% of our net revenue (on a cash basis).

Our schools and their students use a wide variety of lenders and guaranty agencies and have generally not experienced difficulties in identifying lenders and guaranty agencies willing to make federal student loans. However, Congress has made changes to the terms and conditions under which lenders participate in the Title IV loan programs and make alternative private loans. These changes could affect the willingness of lenders to participate in the FFEL program and the availability of loans to our students to finance their education and their ability to pay our tuition and fees.

Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each award year, with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate a financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the ED. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2007-2008 award year, we collected approximately $3.2 million from our former students in repayment of Perkins loans. In the 2007-2008 award year, we had no required matching contribution. The Perkins loans disbursed to students in our institutions in the 2007-2008 award year equaled approximately 0.4% of our net revenue (on a cash basis).

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

Federal Oversight of the Title IV Programs in the U.S.

The substantial amount of federal funds disbursed through the Title IV Programs, coupled with the large numbers of students and institutions participating in those programs, have led the U.S. Congress to require the ED to engage in a substantial level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to the ED both an audit by an independent accounting firm of that institution’s compliance with the Title IV Program requirements, and audited financial statements. The ED also conducts compliance reviews, which include on-site evaluations, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the ED conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions’ compliance with Title IV Program requirements. As a result, each participating institution, including each of our U.S. institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs. In addition, the ED periodically revises its regulations and changes its interpretation of existing laws and regulations.

Cohort Default Rates. A significant requirement imposed by Congress is a limitation on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an “excessive” rate (“Cohort Default Rates”). Many institutions, including all of our institutions within the U.S., have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their federally guaranteed loans in a timely manner. Currently, an institution’s Cohort Default Rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Under the recently enacted legislation to reauthorize the HEA, a separate calculation will be performed that will add an additional federal fiscal year of borrowers’ repayment performance. An institution that participates in both the FFEL and FDL programs receives a single “weighted average” Cohort Default Rate in place of an FFEL or FDL Cohort Default Rate. Any institution whose Cohort Default Rate equals or exceeds 25% for any one of the three most recent federal fiscal years under the current method of calculation may be found by the ED to lack administrative capability, and on that basis, placed on provisional certification status for up to three years. Provisional certification status does not limit an institution’s access to Title IV Program funds but does subject that institution to closer review by the ED and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Any institution whose Cohort Default Rates equal or exceed 25% for three consecutive years under the current calculation may lose eligibility to participate in the FFEL or FDL programs for the remainder of the federal fiscal year in which the ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. This percentage will increase to 30% after three years of Cohort Default Rates calculated with the additional federal fiscal year are available, and then become applicable to the imposition of sanctions. In addition, an institution whose Cohort Default Rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. The HEA also provides that institutions which become ineligible to participate in the Title IV Programs because of Cohort Default Rates in excess of the applicable levels would also become ineligible to participate in the Pell grant program. Since the calculation of Cohort Default Rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or servicers), as well as the ED, the HEA provides a formal process for the review and appeal of the accuracy of Cohort Default Rates before the ED takes any action against an institution based on such rates.

We proactively manage our students’ repayment obligations and have engaged a professional default management firm to assist us in managing the Cohort Default Rates at our U.S. institutions. We believe that professional default management services can continue to assist us in managing these Cohort Default Rates.

The following table sets forth the final Cohort Default Rates for our institutions included within total operations of the Company as of June 30, 2008 in the U.S. for federal fiscal years 2005, 2004 and 2003, and the draft rates for 2006:

Institution	2006(2)	2005	2004	2003
Everest College, Seattle, WA (Fife and Vancouver, WA, and Tigard, OR) (1)	9.2%	5.30%	5.30%	4.70%
Everest College, Alhambra, CA (Everest Institute, Chelsea, MA) (1)	12.2%	10.20%	11.80%	10.50%
Everest College, Anaheim, CA	9.7%	7.70%	8.50%	7.00%
Everest College, Colorado Springs, CO (McLean, VA) (1)	12.5%	11.30%	8.60%	6.80%
Everest College, Gardena, CA (Everest Institute, Norcross, GA) (1)	14.1%	10.50%	10.20%	6.40%
Everest College, Hayward, CA (combined with former New Orleans, LA Campus) (1)	16.1%	8.40%	8.90%	6.30%
Everest College, Los Angeles, CA	15.0%	17.70%	5.40%	8.40%
Everest College, Ontario, CA (Columbus, OH and Jonesboro, GA)	16.6%	12.10%	6.70%	7.30%
Everest College, Phoenix, AZ (Mesa, AZ)	10.6%	13.20%	9.50%	15.60%
Everest College, Bremerton, WA (Everett, and Tacoma, WA and St. Louis, MO) (1)	12.8%	9.60%	9.00%	11.30%
Everest College, Portland, OR (Vancouver, WA, and Dallas, TX; Everest Institute, Silver Spring, MD) (1)	15.3%	14.50%	13.50%	9.60%
Everest College, Renton, WA (Lynnwood, WA; Everest Institute, Bissonet, TX) (1)	12.4%	6.40%	7.40%	6.40%
Everest College, Reseda, CA (Marietta, GA)	17.4%	9.60%	8.40%	7.20%
Everest College, Salt Lake City, UT (Fort Worth, TX)	12.0%	14.90%	16.40%	13.10%
Everest College, San Bernardino, CA	13.8%	14.20%	13.00%	10.50%
Everest College, San Francisco, CA (Chicago, IL) (1)	12.5%	11.30%	9.40%	9.50%
Everest College, San Jose, CA	12.8%	10.50%	12.50%	11.40%
Everest College, Skokie, IL (Burr Ridge, IL) (1)	9.8%	8.40%	9.40%	8.10%
Everest College, Springfield, MO (Ontario Metro, CA) (1)	16.8%	15.00%	12.60%	10.60%
Everest College, Thornton, CO (Aurora, CO, and Arlington, VA) (1)	17.0%	14.40%	14.30%	10.10%
Everest College, Torrance, CA	11.3%	6.10%	8.60%	12.40%
Everest Institute, Brighton, MA (Everest College, North Aurora, IL)	9.8%	12.50%	9.20%	7.50%
Everest Institute, Cross Lanes, WV (Dekalb, GA and Eagan, MN) (1)	15.5%	13.70%	15.40%	10.00%
Everest Institute, Grand Rapids, MI, (Kalamazoo, MI, and Everest College, Merrillville, IN) (1)	10.0%	8.60%	8.30%	6.40%
Everest Institute, Kendall, FL (Ft. Lauderdale, FL) (1)	13.6%	4.00%	11.80%	12.50%
Everest Institute, Miami, FL (Hialeah, FL) (1)	13.0%	4.50%	12.90%	9.00%
Everest Institute, Newport News, VA (Chesapeake, VA) (1)	16.0%	13.76%	14.10%	7.80%
Everest Institute, Pittsburgh, PA	16.9%	15.30%	11.70%	13.20%
Everest Institute, Rochester, NY (Everest College, Arlington (Mid Cities), TX) (1)	17.6%	15.90%	13.20%	9.40%

Institution	2006(2)	2005	2004	2003
Everest Institute, San Antonio, TX (Greenspoint, and Hobby, TX) (1)	18.9%	7.80%	17.50%	14.90%
Everest Institute, Southfield, MI (Dearborn and Detroit, MI, Austin, TX, and South Plainfield, NJ) (1)	15.3%	14.80%	14.50%	4.90%
Everest University, Largo, FL (Lakeland and Jacksonville, FL) (1)	12.6%	10.20%	11.40%	10.60%
Everest University, Orlando (North), FL (Orlando (South), and Melbourne, FL) (1)	9.0%	8.30%	12.40%	9.00%
Everest University, Pompano Beach, FL (Everest College, Merrionette Park, IL)	5.8%	3.10%	9.90%	7.70%
Everest University, Tampa, FL (Brandon and Orange Park, FL) (1)	9.8%	11.40%	13.30%	9.20%
Las Vegas College, Henderson, NV (1)	16.3%	13.00%	16.30%	13.60%
WyoTech, Daytona Beach, FL	7.7%	7.80%	14.30%	8.00%
WyoTech, Fremont, CA (Oakland, CA) (1)	11.8%	11.60%	14.20%	14.00%
WyoTech, Laramie, WY (Sacramento, CA and Blairsville, PA) (1)	3.5%	2.50%	3.70%	4.00%
WyoTech, Long Beach, CA (Everest College, West Los Angeles and City of Industry, CA) (1)	15.9%	16.60%	13.60%	12.50%
Consolidated Average Cohort Default Rate	13.1%	10.50%	11.60%	9.30%

(1)	Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.

(2)	Rates are based on the draft Cohort Default Rates issued in February 2008, and are subject to change when final rates are calculated.

In addition, if an institution’s Cohort Default Rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Eleven of our institutions have Perkins program Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 2006 federal award year, the most recent year for which such rates have been calculated. During fiscal 2006, Perkins loans amounted to a very small percentage of the total cash revenues of the corporation but were still a useful funding source for those schools that participate and make use of those funds. The Perkins program Cohort Default Rates for these institutions generally range from less than 10% to the mid-twenties. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

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

Regulatory Oversight. The HEA provides for a three-part regulatory framework, generally referred to as the Triad, to provide regulatory oversight of post-secondary education institutions. The first part of the Triad consists of accrediting agencies which review and accredit our campuses. Their examinations pertain to such areas as student achievement, curriculum, faculty, facilities, equipment, admissions, financial responsibility and timeliness of student refunds. The Triad provisions also require each accrediting agency recognized by the ED to undergo comprehensive periodic reviews by the ED to ascertain whether such accrediting agency is adhering to required standards.

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

From time to time, certain of our institutions have also been the subject of program reviews by the ED. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, the Company’s campuses in Fremont, California, Reseda, California, Tampa, Florida (including its additional locations in Orange Park and Brandon, Florida), and Gardena, California, and its online operations in Tampa, Florida and Tempe, Arizona, were the subject of ED program reviews. We have not yet received preliminary written program review reports regarding ED’s findings, if any, in these campuses, and the Company is continuing to cooperate with these reviews. Program reviews may often be unresolved for several months or years with little or no communication from the ED. We do not believe that any of our currently pending program reviews with the ED is reasonably likely to have a material adverse effect on the Company. However, if the ED were to make significant findings of non-compliance by any of our schools in any ongoing or future program review, it could have a material adverse effect on our business, results of operations or financial condition.

Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by the ED to limit, suspend, or terminate the participation of the affected institution in the Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no proceeding pending to fine any of our institutions or to limit, suspend, or terminate any of our institutions’ participation in the Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Any such action that substantially limited our schools’ participation in the Title IV Programs could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

For fiscal 2008, our calculations reflect that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. For purposes of performing such calculations on an individual school basis, the Company makes certain allocations of corporate cash to the individual campuses. Also, our Company, on a consolidated basis, meets the requirements with the composite score of 2.0.

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

Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution that has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, we currently have outstanding letters of credit in the aggregate amount of approximately $2.1 million because of late refunds at 7 of our institutions. There can be no assurance that, upon review by the ED, we will not be required to post additional letters of credit in favor of the ED on behalf of the affected colleges.

Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control, including all of the institutions that we have acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the ED and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution’s access to Title IV Program funds. Institutions can also be placed on provisional certification primarily as a result of late refunds, financial aid audit findings and other miscellaneous matters. As of June 30, 2008, none of our institutions were on provisional certification due to their change in ownership, while 12 institutions covering 30 campuses were on provisional certification for other reasons.

The HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, as long as such additional location satisfies all other applicable Title IV Program participation eligibility requirements. Our expansion plans are based, in part, on our ability to acquire schools that can be recertified and to open additional locations of existing institutions.

Generally, if an institution is eligible to participate in the Title IV Programs and adds an educational program after it has been designated as an eligible institution, the institution must apply to the ED to have the additional program designated as eligible. However, an institution is not obligated to obtain ED approval of an additional program that leads to an associate’s, bachelor’s or master’s degree and the institution has already been approved to offer programs at that degree level or that prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Further, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that at least 70% of all students who enroll in such programs complete them within a prescribed time and at least 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of our colleges offer such short-term programs in compliance with ED regulations. Students enrolled in such programs represent a small percentage of the total enrollment at our colleges. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV programs without the ED’s express approval, the institution would likely be required to repay the Title IV program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our campuses also have requirements that may, in certain instances, limit our ability to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the “ability to benefit” from the program of study. Eighty-three of our colleges admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student’s achievement of a minimum score on a test approved by the ED and independently administered in accordance with ED regulations. In addition to the testing requirements, the ED regulations prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution. None of our colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2008, ATB students represented approximately 21.5% of our total student population.

The “90/10 Rule”. Under a provision of the HEA commonly referred to as the “90/10 Rule,” a private, for-profit institution, such as each of our institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue was derived from the Title IV Programs. Prior to the enactment of the recent legislation to reauthorize the HEA, any institution that violated the 90/10 Rule immediately became ineligible to participate in the Title IV Programs and was unable to apply to regain its eligibility until the following fiscal year. Since this requirement took effect, each of our U.S. institutions has met this requirement in each fiscal year. For fiscal 2008, approximately 81.0% of our revenues (on a cash basis) were derived from federal Title IV programs (as defined herein). We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, we evaluate deferring the receipt of federal student financial aid or other measures to ensure compliance with the 90/10 Rule. Under the legislation recently enacted to reauthorize the HEA, the 90/10 Rule has been modified to permit certain additional types of revenue, some on a temporary basis, to be counted as revenue from sources other than Title IV. In addition, the recently enacted legislation now specifies that an institution will not become ineligible until it has exceeded the 90% maximum for two consecutive fiscal years. These changes will afford our institutions additional flexibility in meeting the 90/10 Rule. The legislation, however, also provides that institutions that exceed the 90% limit may be placed on provisional certification and be subject to additional monitoring and that those which violate the 90/10 Rule will be ineligible for two fiscal years before they regain eligibility.

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

The schools operated by our Everest Canada division are subject to extensive regulations in the province of Ontario. We believe these schools currently hold the necessary registrations, approvals and permits and meet the eligibility requirements to participate in governmental financial aid program. If these schools cannot continue to meet eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our Canadian business, results of operations or financial condition.

Licensing/Registration. Our ability to provide private-for-profit post-secondary education and grant diplomas to graduates in Canada is regulated by Ontario government. In the province in which we operate, the Ontario Ministry of Training, Colleges and Universities is responsible for registering and regulating private-for-profit educational institutions. The Private Career College Act of 2005 (the “PCCA”) stipulates that an education provider, such as our Canadian schools, must register each of its diploma granting programs for approval as well as each of its campuses with the ministry. Typical requirements for obtaining this registered status include the financial viability of the campus, the “integrity and honesty” of the applicant’s officers and directors, and the reasonable expectation that the course of study offered by the applicant will provide the skills requisite for employment in the vocation in which it is being trained. Registration must be renewed by the applicant annually. The Province of Ontario has the statutory power to deny, refuse to renew, suspend or revoke our registration if we are in breach of a term or condition of the registration.

Government-Sponsored Financial Aid. Financial aid programs are offered to our Canadian students by the Canadian federal government and the government of Ontario. The Province operates the provincial financial aid program for students and administers these loans in conjunction with the administration of the CSL loans granted to students studying within the province. In order for students enrolled in a program of study at a private-for-profit educational institution to be eligible for public financial aid, the private-for-profit educational institution, as well as the specific program of study, must be registered in good standing under the applicable PCCA legislation in the Province. In addition, the Province typically requires that to be financial aid eligible, the specific program must be at the post-secondary level, be taught on a full-time basis, have a duration of not less than 12 weeks and lead to a diploma or certificate conferred upon the student at the completion of the program. The Province also typically requires that the private-for-profit educational institution maintain specific admissions requirements for entrance into eligible programs and retains specific documentation on each student receiving public financial aid. Each of the diploma-granting programs offered by Everest campuses across Ontario are eligible for students to apply for federal and provincial aid.

Financial aid programs provide students with access to funds during their study period based on a needs test. The loans are provided through the National Student Loan Service Centre for the program. The funds are loaned interest-free to the student during the study period and interest begins to accrue once a student either completes his or her study or stops attending school. After six months, the student must begin repayment of his or her loan(s). During the student’s interest-free period, interest is paid by the federal and/or provincial governments to the National Student Loan Service Centre. The Ontario government has an initiative to reduce the number of loan defaults in that province. In addition to several other facets of this initiative, the Ministry of Training, Colleges and Universities (the “Ministry”) has adopted a policy whereby they will only guarantee defaulted student loans to a certain capped amount, beyond which the applicable private career college is responsible for guaranteeing repayment. For the 2008/09 default cohort year, we have three Ontario locations that were required to issue a promissory note and/or collateral due to the default sharing program. Should the default rate in 2011 be below 25%, no payment will be required.

ALTERNATIVE LOANS FOR OUR STUDENTS

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

Historically, we had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as “discount loans,” since we incurred a portion of the default risk related to these students’ loans by taking a discount on the disbursement. As collectability of these amounts in not reasonably assured we had recorded this discount as a reduction to revenue.

Effective in the third quarter of fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we have created a lending program with a different origination and servicing provider who specializes in subprime credit that has characteristics similar to our previous “discount loan” programs. Under this new program, which we refer to as our ACCESS program, we pay a discount to the origination and servicing provider. As with our previous discount loan program, we record the discount as a reduction to revenue as collectability of these amounts is not reasonably assured. However, unlike our previous discount loan programs, under our ACCESS program, we have both the right and an obligation to acquire the related loan except in certain circumstances where the origination and servicing provider does not comply with the terms of the agreement. Since we initiated the program in the fourth quarter of fiscal 2008, we have acquired all of the loans totaling $13.1 million through June 30, 2008 that have been originated.

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

Congress may change eligibility standards or reduce funding for federal student financial aid programs, or other governmental or regulatory bodies may change similar laws or regulations relating to other student financial aid programs, which could adversely affect our business.

Political and budgetary concerns can significantly affect Title IV programs and other laws and regulations governing federal and state student financial aid programs. Title IV programs are made available pursuant to the provisions of the HEA, and the HEA must be reauthorized by Congress approximately every six years. Independent of reauthorization, Congress must annually appropriate funds for Title IV programs. On July 31, 2008, Congress passed the reauthorization of the HEA, which became law when President Bush signed it on August 14, 2008. Future reauthorizations or appropriations may result in numerous legislative changes, including those that could adversely affect our ability to participate in the Title IV programs and the availability of Title IV and non-Title IV funding sources for our students. Congress also may impose certain requirements upon the state or accrediting agencies with respect to their approval of our schools. Any action by Congress or ED that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our business. Legislative action also may increase our administrative costs and burdens and require us to modify our practices in order for our schools to comply fully with applicable requirements.

In September 2007, Congress passed, and the President signed, legislation which, among other things, decreased private lender and guaranty agency yields for participation in the FFEL programs, decreased student interest rates on FFEL loans, and limited repayment obligations for students who receive loans pursuant to Title IV programs. Decreased yields could discourage Title IV lenders from continuing to provide private, federally guaranteed Title IV loans to our students. The recently-passed HEA reauthorization would add new notification and certification requirements to private non-Title IV program educational loans and make them subject to the Truth in Lending Act requirements and potential liabilities, which could adversely affect private lenders’ willingness and ability to make such loans and thereby affect our students’ ability to access private student loans.

Because a significant percentage of our revenue is derived from Title IV and alternative loan programs, any action by Congress that significantly reduces Title IV program funding, the availability or attractiveness of alternative loans, or the ability of our schools or students to participate in Title IV programs could have a material adverse effect on our business, results of operations or financial condition. Legislative action also could increase our administrative costs and burdens and require us to adjust our practices in order for our schools to comply fully with Title IV program requirements.

If we do not meet specific financial responsibility ratios and tests established by the ED, our U.S. schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the ED and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the ED calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution’s financial responsibility or “composite score.” If an institution’s score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2008, our calculations show that all of our schools exceed this requirement on an individual basis and are eligible to participate in the federal student financial aid programs, with composite scores ranging from 1.5 to 3.0. On a consolidated basis, we also exceed this requirement with the composite score of 2.0. We cannot assure you that we and our institutions will continue to satisfy the numeric standards in the future.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

Prior to the enactment of the 2008 Act, proprietary institution would lose its eligibility to participate in the federal student financial aid programs for a period of one year if it derived more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violated this rule immediately became ineligible to participate in federal student financial aid programs and would be ineligible to reapply to regain its eligibility until the following fiscal year. Under the 2008 Act, an institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years would become immediately ineligible to participate in Title IV programs and would not be permitted to reapply for eligibility until the end of two fiscal years. Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students under the FFEL program increased by $2,000 which, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from Title IV programs. The recently passed 2008 Act contains relief from recent increases in the availability and amount of federal aid by, among other things, for all unsubsidized Stafford loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV programs. Additionally, for the Company’s fiscal years ending on or before June 30, 2012, the 2008 Act permits loans made by the Company to its students to count as non-Title IV revenue when earned, not when the loans are repaid as was the case for fiscal years 2008 and prior. Based on our calculations, none of our institutions received more than 90% of its revenues, on a cash basis, in fiscal 2008, with our highest institution receiving 88.6% of its revenues, on a cash basis, from federal student financial aid programs. On a consolidated basis, we received 81.0% of our revenues, on a cash basis, from federal student financial aid programs in fiscal 2008. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if their current and former students’ loan default rates on federally guaranteed student loans made by third parties are too high.

Prior to the enactment of the 2008 Act, an institution could lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federally guaranteed student loans funded by third parties equal or exceed 25% per year for three consecutive years. For federal fiscal year 2005, the last year for which final rates have been published, default rates for our institutions range from a low of 2.5% to a high of 17.7%. Under the 2008 Act, a separate calculation will be performed that will add an additional federal fiscal year of borrowers’ repayment performance. After three years of Cohort Default Rates calculated with the additional federal fiscal are available, sanctions will be imposed if an institution has a Cohort Default Rate, under the new calculation, of more than 30% for three consecutive federal fiscal years. We review all annually published Cohort Default Rates and appeal the rates we believe are inaccurate. If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

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

In a letter received from ACCSCT dated December 7, 2007, the Company was informed of a show cause action regarding our Everest College in North Aurora, Illinois. In a letter from ABHES dated December 18, 2007, the Company was informed of a show cause action of our campus in Atlanta, Georgia, and its branches in Marietta and Jonesboro, Georgia. The Company has transitioned the Marietta and Jonesboro, Georgia, campuses from branches of our Atlanta, Georgia, campus to branches of other main campuses that currently do not have any regulatory or accreditation matters, and has taught out the campus in Atlanta, Georgia as of June 30, 2008. The show cause order regarding Atlanta and its branch campuses was subsequently vacated by ABHES. In a letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in Alhambra, CA. In a letter from ACCSCT dated August 14, 2008, the Company was informed the show cause action regarding its Alhambra campus had been vacated. In another letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in San Jose, CA. With respect to the schools identified above which have outstanding Show Cause orders, each of these locations represented less than 1.4% of our campuses’ fiscal 2008 operating profit (before corporate overhead allocation) individually, and less than 1.5% in aggregate.

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

Regulatory agencies or third parties may conduct compliance reviews, commence investigations, bring claims or institute litigation against us.

Because we operate in a highly regulated industry, we may be subject from time to time to program reviews, audits, investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions or other censure that could have a materially adverse effect on our business. We also may be limited in our ability to open new schools or add new program offerings and may be adversely impacted by the negative publicity surrounding an investigation or lawsuit. Even if we adequately address the issues raised by an agency review or investigation or successfully defend a third-party lawsuit, we may suffer interruptions in cash flows due to, among other things, transfer from the advance funding to the “reimbursement” or “heightened cash monitoring” method of Title IV program funding, and we may have to devote significant money and management resources to address these issues, which could harm our business. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our schools and the willingness of third parties to deal with us or our schools, as a result of any negative publicity associated with such reviews, claims or litigation.

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price.

During the past several years, we and other companies in the for-profit postsecondary education industry have been subject to increased regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the Justice Department, the Securities and Exchange Commission (the “SEC”), the ED, state agencies, accrediting agencies and other entities. These allegations, reviews and investigations and the accompanying adverse publicity could have a negative impact on the for-profit postsecondary education industry in general, our business and the market price of our common stock.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities.

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the ED determined that one of our institution’s compensation practices violated these standards, the ED could subject the institution to monetary fines, penalties, or other sanctions. Additionally, the Company has been, and may in the future be, the subject of qui tam actions in federal court by former employees on behalf of themselves and the federal government alleging violations of False Claims act because of alleged violations of the incentive compensation prohibitions in the HEA. See “Item 3. Legal Proceedings.” Any substantial fine or penalty or other sanction levied against one or more of our schools could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Operational Risks That Could Have a Material Adverse Effect on Our Business

If our students are unable to obtain private loans from third party lenders, our business could be adversely affected.

The education finance industry has been experiencing and may continue to experience problems that have resulted in fewer overall financing options for some of our students. Factors that could impact the general availability of loans to our students include:

•

changes in overall economic conditions or overall uncertainty or disruption in capital markets, in either case causing lenders to cease making student loans, limit the volume or types of loans made or impose more stringent eligibility or underwriting standards;

•	the financial condition and continued financial viability of student loan providers;

•

changes in applicable laws or regulations, such as provisions of the recently-passed HEA reauthorization that impose new disclosure and certification requirements with respect to private educational loans, that could have the effect of reducing the availability of education financing, including as a result of any lenders choosing to provide fewer loans or to stop providing loans altogether in light of increased regulation, or which could increase the costs of student loans; or

•	determinations by lenders to reduce the number of loans, or to cease making loans altogether, to students attending or planning to attend certain types of schools, particularly for-profit schools.

Private loans constituted approximately 13% of our U.S. revenue (on a cash basis) in fiscal 2007, and approximately 11% in fiscal 2008. These loans were provided pursuant to private loan programs with third party lenders and were made available to eligible students at our schools to fund a portion of the students’ costs of education not covered by federal financial aid. On January 18, 2008, we received a letter from Sallie Mae indicating that it was exiting the subprime lending business for private student loans. Thus, effective March 1, 2008, Sallie Mae no longer provided private loans for Corinthian students in the subprime credit category. In addition to terminating their lending to “subprime” students, Sallie Mae and other lenders made the underwriting criteria used in their standard private loan programs more stringent.

The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages, which in some cases have called into question the continued financial viability of certain student loan providers and has resulted in fewer providers of student loans. Providers of federally guaranteed student loans and alternative student loans have also experienced recent increases in default rates. Adverse market conditions for consumer and federally guaranteed student loans have resulted in providers of alternative loans reducing the attractiveness and/or decreasing the availability of alternative loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. Certain private lenders have also required that we pay them new or increased fees in order to provide alternative loans to prospective students.

While we are taking steps to address the private loan needs of our students, the inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We have developed a new student loan program that could have a material adverse effect on our financial condition, results of operations and cash flows.

We have developed a new student loan program (“ACCESS”) that could have a material adverse effect on our financial condition, results of operations and cash flows. This ACCESS loan program enables students who have exhausted all available government-sponsored or other aid and are ineligible for private loans from other financial institutions to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain criteria.

Historically, we had several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as “discount loans,” since we incurred a portion of the default risk related to these students’ loans by taking a discount on the disbursement.

Effective in the third quarter of fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created the ACCESS lending program with a different origination and servicing provider who specializes in subprime credit that has characteristics similar to our previous “discount loan” programs. Under this new program, we pay a discount to the origination and servicing provider. As with our previous discount loan program, we record the discount as a reduction to revenue, as the collectability of these amounts is not reasonably assured. However, unlike our previous discount loan programs, under our ACCESS program we have both the right and the obligation (subject to certain limitations in our agreement with the origination and servicing provider), to acquire the related loans. Since we initiated the program in the fourth quarter of fiscal 2008, we have acquired all of the loans that have been originated. We currently anticipate that we will acquire and fund approximately $95 million in ACCESS loans during fiscal 2009.

For ACCESS loans that we acquire, we will bear the risks of collection. Thus, even though we will record the discount as a reduction to revenue, to the extent collections are less than the net amount of revenue recorded, we may still experience increase in our allowance for doubtful accounts and our bad debt expense may increase. Factors that may impact our ability to collect these loans include general economic conditions, compliance with laws applicable to the origination, servicing and collection of loans, the quality of our loan servicers’ performance and the priority that borrowers under this ACCESS loan program, particularly students who did not complete or were dissatisfied with their programs of study, attach to repaying these loans as compared to other obligations. We also expect our notes and accounts receivable and days sales outstanding to increase from prior years.

A number of factors also may contribute to fewer students participating in the ACCESS program than we currently expect. Students may believe that loans under this program are unattractive, or we may find that fewer students qualify for the program than we anticipate. If that occurs, fewer students may attend our schools.

Federal, state and local laws and public policy and general principles of equity relating to the protection of consumers apply to the origination, servicing and collection of the loans that we would purchase under this ACCESS program. Any violation of the various federal, state and local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans that we purchase or may limit our ability to collect all or part of the principal or interest on the loans that we purchase. This may be the case even if we are not directly responsible for the violations by such parties. Federal or state financial regulators also might delay or suspend the new student loan program for a variety of reasons. Additionally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the new student loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all.

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

We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. Losses related to unpaid student balances in excess of the amounts we have reserved could have a material adverse effect on our business.

Failure to effectively grow our revenues or reduce our expenses could harm our business.

From the inception of our business through fiscal 2004, we rapidly grew our company through both acquisitions and new branch campuses. Our rapid growth in capacity resulted in additional operating expenses that have not been offset by higher revenues during the last four fiscal years. Accordingly, our operating margins have been significantly compressed. If we are unable to effectively grow our revenues or reduce our expenses, our business could be materially adversely affected.

Our marketing and advertising efforts may not be effective in attracting prospective students.

In order to maintain and increase our revenues and margins, we must continue to attract new students in an effective and efficient manner. Over the last several fiscal years, we have increased the amounts spent on marketing and advertising, and we anticipate that this trend will continue. If we are unable to successfully advertise and market our schools, our ability to attract and enroll new students could be adversely impacted and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our schools and programs. Our representatives also make presentations at high schools. If we are unable to utilize these advertising methods in a cost-effective manner or if our other costs limit the amount of funds we can contribute to advertising, our revenue and margins may suffer. Additionally, we rely on the general reputation of our schools and referrals from current students, alumni and employers as a source of new students. Among the factors that could prevent us from successfully marketing and advertising our schools and programs are the failure of our marketing tools and strategy to appeal to prospective students or current student and/or employer dissatisfaction with our program offerings or results and diminished access to high school campuses.

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

We depend on key personnel, including Jack D. Massimino, Peter C. Waller, Kenneth S. Ord, Beth A. Wilson, William B. Buchanan, Mark L. Pelesh, Stan A. Mortensen, Robert C. Owen and David A. Poldoian, to effectively operate our business. If any of these people left our Company and we failed to effectively manage a transition to new people, our business could suffer.

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

We and our schools are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving our current and former students, alleged violations of federal and state laws, false claims made to the federal government and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage or current reserves, which could have a material adverse effect on our financial condition or results of operation. We could also incur substantial legal costs, and management’s attention and resources could be diverted from our business. Please see Item 3, “Legal Proceedings,” for more detailed information on these litigation risks.

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

We believe that funds from operations, cash, investments and access to our credit facility that expires in July 2010 will be adequate to fund our currently identified plans. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. The amount and timing of such additional financing will vary depending on the timing and size of acquisitions, our availability to access credit markets, and the sellers’ willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

Our campus support center office is located in Santa Ana, California and our 106 campuses, as of June 30, 2008, are located in 24 states and in the province of Ontario, Canada. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity of our facilities and the expected future capacity of our facilities required to accommodate campus growth initiatives. From the beginning of fiscal 2004 through fiscal 2008, approximately 24% of the campuses have been relocated and an additional approximately 85% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled in each of the last five fiscal years ended and has been updated to reflect solely continuing operations:

	2008	2007	2006	2005	2004
Opened
Acquired	0	0	0	1	72
Branched	0	0	3	5	10
Closed, combined or sold	0	2	17	12	23
Campuses at year end	106	106	108	122	128
Relocated	2	2	6	10	5
Enlarged or remodeled	10	6	12	32	30

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

Legal Matters

In the ordinary conduct of its business, the Company and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students and employment-related matters. In some of the lawsuits and arbitrations pending against the Company, plaintiffs seek certification of the matter as a class action in order to represent all other “similarly-situated persons.” None of the matters currently pending against the Company in which plaintiffs seek class certification have yet been certified as a class action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed below will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Additionally, the Company affirmatively filed arbitration actions against Ms. Travis and approximately ninety of the Alvarez plaintiffs seeking damages for their respective breaches of their obligations to file in arbitration rather than in court, and seeking declaratory relief regarding their allegations. The arbitrator ruled against the Company in its affirmative claims against Ms. Travis, and the individual Alvarez arbitrations are pending. The Company has prevailed on its motions in court to dismiss the court actions and compel arbitration in both the Alvarez and Travis matters. Ms. Travis has filed a motion to certify a class in her arbitration proceeding on behalf of all similarly situated persons, and the Company has opposed that motion. The Company believes the plaintiffs’ claims in all of these matters are without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of the Company’s common stock against the Company and certain of its former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases were consolidated into one action. A first consolidated amended complaint was filed in

February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On April 24, 2006, the U.S. District Court granted the Company’s motion to dismiss the plaintiff’s third consolidated amended complaint with prejudice. The plaintiff appealed the dismissal to the Federal Ninth Circuit Court of Appeals. On July 25, 2008, the Ninth Circuit unanimously affirmed the District Court’s dismissal. The plaintiffs may seek a rehearing from the panel, an en banc review by the Ninth Circuit, or review by the United States Supreme Court through a petition for writ of certiorari. The Company believes this matter is without merit and will continue to vigorously defend itself and its former officers in this matter.

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

On August 2, 2006, the Company was served with two virtually identical derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., and, Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al. The complaints were filed in the Orange County California Superior Court against David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Beth Wilson, Dennis Beal, Jack Massimino, Linda Skladany, and Hank Adler. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty and unjust enrichment by the individual defendants related to the Company’s past option grant practices. Three other similar derivative actions were filed in Federal District Court for the Central District of California, one entitled Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., the second entitled M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and the third entitled Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The federal cases allege violation of the Securities and Exchange Act of 1934, violation of the California Corporations Code, unjust enrichment and return of unearned compensation, and breach of fiduciary duties, based on similar factual allegations to the Adolph and Gunkel cases. The Pfeiffer case is filed against the same defendants as the two state court cases. The Close and Edwards cases name the following individual defendants, all of whom are current and former directors and officers of the Company: Dave Moore, Jack Massimino, Ken Ord, William Murtagh, William Buchanan, Robert Owen, Stan Mortensen, Mark Pelesh, Mary Barry, Beth Wilson, Dennis Devereux, Paul St. Pierre, Alice Kane, Terry Hartshorn, Linda Skladany, Hank Adler, Loyal Wilson and Mike Berry. The federal derivative actions have since been consolidated in federal court; the state derivative actions have also been consolidated in state court. The parties are currently in settlement negotiations attempting to resolve these lawsuits.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The qui tam action alleges violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The federal government has the right to intervene in, or take over, a qui tam action. If the government declines to intervene, the relator may elect to pursue the litigation on behalf of the federal government and, if he is successful, receive a portion of the federal government’s recovery. The Company has also been informed that two other qui tam actions have been filed against the Company regarding alleged violations of the incentive compensation prohibitions in the HEA; both of these lawsuits remain under seal. The Company believes its compensation practices regarding admissions personnel have been in compliance with applicable law and intends to defend itself vigorously in this matter.

On October 17, 2007, the Office of the Inspector General of the United States Department of Education, assisted by other federal and local authorities, served a search warrant at the Company’s National School of Technology campus in Fort Lauderdale, Florida. The search warrant sought a broad range of documents and records. The Company provided documents in response to the search warrant and is cooperating with the government’s investigation.

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

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont and WyoTech Oakland campuses. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment / restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these two campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the past four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

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

As of June 30, 2008, the Company had established aggregate reserves of approximately $1.4 million for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the Company. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

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

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market System under the symbol “COCO.” The approximate number of holders of record of our common stock as of August 21, 2008 was 36 and we believe the number of beneficial owners to be approximately 5,000. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

On August 21, 2008 the closing price per share of common stock was $16.46 and the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2007 and 2008, and the first quarter to date of fiscal 2009, is as follows:

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:

2007:
First Quarter	$14.34	$10.81
Second Quarter	13.92	11.29
Third Quarter	14.41	13.00
Fourth Quarter	16.29	13.60
2008:
First Quarter	$16.51	$12.99
Second Quarter	17.80	14.49
Third Quarter	14.60	6.62
Fourth Quarter	13.35	7.55
2009:
First Quarter through August 21, 2008	$17.02	$11.69

Securities Authorized for Issuance Under Equity Compensation Plans as of June 30, 2008

As of June 30, 2008, our equity compensation plans consisted of the 1998 Performance Award Plan (the “1998 Plan”), the 2003 Performance Award Plan as amended (the “2003 Plan”), the 2004 New Hire Plan (the “New Hire Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The 1998 Plan, the 2003 Plan and the ESPP have all been approved by our shareholders.

The New Hire Plan has not been approved by our shareholders. The Company’s ability to issue new stock-based awards under the New-Hire Plan was terminated as of November 17, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,207,008	(1)	$13.63	(3)	5,664,043
Equity compensation plans not approved by security holders	103,625	(2)	$16.07	(3)	0

Total	11,310,633		$13.65	(3)	5,664,043

(1)	Includes 620,691 shares to be issued upon the vesting of Restricted Stock Units (“RSUs”), for which no exercise price will be paid.
(2)	Includes 10,725 shares to be issued upon the vesting of RSUs, for which no exercise price will be paid.
(3)	For purposes of calculating weighted average exercise price, RSUs are assumed to have an exercise price of $0.

Performance Graph

The following graph shows a comparison of cumulative total returns for Corinthian, the Russell 2000 Index and an index of peer companies selected by Corinthian during the period commencing on June 30, 2003 and ending on June 30, 2008. The comparison assumes $100 was invested on June 30, 2003 in the Common Stock, the Russell 2000 Index and the peer companies selected by Corinthian and assumes the reinvestment of all dividends, if any. The companies in the peer group, all of which are education companies, are weighted according to their market capitalization. Included in the peer group are: Apollo Group Inc., Career Education Corporation, DeVry, Inc., ITT Educational Services, Inc., Lincoln Educational Services Corporation, Universal Technical Institute, Inc. and Strayer Education, Inc. The performance graph takes into account the two-for-one stock split of the Company’s common stock effected in the form of a stock dividend in March 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data and the balance sheet data set forth below as of and for each of the 5 years ended June 30, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues (1)	$1,068,671	$919,224	$907,815	$908,934	$757,189

Operating expenses:
Educational services	625,481	528,125	507,832	499,267	395,284
General and administrative	114,938	110,654	92,677	85,327	64,199
Marketing and admissions	276,875	248,447	240,373	215,466	169,442
Impairment, facility closing, and severance charges	6,603	9,693	4,170	18,165	6,364

Total operating expenses	1,023,897	896,919	845,052	818,225	635,289

Income from operations	44,774	22,305	62,763	90,709	121,900
Interest (income)	(3,376)	(6,244)	(5,772)	(3,397)	(1,349)
Interest expense, net	1,793	2,811	3,162	4,209	3,204
Other (income) expense, net	(1,387)	(1,039)	(1,137)	160	161

Income before provision for income taxes	47,744	26,777	66,510	89,737	119,884
Provision for income taxes	14,879	9,950	24,025	33,501	46,399

Income from continuing operations	32,865	16,827	42,485	56,236	73,485
(Loss) income from discontinued operations, net of tax	(11,598)	(9,595)	(1,003)	2,187	2,211

Net income	$21,267	$7,232	$41,482	$58,423	$75,696

Income per common share—basic (2):
Income from continuing operations	$0.39	$0.19	$0.48	$0.62	$0.82

(Loss) income from discontinued operations	$(0.14)	$(0.11)	$(0.01)	$0.02	$0.03

Income per common share—diluted (2):
Income from continuing operations	$0.39	$0.19	$0.47	$0.61	$0.78

(Loss) income from discontinued operations	$(0.14)	$(0.11)	$(0.01)	$0.02	$0.03

Weighted average number of common shares outstanding:
Basic	84,954	85,887	88,627	90,678	89,209

Diluted	86,013	87,097	89,973	92,760	94,014

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$13,613	$38,804	$118,714	$127,925	$124,392
Investing activities	(36,568)	(27,095)	(51,588)	(127,890)	(173,948)
Financing activities	(44,914)	51,122	(89,829)	11,153	60,344
Capital expenditures	(54,880)	(70,977)	(56,054)	(76,556)	(74,600)
Number of colleges/training centers at end of period	106	106	108	122	128
Student population at end of period	69,211	61,332	59,924	61,439	60,195
Starts during the period (3)	100,210	88,699	86,521	89,490	82,203
Balance Sheet Data:
Cash and cash equivalents	$32,004	$99,789	$36,805	$57,863	$46,709
Marketable securities	—	15,000	55,900	41,375	—
Working capital	91,827	124,563	74,342	105,108	51,971
Total assets	704,479	737,976	670,006	674,572	561,462
Long-term debt, net of current portion	62,491	112,913	31,402	54,243	46,366
Long-term capital lease obligations, net of current portion	14,689	15,141	14,151	12,198	12,406
Total stockholders’ equity	$422,022	$385,422	$399,528	$410,825	$341,104

(1)	Represents student tuition and fees and bookstore sales, net of refunds.
(2)	All share and per share amounts have been restated to reflect a two-for-one stock split effected in the form of a stock dividend in March 2004.
(3)	Represents the new students starting school during the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

Background and Overview

As of June 30, 2008, we operated 106 colleges, with more than 69,200 students, in 24 states and the province of Ontario, Canada. During the fiscal year ended June 30, 2008, the Company had net revenues of $1,068.7 million. Our revenues consist principally of student tuition and fees and are presented as net revenues after adjustments for refunds related to students who do not complete their courses. We recognize revenues pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program.

Net revenues from continuing operations increased 16.3% to $1,068.7 million in 2008 from $919.2 million in 2007. The increase is primarily due to a 5.8 % increase in the average revenue rate per student and an increase of 9.8% in the average student population during the period. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts typically occur several times per month in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional “mini-start” in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level (diploma, associate’s, bachelor’s or master’s degree) and the specific curriculum.

The majority of students at our colleges rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. In fiscal 2008, approximately 81.0% of our net revenues, on a cash basis, were derived from federal student financial aid programs.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, insurance/self-insurance, goodwill and intangible assets, deferred taxes, discontinued operations, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

Our critical accounting estimates are those which we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates is as follows:

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our allowance of 3% of our outstanding receivables from 25.5% to 28.5% or $39.3 million to $44.0 million would result in a decrease in pre-tax income of $4.7 million for the year ended June 30, 2008.

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

However, if an institution’s former students’ default rate on guaranteed loans (Cohort Default Rate) equals or exceeds 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. Our institutions’ Cohort Default Rates act as a gatekeeper to their eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federally guaranteed loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels. Rather, if the Cohort Default Rates at a particular institution exceed 25% for three consecutive years under current calculations, the institution’s students may lose eligibility to receive federal student financial aid. Under the recently enacted legislation to reauthorize the HEA, a separate calculation will be performed that will add an additional federal fiscal year of borrowers’ repayment performance. This percentage will increase to 30% after three years of Cohort Default Rates calculated with the additional federal fiscal year are available, and then become applicable to the imposition of sanctions.

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

The Company does not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria outlined in SFAS No. 142, “Accounting for Business Combinations, Goodwill and Other Intangible Assets.” Curricula continue to be amortized over their useful lives ranging generally from three to fifteen years and the amortization is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Discontinued Operations. During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. We believe that the campus meets the criteria necessary for such an entity to qualify as assets held for sale under the specific provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Concurrent with the closure of the Atlanta campus, the related institution was also closed. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of income for all periods presented.

Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2008, we recorded a charge of approximately $2.6 million, net of income tax benefit of $1.2 million, to accrue future rental payments related to the closed campuses and to reduce the carrying value of the net assets of our campuses held for sale and closed to estimated fair value, less costs to sell, as of June 30, 2008 (primarily related to the accrued rent of $2.8 million and the impairment of fixed assets in the amount of $1.0 million). The charge is reflected as a component of loss from discontinued operations on our Consolidated Statement of Operation for the year ended June 30, 2008. We expect to have no significant continuing involvement with the schools after they have been sold or closed.

Additionally, during the fourth quarter of fiscal 2008, the Company recorded an additional reserve of approximately $2.2 million (net of tax) taken against receivables related to the Atlanta campus.

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The schools were sold in fiscal year 2008. Accordingly, the results of operations of the campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, we recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of our campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI Schools). We have no significant continuing involvement with the schools that have been sold.

Effective February 29, 2008 the Company completed the sale of its 12 Canadian schools located outside the province of Ontario to a wholly-owned subsidiary of the Eminata Group, for a cash payment of CAD $3.0 million. This payment consists of the purchase price of CAD $7.4 million less preliminary negative working capital and other adjustments equal to CAD $4.4 million. This cash payment is subject to a final working capital adjustment that is in the process of being quantified.

Effective May 1, 2008, the Company completed the sale of its WyoTech Boston campus. The transaction is subject to a final working capital adjustment that is in the process of being quantified.

Deferred Taxes. We currently have deferred income tax assets which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income offset by deferred income tax liabilities. We evaluate the realizability of our deferred income tax assets annually. In addition, we review our income tax filing positions quarterly and update our tax contingency reserves as necessary under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), adopted this fiscal year. See Note 9—Income Taxes.

Contingencies. In the ordinary conduct of the business, we are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates and routine employment matters. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can reasonably estimated, we record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the lawsuits, investigations or claims pending against us will not have a material adverse effect on our financial condition or results of operations.

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

Acquisitions/Dispositions

Since our inception, we have completed the following acquisitions and disposals. Each acquisition has been accounted for using the purchase method of accounting. The results of operations related to the transactions are included in our consolidated results of operations since their respective dates:

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

Effective February 29, 2008 the Company completed the sale of its 12 Canadian schools located outside the province of Ontario to a wholly-owned subsidiary of the Eminata Group, for a cash payment of CAD $3.0 million. This payment consists of the purchase price of CAD $7.4 million less preliminary negative working capital and other adjustments equal to CAD $4.4 million. This cash payment is subject to a final working capital adjustment that is in the process of being quantified.

Effective May 1, 2008, the Company completed the sale of its WyoTech Boston campus. The transaction is subject to a final working capital adjustment that is in the process of being quantified.

Results of Operations

Comparisons of results of operations between the fiscal year ended June 30, 2008 and the fiscal years ended June 30, 2007 and 2006 are complicated by the opening of 3 branch campuses in fiscal 2006. The Company slowed the roll-out of new branch campuses during fiscal 2008 and 2007, and became very selective in its acquisition criteria, in order to focus on achieving better utilization of the significant new capacity it obtained prior to fiscal 2005.

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. We believe that the campus meets the criteria necessary for such an entity to qualify as assets held for sale under the specific provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of income for all periods presented.

Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2008, we recorded a charge of approximately $2.6 million, net of income tax benefit of $1.2 million, to accrue future rental payments related to the closed campuses and to reduce the carrying value of the net assets of our campuses held for sale and closed to estimated fair value, less costs to sell, as of June 30, 2008 (primarily related to the accrued rent of $2.8 million and the impairment of fixed assets in the amount of $1.0 million). The charge is reflected as a component of loss from discontinued operations on our Consolidated Statement of Operation for the year ended June 30, 2008. We expect to have no significant continuing involvement with the schools after they have been sold or closed.

Additionally, during the fourth quarter of fiscal 2008, the Company recorded an additional reserve of approximately $2.2 million (net of tax) taken against receivables related to the Atlanta campus, which was taught out in the fourth quarter of fiscal 2008.

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The schools were sold in fiscal year 2008. Accordingly, the results of operations of the campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, we recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of our campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI Schools). We have no significant continuing involvement with the schools that have been sold.

Effective February 29, 2008 the Company completed the sale of its 12 Canadian schools located outside the province of Ontario to a wholly-owned subsidiary of the Eminata Group, for a cash payment of CAD $3.0 million. This payment consists of the purchase price of CAD $7.4 million less preliminary negative working capital and other adjustments equal to CAD $4.4 million. This cash payment is subject to a final working capital adjustment that is in the process of being quantified.

Effective May 1, 2008, the Company completed the sale of its WyoTech Boston campus. The transaction is subject to a final working capital adjustment that is in the process of being quantified.

During November 2005, the company completed the sale of substantially all the assets of its corporate training division, CDI Education, which provided technology (IT) and business skills training at 14 locations throughout Canada and had revenues of approximately CAD $37 million (30 million USD) in fiscal year end June 30, 2005.

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

The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,
	2008	2007	2006
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	58.5	57.5	55.9
General and administrative	10.8	12.0	10.2
Marketing and admissions	25.9	27.0	26.5
Impairment, facility closing, and severance charges	0.6	1.1	0.5

Total operating expenses	95.8	97.6	93.1
Income from operations	4.2	2.4	6.9
Interest (income)	(0.3)	(0.7)	(0.6)
Interest expense, net	0.1	0.3	0.3
Other (income) expense, net	(0.1)	(0.1)	(0.1)

Income from continuing operations before provision for income taxes	4.5	2.9	7.3
Provision for income taxes	1.4	1.0	2.6

Income from continuing operations	3.1	1.9	4.7
(Loss) income from discontinued operations, net of tax	(1.1)	(1.1)	(0.1)

Net income	2.0%	0.8%	4.6%

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Net Revenues. Net revenues increased $149.5 million, or 16.3%, from $919.2 million in fiscal 2007 to $1,068.7 million. The increase is primarily due to a 5.8% increase in the average revenue rate per student and a 9.8% increase in the average student population during the period. At June 30, 2008, student population related to continuing operations was 69,211, compared with 61,332 at June 30, 2007. Total student starts related to continuing operations increased 13.0% to 100,210 for the year ended June 30, 2008 when compared to the prior year. As of June 30, 2008 and 2007, we operated 106 colleges.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses increased $97.4 million, or 18.4%, from $528.1 million in fiscal 2007 to $625.5 million in fiscal 2008. As a percentage of net revenues, educational services expenses increased from 57.5% of revenues in fiscal 2007 to 58.5% of revenues in fiscal 2008. The increase, as a percent of revenues, was due primarily to an increase in bad debt expenses. Bad debt expense in fiscal 2008 amounted to $72.8 million and 6.8% of net revenues, compared to $52.6 million or 5.7% of net revenues in fiscal 2007. The increase in bad debt expense was primarily due to additional exposure the Company incurred to student receivables as a result of the contraction of liquidity in the credit markets for subprime borrowers.

General and Administrative. General and administrative expenses include incentive bonuses and corporate payroll related expenses, campus support center office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $4.2 million, or 3.8%, from $110.7 million in fiscal 2007 to $114.9 million in fiscal 2008. As a percentage of net revenues, general and administrative expenses decreased from 12.0% of net revenues in fiscal 2007 to 10.8% of net revenues in fiscal 2008. The decrease as a percent of revenues was primarily the result of lower legal costs, partially offset by an increase in incentive compensation.

Marketing and Admissions. Marketing and admissions expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $28.5 million, or 11.5%, from $248.4 million in fiscal 2007 to $276.9 million in fiscal 2008. As a percentage of net revenues, marketing and admissions expenses decreased from 27.0% of net revenues in fiscal 2007 to 25.9% of net revenues in fiscal 2008. The decrease is primarily attributable to a decrease in advertising, partially offset by an increase in costs related to admissions personnel. The cost per start decreased $38, or 1.4%, from $2,801 in fiscal 2007 to $2,763 in fiscal 2008.

Impairment, Facility Closing and Severance Charges. In the fourth quarter of fiscal 2008, we incurred impairment, facility closing and severance charges of $6.6 million. Of that amount, approximately $4.8 million is related to a loss on student loan receivables associated with the Marietta and Jonesboro, Georgia campuses. These schools were branches of the Atlanta, Georgia campus. Due to accreditation issues, the Atlanta campus was closed and placed in discontinued operations. In addition, the Company recorded lease termination costs of $0.9 million related to student housing and a severance charge of $0.9 million.

Provision for Income Taxes. The effective income tax rate was 31.2% of income before income taxes in fiscal 2008 compared to 37.2% of income before income taxes in fiscal 2007. The reduction in the effective rate was due to a reduction in the liability for uncertain tax positions following the completion of the IRS exam for fiscal years 2004 through 2006 and the filing of an application for a change in accounting method with the IRS during the third quarter of fiscal 2008. Additionally, during the fourth quarter we recognized a benefit related to the Pennsylvania ‘Keystone Opportunity Zone Credit’ for taxes paid during fiscal years 2004 to 2007.

Discontinued Operations. The loss of $11.6 million in discontinued operations includes the operating results of the campuses closed and held for sale as well as lease costs related to the closure of the Atlanta campus and a reserve of approximately $2.2 million (net of tax) taken against receivables related to the Atlanta campus.

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Net Revenues. Net revenues increased $11.4 million, or 1.3%, from $907.8 million in fiscal 2006 to $919.2 million. The increase is primarily due to a 2.3% increase in the average revenue rate per student partially offset by a 1.5% decrease in the average student population during the period. At June 30, 2007, student population related to continuing operations was 61,332, compared with 59,924 at June 30, 2006. Total student starts related to continuing operations increased 2.5% to 88,699 for the year ended June 30, 2007 when compared to the prior year. As of June 30, 2007, we operated 106 colleges compared to 108 colleges as of June 30, 2006.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses increased $20.3 million, or 4.0%, from $507.8 million in fiscal 2006 to $528.1 million in fiscal 2007. As a percentage of net revenues, educational services expenses increased from 55.9% of revenues in fiscal 2006 to 57.5% of revenues in fiscal 2007. The increase, as a percent of revenues, was due primarily to an increase in facility and bad debt expenses. As of June 30, 2007, we had approximately 79 square feet of school space per student as compared to 75 square feet of school space per student as of June 30, 2006. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affects educational services expenses as a percent of revenues. Bad debt expense in fiscal 2007 amounted to $52.6 million and 5.7% of net revenues, compared to $46.3 million or 5.1% of net revenues in fiscal 2006.

General and Administrative. General and administrative expenses include incentive bonuses and corporate payroll related expenses, campus support center office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $18.0 million, or 19.4%, from $92.7 million in fiscal 2006 to $110.7 million in fiscal 2007. As a percentage of net revenues, general and administrative expenses increased from 10.2% of net revenues in fiscal 2006 to 12.0% of net revenues in fiscal 2007. The increase as a percent of revenues was primarily the result of increases in litigation reserves of approximately $6.5 million, primarily related to the California Attorney General’s investigation, outside professional service fees of approximately $5.7 million related to the review of historic stock option grants by the Special Committee of the Board of Directors, and travel-related costs associated with training and implementation of a new admissions process.

Marketing and Admissions. Marketing and admissions expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $8.0 million, or 3.3%, from $240.4 million in fiscal 2006 to $248.4 million in fiscal 2007. As a percentage of net revenues, marketing and admissions expenses increased from 26.5% of net revenues in fiscal 2006 to 27.0% of net revenues in fiscal 2007. The increase is primarily attributable to an increase in advertising and personnel costs. The cost per start increased $23, or 0.8%, from $2,778 in fiscal 2006 to $2,801 in fiscal 2007.

Impairment, Facility Closing and Severance Charges. During fiscal 2007 the decision was made to consolidate additional brands as the Company continues to establish the national Everest brand. As a result of the decision, the Company reviewed the related intangible asset of trade name for possible impairment in accordance with SFAS 142. Based on the results of the review, the Company recognized an impairment charge of $4.8 million, which primarily consists of the trade name value impacted by the name change. The company also recorded lease termination costs of $1.4 related to student housing, a facility closing charge of $0.6, million related to the campus in Victoria, British Columbia, and approximately $2.9 million related to severance expense, partially associated with the retirement of David Moore as Chairman of the Board of Directors and as an employee of the Company.

Provision for Income Taxes. The effective income tax rate was 37.2% of income before income taxes in fiscal 2007 compared to 36.1% of income before income taxes in fiscal 2006.

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

Liquidity and Capital Resources

On August 10, 2007, we executed Amendment No. 1 to our Second Amended and Restated Credit Facility dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The Second Amended and Restated Credit Agreement expires in 2010. The Second Amended and Restated Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a ED financial responsibility composite score ratio. As of June 30, 2008, we were in compliance with all of the covenants. As of June 30, 2008, the credit facility had borrowings outstanding of $62.5 million and approximately $13.0 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $91.8 million as of June 30, 2008 and $124.6 million as of June 30, 2007 and the current ratio was 1.7:1 in fiscal 2008 and 1.8:1 in fiscal 2007. Average daily borrowings outstanding amounted to approximately $31.8 million in fiscal 2008, $31.4 million in fiscal 2007 and $41.7 million in fiscal 2006. The decrease in working capital compared to June 30, 2007 is primarily due to additional cash borrowed for purposes of calculating our composite score during the prior year.

Cash flows provided by operating activities amounted to $13.6 million in fiscal 2008 compared to $38.8 million in fiscal 2007 and $118.7 million in fiscal 2006. The decrease in cash provided by operating activities in fiscal 2008 compared to fiscal 2007 was primarily due to an increase in accounts receivable due to the transition from Sallie Mae private loans to the Company’s ACCESS loan program, and the Company not drawing down approximately $27 million of Title IV funds as of June 2008 (which was subsequently collected in July 2008). Included in cash flows from operating activities is ($2.6) million, ($8.3) million, and ($0.4) million of net cash (used in) provided by operating activities related to discontinued operations for fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

Cash flows used in investing activities amounted to $36.6 million in fiscal 2008, $27.1 million in fiscal 2007 and $51.6 million in fiscal 2006. During fiscal 2008, we received $2.9 million related to the sale of the CDI Sales Group. During fiscal 2006, we received $18.6 million related to the sale of our corporate training division.

Capital expenditures amounted to $54.9 million in fiscal 2008, $71.0 million in fiscal 2007 and $56.1 million in fiscal 2006. Capital expenditures were incurred to open 3 new branch campuses in fiscal 2006. Capital expenditures were also incurred to relocate, remodel and enlarge campuses. During fiscal 2008, we incurred capital expenditures to relocate 2 campuses and to enlarge or remodel 10 campuses and during fiscal 2007, we incurred capital expenditures to relocate 2 campuses and to enlarge or remodel 6 campuses. Capital expenditures of approximately $25.2 million, $17.9 million and $9.3 million were incurred to purchase and to integrate software in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Included in cash flows from investing activities are capital expenditures of $0.1 million, $1.3 million, and $2.5 million related to discontinued operations for fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

During fiscal 2008 investments in marketable securities decreased ($15.0) million. During fiscal 2007 and 2006, investments in marketable securities decreased and increased ($40.9) million and $14.5 million, respectively.

Cash flows used in financing activities amounted to $44.9 million in fiscal 2008. Cash flows provided by financing activities amounted to $51.1 million in fiscal 2007. Cash flows used in financing activities amounted to $89.8 million in fiscal 2006. During fiscal 2008, cash used in financing activities consisted of repayment of borrowings of $52.2 million, partially offset by proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $7.3 million. During fiscal 2007, cash provided by financing activities consisted of proceeds from borrowings of $80.0 million and proceeds from the exercise of stock options of $4.0 million, partially offset by the purchase of treasury stock of $31.4 million and payments on long-term debt and capital lease obligations of $1.5 million. During fiscal 2006, cash used in financing activities primarily consisted of the purchase and retirement of treasury stock of $70.0 million and principal repayments of long-term debt and capital lease obligations of $27.3 million, partially offset by proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $7.5 million.

Historically, we had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as “discount loans,” since we incurred a portion of the default risk related to these students’ loans by taking a discount on the disbursement. As collectability of these amounts in not reasonably assured we had recorded this discount as a reduction to revenue.

Effective in the third quarter of fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we have created a lending program with a different origination and servicing provider who specializes in subprime credit that has characteristics similar to our previous “discount loan” programs. Under this new program, which we refer to as our ACCESS program, we pay a discount to the origination and servicing provider. As with our previous discount loan program, we record the discount as a reduction to revenue as collectability of these amounts is not reasonably assured. However, unlike our previous discount loan programs, under our ACCESS program, we have both the right and an obligation to acquire the related loan except in certain circumstances where the origination and servicing provider does not comply with the terms of our agreement. Since we initiated the program in the fourth quarter of fiscal 2008, we have acquired all of the loans that have been originated. We anticipate that we will acquire and fund approximately $95 million in ACCESS loans in fiscal 2009.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2008, future minimum cash payments due under contractual obligations, including our credit agreement, mortgages, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt (1)	$62,491	$—	$62,491	$—	$—
Capital Lease Obligations	29,051	1,996	3,992	4,096	18,967
Operating Lease Obligations	526,339	78,937	141,149	107,862	198,391

Total	$617,881	$80,933	$207,632	$111,958	$217,358

(1)	Long-term debt consists of a revolving credit facility. The related obligation of $62.5 million does not reflect interest amounts due under the credit facility. See Note 6 for additional information related to the Company’s credit facility.

The United States ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of June 30, 2008, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of June 30, 2008, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $62.5 million and capital lease obligations of $15.1 million, and (ii) student notes receivable, net, in the aggregate amount of $17.0 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar. Our investment in our foreign operations as of June 30, 2008 was approximately CAD $39.4 million and we had borrowings outstanding under the credit facility of approximately CAD $28 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and schedule of the Company and its subsidiaries are included below on pages 56-90 and page 93 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Corinthian Colleges, Inc.

We have audited Corinthian Colleges, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corinthian Colleges, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Corinthian Colleges, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 of Corinthian Colleges, Inc. and subsidiaries and our report dated August 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

August 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Corinthian Colleges, Inc.

We have audited the accompanying consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries at June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, in 2008 the Company adopted the provisions of Financial Accounting Standards Board’s Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” As discussed in Note 7 to the Consolidated Financial Statements, in 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment” and adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, (“SAB 108”).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corinthian Colleges, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

August 25, 2008

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of June 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,004	$99,789
Marketable securities	—	15,000
Accounts receivable, net of allowance for doubtful accounts of $39,309 and $22,721 at June 30, 2008 and 2007, respectively	115,085	68,382
Student notes receivable, net of allowance for doubtful accounts of $2,143 and $953 at June 30, 2008 and 2007, respectively	4,478	3,785
Deferred income taxes	37,669	25,756
Prepaid expenses and other current assets	32,729	44,366
Assets held for sale from discontinued operations	3,507	18,724

Total current assets	225,472	275,802
PROPERTY AND EQUIPMENT, net	226,514	214,215
OTHER ASSETS:
Goodwill, net	191,950	189,954
Other intangibles, net	40,118	41,583
Student notes receivable, net of allowance for doubtful accounts of $6,917 and $2,497 at June 30, 2008 and 2007, respectively	12,562	6,140
Deposits and other assets	4,203	4,654
Deferred income taxes	3,660	4,041
Assets held for sale from discontinued operations	—	1,587

TOTAL ASSETS	$704,479	$737,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,124	$38,803
Accrued compensation and related liabilities	48,626	34,627
Accrued expenses	7,150	17,795
Prepaid tuition	45,176	49,455
Current portion of capital lease obligations	428	373
Current portion of long-term debt	—	11
Liabilities held for sale from discontinued operations	3,141	10,175

Total current liabilities	133,645	151,239
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	14,689	15,141
LONG-TERM DEBT, net of current portion	62,491	112,913
DEFERRED INCOME TAXES	28,912	32,339
OTHER LONG-TERM LIABILITIES	42,720	40,200
LIABILITIES HELD FOR SALE FROM DISCONTINUED OPERATIONS	—	722
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 87,475 issued and 85,219 shares outstanding at June 30, 2008 and 86,773 issued and 84,516 shares outstanding at June 30, 2007	9	9
Additional paid-in capital	178,542	160,312
Treasury stock	(31,368)	(31,368)
Retained earnings	274,437	255,594
Accumulated other comprehensive income	402	875

Total stockholders’ equity	422,022	385,422

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$704,479	$737,976

The accompanying notes are an integral part of these consolidated financial statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2008	2007	2006
NET REVENUES	$1,068,671	$919,224	$907,815

OPERATING EXPENSES:
Educational services (including bad debt expense of $72,757, $52,607 and $46,278 for the years ended June 30, 2008, 2007 and 2006, respectively)	625,481	528,125	507,832
General and administrative	114,938	110,654	92,677
Marketing and admissions	276,875	248,447	240,373
Impairment, facility closing and severance charges	6,603	9,693	4,170

Total operating expenses	1,023,897	896,919	845,052

INCOME FROM OPERATIONS	44,774	22,305	62,763
Interest (income)	(3,376)	(6,244)	(5,772)
Interest expense (net of capitalized interest of $2,054, $915, and $323 for the years ended June 30, 2008, 2007 and 2006, respectively)	1,793	2,811	3,162
Other (income) expense, net	(1,387)	(1,039)	(1,137)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	47,744	26,777	66,510
Provision for income taxes	14,879	9,950	24,025

INCOME FROM CONTINUING OPERATIONS	32,865	16,827	42,485
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax (benefit) expense of ($5,346), ($1,963), and ($311) for the years ended June 30, 2008, 2007, and 2006, respectively	(11,598)	(9,595)	(1,003)

NET INCOME	$21,267	$7,232	$41,482

INCOME PER SHARE—BASIC:
Income from continuing operations	$0.39	$0.19	$0.48
(Loss) income from discontinued operations	(0.14)	(0.11)	(0.01)

Net income	$0.25	$0.08	$0.47

INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.39	$0.19	$0.47
(Loss) income from discontinued operations	(0.14)	(0.11)	(0.01)

Net income	$0.25	$0.08	$0.46

Weighted average number of common shares outstanding:
Basic	84,954	85,887	88,627

Diluted	86,013	87,097	89,973

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock					Accumulated
			Additional	Deferred		Other
		Par	Paid-in	Stock	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Value	Capital	Compensation	Stock	Income (Loss)	Earnings	Equity
Balance at June 30, 2005	91,202	$9	$139,927	$(2,408)	$—	$122	$273,175	$410,825
Equity based compensation charge-net of tax upon adoption of SAB 108 (see Note 7)	—	—	6,189	—	—	—	(5,680)	509

Balance as of July 1, 2005 upon adoption of SAB 108	91,202	9	146,116	(2,408)	—	122	267,495	411,334
Comprehensive income
Net income	—	—	—	—	—	—	41,482	41,482
Foreign currency translation	—	—	—	—	—	810	—	810

Total comprehensive income								42,292

Deferred stock compensation	—	—	(2,408)	2,408	—	—	—	—
Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	745	—	7,202	—	—	—	—	7,202
Treasury stock repurchase and Retirement	(5,709)	—	(9,384)	—	—	—	(60,615)	(69,999)
Stock based compensation expense	—	—	8,699	—	—	—	—	8,699

Balance at June 30, 2006	86,238	9	150,225	—	—	932	248,362	399,528
Comprehensive income
Net income	—	—	—	—	—	—	7,232	7,232
Foreign currency translation	—	—	—	—	—	616	—	616
Other post employment benefit transition adjustment	—	—	—	—	—	(673)	—	(673)

Total comprehensive income	—	—	—	—	—	—	—	7,175

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	535	—	3,659	—	—	—	—	3,659
Treasury stock repurchase	—	—	—	—	(31,368)	—	—	(31,368)
Stock based compensation expense	—	—	6,428	—	—	—	—	6,428

Balance at June 30, 2007	86,773	9	160,312	—	(31,368)	875	255,594	385,422
Adoption of FIN 48 (See Note 9)	—	—	—	—	—	—	(2,424)	(2,424)

Balance as of July 1, 2007 upon adoption of FIN 48	86,773	9	160,312	—	(31,368)	875	253,170	382,998
Comprehensive income
Net income	—	—	—	—	—	—	21,267	21,267
Foreign currency translation	—	—	—	—	—	(185)	—	(185)
Other post employment benefit adjustment	—	—	—	—	—	(288)	—	(288)

Total comprehensive income								20,794

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	702	—	7,338	—	—	—	—	7,338
Stock based compensation expense	—	—	10,892	—	—	—	—	10,892

Balance at June 30, 2008	87,475	$9	$178,542	$—	$(31,368)	$402	$274,437	$422,022

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUED AND DISCONTINUED OPERATIONS

(In thousands)

	Years Ended June 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,267	$7,232	$41,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,777	43,064	39,269
Stock based compensation	10,892	6,428	8,699
Deferred income taxes	(14,257)	492	(2,339)
Loss (gain) on disposal of assets	821	769	(1,232)
Impairment charge	977	10,494	2,293
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(40,294)	(21,542)	(5,779)
Student notes receivable, net	(7,107)	(4,063)	(104)
Prepaid expenses and other assets	12,411	(942)	14,114
Accounts payable	(11,350)	4,018	5,600
Accrued expenses and other liabilities	10,808	672	6,644
Income taxes payable	(9,111)	2	6
Prepaid tuition	(5,199)	(7,973)	7,166
Other long-term liabilities	(1,022)	153	2,895

Net cash provided by operating activities	13,613	38,804	118,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposals (acquisitions) of schools, colleges and training centers, net of cash acquired	2,941	—	18,594
Capital expenditures	(54,880)	(70,977)	(56,054)
Change in restricted cash	—	10	—
Proceeds from sale of assets	371	2,972	397
Sales of marketable securities	94,450	258,950	181,100
Purchases of marketable securities	(79,450)	(218,050)	(195,625)

Net cash (used in) investing activities	(36,568)	(27,095)	(51,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	80,000	—
Principal repayments on capital lease obligations and long-term debt	(52,196)	(1,514)	(27,291)
Proceeds from exercise of stock options and employee stock purchase plan (including tax benefit of $550, $1,000, and $2,000 for the years ending June 30, 2008, 2007, and 2006, respectively)	7,282	4,004	7,461
Purchase of treasury stock	—	(31,368)	(69,999)

Net cash (used in) provided by financing activities	(44,914)	51,122	(89,829)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	84	163	1,645

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,785)	62,994	(21,058)
CASH AND CASH EQUIVALENTS, beginning of year	99,789	36,795	57,853

CASH AND CASH EQUIVALENTS, end of year	$32,004	$99,789	$36,795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$18,509	$8,794	$22,973

Interest paid, net of capitalized interest	$3,320	$2,964	$2,749

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of various schools, colleges and training centers
Capital lease additions	$—	$(4,300)	$6,600

Other long-term asset obligation	$—	$(4,300)	$4,300

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 1—Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Corinthian Colleges, Inc. (the “Company”), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization.

As of June 30, 2008, the Company operated 89 colleges in 24 states and 17 colleges in the Ontario, Canada province in the for-profit, post-secondary education industry. All of the Company’s U.S. schools are accredited and grant either diplomas or degrees (associate’s, bachelor’s and master’s) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology and criminal justice. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. Through its On-Line Learning division, the Company also offers an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company’s schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

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

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings. All available-for-sale securities mature within one year and substantially consist of fixed income and money market mutual funds. At June 30, 2008 and 2007 there were no unrealized gains or losses from available-for-sale securities.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, marketable securities, receivables and accounts payable approximates their fair value at June 30, 2008 and 2007. In addition, the carrying value of all borrowings approximate fair value at June 30, 2008 and 2007.

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

Internal Software Development Costs

Corinthian Colleges capitalizes certain internal software development costs in accordance with Statement of Position 98-1 that are amortized using the straight-line method over the estimated lives of the software. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Maintenance and repairs are expensed as incurred. The unamortized computer software costs which are included within the Property and Equipment caption of the Consolidated Balance Sheets, were $49.4 million and $28.4 million at June 30, 2008 and 2007, respectively. The majority of the costs relate to our new Student Management System that will be placed in-service during fiscal 2009. The total amount of amortization expense related to capitalized computer software costs recognized within operating expenses on the Consolidated Statement of Operations, was $3.3 million, $2.6 million, and $2.2 million at June 30, 2008, 2007, and 2006, respectively.

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

Discontinued Operations

Assets and liabilities expected to be sold or disposed of are presented separately on the consolidated balance sheets as assets or liabilities held for sale from discontinued operations. When components of the Company are classified as held for sale, the results of operations of the components are presented separately as Income (Loss) from Discontinued Operations, net, for current and prior periods. See Note 2 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion of our discontinued operations.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company does not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria outlined in SFAS No. 142, “Accounting for Business Combinations, Goodwill and Other Intangible Assets.” Curricula continue to be amortized over their useful lives ranging generally from three to fifteen years and the amortization is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

For the years ended June 30, 2008, 2007 and 2006, the Company had comprehensive income as defined by SFAS No. 130, “Reporting Comprehensive Income”, of $20.8 million, $7.2 million and $42.3 million, respectively. For the years ended June 30, 2008 and 2007, comprehensive income consisted of net income, SFAS No. 158 adoption and amortization, and foreign currency translation adjustment. For the year ended June 30, 2006, comprehensive income consists of net income and foreign currency translation adjustments. The cumulative translation adjustment balance for the total operations of the Company included within other comprehensive income is $1.4 million, $1.5 million, and $0.9 million as of June 30, 2008, June 30, 2007, and June 30, 2006, respectively. The cumulative other post employment benefit balance for the total operations of the Company included within other comprehensive income is $1.0 million, $0.7 million, and $0.0 million as of June 30, 2008, June 30, 2007, and June 30, 2006, respectively.

Revenue Recognition, Accounts Receivable and Prepaid Tuition

Revenues consist primarily of tuition and fees derived from courses taught in the Company’s colleges and schools. Revenues from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. Our pro-rata revenue recognition policy for diploma schools calculates revenue on a daily basis for some of the Company’s schools and using a mid-month convention for other schools. If a student withdraws from a course or program, the paid but unearned portion of the student’s tuition is refunded. Refunds are calculated and paid in accordance with applicable federal, state and institutional refund policies. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amounts are expected to be earned within the next year.

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

Marketing and Admissions

Marketing and admissions expense includes compensation for college admissions staff, regional admissions personnel, compensation expenses for marketing and advertising management, and all direct marketing and production costs. Advertising costs are charged to expense as incurred except for brochures and media production costs. The brochures and media production costs are recorded as prepaid expenses and charged to expense as consumed or upon the first airing of the advertisement, respectively. Advertising expenses amounted to approximately $156.0 million, $152.8 million, and $148.4 million for the years ended June 30, 2008, 2007, and 2006, respectively.

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for a number of risks including claims related to employee heath care, workers’ compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors and other actuarial assumptions. The Company’s loss exposure related to self-insurance is limited by stop loss coverage. The expected loss accruals are based on estimates, and while the Company believes the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

The Company previously operated a Bryman College in New Orleans, Louisiana that suffered significant damage as a result of Hurricane Katrina in August 2005. At the time of the event, the Company had business interruption and property damage coverage for this location. As of June 30, 2007 the Company had recovered approximately $5.8 million in business interruption and property damage insurance that has been recognized within educational services expenses in the Consolidated Statements of Operations.

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

Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year. Stock-based compensation expense of $10.9 million, $6.4 million and $8.7 million (pre-tax) was recorded for fiscal years 2008, 2007 and 2006, respectively. The tax benefit related to stock-based compensation recognized in fiscal years 2008, 2007 and 2006 was $1.5, $2.1 and $2.2 million, respectively. The impact of stock-based compensation (net of tax) on fiscal years 2008, 2007 and 2006 is $0.11, $0.05 and $0.07 for both basic and diluted EPS, respectively.

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

Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2008	2007	2006
	(In thousands)
Revenues from unaffiliated customers
U.S. operations	$1,004,372	$862,154	$845,389
Canadian operations	64,299	57,070	62,426

Consolidated	$1,068,671	$919,224	$907,815

Long-lived assets
U.S. operations	$419,690	$407,168	$375,952
Canadian operations	59,317	55,006	64,929

Consolidated	$479,007	$462,174	$440,881

No one customer accounted for more than 10% of the Company’s consolidated revenues or receivables. Revenues are attributed to regions based on the location of customers.

New Accounting Pronouncements

In June, 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position, that based solely on its technical merits is more likely than not to be

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Effective July 1, 2007 the Company adopted FIN 48. See Note 9—Income Taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS”) No. 157, Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 is effective for us on July 1, 2008. The adoption of SFAS No. 157 on our financial assets and liabilities, which are principally comprised of cash and cash equivalents, is currently being evaluated. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to adopt the provisions of SFAS 159 to fair value the financial assets and liabilities existing at June 30, 2008.

Concentration of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company extends credit for tuition to a majority of its students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education (“ED”) requirements. Approximately 81%, 75% and 75% of the Company’s revenues, on a cash basis, were collected from funds distributed under Title IV Programs of the Higher Education Act of 1965, as amended (the “HEA”) for the years ended June 30, 2008, 2007 and 2006, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which the Company’s students participate. The Company’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status, or termination proceeding which could have a material adverse effect on the Company.

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

The Company has routinely provided installment payment plans to many of its students to supplement their federally funded financial aid. In the fourth quarter of fiscal 2008, the Company created the ACCESS lending program with an origination and servicing provider that specializes in subprime credit. Under this new program, the Company pays a discount to the origination and servicing provider that is recorded as a reduction to revenue as the collectability of these amounts is not reasonably assured. The Company has both the right and obligation (subject to certain limitations in the agreement with the origination and servicing provider) to acquire the related loans. Since the program was initiated, the Company has acquired all of the loans that have been originated totaling approximately $13.1 million as of June 30, 2008. For ACCESS loans acquired, the Company bears the risks of collection. While these loans are unsecured, the Company believes it has adequate reserves against these loan balances. However, there can be no assurance that losses will not exceed reserves. Losses in excess of reserves could have a material adverse effect on the Company’s business.

Note 2—Discontinued Operations

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. We believe that the campus meets the criteria necessary for such an entity to qualify as assets held for sale under the specific provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our Consolidated Statements of Income for all periods presented.

Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2008, we recorded a charge of approximately $2.6 million, net of income tax benefit of $1.2 million, to accrue future rental payments related to the closed campuses and to reduce the carrying value of the net assets of our campuses held for sale and closed to estimated fair value, less costs to sell, as of June 30, 2008 (primarily related to the accrued rent of $2.8 million and the impairment of fixed assets in the amount of $1.0 million). The charge is reflected as a component of loss from discontinued operations on our Consolidated Statement of Operation for the year ended June 30, 2008. We expect to have no significant continuing involvement with the schools after they have been sold or closed.

Additionally, during the fourth quarter of fiscal 2008, the Company recorded an additional reserve of approximately $2.2 million (net of tax) taken against receivables related to the Atlanta campus.

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). These campuses were sold in fiscal year 2008. Accordingly, the results of operations of the campuses within the Sale

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Group are reflected as discontinued operations in our Consolidated Statements of Income for all periods presented. Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, we recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of our campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI Schools). We have no significant continuing involvement with the schools that have been sold.

Effective February 29, 2008 the Company completed the sale of its 12 Canadian schools located outside the province of Ontario to a wholly-owned subsidiary of the Eminata Group, for a cash payment of CAD $3.0 million. This payment consists of the purchase price of CAD $7.4 million less preliminary negative working capital and other adjustments equal to CAD $4.4 million. This cash payment is subject to a final working capital adjustment that is in the process of being quantified.

Effective May 1, 2008, the Company completed the sale of its WyoTech Boston campus. The transaction is subject to a final working capital adjustment that is in the process of being quantified.

The Company estimates that the employee retention and severance costs associated with these transactions is approximately $2.7 million, which has been paid as of June 30, 2008.

Combined summary results of operations for the campuses identified above are reflected as discontinued operations in our Consolidated Statements of Operations for the years ended June 30 2008, 2007, and 2006, and are as follows:

	For the fiscal years ending June 30,
	2008	2007	2006
	(in thousands)
Total Discontinued Operations
Net revenue	$32,575	$51,790	$58,831
(Loss) income before income tax, including estimated loss on disposal	(16,944)	(11,558)	(1,314)
Income tax (benefit) expense	(5,346)	(1,963)	(311)

Total net (loss) income from discontinued operations	$(11,598)	$(9,595)	$(1,003)

Combined summary of assets and liabilities of the campuses identified above at June 30, 2008 and 2007, are as follows:

	As of June 30,
	2008	2007
	(in thousands)
Assets

Current Assets:
Accounts receivable, net of allowance for doubtful accounts of $5,109 and $2,741 at June 30, 2008 and 2007, respectively	$—	$7,465
Student notes receivable, net of allowance for doubtful accounts of $4 and $2 at June 30, 2008 and 2007, respectively	4	11
Deferred income taxes	2,800	—
Prepaids & other current assets	125	1,333

Total Current Assets	2,929	8,809
Property, and equipment, net	307	7,858
Goodwill	—	1,907
Other Intangibles, net	—	1,599
Deposits & other assets	271	138

Total Assets	$3,507	$20,311

Liabilities

Current Liabilities:
Accounts payable	$419	$343
Accrued compensation and related liabilities	131	1,214
Accrued expenses	2,524	258
Prepaid tuition	67	5,387
Other liabilities	—	—

Total Current Liabilities	3,141	7,202
Other long-term liabilities	—	3,695

Total Liabilities	$3,141	$10,897

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Detail of Selected Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	As of June 30,
	2008	2007
	(In thousands)
Prepaids	$23,131	$22,876
Course materials	2,904	6,607
Other current assets	1,082	2,096
Income tax refund receivable	5,612	12,787

	$32,729	$44,366

Property and equipment consist of the following:

	As of June 30,
	2008	2007
	(In thousands)
Furniture and equipment	$133,381	$121,997
Computer hardware and software	106,106	75,612
Leasehold improvements	131,451	119,992
Land	2,098	1,888
Buildings	38,423	37,723

	411,459	357,212
Less—accumulated depreciation and amortization	(184,945)	(142,997)

	$226,514	$214,215

Depreciation expense associated with property and equipment was $42.6 million, $38.4 million and $34.9 million for the years ended June 30, 2008, 2007 and 2006, respectively. The amortization for leasehold improvements included in the totals above, was approximately $17.0 million, $15.6 million and $11.3 million for the years ended June 30, 2008, 2007 and 2006, respectively. The gross cost of assets recorded under capital building leases, included above, totaled approximately $16.6 million for the years ended June 30, 2008 and 2007. The accumulated amortization related to these assets is approximately $4.4 million and $3.6 million as of June 30, 2008 and 2007, respectively. The amortization expense associated with these capital lease assets is included in total depreciation expense.

In accordance with its policy on impairment of long-lived assets, the Company identified impairment losses for assets to be held and used during fiscal 2007 and 2006. These losses, which are reflected in the Consolidated Statements of Operations as “Impairment, facility closing, and severance charges” totaled $0.1 million and $0.2 million, in 2007 and 2006, respectively. See Note 10—Impairment, Facility Closing and Severance Charges.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following:

	As of June 30,
	2008	2007
	(In thousands)
Goodwill, net:
Goodwill	$194,371	$192,375
Less—accumulated amortization	(2,421)	(2,421)

Goodwill, net	$191,950	$189,954

	As of June 30,
	2008	2007
	(In thousands)
Other Intangibles:
Non-amortizable intangibles:
Accreditation	$21,825	$21,821
Trade names	14,033	14,033

Non-amortizable intangibles	$35,858	$35,854

Amortizable intangibles:
Curriculum	$17,415	$17,362
Other	2,155	2,155

Amortizable intangibles	$19,570	$19,517
Less—accumulated amortization	(15,310)	(13,788)

Amortizable intangibles, net	$4,260	$5,729

Other intangibles, net	$40,118	$41,583

The changes in the carrying amount of goodwill for the year ended June 30, 2008, were as follows (in thousands):

Goodwill balance as of June 30, 2007	$189,954
Currency translation adjustment	1,996

Goodwill balance as of June 30, 2008	$191,950

Amortization expense associated with intangibles was $1.5 million, $1.4 million and $1.7 million for the years ended June 30, 2008, 2007 and 2006, respectively. Curriculum is amortized over a range of three to fifteen years. The total weighted-average amortization period for intangible assets subject to amortization is approximately three years as of June 30, 2008. Additionally, included in intangible amortization, the Company recognized non-compete agreement expense totaling approximately $0.2 million, $0.2 million and $0.3 million for the years ended June 30, 2008, 2007 and 2006, respectively.

As of June 30, 2008, estimated future amortization expense is as follows (in thousands):

2009	$1,399
2010	1,115
2011	1,097
2012	460
2013	130
Thereafter	59

Total	$4,260

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued expenses consist of the following:

	As of June 30,
	2008	2007
	(In thousands)
Accrued advertising	$2,935	$2,197
Accrued legal expenses	1,374	7,150
Other	2,841	8,448

	$7,150	$17,795

Note 4—Student Notes Receivable

Student notes receivable represent loans that have maturity dates that generally range between 12 months to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest charged on the notes generally ranges from 12 to 18 percent per annum and can have origination up to 6 percent. Included in the consolidated balance sheet at June 30, 2008 is $17.0 million in notes receivable.

Note 5—Business Acquisitions/Dispositions

During fiscal 2006 we completed the sale of substantially all the assets of CDI’s corporate training division, CDI Education. The Company recognized a gain of approximately $1.4 million (pre-tax) which is included within other (income) expense on the Consolidated Statement of Operations.

Effective February 29, 2008 the Company completed the sale of its 12 Canadian schools located outside the province of Ontario to a wholly-owned subsidiary of the Eminata Group, for a cash payment of CAD $3.0 million. This payment consists of the purchase price of CAD $7.4 million less preliminary negative working capital and other adjustments equal to CAD $4.4 million. This cash payment is subject to a final working capital adjustment that is in the process of being quantified.

Effective May 1, 2008, the Company completed the sale of its WyoTech Boston campus. The transaction is subject to a final working capital adjustment that is in the process of being quantified.

Note 6—Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	As of June 30,
	2008	2007
	(In thousands)
Credit facility obligations, with interest at 4.1% per annum	$62,491	$112,913
Capital lease obligations	15,117	15,514
Other	—	11

	77,608	128,438
Less—current portion of long-term debt	—	(11)
Less—current portion of capital lease obligations	(428)	(373)

	$77,180	$128,054

The Company leases certain facilities under capital leases, which require monthly lease payments of approximately $0.2 million. The leases have interest rates ranging from 7.6% to 11.7% and expire through January 2027.

Principal payments due under the long-term debt arrangements and future minimum lease payments under the capital lease obligations discussed above are as follows:

	Fiscal Years Ending June 30,
	Capital Lease Obligations	Credit Facility Obligations	Total
	(In thousands)
2009	$1,996	$—	$1,996
2010	1,996	—	1,996
2011	1,996	62,491	64,487
2012	2,041	—	2,041
2013	2,055	—	2,055
Thereafter	18,967	—	18,967

	29,051	62,491	91,542
Less—portion representing interest	(13,934)	—	(13,934)

Present value of minimum lease payments	15,117	62,491	$77,608
Less—current portion	(428)	—	(428)

Total	$14,689	$62,491	$77,180

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the Company entered into a credit agreement for $100.0 million with a syndication of financial institutions administered by Bank of America, N.A that would have expired in July 2005. In August 2003, the Company amended and restated the credit facility, and increased it to $235 million, of which $185 million was a domestic facility and $50 million was a Canadian facility that would have expired in August 2006. On June 8, 2005, the Company Amended and Restated the credit facility for a second time. On August 10, 2007, the Company executed Amendment No. 1 to its second amended and restated credit facility dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and an ED financial responsibility composite score ratio. As of June 30, 2008, the Company was in compliance with all of the covenants. As of June 30, 2008, the credit facility had borrowings outstanding of $62.5 million and approximately $13.0 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries. Average daily borrowings outstanding amounted to $31.8 million in fiscal 2008, $31.4 million in fiscal 2007 and $41.7 million in fiscal 2006.

Note 7—Common Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2008, there were no outstanding shares of preferred stock.

Common Stock

The Company’s issued and outstanding common stock is entitled to one vote per share on all matters.

Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

Employee Stock Purchase Plan

In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the ESPP. At June 30, 2008, employees had purchased 495,559 shares and 1,504,441 shares were still available for purchase under the ESPP.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2008, the number of stock options, stock units, stock appreciation rights or other common stock-based securities available for future grant to directors, officers, employees and other eligible persons were 4,159,602 under the 2003 Plan. Options granted under the Plans were issued at exercise prices ranging from $1.56—$33.83 per share and have expiration dates not longer than 10 years. RSUs can be settled only by delivery of the Company’s Common Stock. Options and RSUs generally vest over a period of one to four years.

We adopted SFAS No. 123(R) on July 1, 2005 in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year.

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

Fiscal Year Ended June 30, 2008
Risk-free rate	4.1%
Expected years until exercise	4.4 years
Expected stock volatility	41%
Expected dividends	—
Expected forfeiture rate	9.4%

A summary of the status of the Company’s stock options is presented below:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2007	9,552	$14.39
Stock options granted during the year	2,268	$14.00
Stock options exercised	(551)	$10.71
Forfeitures or expired	(590)	$15.06

Outstanding at June 30, 2008	10,679	$14.46	5.1	$11,033

Exercisable at June 30, 2008	6,671	$15.15	4.5	$10,894

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.61 as of the end of fiscal 2008, which would have been received by the option holders had all option holders exercised their options as of that date. As of the date of exercise, the total intrinsic value of options exercised in fiscal 2008, 2007, and 2006 was $2.4 million, $2.1 million, and $3.9 million, respectively.

Pursuant to SFAS No. 123(R), the weighted-average fair value of stock options granted during fiscal 2008, 2007, and 2006 was $5.49, $5.15, and $6.66 per share, respectively.

As of June 30, 2008, there was $20.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during fiscal year 2008, 2007 and 2006, was $11.2 million, $8.4 million and $8.0 million, respectively.

During fiscal year 2008, the Company issued 551,149 shares in connection with the exercise of stock options. The stock options exercisable at June 30, 2008, 2007, and 2006 were 6,671,097; 6,341,998; and 6,557,309 respectively.

During fiscal 2008, the Company granted 389,637 RSUs with a weighted average fair value of $9.22. As of June 30, 2008, there were 631,416 RSUs outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuance

At June 30, 2008, the Company has reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of the ESPP and future issuances of stock options under the 2003 Plan (in thousands):

Fiscal Year Ended June 30, 2008
(in thousands)
Reserved for ESPP stock	1,504
Reserved for stock options and RSUs outstanding and available for grant	4,160

Total	5,664

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share restated to reflect the two for one stock splits effected in the form of a stock dividend in March 2004:

	Fiscal Years Ended June 30,
	2008	2007	2006
	(In thousands)
Basic common shares outstanding	84,954	85,887	88,627
Effects of dilutive securities:
Stock options and restricted stock units	1,059	1,210	1,346

Diluted common shares outstanding	86,013	87,097	89,973

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

Note 9—Income Taxes

The components of the income tax provision from continuing operations are as follows:

	Fiscal Years Ended June 30,
	2008	2007	2006
	(In thousands)
Current provision
Federal	$24,881	$7,113	$21,888
State	1,399	1,731	3,095

	26,280	8,844	24,983

Deferred provision
Federal	(11,222)	1,469	(1,560)
State	(2,371)	98	(348)
Foreign	2,192	(461)	950

	(11,401)	1,106	(958)

Total provision for income taxes	$14,879	$9,950	$24,025

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual income tax provision differs from the income tax provision from continuing operations computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2008, 2007 and 2006 to income (loss) before provision for income taxes as follows:

	Fiscal Years Ended June 30,
	2008	2007	2006
	(In thousands)
Provision at the statutory rate	$16,710	$9,371	$23,279
State income tax provision, net of federal benefit	1,684	1,216	1,785
Change in unrecognized tax benefits	(1,895)	—	—
State credit refund	(2,862)	—	—
Foreign taxes	216	—	—
Other	1,026	(637)	(1,039)

	$14,879	$9,950	$24,025

The components of the Company’s deferred tax asset and liability are as follows:

	As of June 30,
	2008	2007
	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$18,077	$9,790
Accrued vacation	4,412	3,726
State taxes	391	173
Net operating loss carry forwards	1,462	30
Acquisition accruals	146	946
Workers’ compensation accrual	1,705	1,586
Accrued rent	5,107	4,500
Other	2,935	4,393
Bonus accrual	3,434	612

Current deferred tax asset	37,669	25,756

Non-current deferred tax asset (liability):
Net operating loss carry forwards	—	727
Deferred rent	859	1,861
Depreciation	3,459	2,254
Acquisition intangibles	(245)	(801)
Capital assets	(413)	—

Non-current deferred tax asset	3,660	4,041

Notes receivable allowance for doubtful accounts	3,190	1,415
Stock compensation cost	6,856	4,194
Deferred rent	8,334	9,509
Depreciation	(19,122)	(26,666)
Acquisition intangibles	(13,453)	(11,638)
Capital assets	(12,080)	(6,082)
Other	(2,637)	(3,071)

Non-current deferred tax liability	(28,912)	(32,339)

Net Deferred Tax Asset (Liability)	$12,417	$(2,542)

The Company has acquired various companies with net operating losses that may be utilized in future years. At June 30, 2008, substantially all of the state net operating loss carry forwards had been fully utilized in tax filings. In addition, the Company has Canadian non-capital loss carryovers of approximately CAD $4.3 million with an expiration date on June 30, 2014.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has tax deductible goodwill in the amount of $28.1 million as of June 30, 2008. During fiscal 2008, 2007 and 2006, $42.1 million, $21.5 million and $63.0 million, respectively, of the Company’s income from continuing operations was generated in the United States.

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

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest income in income tax expense in our Condensed Consolidated Statement of Operations. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are now reported as a component of income tax expense. During fiscal 2008, as a result of the settlement of an IRS examination and the filing of a tax accounting method change related to the depreciation on leasehold improvements, the Company reversed $3.5 million of interest on uncertain tax positions. As of June 30, 2008 and July 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Financial Position was $0.1 million and $3.6 million, respectively.

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

As of June 30, 2008 and July 1, 2007, the total amount of unrecognized tax benefits was $3.1 million and $21.0 million, respectively. The decrease in the unrecognized tax benefit was the result of the filing of a tax accounting method change for the depreciation of leasehold improvements and an IRS audit settlement. As of June 30, 2008 and July 1, 2007, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized is $0.4 million and $1.1 million, respectively. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is less than $0.2 million.

The following table summarizes the activity related to our unrecognized tax benefits:

Balances at July 1, 2007	$20,988
Decrease due to settlement of tax positions	(17,912)
Other	—

Balance at June 30, 2008	$3,076

Excluding the benefit of the reversal of interest on uncertain tax positions, the Company’s effective rate from continuing operations would have been 35.9%.

Note 10—Impairment, Facility Closing, and Severance Charges

In the fourth quarter of fiscal 2008, we incurred impairment, facility closing and severance charges of $6.6 million. Of that amount, approximately $4.8 million is related to a loss on student loan receivables associated with the Marietta and Jonesboro, Georgia campuses. These schools were branches of the Atlanta, Georgia campus. Due to accreditation issues, the Atlanta campus was closed and placed in discontinued operations. In addition, the company recorded lease termination costs of $0.9 million related to student housing and a severance charge of $0.9 million.

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

The components of the charges and the related balance sheet accounts for fiscal year 2008 and 2007 were as follows (in thousands):

	Goodwill & Intangible Asset Impairment	Fixed Asset Write-offs	Receivables Write-off	Severance and Benefits	Facility Related	Total
Balance at June 30, 2006	$—	$—	$—	$838	$3,643	$4,481
Charges	4,807	—	—	2,922	1,983	9,712
Adjustments	—	—	—	166	(73)	93
Cash payments	—	—	—	(3,449)	(1,927)	(5,376)
Asset writedowns	(4,807)	—	—	—	—	(4,807)

Balance at June 30, 2007	—	—	—	477	3,626	4,103
Charges	—	—	4,800	893	910	6,603
Adjustments	—	—	—	(44)	(166)	(210)
Cash payments	—	—	—	(1,117)	(2,329)	(3,446)
Asset writedowns	—	—	(4,800)	—	—	(4,800)

Balance at June 30, 2008	$—	$—	$—	$209	$2,041	$2,250

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating Leases
(In thousands)
2009	$78,937
2010	73,047
2011	68,102
2012	58,091
2013	49,771
Thereafter	198,391

$526,339

Lease expense (facility and equipment) for the fiscal years ended June 30, 2008, 2007 and 2006 amounted to $66.3 million, $62.5 million and $62.9 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying consolidated statements of operations.

Legal Matters

In the ordinary conduct of its business, the Company and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students and employment-related matters. In some of the lawsuits and arbitrations pending against the Company, plaintiffs seek certification of the matter as a class action in order to represent all other “similarly-situated persons.” None of the matters currently pending against the Company in which plaintiffs seek class certification have yet been certified as a class action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed below will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Additionally, the Company affirmatively filed arbitration actions against Ms. Travis and approximately ninety of the Alvarez plaintiffs seeking damages for their respective breaches of their obligations to file in arbitration rather than in court, and seeking declaratory relief regarding their allegations. The arbitrator ruled against the Company in its affirmative claims against Ms. Travis, and the individual Alvarez arbitrations are pending. The Company has also prevailed on its motions in court to dismiss the court actions and compel arbitration in both the Alvarez and Travis matters. Ms. Travis has filed a motion to certify a class in her arbitration proceeding on behalf of all similarly situated persons, and the Company has opposed that motion. The Company believes the plaintiffs’ claims in all of these matters are without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of the Company’s common stock against the Company and certain of its former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases were consolidated into one action. A first consolidated amended complaint was filed in

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On April 24, 2006, the U.S. District Court granted the Company’s motion to dismiss the plaintiff’s third consolidated amended complaint with prejudice. The plaintiff appealed the dismissal to the Federal Ninth Circuit Court of Appeals. On July 25, 2008, the Ninth Circuit unanimously affirmed the District Court’s dismissal. The plaintiffs may seek a rehearing from the panel, an en banc review by the Ninth Circuit, or review by the United States Supreme Court through a petition for writ of certiorari. The Company believes this matter is without merit and will continue to vigorously defend itself and its former officers in this matter.

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

On August 2, 2006, the Company was served with two virtually identical derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., and, Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al. The complaints were filed in the Orange County California Superior Court against David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Beth Wilson, Dennis Beal, Jack Massimino, Linda Skladany, and Hank Adler. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty and unjust enrichment by the individual defendants related to the Company’s past option grant practices. Three other similar derivative actions were filed in Federal District Court for the Central District of California, one entitled Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., the second entitled M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and the third entitled Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The federal cases allege violation of the Securities and Exchange Act of 1934, violation of the California Corporations Code, unjust enrichment and return of unearned compensation, and breach of fiduciary duties, based on similar factual allegations to the Adolph and Gunkel cases. The Pfeiffer case is filed against the same defendants as the two state court cases. The Close and Edwards cases name the following individual defendants, all of whom are current and former directors and officers of the Company: Dave Moore, Jack Massimino, Ken Ord, William Murtagh, William Buchanan, Robert Owen, Stan Mortensen, Mark Pelesh, Mary Barry, Beth Wilson, Dennis Devereux, Paul St. Pierre, Alice Kane, Terry Hartshorn, Linda Skladany, Hank Adler, Loyal Wilson and Mike Berry. The federal derivative actions have since been consolidated in federal court; the state derivative actions have also been consolidated in state court. The parties are currently in settlement negotiations attempting to resolve these lawsuits.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The qui tam action alleges violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The federal government has the right to intervene in, or take over, a qui tam action. If the government declines to intervene, the relator may elect to pursue the litigation on behalf of the federal government and, if he is successful, receive a portion of the federal government’s recovery. The Company has also been informed that two other qui tam actions have been filed against the Company regarding alleged violations of the incentive compensation prohibitions in the HEA; both of these lawsuits remain under seal. The Company believes its compensation practices regarding admissions personnel have been in compliance with applicable law and intends to defend itself vigorously in this matter.

On October 17, 2007, the Office of the Inspector General of the United States Department of Education, assisted by other federal and local authorities, served a search warrant at the Company’s National School of Technology campus in Fort Lauderdale, Florida. The search warrant sought a broad range of documents and records. The Company provided documents in response to the search warrant and is cooperating with the government’s investigation.

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

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont and WyoTech Oakland campuses. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment / restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these two campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the past four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

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

As of June 30, 2008, the Company had established aggregate reserves of approximately $1.4 million for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the Company. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 12—Employee Benefit Plans

The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code (the Plan). Employees classified as “regular” status as defined and who are regularly scheduled to work at least 30 hours per week (20 hours per week for instructors) are eligible to participate in the Plan beginning the first of the month following one month of employment. Company contributions begin the first of the month following 12 months of employment and 1,000 hours worked. Contributions to the

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period from the date of employment. Company contributions to the plan were approximately $3.6 million, $3.0 million and $2.4 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED and certified as eligible by the ED. The ED will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the ED on an ongoing basis. As of June 30, 2008, management believes the Company’s institutions were in compliance with the applicable regulations in all material respects.

From time to time, certain of our institutions have also been the subject of program reviews by the ED. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, the Company’s campuses in Fremont, California, Reseda, California, Tampa, Florida (including its additional locations in Orange Park and Brandon, Florida) and Gardena, California, and its online operations in Tampa, Florida and Tempe, Arizona, were the subject of ED program reviews. We have not yet received preliminary written program review reports regarding ED’s findings, if any, in these campuses, and the Company is continuing to cooperate with these reviews. Program reviews may often be unresolved for several months or years with little or no communication from the ED. We do not believe that any of our currently pending program reviews with the ED is reasonably likely to have a material adverse effect on the Company.

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

In a letter received from ACCSCT dated December 7, 2007, the Company was informed of a show cause action regarding our Everest College in North Aurora, Illinois. In a letter from ABHES dated December 18, 2007, the Company was informed of a show cause action regarding our campus in Atlanta, Georgia, and its branches in Marietta and Jonesboro, Georgia. The Company has transitioned the Marietta and Jonesboro, Georgia, campuses from branches of our Atlanta, Georgia, campus to branches of other main campuses that currently do not have any regulatory or accreditation matters, and has taught out the campus in Atlanta, Georgia as of June 30, 2008. The show cause order regarding Atlanta and its branch campuses was subsequently vacated by ABHES. In a letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in Alhambra, CA. In a letter from ACCSCT dated August 14, 2008, the Company was informed that the show cause action regarding Everest College in Alhambra, CA had been vacated. In another letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in San Jose, CA. With respect to the schools identified above which have outstanding Show Cause orders, each of these locations represented less than 1.4% of our campuses’ fiscal 2008 operating profit (before corporate overhead allocation) individually, and less than 1.5% in aggregate.

Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 2008.

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

The ED calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the ED’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the ED in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 2008, all of the Company’s U.S. institutions and the Company on a consolidated basis satisfied each of the ED’s standards of financial responsibility.

For fiscal 2008, our calculations reflect that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. For purposes of performing such calculations on an individual school basis, the Company makes certain allocations of corporate cash to the individual campuses. Also, our Company, on a consolidated basis, meets the requirements with the composite score of 2.0.

As required for regulatory reporting with ED, for fiscal 2008, approximately 81.0% of our revenues (on a cash basis) were derived from federal Title IV programs. For fiscal 2008 the company had $707.0 million of Title IV cash receipts and $166.0 of Non-Title IV cash receipts.

As of June 30, 2008, nineteen of our colleges were placed on reporting to their respective accrediting agencies, primarily with respect to the completion, retention, and/or placement rates of their students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions, or common law causes of action.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There can be no assurance that other regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Selected Quarterly Financial Summary (Unaudited)

	Fiscal Quarters				Fiscal Year
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Fiscal 2008
Net revenues (2)	$244,467	$270,253	$279,918	$274,033	$1,068,671
Income from continuing operations (2)	4,319	9,527	14,255	4,764	32,865
(Loss) Income from discontinued operations (2)	(2,366)	(1,415)	(2,433)	(5,384)	(11,598)
Net income	1,953	8,112	11,822	(620)	21,267
Income per share (1):
Basic	$0.02	$0.10	$0.14	$(0.01)	$0.25
Diluted	$0.02	$0.10	$0.14	$(0.01)	$0.25
Fiscal 2007
Net revenues (2)	$218,514	$231,529	$237,552	$231,629	$919,224
Income from continuing operations (2)	2,640	3,446	12,832	(2,091)	16,827
(Loss) Income from discontinued operations (2)	(1,240)	(863)	(827)	(6,665)	(9,595)
Net income	1,400	2,583	12,005	(8,756)	7,232
Income per share (1):
Basic	$0.02	$0.03	$0.14	$(0.10)	$0.08
Diluted	$0.02	$0.03	$0.14	$(0.10)	$0.08
Fiscal 2006
Net revenues (2)	$222,421	$229,599	$234,600	$221,195	$907,815
Income from continuing operations (2)	7,880	11,236	14,771	8,598	42,485
(Loss) Income from discontinued operations (2)	(502)	(513)	(112)	124	(1,003)
Net income	7,378	10,723	14,659	8,722	41,482
Income per share (1):
Basic	$0.08	$0.12	$0.17	$0.10	$0.47
Diluted	$0.08	$0.12	$0.17	$0.10	$0.46

(1)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share may not agree with the annual earnings per share amount for the corresponding year.
(2)	Amounts prior to fourth quarter of 2008 reflected in the table above differ from previously filed quarterly reports. During the fourth quarter of 2008 we began to classify the results of operations related to specific campuses closed or held for sale as discontinued operations. See Note 2 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion of our discontinued operations.

Note 15—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2006	$19,464	$46,427	$(48,592)	$17,299
Year ended June 30, 2007	17,299	50,980	(45,558)	22,721
Year ended June 30, 2008	22,721	68,347	(51,759)	39,309
Student notes receivable:
Year ended June 30, 2006	$1,947	$(149)	$445	$2,243
Year ended June 30, 2007	2,243	1,627	(420)	3,450
Year ended June 30, 2008	3,450	4,410	1,200	9,060

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008. The effectiveness of internal control over financial reporting as of June 30, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Directors and Executive Officers

Certain information in response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2008. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

Corporate Governance

We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer, and any person performing similar functions). This Code of Business Conduct and Ethics is available on our website at http://www.cci.edu under the heading “Investor Relations.”

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K will be included in the Company’s 2008 Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2008, and is incorporated herein by reference.

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

3. Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Incorporation Reference
3.1+	Amended and Restated Certificate of Incorporation	(a)

3.2+	Amended and Restated Bylaws of the Company	(b)

10.52+	1998 Performance Award Plan of the Company	(c)

10.53+	Executive Deferral Plan of the Company	(d)

10.54+	Form of Director Stock Option Agreement under the 2003 Performance Award Plan of the Company	(e)

10.55+	Form of Incentive Stock Option Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(f)

10.56+	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(g)

10.57+	2004 New-Hire Award Plan of the Company	(h)

10.58+	Form of Option Agreement under the 2004 New-Hire Award Plan of the Company	(i)

10.59+	Form of Restricted Stock Unit Award Agreement under the 2004 New-Hire Award Plan of the Company	(j)

10.60+	Amendment 2005-1 to the 2004 New-Hire Award Plan of the Company	(k)

10.61+	Second Amended and Restated Credit Agreement, dated as of June 8, 2005, among the Company, Corinthian Canada Acquisition, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, Union Bank of California, N.A., as Syndication Agent, U.S. Bank National Association and JPMorgan Chase Bank, as Co-Documentation Agents, each Lender from time to time party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(l)

10.61.1+	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of August 10, 2007, among the Company, CDI Career Development Institutes Ltd., the Lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic L/C Issuer and Domestic Swing Line Lender, Bank of America, N.A., acting through its Canadian Branch, as Canadian Administrative Agent, Canadian L/C Issuer and Canadian Swing Line Lender, and certain other agents	(m)

10.62+	Form of Lock-Up Agreement between the Company and each of the officers of the Company with the title of Division President, Vice President, Senior Vice President, Executive Vice President, Chief Executive Officer or Chairman of the Board, each entered into as of June 30, 2005	(n)

10.63+	Description of Verbal Arrangements with Non-Employee Members of the Company’s Board of Directors	(o)

10.64+	Form of Stock Option Agreement Amendment between the Company and each of its Directors	(p)

Exhibit Number	Description of Exhibit	Incorporation Reference

10.65+	2003 Performance Award Plan of the Company, as amended and restated	(q)

10.66+	Form of Non-Qualified Stock Option Agreement issued to certain executive officers under the 2003 Performance Award Plan	(r)

10.67+	Form of Employment Agreement amended and restated as of August 21, 2007, by and between the Company and Jack D. Massimino	(s)

10.68+	Form of performance-related Nonqualified Stock Option Agreement to be entered into between the Company and Jack D. Massimino under the 2003 Performance Award Plan	(t)

10.69+	Form of Restricted Stock Unit Award Agreement under the 2003 Performance Award Plan of the Company	(u)

10.70+	Form of Director Stock Unit Award Notice under the 2003 Performance Award Plan of the Company	(v)

10.71+	Form of Employment Agreement amended and restated as of March 17, 2008, by and between the Company and each of Peter Waller, Kenneth Ord, Beth Wilson and Mark Pelesh	(w)

10.72+	Form of Campus Support Center Bonus Plan under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers	(x)

10.73+	Form of Executive Bonus Plan Schedule under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers	(y)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:
(a)	Incorporated by reference to Appendix B of the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on December 15, 2006.
(b)	Incorporated by reference to Exhibit 3.2 of the Report on Form 8-K as filed with the Securities and Exchange Commission on August 21, 2008.
(c)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.
(d)	Incorporated by reference to Exhibit 4 of the Company’s Form S-8 filed with the Securities and Exchange Commission on August 3, 2004.
(e)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.
(f)	Incorporated by Reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.

(g)	Incorporated by Reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.
(h)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(i)	Incorporated by Reference to Exhibit 10.2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(j)	Incorporated by Reference to Exhibit 10.2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(k)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.
(l)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2005.
(m)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.
(n)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.
(o)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008.
(p)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.
(q)	Incorporated by Reference as Appendix A to the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 14, 2005.
(r)	Incorporated by Reference to the like-numbered exhibit of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2006.
(s)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2007.
(t)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2007.
(u)	Incorporated by Reference to Exhibit 10.75 of the Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2007.
(v)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008.
(w)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008.
(x)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2008.
(y)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2008.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/s/ JACK D. MASSIMINO	By:	/s/ KENNETH S. ORD	By:	/s/ ROBERT C. OWEN
	Jack D. Massimino Chief Executive Officer, Chairman of the Board (Principal Executive Officer) August 26, 2008		Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer) August 26, 2008		Robert C. Owen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer) August 26, 2008

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

Signature	Title	Date

/s/ JACK D. MASSIMINO	Chief Executive Officer, Chairman of the Board	August 26, 2008
Jack D. Massimino	(Principal Executive Officer)

/s/ PAUL ST. PIERRE	Director	August 27, 2008
Paul St. Pierre

/s/ LINDA AREY SKLADANY	Director	August 27, 2008
Linda Arey Skladany

/s/ HANK ADLER	Director	August 27, 2008
Hank Adler

/s/ ROBERT LEE	Director	August 27, 2008
Robert Lee

/s/ TIM SULLIVAN	Director	August 27, 2008
Tim Sullivan

/s/ JOHN DIONISIO	Director	August 27, 2008
John Dionisio

/s/ PETER WALLER	President and Chief Operating Officer, Director	August 26, 2008
Peter Waller

Director
Alice T. Kane

Lead Independent Director
Terry O. Hartshorn

Director
Leon Panetta