Form 10-Q
period 2008-09-30
CORINTHIAN COLLEGES INC
filed 2008-11-07
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

At November 3, 2008, there were 85,592,495 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the First Quarter Ended September 30, 2008

EXPLANATORY NOTE

During the fourth quarter of fiscal 2008, the Company decided to divest the WyoTech Oakland, CA campus. The Company will continue to operate and invest in the campus until it is sold. The campus is available for immediate sale in its present condition, and we expect to complete the sale in fiscal 2009. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its campuses in Lynnwood, WA and Atlanta, GA, and one of its two campuses in Everett, WA. We expect to have no significant continuing involvement with the entities after they have been sold or closed.

During the fourth quarter of fiscal 2007, the Company decided to divest all of its Canadian campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston MA campus. The Company sold the non-Ontario Canadian campuses on February 29, 2008. The Company sold WyoTech Boston on May 1, 2008. We have no significant continuing involvement with these entities.

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,365	$32,004
Accounts receivable, net of allowance for doubtful accounts of $40,979 and $39,309 at September 30, 2008 and June 30, 2008, respectively	110,919	115,085
Student notes receivable, net of allowance for doubtful accounts of $2,384 and $2,143 at September 30, 2008 and June 30, 2008, respectively	5,336	4,478
Deferred income taxes	37,586	37,669
Prepaid expenses and other current assets	23,508	32,729
Assets held for sale	3,461	3,507

Total current assets	210,175	225,472
PROPERTY AND EQUIPMENT, net	224,370	226,514
OTHER ASSETS:
Goodwill, net	190,163	191,950
Other intangibles, net	39,717	40,118
Student notes receivable, net of allowance for doubtful accounts of $10,830 and $6,917 at September 30, 2008 and June 30, 2008, respectively	15,681	12,562
Deposits and other assets	4,117	4,203
Deferred income taxes	3,660	3,660

TOTAL ASSETS	$687,883	$704,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,521	$29,124
Accrued compensation and related liabilities	33,951	48,626
Accrued expenses	7,700	7,150
Prepaid tuition	52,461	45,176
Current portion of capital lease obligations	439	428
Current portion of long-term debt	—	—
Liabilities held for sale	2,712	3,141

Total current liabilities	131,784	133,645
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	14,569	14,689
LONG-TERM DEBT, net of current portion	39,254	62,491
DEFERRED INCOME TAXES	29,054	28,912
OTHER LONG-TERM LIABILITIES	41,868	42,720
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 87,837 shares issued and 85,580 shares outstanding at September 30, 2008 and 87,475 shares issued and 85,219 shares outstanding at June 30, 2008	9	9
Additional paid-in capital	183,326	178,542
Treasury stock	(31,368)	(31,368)
Retained earnings	279,923	274,437
Accumulated other comprehensive income (loss)	(536)	402

Total stockholders’ equity	431,354	422,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$687,883	$704,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
NET REVENUES	$289,581	$244,467

OPERATING EXPENSES:
Educational services	176,835	144,604
General and administrative	29,338	26,221
Marketing and admissions	73,340	67,104

Total operating expenses	279,513	237,929

INCOME FROM OPERATIONS	10,068	6,538
Interest (income)	(449)	(848)
Interest expense	757	571
Other (income) expense, net	203	(646)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	9,557	7,461
Provision for income taxes	3,851	3,142

INCOME FROM CONTINUING OPERATIONS	5,706	4,319
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit	(220)	(2,366)

NET INCOME	$5,486	$1,953

INCOME PER SHARE—BASIC:
Income from continuing operations	$0.07	$0.05
(Loss) from discontinued operations	(0.01)	(0.03)

Net income	$0.06	$0.02

INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.07	$0.05
(Loss) from discontinued operations	(0.01)	(0.03)

Net income	$0.06	$0.02

Weighted average number of common shares outstanding:
Basic	85,399	84,629

Diluted	86,779	85,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUING AND DISCONTINUED OPERATIONS

(In thousands)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,486	$1,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,833	10,851
Stock based compensation	2,601	2,382
Loss (gain) on disposal of assets	—	415
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	4,031	(12,611)
Student notes receivable, net	(3,977)	(3,323)
Prepaid expenses and other assets	9,258	6,423
Accounts payable	5,198	2,274
Accrued expenses and other liabilities	(14,588)	(11,149)
Prepaid tuition	7,562	3,087
Other long-term liabilities	(700)	(1,315)

Net cash provided by (used in) operating activities	27,704	(1,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,876)	(11,645)
Proceeds from sale of assets	126	238
Sales of marketable securities	—	51,675
Purchases of marketable securities	—	(37,875)

Net cash (used in) provided by investing activities	(10,750)	2,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—
Principal repayments on capital lease obligations and long-term debt	(22,184)	(81,984)
Proceeds from exercise of stock options and employee stock purchase plan	2,747	1,980

Net cash (used in) financing activities	(19,437)	(80,004)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(156)	(304)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,639)	(78,928)
CASH AND CASH EQUIVALENTS, beginning of period	32,004	99,789

CASH AND CASH EQUIVALENTS, end of period	$29,365	$20,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$(1,998)	$37

Interest paid, net of capitalized interest	$379	$795

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of September 30, 2008, the Company had more than 74,250 students and operated 89 schools in 24 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, criminal justice, business, vehicle repair and maintenance, construction trades and information technology. The Company also offers exclusively online degrees, primarily in business and criminal justice.

During the fourth quarter of fiscal 2008, the Company decided to divest the WyoTech Oakland, CA campus. The Company will continue to operate and invest in the campus until it is sold. The campus is available for immediate sale in its present condition, and we expect to complete the sale in fiscal 2009. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its campuses in Lynnwood, WA and Atlanta, GA, and one of its two campuses in Everett, WA. We expect to have no significant continuing involvement with the entities after they have been sold or closed.

During the fourth quarter of fiscal 2007, the Company decided to divest all of its Canadian campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston MA campus. The Company sold the non-Ontario Canadian campuses on February 29, 2008. The Company sold WyoTech Boston on May 1, 2008. We have no significant continuing involvement with these entities.

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2008 consolidated financial statements of the Company included in the Company’s 2008 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009.

The unaudited condensed consolidated financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007 and the audited condensed consolidated financial statements as of June 30, 2008 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial position and results of operations of the Company’s Canadian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Stockholders’ Equity designated as accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency are immediately included in earnings in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.”

Effective July 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical asset or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at September 30, 2008. In addition, the carrying value of all borrowings approximate fair value at September 30, 2008.

Note 2—Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share for the three months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,
	2008	2007
Basic common shares outstanding	85,399	84,629
Effects of dilutive securities:
Stock options and restricted stock units	1,380	1,239

Diluted common shares outstanding	86,779	85,868

During the three-month period ended September 30, 2008, the Company issued approximately 0.4 million shares of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.

Note 3—Discontinued Operations

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. We believe that the campus meets the criteria necessary for such an entity to qualify as assets held for sale under the specific provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood, WA, Everett, WA, and Atlanta, GA campuses. Accordingly, the results of operations of these campuses are reflected as discontinued operations in our Condensed Consolidated Statements of Operations for all periods presented.

Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. We expect to have no significant continuing involvement with the schools after they have been sold or closed.

During the fourth quarter of 2007, the Company decided to divest all of its Canadian campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). We have no significant continuing involvement with the schools that have been sold.

Effective February 29, 2008 the Company completed the sale of its 12 Canadian schools located outside the province of Ontario to a wholly-owned subsidiary of the Eminata Group, for a cash payment of CAD $3.0 million. This payment consisted of the purchase price of CAD $7.4 million less preliminary negative working capital and other adjustments equal to CAD $4.4 million. This cash payment is subject to a final working capital adjustment that is in the process of being quantified.

Effective May 1, 2008, the Company completed the sale of its WyoTech Boston campus. The transaction is subject to a final working capital adjustment that is in the process of being quantified.

The Company estimates that the employee retention and severance costs associated with these transactions was approximately $2.7 million, all of which was paid as of June 30, 2008.

These campuses were sold in fiscal year 2008. Accordingly, the results of operations of all these campuses are reflected as discontinued operations in our Condensed Consolidated Statements of Operations for all periods presented.

The table below summarizes the liability and activity for the three month period ended September 30, 2008, relating to the discontinued operations severance and facility closing charges (in thousands):

Severance and Facility Closing
Balance at June 30, 2008	$2,359
Charges	—
Adjustments	—
Cash payments	(266)

Balance at September 30, 2008 (Unaudited)	$2,093

Combined summary results of operations for the discontinued campuses reflected as discontinued operations in our condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007 (in thousands, unaudited), are as follows:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Total Discontinued Operations
Net revenue	$527	$11,432

Loss before income tax, including estimated loss on disposal	(367)	(3,581)
Income tax benefit	(147)	(1,215)

Total net loss from discontinued operations	$(220)	$(2,366)

Combined summary of assets and liabilities of the discontinued campuses at September 30, 2008 and June 30, 2008, are as follows:

	September 30, 2008	June 30, 2008
	(Unaudited)
	(in thousands)
Assets
Current Assets:
Accounts receivable, net of allowance for doubtful accounts of $3,958 and $5,109 at September 30, 2008 and June 30, 2008, respectively	$—	$—
Student notes receivable, net of allowance for doubtful accounts of $4 and $4 at September 30, 2008 and June 30, 2008, respectively	3	4
Deferred income taxes	2800	2,800
Prepaids & other current	120	125

Total Current Assets	2923	2,929
Property, and equipment, net	267	307
Goodwill		—
Other Intangibles, net		—
Deposits & other assets	271	271

Total Assets	$3461	$3,507

Liabilities
Current Liabilities:
Accounts payable	$—	$419
Accrued compensation and related liabilities	36	131
Accrued expenses	2,611	2,524
Prepaid tuition	65	67

Total Current Liabilities	$2,712	$3,141

Note 4—Comprehensive Income (from continuing and discontinued operations)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income for the three month period ended September 30, 2008 and 2007 (in thousands, unaudited):

	Three Months Ended September 30,
	2008	2007
Net income	$5,486	$1,953
Foreign currency translation adjustments	(944)	611
Post employment benefits	6	17

Comprehensive income	$4,548	$2,581

Note 5—Impairment, Facility Closing, and Severance Charges

The table below summarizes the liability and activity for the three month period ended September 30, 2008, relating to the impairment, facility closing and severance charges (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2008	$209	$2,041	$2,250
Charges	—	—	—
Adjustments	—	(96)	(96)
Cash payments	(203)	(551)	(754)

Balance at September 30, 2008 (Unaudited)	$6	$1,394	$1,400

Note 6—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$275,237	$229,536
Canadian operations	14,344	14,931

Consolidated	$289,581	$244,467

	September 30, 2008	June 30, 2008
	(unaudited)
Long-lived assets
U.S. operations	$417,424	$419,690
Canadian operations	60,284	59,317

Consolidated	$477,708	$479,007

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 7—Commitments and Contingencies

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

Additionally, the Company affirmatively filed arbitration actions against Ms. Travis and approximately ninety of the Alvarez plaintiffs seeking damages for their respective breaches of their obligations to file in arbitration rather than in court, and seeking declaratory relief regarding their allegations. The arbitrator ruled against the Company in its affirmative claims against Ms. Travis. The Company has prevailed on its motions in court to dismiss the court actions and compel arbitration in both the Alvarez and Travis matters. Ms. Travis has filed a motion to certify a class in her arbitration proceeding on behalf of all similarly situated persons, and the Company has opposed that motion. The Company and the plaintiffs in the Alvarez and Travis matters have agreed to consolidate those actions before a single arbitrator. The Company believes the plaintiffs’ claims in all of these matters are without merit and will vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations.

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of the Company’s common stock against the Company and certain of its former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases were consolidated into one action. A first consolidated amended complaint was filed in February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On April 24, 2006, the U.S. District Court granted the Company’s motion to dismiss the plaintiff’s third consolidated amended complaint with prejudice. The plaintiff appealed the dismissal to the Federal Ninth Circuit Court of Appeals. On July 25, 2008, the Ninth Circuit unanimously affirmed the District Court’s dismissal. The plaintiffs have sought a rehearing from the panel and an en banc review by the Ninth Circuit. The Company believes this matter is without merit and will continue to vigorously defend itself and its former officers in this matter.

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

As of September 30, 2008, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 8—New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a significant impact on its consolidated financial statements.

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

Note 9—Income Taxes

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

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest income in income tax expense in our Condensed Consolidated Statement of Operations. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are now reported as a component of income tax expense. During the first quarter of fiscal 2009, the Company recognized income tax-related interest of less than $0.1 million in accordance with FIN 48. As of September 30, 2008 and June 30, 2008, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Financial Position was $0.2 million and $0.1 million, respectively.

During fiscal 2008, the Company settled and closed the IRS examination related to fiscal years 2004, 2005 and 2006. Thus, fiscal 2007 is still open for examination. The result was a tax payment of less than $0.1 million for 2005 and a refund of taxes for 2006 of $0.3 million. We were also subject to examination in various state and foreign jurisdictions for the 2003-2006 tax years, none of which were individually material.

As of September 30, 2008 and June 30, 2008, the total amount of unrecognized tax benefits was $3.1 million and $3.1 million, respectively. As of September 30, 2008 and June 30, 2008, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $0.4 million and $0.4 million, respectively. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is less than $0.2 million.

The Company’s effective tax rate for the first three months of fiscal 2009 was 40.3% compared to 42.1% for the first three months of fiscal 2008. The reduction in the effective rate was due to a reduction in the liability for uncertain tax positions and the corresponding decline in interest expense following the completion of the IRS exam for fiscal years 2004 through 2006 and the filing of an application for a change in accounting method with the IRS during fiscal 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of many factors, including: risks associated with variability in the expense and effectiveness of the Company’s advertising and promotional efforts; unfavorable changes in the cost or availability of alternative loans for our students; the uncertain future impact of the new student information system; increased competition; the Company’s effectiveness in its regulatory compliance efforts; the outcome of the OIG/ED investigation; the outcome of pending litigation against the Company; the outcome of ongoing reviews and inquiries by accrediting, state and federal agencies; general labor market conditions; general credit market conditions and lenders willingness or potential unwillingness to make loans to our students, and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risk Factors” in the Company’s Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our allowance of 3% of our outstanding receivables from 27.0% to 30.0% or $41.0 million to $45.6 million would result in a decrease in pre-tax income of $4.6 million for the quarter ended September 30, 2008.

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

However, if one or more of our institution’s former students’ default rate on guaranteed loans (Cohort Default Rate) equals or exceeds 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. Our institutions’ Cohort Default Rates act as a gatekeeper to their eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federally guaranteed loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels. Rather, if the Cohort Default Rates at a particular institution exceed 25% for three consecutive years under current calculations, the institution’s students may lose eligibility to receive federal student financial aid. Under the recently enacted legislation to reauthorize the HEA, a separate calculation will be performed that will add an additional federal fiscal year of borrowers’ repayment performance. This percentage will increase to 30% after three years of Cohort Default Rates calculated with the additional federal fiscal year are available, and then become applicable to the imposition of sanctions.

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

Discontinued Operations. During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. We believe that the campus meets the criteria necessary for such an entity to qualify as assets held for sale under the specific provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood, WA, Everett, WA, and Atlanta, GA campuses. Concurrent with the closure of the Atlanta campus, the related institution was also closed. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of income for all periods presented.

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

Results of Operations

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended September 30,
	2008	2007
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%
Operating expenses:
Educational services	61.1	59.2
General and administrative	10.1	10.7
Marketing and admissions	25.3	27.4

Total operating expenses	96.5	97.3
Income from operations	3.5	2.7
Interest (income)	(0.2)	(0.3)
Interest expense	0.3	0.2
Other (income) expense	0.1	(0.3)

Income from continuing operations before provision for income taxes	3.3	3.1
Provision for income taxes	1.3	1.3

Income from continuing operations	2.0	1.8
Loss from discontinued operations, net of tax	(0.1)	(1.0)

Net income	1.9%	0.8%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Revenues. Net revenues increased $45.1 million, or 18.4%, from $244.5 million in the first quarter of fiscal 2008 to $289.6 million in the first quarter of fiscal 2009. The increase was due to an approximate 11.4% increase in average student population and a 6.3% increase in the average revenue rate per student during the period. At September 30, 2008, student population related to continuing operations was 74,265, compared with 66,719 at September 30, 2007. Total student starts related to continuing operations increased 7.3% to 30,075 for the first quarter of fiscal 2009 when compared to the first quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $32.2 million, or 22.3%, from $144.6 million in the first quarter of fiscal 2008 to $176.8 million in the first quarter of fiscal 2009. As a percentage of net revenues, educational services expenses increased from 59.2% of revenues in the first quarter of fiscal 2008 to 61.1% of revenues in the first quarter of fiscal 2009. The increase was primarily the result of bad debt expense which amounted to $25.7 million or 8.9% of net revenues for the first quarter of fiscal 2009 compared to $15.5 million or 6.3% of net revenues for the first quarter of fiscal 2008. The increase in bad debt expense was primarily due to additional exposure the Company incurred to student receivables as a result of the contraction of liquidity in the credit markets for subprime borrowers.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $3.1 million, or 11.8%, from $26.2 million in the first quarter of fiscal 2008 to $29.3 million in the first quarter of fiscal 2009. As a percentage of net revenues, general and administrative expenses decreased from 10.7% of revenues in the first quarter of fiscal 2008 to 10.1% of revenues in the first quarter of fiscal 2009.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $6.2 million, or 9.2%, from $67.1 million in the first quarter of fiscal 2008 to $73.3 million in the first quarter of fiscal 2009. As a percentage of net revenues, marketing and admissions expenses decreased from 27.4% of revenues in the first quarter of fiscal 2008 to 25.3% of revenues for the first quarter of fiscal 2009. The decrease is primarily attributable to a decrease in advertising, partially offset by an increase in costs related to admissions personnel.

Provision for Income Taxes. The effective rate in the first quarter of fiscal 2009 was 40.3% as compared to 42.1% in the first quarter of fiscal 2008. The reduction in the effective rate was due to a reduction in the liability for uncertain tax positions and the corresponding decline in interest expense following the completion of the IRS exam for fiscal years 2004 through 2006 and the filing of an application for a change in accounting method with the IRS during the third quarter of fiscal 2008.

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

Liquidity and Capital Resources

On August 10, 2007, we executed Amendment No. 1 to our Second Amended and Restated Credit Facility dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The Second Amended and Restated Credit Agreement expires on July 1, 2010. The Second Amended and Restated Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a ED financial responsibility composite score ratio. As of September 30, 2008, we were in compliance with all of the covenants. As of September 30, 2008, the credit facility had borrowings outstanding of $39.3 million and approximately $10.6 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $78.4 million as of September 30, 2008 and $91.8 million as of June 30, 2008 and the current ratio was 1.6:1 and 1.7:1, respectively. The decrease in working capital compared to June 30, 2008 is primarily due to repayment of cash borrowed for purposes of calculating our ED financial responsibility composite score.

Cash flows provided by operating activities amounted to $27.7 million in the first three months of fiscal 2009 compared to $1.0 million used in operating activities in the same period of fiscal 2008. The increase in cash provided by operating activities for the first three months of fiscal 2009 compared to the first three months of fiscal 2008 was primarily due to the timing of cash receipts and payments related to working capital, primarily accounts receivable and an increase in net income. Included in cash flows from operating activities is ($0.6) million and $0.4 million of net cash (used in) provided by operating activities related to discontinued operations for the first three months of 2009 and 2008, respectively.

Cash flows used in investing activities amounted to $10.8 million in the first three months of fiscal 2009 compared to cash flows provided by investing activities of $2.4 million in the first three months of fiscal 2008. The increase in cash used in investing activities in the first three months of fiscal 2009 compared to the same period last year was due primarily to lower net proceeds from the sale of marketable securities. Capital expenditures of $10.9 million during the first three months of fiscal 2009, compared to capital expenditures of $11.6 million in the first three months of fiscal 2008, were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $50 million for fiscal 2009.

Cash flows used in financing activities in the first three months of fiscal 2009 amounted to approximately $19.4 million compared to $80.0 million for the first three months of fiscal 2008. The decrease in cash used in financing activities in the first three months of fiscal 2009 compared to the same period last year was due primarily to a repayment of long-term debt in fiscal 2008. We funded our cash needs through cash flows from operations.

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

Effective in the third quarter of fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we have created a lending program with a different origination and servicing provider who specializes in subprime credit that has characteristics similar to our previous “discount loan” programs. Under this new program, which we refer to as our ACCESS program, we pay a discount to the origination and servicing provider. As with our previous discount loan program, we record the discount as a reduction to revenue as collectability of these amounts is not reasonably assured. However, unlike our previous discount loan programs, under our ACCESS program, we have both the right and an obligation to acquire the related loan except in certain circumstances where the origination and servicing provider does not comply with the terms of our agreement. Since we initiated the program in the fourth quarter of fiscal 2008, we have acquired all of the loans that have been originated. We anticipate that we will acquire and fund approximately $95 million in ACCESS loans in fiscal 2009. We have funded approximately 25% of our annual Access loan volume funding in the first quarter of fiscal 2009.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2009.

Update Regarding Regulatory and Accreditation Matters

In a letter received from ACCSCT dated December 7, 2007, the Company was informed of a show cause action regarding our Everest College in North Aurora, Illinois. In another letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in San Jose, CA. In a letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in Alhambra, CA. In a letter dated August 14, 2008, ACCSCT vacated the show cause directive regarding Alhambra, CA and renewed the institution’s grant of accreditation.

During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, our campuses in Fremont, CA, Reseda, CA, Tampa, FL (including its additional locations in Orange Park and Brandon, FL), and Gardena, CA, and its online operations in Tampa, FL and Tempe, AZ, were the subject of ED program reviews. We have received the preliminary written program review report regarding ED’s findings at the Tampa campuses and online operations and are in the process of are preparing a response to that preliminary report. We are also continuing to cooperate with the other reviews. Program reviews may often be unresolved for several months or years with little or no communication from the ED. We do not believe that any of our currently pending program reviews with the ED is reasonably likely to have a material adverse effect on the Company. However, if the ED were to make significant findings of non-compliance by any of our schools in any ongoing or future program review, it could have a material adverse effect on our business, results of operations or financial condition.

ED’s Office of the Inspector General (the “OIG”) is also conducing and audit of our Everest Institute in Brighton, MA, to determine whether agreements between the institution and lenders for the period of July 1, 2007 through September 30, 2008 were in compliance with the HEA. We are cooperating with the OIG’s audit.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of September 30, 2008, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $39.3 million and capital lease obligations of $15.0 million, and (ii) student notes receivable, net, in the aggregate amount of $21.0 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of September 30, 2008 was CAD $40.8 million which includes borrowings outstanding under the credit facility of CAD $31.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

See Note 7 to the attached condensed consolidated financial statements regarding Commitments and Contingencies.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CORINTHIAN COLLEGES, INC.

November 6, 2008	/s/ JACK D. MASSIMINO
Jack D. Massimino
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2008	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 6, 2008	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)