Form 10-Q
period 2008-12-31
CORINTHIAN COLLEGES INC
filed 2009-02-06
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

At February 2, 2009, there were 86,219,130 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Second Quarter Ended December 31, 2008

EXPLANATORY NOTE

During the fourth quarter of fiscal 2008, the Company decided to divest the WyoTech Oakland, CA campus. The Company will continue to operate and invest in the campus until it is sold. The campus is available for immediate sale in its present condition, and we expect to complete the sale in fiscal 2009. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its campuses in Lynnwood, WA and Atlanta, GA, and one of its two campuses in Everett, WA. The Company expects to have no significant continuing involvement with the entities after they have been sold or closed.

During the fourth quarter of fiscal 2007, the Company decided to divest all of its Canadian campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston MA campus. The Company sold the non-Ontario Canadian campuses on February 29, 2008. The Company sold WyoTech Boston on May 1, 2008. The Company has no significant continuing involvement with these entities.

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2008	June 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,970	$32,004
Accounts receivable, net of allowance for doubtful accounts of $34,663 and $39,309 at December 31, 2008 and June 30, 2008, respectively	94,700	115,085
Student notes receivable, net of allowance for doubtful accounts of $8,533 and $2,143 at December 31, 2008 and June 30, 2008, respectively	8,467	4,478
Deferred income taxes	37,501	37,669
Prepaid expenses and other current assets	26,247	32,729
Assets held for sale	3,277	3,507

Total current assets	228,162	225,472
PROPERTY AND EQUIPMENT, net	221,335	226,514
OTHER ASSETS:
Goodwill, net	184,236	191,950
Other intangibles, net	39,255	40,118
Student notes receivable, net of allowance for doubtful accounts of $21,767 and $6,917 at December 31, 2008 and June 30, 2008, respectively	19,128	12,562
Deposits and other assets	3,984	4,203
Deferred income taxes	3,046	3,660

TOTAL ASSETS	$699,146	$704,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,592	$29,124
Accrued compensation and related liabilities	35,293	48,626
Accrued expenses	11,734	7,150
Prepaid tuition	60,825	45,176
Current portion of capital lease obligations	450	428
Liabilities held for sale	1,759	3,141

Total current liabilities	144,653	133,645
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	14,445	14,689
LONG-TERM DEBT, net of current portion	22,876	62,491
DEFERRED INCOME TAXES	29,113	28,912
OTHER LONG-TERM LIABILITIES	41,235	42,720
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 87,998 shares issued and 85,741 shares outstanding at December 31, 2008 and 87,475 shares issued and 85,219 shares outstanding at June 30, 2008	9	9
Additional paid-in capital	187,398	178,542
Treasury stock	(31,368)	(31,368)
Retained earnings	295,003	274,437
Accumulated other comprehensive income (loss)	(4,218)	402

Total stockholders’ equity	446,824	422,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,146	$704,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$318,288	$270,253	$607,869	$514,720
OPERATING EXPENSES:
Educational services	184,802	153,770	361,639	298,374
General and administrative	32,287	28,758	61,625	54,979
Marketing and admissions	73,555	72,600	146,894	139,704

Total operating expenses	290,644	255,128	570,158	493,057

INCOME FROM OPERATIONS	27,644	15,125	37,711	21,663
Interest (income)	(483)	(999)	(932)	(1,847)
Interest expense	797	554	1,541	1,125
Other (income) expense, net	1,343	(342)	1,558	(988)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	25,987	15,912	35,544	23,373
Provision for income taxes	10,533	6,385	14,384	9,527

INCOME FROM CONTINUING OPERATIONS	15,454	9,527	21,160	13,846
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(374)	(1,415)	(594)	(3,781)

NET INCOME	$15,080	$8,112	$20,566	$10,065

INCOME PER SHARE—BASIC:
Income from continuing operations	$0.18	$0.11	$0.24	$0.16
Loss from discontinued operations	—	(0.01)	—	(0.04)

Net income	$0.18	$0.10	$0.24	$0.12

INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.18	$0.11	$0.24	$0.16
Loss from discontinued operations	(0.01)	(0.01)	—	(0.04)

Net income	$0.17	$0.10	$0.24	$0.12

Weighted average number of common shares outstanding:
Basic	85,627	84,898	85,513	84,764

Diluted	86,905	86,350	86,835	86,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUING AND DISCONTINUED OPERATIONS

(In thousands)

	Six Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,566	$10,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,584	21,905
Stock based compensation	5,508	5,088
Loss (gain) on disposal of assets	603	411
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	19,656	1,126
Student notes receivable, net	(10,558)	(11,034)
Prepaid expenses and other assets	6,533	9,854
Accounts payable	5,319	10,412
Accrued expenses and other liabilities	(9,813)	(6,571)
Prepaid tuition	16,788	16,592
Other long-term liabilities	(831)	1,471

Net cash provided by operating activities	79,355	59,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,109)	(24,614)
Proceeds from sale of assets	225	319
Sales of marketable securities	—	94,450
Purchases of marketable securities	—	(79,450)

Net cash (used in) investing activities	(21,884)	(9,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations and long-term debt	(35,221)	(84,065)
Proceeds from exercise of stock options and employee stock purchase plan	3,980	6,436

Net cash (used in) financing activities	(31,241)	(77,629)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(264)	102

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,966	(27,503)
CASH AND CASH EQUIVALENTS, beginning of period	32,004	99,789

CASH AND CASH EQUIVALENTS, end of period	$57,970	$72,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$5,089	$1,181

Interest paid, net of capitalized interest	$2,098	$1,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of December 31, 2008, the Company had more than 76,150 students and operated 89 schools in 24 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, criminal justice, business, vehicle repair and maintenance, construction trades and information technology. The Company also offers exclusively online degrees, primarily in business and criminal justice.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2008 consolidated financial statements of the Company included in the Company’s 2008 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009.

The unaudited condensed consolidated financial statements as of December 31, 2008 and for the three and six months ended December 31, 2008 and 2007 and the audited condensed consolidated financial statements as of June 30, 2008 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at December 31, 2008. In addition, the carrying value of all borrowings approximate fair value at December 31, 2008.

Note 2—Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share for the three and six months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Basic common shares outstanding	85,627	84,898	85,513	84,764
Effects of dilutive securities:
Stock options and restricted stock units	1,278	1,452	1,322	1,308

Diluted common shares outstanding	86,905	86,350	86,835	86,072

During the three and six months period ended December 31, 2008, the Company issued approximately 0.2 million and 0.5 million shares of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.

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

Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. The Company expects to have no significant continuing involvement with the schools after they have been sold or closed.

During the fourth quarter of 2007, the Company decided to divest all of its Canadian campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The Company has no significant continuing involvement with the schools that have been sold.

Effective February 29, 2008 the Company completed the sale of its 12 Canadian schools located outside the province of Ontario to a wholly-owned subsidiary of the Eminata Group, for a cash payment of CAD $3.0 million. This payment consisted of the purchase price of CAD $7.4 million less preliminary negative working capital and other adjustments equal to CAD $4.4 million. This cash payment was subject to a final working capital adjustment that was finalized during the second quarter of fiscal 2009. The final working capital adjustment resulted in a payment to the buyer of $0.1 million.

Effective May 1, 2008, the Company completed the sale of its WyoTech Boston campus. The transaction was subject to a final working capital adjustment that was finalized during the second quarter of fiscal 2009. The final working capital adjustment resulted in a payment to the buyer of $0.1 million.

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

The table below summarizes the liability and activity for the six month period ended December 31, 2008, relating to the discontinued operations severance and facility closing charges (in thousands):

Severance and Facility Closing
Balance at June 30, 2008	$2,359
Cash payments	(629)

Balance at December 31, 2008 (Unaudited)	$1,730

Combined summary results of operations for the discontinued campuses reflected as discontinued operations in our condensed consolidated statements of operations for the three and six months ended December 31, 2008 and 2007 (in thousands, unaudited), are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Total Discontinued Operations
Net revenue	$308	$12,049	$835	$23,480

Loss before income tax, including estimated loss on disposal	(629)	(2,010)	(996)	(5,591)
Income tax benefit	(255)	(595)	(402)	(1,810)

Total net loss from discontinued operations	$(374)	$(1,415)	$(594)	$(3,781)

Combined summary of assets and liabilities of the discontinued campuses at December 31, 2008 and June 30, 2008, are as follows:

	December 31, 2008	June 30, 2008
	(Unaudited)
	(in thousands)
Assets
Current Assets:
Accounts receivable, net of allowance for doubtful accounts of $3,171 and $5,109 at December 31, 2008 and June 30, 2008, respectively	$143	$—
Student notes receivable, net of allowance for doubtful accounts of $1 and $4 at December 31, 2008 and June 30, 2008, respectively	6	4
Deferred income taxes	2,800	2,800
Prepaids & other current assets	58	125

Total Current Assets	3,007	2,929
Property, and equipment, net	—	307
Goodwill	—	—
Other Intangibles, net	—	—
Deposits & other assets	270	271

Total Assets	$3,277	$3,507

Liabilities
Current Liabilities:
Accounts payable	$—	$419
Accrued compensation and related liabilities	19	131
Accrued expenses	1,740	2,524
Prepaid tuition	—	67

Total Current Liabilities	$1,759	$3,141

Note 4—Comprehensive Income (from continuing and discontinued operations)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income for the three and six month period ended December 31, 2008 and 2007 (in thousands, unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$15,080	$8,112	$20,566	$10,065
Foreign currency translation adjustments	(3,696)	20	(4,640)	631
Post employment benefits	14	18	20	35

Comprehensive income	$11,398	$8,150	$15,946	$10,731

Note 5—Impairment, Facility Closing, and Severance Charges

The table below summarizes the liability and activity for the six month period ended December 31, 2008, relating to the impairment, facility closing and severance charges (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2008	$209	$2,041	$2,250
Charges	—	—	—
Adjustments	—	(96)	(96)
Cash payments	(209)	(672)	(881)

Balance at December 31, 2008 (Unaudited)	$—	$1,273	$1,273

Note 6—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$304,434	$253,301	$579,671	$482,836
Canadian operations	13,854	16,952	28,198	31,884

Consolidated	$318,288	$270,253	$607,869	$514,720

	December 31, 2008	June 30, 2008
	(unaudited)
Long-lived assets
U.S. operations	$419,238	$419,690
Canadian operations	51,746	59,317

Consolidated	$470,984	$479,007

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 7—Commitments and Contingencies

Legal Matters

In the ordinary conduct of its business, Corinthian Colleges, Inc. (“the Company”) and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students and employment-related matters. In some of the lawsuits and arbitrations pending against the Company, plaintiffs seek certification of the matter as a class action in order to represent all other “similarly-situated persons.” None of the matters currently pending against the Company in which plaintiffs seek class certification have yet been certified as a class action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters disclosed below will not have a material adverse effect on the Company’s financial condition or results of operations.

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

From July 8, 2004 through August 31, 2004, various putative class action lawsuits were filed in the United States District Court for the Central District of California by certain alleged purchasers of the Company’s common stock against the Company and certain of its former executive officers, David Moore, Dennis Beal, Paul St. Pierre and Anthony Digiovanni. On November 5, 2004, a lead plaintiff was chosen and these cases were consolidated into one action. A first consolidated amended complaint was filed in February 2005. The consolidated case is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock during a specified class period from August 27, 2003 through July 30, 2004. The consolidated complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Moore, Beal, St. Pierre and Digiovanni are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, and costs, as well as other relief. On April 24, 2006, the U.S. District Court granted the Company’s motion to dismiss the plaintiff’s third consolidated amended complaint with prejudice. The plaintiff appealed the dismissal to the Federal Ninth Circuit Court of Appeals. On July 25, 2008, the Ninth Circuit unanimously affirmed the District Court’s dismissal. The plaintiffs petitioned the U.S. Court of Appeals for the Ninth Circuit for a rehearing or a rehearing en banc. On January 12, 2009, that petition was denied. The plaintiffs have informed the Company that they will not seek a review by the U.S. Supreme Court, so the Ninth Circuit denial resolves the matter.

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

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The qui tam action alleges violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The federal government has the right to intervene in, or take over, a qui tam action. If the government declines to intervene, the relator may elect to pursue the litigation on behalf of the federal government and, if he is successful, receive a portion of the federal government’s recovery. The Company has also been informed that two other qui tam actions have been filed against the Company regarding alleged violations of the incentive compensation prohibitions in the HEA. While at least one of these lawsuits remains under seal, the Company obtained the complaint in the case captioned United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the Middle District of Florida. Like the Fuhr complaint, the Backhus action alleges violations of the False Claims Act, 31 U.S.C. § 3729(a), by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the HEA regarding the manner in which admissions personnel are compensated. The Company believes its compensation practices regarding admissions personnel have been in compliance with applicable law and intends to defend itself vigorously in these matters.

On October 17, 2007, the Office of the Inspector General of the United States Department of Education, assisted by other federal and local authorities, served a search warrant at the Company’s National School of Technology campus in Fort Lauderdale, Florida. The search warrant sought a broad range of documents and records. The Company provided documents in response to the search warrant and cooperated with the government’s investigation. On January 21, 2009 the Company was informed by the Department of Education’s Office of Inspector General and the U.S. Attorney’s Office for the Southern District of Florida that they are nearly complete with their investigation, and, on the basis of evidence they have reviewed, do not anticipate bringing charges against the Company or any of its subsidiaries.

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

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont and WyoTech Oakland campuses. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these two campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the past four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

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

As of December 31, 2008, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 8—New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective November 15, 2008. The Company has adopted SFAS 162 and it did not have a significant impact on its consolidated financial statements.

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

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest income in income tax expense in our Condensed Consolidated Statement of Operations. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are now reported as a component of income tax expense. During the first half of fiscal 2009, the Company recognized income tax-related interest of less than $0.1 million in accordance with FIN 48. As of December 31, 2008 and June 30, 2008, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Financial Position was $0.1 million and $0.1 million, respectively.

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

As of December 31, 2008 and June 30, 2008, the total amount of unrecognized tax benefits was $3.1 million and $3.1 million, respectively. As of December 31, 2008 and June 30, 2008, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $0.4 million and $0.4 million, respectively. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is less than $0.2 million.

The Company’s effective tax rate for the first six months of fiscal 2009 was 40.5% compared to 40.8% for the first six months of fiscal 2008. The reduction in the effective rate was due to a reduction in the liability for uncertain tax positions and the corresponding decline in interest expense following the completion of the IRS exam for fiscal years 2004 through 2006 and the filing of an application for a change in accounting method with the IRS during fiscal 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of many factors, including the following: risks associated with variability in the expense and effectiveness of the Company’s advertising and promotional efforts; unfavorable changes in the cost or availability of alternative loans for our students; the uncertain future impact of the new student information system; increased competition; the Company’s effectiveness in its regulatory compliance efforts; the outcome of pending litigation against the Company; the outcome of ongoing reviews and inquiries by accrediting, state and federal agencies; general labor market conditions; general credit market conditions and lenders willingness or potential unwillingness to make loans to our students, and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risk Factors” in the Company’s Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our allowance of 3% of our outstanding receivables from 26.7% to 29.7% or $34.7 million to $38.6 million would result in a decrease in pre-tax income of $3.9 million as of December 31, 2008.

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

The Company does not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria outlined in SFAS No. 142, “Accounting for Business Combinations, Goodwill and Other Intangible Assets.” Curricula are amortized over their useful lives ranging generally from three to fifteen years and the amortization is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Stock-based Compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. Accordingly, we adopted SFAS No. 123(R) during the first quarter of fiscal 2006 in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year.

Results of Operations

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	58.1	56.9	59.5	58.0
General and administrative	10.1	10.6	10.1	10.7
Marketing and admissions	23.1	26.9	24.2	27.1

Total operating expenses	91.3	94.4	93.8	95.8
Income from operations	8.7	5.6	6.2	4.2
Interest (income)	(0.1)	(0.4)	(0.1)	(0.3)
Interest expense	0.5	0.2	0.4	0.2
Other (income) expense	0.1	(0.1)	0.1	(0.2)

Income from continuing operations before provision for income taxes	8.2	5.9	5.8	4.5
Provision for income taxes	3.3	2.4	2.3	1.8

Income from continuing operations	4.9	3.5	3.5	2.7
Loss from discontinued operations, net of tax	(0.2)	(0.5)	(0.1)	(0.7)

Net income	4.7%	3.0%	3.4%	2.0%

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Net Revenues. Net revenues increased $48.0 million, or 17.8%, from $270.3 million in the second quarter of fiscal 2008 to $318.3 million in the second quarter of fiscal 2009. The increase was due to an approximate 11.9% increase in average student population and a 5.2% increase in average revenue per student during the period. At December 31, 2008, student population related to continuing operations was 76,165, compared with 67,270 at December 31, 2007, an increase of 13.2%. Total student starts related to continuing operations increased 16.2% to 26,334 for the second quarter of fiscal 2009 when compared to the second quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $31.0 million, or 20.2%, from $153.8 million in the second quarter of fiscal 2008 to $184.8 million in the second quarter of fiscal 2009. As a percentage of net revenues, educational services expenses increased from 56.9% of revenues in the second quarter of fiscal 2008 to 58.1% of revenues in the second quarter of fiscal 2009. The increase was primarily due to bad debt expense. Bad debt expense increased to $27.8 million or 8.7% of net revenues for the second quarter of fiscal 2009 compared to $16.1 million or 5.9% of net revenues for the second quarter of fiscal 2008. The increase in bad debt expense was primarily due to additional exposure the Company incurred to student receivables as a result of the contraction of liquidity in the credit markets for subprime borrowers.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $3.5 million, or 12.2%, from $28.8 million in the second quarter of fiscal 2008 to $32.3 million in the second quarter of fiscal 2009. As a percentage of net revenues, general and administrative expenses decreased from 10.6% of revenues in the second quarter of fiscal 2008 to 10.1% of revenues in the second quarter of fiscal 2009.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $1.0 million, or 1.4%, from $72.6 million in the second quarter of fiscal 2008 to $73.6 million in the second quarter of fiscal 2009. As a percentage of net revenues, marketing and admissions expenses decreased from 26.9% of revenues in the second quarter of fiscal 2008 to 23.1% of revenues for the second quarter of fiscal 2009. The decrease is primarily attributable to a decrease in advertising, partially offset by an increase in costs related to admissions personnel.

Provision for Income Taxes. The effective rate in the second quarter of fiscal 2009 was 40.5% as compared to 40.1% in the second quarter of fiscal 2008.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Net Revenues. Net revenues increased $93.2 million, or 18.1%, from $514.7 million in the first six months of fiscal 2008 to $607.9 million in the first six months of fiscal 2009. The increase was due to an approximate 11.7% increase in average student population and a 5.7% increase in average revenue per student during the period. At December 31, 2008, student population related to continuing operations was 76,165, compared with 67,270 at December 31, 2007, an increase of 13.2%. Total student starts related to continuing operations increased 11.3% to 56,409 for the first six months of fiscal 2009 when compared to the first six months of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $63.3 million, or 21.2%, from $298.4 million in the first six months of fiscal 2008 to $361.6 million in the first six months of fiscal 2009. As a percentage of net revenues, educational services expenses increased from 58.0% of revenues in the first six months of fiscal 2008 to 59.5% of revenues in the first six months of fiscal 2009. The increase was primarily due to an increase in bad debt expense. Bad debt expense increased to $53.5 million or 8.8% of net revenues for the first six months of fiscal 2009 compared to $31.6 million or 6.1% of net revenues for the first six months of fiscal 2008. The increase in bad debt expense was primarily due to additional exposure the Company incurred to student receivables as a result of the contraction of liquidity in the credit markets for subprime borrowers.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $6.6 million, or 12.0%, from $55.0 million in the first six months of fiscal 2008 to $61.6 million in the first six months of fiscal 2009. As a percentage of net revenues, general and administrative expenses decreased from 10.7% of revenues in the first six months of fiscal 2008 to 10.1% of revenues in the first six months of fiscal 2009.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $7.2 million, or 5.2%, from $139.7 million in the first six months of fiscal 2008 to $146.9 million in the first six months of fiscal 2009. As a percentage of net revenues, marketing and admissions expenses decreased from 27.1% of revenues in the first six months of fiscal 2008 to 24.2% of revenues for the first six months of fiscal 2009. The decrease is primarily attributable to a decrease in the cost of advertising, partially offset by an increase in costs related to admissions personnel.

Provision for Income Taxes. The effective rate in the first six months of fiscal 2009 was 40.5% as compared to 40.8% in the first six months of fiscal 2008.

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

Liquidity and Capital Resources

On August 10, 2007, we executed Amendment No. 1 to our Second Amended and Restated Credit Facility dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The Second Amended and Restated Credit Agreement expires on July 1, 2010. The Second Amended and Restated Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a ED financial responsibility composite score ratio. As of December 31, 2008, we were in compliance with all of the covenants. As of December 31, 2008, the credit facility had borrowings outstanding of $22.9 million and approximately $9.9 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $83.5 million as of December 31, 2008 and $91.8 million as of June 30, 2008 and the current ratio was 1.6:1 and 1.7:1, respectively. The decrease in working capital compared to June 30, 2008 is primarily due to repayment of cash borrowed for purposes of calculating our ED financial responsibility composite score.

Cash flows provided by operating activities amounted to $79.4 million in the first six months of fiscal 2009 compared to $59.3 million provided by operating activities in the same period of fiscal 2008. The increase in cash provided by operating activities for the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was primarily due to the timing of cash receipts and payments related to working capital, primarily accounts receivable and an increase in net income. Included in cash flows from operating activities is ($1.7) million and $2.0 million of net cash (used in) provided by operating activities related to discontinued operations for the first six months of 2009 and 2008, respectively.

Cash flows used in investing activities amounted to $21.9 million in the first six months of fiscal 2009 compared to cash flows used in investing activities of $9.3 million in the first six months of fiscal 2008. The increase in cash used in investing activities in the first six months of fiscal 2009 compared to the same period last year was due primarily to lower net proceeds from the sale of marketable securities. The net proceeds from the sale of marketable securities for the six months ended December 31, 2008 and December 31, 2007 was $0 and $15.0 million, respectively. Capital expenditures of $22.1 million during the first six months of fiscal 2009, compared to capital expenditures of $24.6 million in the first six months of fiscal 2008, were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $50 million for fiscal 2009.

Cash flows used in financing activities in the first six months of fiscal 2009 amounted to approximately $31.2 million compared to $77.6 million for the first six months of fiscal 2008. The decrease in cash used in financing activities in the first six months of fiscal 2009 compared to the same period last year was due primarily to a repayment of long-term debt in fiscal 2008. We funded our cash needs through cash flows from operations.

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

Effective in the third quarter of fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new program we pay a discount to the origination and servicing provider and record the discount as a reduction to revenue – as collectability of these amounts is not reasonably assured. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan except in certain circumstances where the origination and servicing provider does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. We had previously anticipated that loans funded under the new program to replace loans previously funded under the Sallie Mae subprime program would be approximately $95 million in fiscal 2009. We now anticipate this amount to be approximately $80 million in fiscal 2009. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. On a combined basis, we now anticipate that net loans funded under the new discount program to replace both Sallie Mae subprime and STAR programs will be approximately $100 million in fiscal 2009 versus approximately $125 million previously expected. In the six months ended December 31, 2008, we have funded approximately 50% of this anticipated volume.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2009.

Update Regarding Regulatory and Accreditation Matters

In a letter received from ACCSCT dated December 7, 2007, the Company was informed of a show cause action regarding our Everest College in North Aurora, Illinois. In a letter received from ACCSCT dated December 5, 2008, Everest College in North Aurora was removed from show cause and was granted continued accreditation with ACCSCT. In another letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in San Jose, CA. In letters received from ACCSCT dated June 8 and September 15, 2008, San Jose was continued on show cause. A response to ACCSCT was filed on November 16, 2008, which will be considered at the ACCSCT council meeting in February 2009.

During the fourth quarter of fiscal 2008 and the second quarter of fiscal 2009, our campuses in Fremont, CA, Reseda, CA, Tampa, FL (including its additional locations in Orange Park and Brandon, FL and its online operations), and Gardena, CA, and the online operations of the Phoenix campus, located in Tempe, AZ, were the subject of ED program reviews. We have received the preliminary written program review report regarding ED’s findings at the Tampa campuses and the Tampa online operations and have provided a written response to that preliminary report. We are continuing to cooperate with all of these reviews. Program reviews may often be unresolved for several months or years with little or no communication from the ED. We do not believe that any of our currently pending program reviews with the ED are reasonably likely to have a material adverse effect on the Company. However, if the ED were to make significant findings of non-compliance by any of our schools in any ongoing or future program review, it could have a material adverse effect on our business, results of operations or financial condition.

ED’s Office of the Inspector General (the “OIG”) is also conducting an audit of our Everest Institute in Brighton, MA, to determine whether agreements between the institution and lenders for the period of July 1, 2007 through December 31, 2008 were in compliance with the HEA. We are cooperating with the OIG’s audit.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of December 31, 2008, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $22.9 million and capital lease obligations of $14.9 million, and (ii) student notes receivable, net, in the aggregate amount of $27.6 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of December 31, 2008 was CAD $39.3 million which includes borrowings outstanding under the credit facility of CAD $28.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 10, 2008, the Company held its Annual Meeting of Stockholders in Costa Mesa, California. The purpose of the meeting was the following: (i) to elect four Class I directors to the Company’s Board of Directors for a three-year term expiring at the Annual Meeting of Stockholders in 2011; (ii) to approve the proposed Amendment and Restatement of the Company’s Certificate of Incorporation to declassify its Board of Directors; and (iii) to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for its fiscal year ending June 30, 2009. No other business or actions were proposed at the Annual Meeting of the stockholders.

A total of 71,513,922 shares were represented, in person or by proxy, and entitled to vote at the meeting. Such shares represented approximately 83.6% of the total number of shares entitled to vote at such meeting. The following reflects the tabulation of votes for each initiative placed before the stockholders of the Company:

1) Nominees for a three year term as Class I members of the Company’s Board of Directors:

Nominee		No. of Votes
Terry Hartshorn	For	60,153,985
	Withheld	11,359,937

Alice Kane	For	60,160,149
	Withheld	11,353,773

Timothy Sullivan	For	69,153,077
	Withheld	2,360,845

Peter Waller	For	69,769,541
	Withheld	1,744,381

No other person was nominated or received votes to be Class I Directors of the Company.

2)	The approval of the Proposed Amendment and Restatement of the Company’s Certificate of Incorporation to declassify its Board of Directors:

No. of Votes
For	71,405,163
Against	73,932
Abstain	34,827

3)	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for its fiscal year ending June 30, 2009:

No. of Votes
For	71,439,443
Against	35,127
Abstain	39,352

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 10.1	Description of Compensation Arrangements with Non-Employee Members of the Company’s Board of Directors

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

February 6, 2009	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 6, 2009	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 6, 2009	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)