Form 10-Q
period 2009-03-31
CORINTHIAN COLLEGES INC
filed 2009-05-04
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

At May 1, 2009, there were 87,004,430 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Third quarter Ended March 31, 2009

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

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2009	June 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,588	$32,004
Accounts receivable, net of allowance for doubtful accounts of $35,093 and $39,309 at March 31, 2009 and June 30, 2008, respectively	82,067	115,085
Student notes receivable, net of allowance for doubtful accounts of $11,679 and $2,143 at March 31, 2009 and June 30, 2008, respectively	9,061	4,478
Deferred income taxes	37,457	37,669
Prepaid expenses and other current assets	26,091	32,729
Assets held for sale	3,153	3,507

Total current assets	281,417	225,472
PROPERTY AND EQUIPMENT, net	220,009	226,514
OTHER ASSETS:
Goodwill, net	183,329	191,950
Other intangibles, net	38,903	40,118
Student notes receivable, net of allowance for doubtful accounts of $33,943 and $6,917 at March 31, 2009 and June 30, 2008, respectively	27,650	12,562
Deposits and other assets	3,916	4,203
Deferred income taxes	2,937	3,660

TOTAL ASSETS	$758,161	$704,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,444	$29,124
Accrued compensation and related liabilities	57,009	48,626
Accrued expenses	14,578	7,150
Prepaid tuition	71,089	45,176
Current portion of capital lease obligations	462	428
Liabilities held for sale	1,132	3,141

Total current liabilities	172,714	133,645
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	14,319	14,689
LONG-TERM DEBT, net of current portion	17,547	62,491
DEFERRED INCOME TAXES	29,113	28,912
OTHER LONG-TERM LIABILITIES	40,762	42,720
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized, 89,232 shares issued and 86,976 shares outstanding at March 31, 2009 and 87,475 shares issued and 85,219 shares outstanding at June 30, 2008	9	9
Additional paid-in capital	199,870	178,542
Treasury stock	(31,368)	(31,368)
Retained earnings	320,004	274,437
Accumulated other comprehensive income (loss)	(4,809)	402

Total stockholders’ equity	483,706	422,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$758,161	$704,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$346,443	$279,918	$954,312	$794,638
OPERATING EXPENSES:
Educational services	194,232	159,754	555,870	458,128
General and administrative	35,452	28,221	97,078	83,200
Marketing and admissions	73,226	72,813	220,119	212,517

Total operating expenses	302,910	260,788	873,067	753,845

INCOME FROM OPERATIONS	43,533	19,130	81,245	40,793
Interest (income)	(448)	(991)	(1,381)	(2,838)
Interest expense	637	387	2,179	1,512
Other (income) expense, net	813	(380)	2,372	(1,368)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	42,531	20,114	78,075	43,487
Provision for income taxes	17,225	5,859	31,609	15,386

INCOME FROM CONTINUING OPERATIONS	25,306	14,255	46,466	28,101
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(304)	(2,433)	(899)	(6,214)

NET INCOME	$25,002	$11,822	$45,567	$21,887

INCOME PER SHARE—BASIC:
Income from continuing operations	$0.29	$0.17	$0.54	$0.33
Loss from discontinued operations	—	(0.03)	(0.01)	(0.07)

Net income	$0.29	$0.14	$0.53	$0.26

INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.29	$0.17	$0.53	$0.33
Loss from discontinued operations	(0.01)	(0.03)	(0.01)	(0.08)

Net income	$0.28	$0.14	$0.52	$0.25

Weighted average number of common shares outstanding:
Basic	86,450	85,107	85,821	84,877

Diluted	88,409	85,731	87,299	86,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUING AND DISCONTINUED OPERATIONS

(In thousands)

	Nine Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,567	$21,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,562	33,082
Deferred taxes	—	18,744
Stock based compensation	8,586	7,859
Loss (gain) on disposal of assets	711	447
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	32,346	(17,129)
Student notes receivable, net	(19,675)	(4,268)
Prepaid expenses and other assets	6,767	8,702
Accounts payable	(871)	2,737
Accrued expenses and other liabilities	13,571	(10,800)
Prepaid tuition	27,215	18,945
Other long-term liabilities	(1,224)	(18,471)

Net cash provided by operating activities	151,555	61,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of Schools	—	2,941
Capital expenditures	(34,272)	(40,499)
Proceeds from sale of assets	726	350
Sales of marketable securities	—	94,450
Purchases of marketable securities	—	(79,450)

Net cash (used in) investing activities	(33,546)	(22,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations and long-term debt	(40,128)	(87,090)
Proceeds from exercise of stock options and employee stock purchase plan	13,958	6,968

Net cash (used in) financing activities	(26,170)	(80,122)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(255)	42

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,584	(40,553)
CASH AND CASH EQUIVALENTS, beginning of period	32,004	99,789

CASH AND CASH EQUIVALENTS, end of period	$123,588	$59,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$21,351	$8,646

Interest paid, net of capitalized interest	$2,205	$2,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of March 31, 2009, the Company had more than 84,720 students and operated 89 schools in 24 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, criminal justice, business, vehicle repair and maintenance, construction trades and information technology. The Company also offers exclusively online degrees, primarily in business and criminal justice.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2008 consolidated financial statements of the Company included in the Company’s 2008 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009.

The unaudited condensed consolidated financial statements as of March 31, 2009 and for the three and nine months ended March 31, 2009 and 2008 and the audited condensed consolidated financial statements as of June 30, 2008 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at March 31, 2009. In addition, the carrying value of all borrowings approximate fair value at March 31, 2009.

Note 2—Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share for the three and nine months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Basic common shares outstanding	86,450	85,107	85,821	84,877
Effects of dilutive securities:
Stock options and restricted stock units	1,959	624	1,478	1,127

Diluted common shares outstanding	88,409	85,731	87,299	86,004

During the three and nine months period ended March 31, 2009, the Company issued approximately 1.2 million and 1.8 million shares of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.

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

During the fourth quarter of 2007, the Company decided to divest all of its Canadian campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus. The Company has no significant continuing involvement with the schools that have been sold.

Effective February 29, 2008 the Company completed the sale of its 12 Canadian schools located outside the province of Ontario to a wholly-owned subsidiary of the Eminata Group, for a cash payment of CAD $3.0 million. This payment consisted of the purchase price of CAD $7.4 million less preliminary negative working capital and other adjustments equal to CAD $4.4 million. This cash payment was subject to a final working capital adjustment that was finalized during the third quarter of fiscal 2009. The final working capital adjustment resulted in a payment to the buyer of $0.1 million.

Effective May 1, 2008, the Company completed the sale of its WyoTech Boston campus. The transaction was subject to a final working capital adjustment that was finalized during the third quarter of fiscal 2009. The final working capital adjustment resulted in a payment to the buyer of $0.1 million.

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

The table below summarizes the liability and activity for the nine month period ended March 31, 2009, relating to the discontinued operations severance and facility closing charges (in thousands):

Severance and Facility Closing
Balance at June 30, 2008	$2,359
Cash payments	(1,270)

Balance at March 31, 2009 (Unaudited)	$1,089

Combined summary results of operations for the discontinued campuses reflected as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended March 31, 2009 and 2008 (in thousands, unaudited), are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Total Discontinued Operations
Net revenue	$162	$8,035	$997	$31,515

Loss before income tax, including estimated loss on disposal	(511)	(2,782)	(1,507)	(8,373)
Income tax benefit	(207)	(349)	(608)	(2,159)

Total net loss from discontinued operations	$(304)	$(2,433)	$(899)	$(6,214)

Combined summary of assets and liabilities of the discontinued campuses at March 31, 2009 and June 30, 2008, are as follows:

	March 31, 2009	June 30, 2008
	(Unaudited)
	(in thousands)
Assets
Current Assets:
Accounts receivable, net of allowance for doubtful accounts of $3,167 and $5,109 at March 31, 2009 and June 30, 2008, respectively	$18	$—
Student notes receivable, net of allowance for doubtful accounts of $1 and $4 at March 31, 2009 and June 30, 2008, respectively	6	4
Deferred income taxes	2,800	2,800
Prepaids & other current assets	59	125

Total Current Assets	2,883	2,929
Property, and equipment, net	—	307
Deposits & other assets	270	271

Total Assets	$3,153	$3,507

Liabilities
Current Liabilities:
Accounts payable	$—	$419
Accrued compensation and related liabilities	30	131
Accrued expenses	1,081	2,524
Prepaid tuition	21	67

Total Current Liabilities	$1,132	$3,141

Note 4—Comprehensive Income (from continuing and discontinued operations)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income for the three and nine month period ended March 31, 2009 and 2008 (in thousands, unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$25,002	$11,822	$45,567	$21,887
Foreign currency translation adjustments	(592)	(998)	(5,231)	(367)
Post employment benefits	—	18	20	53

Comprehensive income	$24,410	$10,842	$40,356	$21,573

Note 5—Impairment, Facility Closing, and Severance Charges

The table below summarizes the liability and activity for the nine month period ended March 31, 2009, relating to the impairment, facility closing and severance charges (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2008	$209	$2,041	$2,250
Adjustments	—	(66)	(66)
Cash payments	(209)	(779)	(988)

Balance at March 31, 2009 (Unaudited)	$—	$1,196	$1,196

Note 6—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$332,286	$263,484	$911,957	$746,321
Canadian operations	14,157	16,434	42,355	48,317

Consolidated	$346,443	$279,918	$954,312	$794,638

	March 31, 2009	June 30, 2008
	(unaudited)
Long-lived assets
U.S. operations	$414,015	$419,690
Canadian operations	62,729	59,317

Consolidated	$476,744	$479,007

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 7—Commitments and Contingencies

Legal Matters

In the ordinary conduct of its business, Corinthian Colleges, Inc. (“the Company”) and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students and employment-related matters. In some of the lawsuits and arbitrations pending against the Company, including matters not presently deemed to be material and which are not disclosed below, the plaintiffs seek certification of the matter as a class action in order to represent all other “similarly-situated persons.” None of the matters currently pending against the Company in which plaintiffs seek class certification has yet been certified as a class action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters threatened or pending against the Company, including those disclosed below, will not have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on April 15, 2005, the Company received another complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Alvarez first amended and supplemental complaint named ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses, now known as Everest University, in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Satz and Travis plaintiffs seek recovery of compensatory damages and attorneys’ fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Mr. Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company is continuing to pursue its remedies against Mr. Satz related to these findings. Additionally, the Company affirmatively filed arbitration actions against Ms. Travis and approximately ninety of the Alvarez plaintiffs seeking damages for their respective breaches of their obligations to file in arbitration rather than in court, and seeking declaratory relief regarding their allegations. The arbitrator ruled against the Company in its affirmative claims against Ms. Travis. The Company has prevailed on its motions in court to dismiss the court actions and compel arbitration in both the Alvarez and Travis matters. Ms. Travis filed a motion to certify a class in her arbitration proceeding on behalf of all similarly situated persons, and the Company opposed that motion. The Company and the plaintiffs in the Alvarez and Travis matters have agreed to consolidate those actions before a single arbitrator. Although the Company continues to believe the plaintiffs’ claims in these matters are without merit, the parties have begun preliminary discussions to determine whether a mutually agreeable settlement of these lawsuits can be reached. If such discussions are unsuccessful, the Company will continue to vigorously defend itself, Rhodes Colleges, Inc., and FMU against these allegations.

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

On August 2, 2006, the Company was served with two virtually identical derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., and, Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al. The complaints were filed in the Orange County California Superior Court against David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Beth Wilson, Dennis Beal, Jack Massimino, Linda Skladany, and Hank Adler. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty and unjust enrichment by the individual defendants related to the Company’s past option grant practices. Three other similar derivative actions were filed in Federal District Court for the Central District of California, one entitled Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., the second entitled M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and the third entitled Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The federal cases allege violation of the Securities and Exchange Act of 1934, violation of the California Corporations Code, unjust enrichment and return of unearned compensation, and breach of fiduciary duties, based on similar factual allegations to the Adolph and Gunkel cases. The Pfeiffer case is filed against the same defendants as the two state court cases. The Close and Edwards cases name the following individual defendants, all of whom are current and former directors and officers of the Company: Dave Moore, Jack Massimino, Ken Ord, William Murtagh, William Buchanan, Robert Owen, Stan Mortensen, Mark Pelesh, Mary Barry, Beth Wilson, Dennis Devereux, Paul St. Pierre, Alice Kane, Terry Hartshorn, Linda Skladany, Hank Adler, Loyal Wilson and Mike Berry. The federal derivative actions have since been consolidated in federal court; the state derivative actions have also been consolidated in state court. The parties have reached a stipulated settlement in these matters, subject to court approval, in which the Company has agreed to certain corporate governance practices and the Company and its insurer have agreed to pay the plaintiffs’ lawyers attorneys’ fees. The settlement is immaterial to the Company’s financial condition and results of operations.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al, and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young, LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice has declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. The Backhus complaint has since been voluntarily dismissed, subject to Department of Justice approval. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously in these matters.

On November 14, 2007, the Company was served with a putative class action complaint filed in the United States District Court for the Central District of California captioned Hardwick, et al. v. Corinthian Colleges, Inc. The plaintiff is a former instructor at the Company’s Merrionette Park, Illinois campus. Her complaint seeks certification of a class composed of all campus instructors nationwide, alleging wage and hour violations of the Fair Labor Standards Act, as well as a class of Illinois instructors alleging violations of the Illinois Wage Payment and Collection Act and Illinois’ Eight-Hour Work Day Act. The complaint seeks monetary damages, declaratory and injunctive relief and attorneys’ fees. The Company filed a motion with the U.S. District Court for the Central District of California to transfer venue of this matter to U.S. District Courts in Illinois. Plaintiffs did not oppose this motion and the California District Court dismissed the complaint in January 2009. To the Company’s knowledge, as of March 31, 2009 the plaintiff had not yet refiled the complaint in Illinois or elsewhere. The Company believes the complaint is without merit. If the complaint is refiled, the Company intends to vigorously defend itself.

The Company has previously reported a putative class action complaint entitled Leask v. Corinthian Colleges, Inc., and Corinthian Schools, Inc., et al., originally filed in the Santa Clara, California Superior Court. The Company has resolved this matter through an immaterial settlement with the individual plaintiffs, a portion of which was paid by unaffiliated third-parties.

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont and WyoTech Oakland campuses. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

In addition to the legal proceedings and other matters described above, the Company is or may become a party to pending or threatened lawsuits related primarily to services currently or formerly performed by the Company. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, class action certification, governmental intervention, regulatory or administrative agency involvement, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable statutory and common law.

As of March 31, 2009, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 8—New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective November 15, 2008. The Company has adopted SFAS 162 and it did not have a significant impact on its consolidated financial statements.

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

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest income in income tax expense in our Condensed Consolidated Statement of Operations. In prior periods, such interest income was reported in other income. Penalties and tax-related interest expense are now reported as a component of income tax expense. During the first nine months of fiscal 2009, the Company recognized income tax-related interest of less than $0.1 million in accordance with FIN 48. As of March 31, 2009 and June 30, 2008, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Financial Position was $0.1 million.

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

As of March 31, 2009 and June 30, 2008, the total amount of unrecognized tax benefits was $3.1 million. As of March 31, 2009 and June 30, 2008, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $0.4 million. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is less than $0.2 million.

The Company’s effective tax rate for the first nine months of fiscal 2009 was 40.5% compared to 35.4% for the first nine months of fiscal 2008. The increase in the effective tax rate in fiscal 2009 was due to a reduction in the liability for uncertain tax positions and the corresponding decline in interest expense following the completion of the IRS exam for fiscal years 2004 through 2006 and the filing of an application for a change in accounting method with the IRS during fiscal 2008.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our allowance of 3% of our outstanding receivables from 30.0% to 33.0% or $35.1 million to $38.7 million would result in a decrease in pre-tax income of $3.6 million for the period ending March 31, 2009.

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

Results of Operations

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	56.1	57.1	58.2	57.7
General and administrative	10.2	10.1	10.2	10.5
Marketing and admissions	21.1	26.0	23.1	26.7

Total operating expenses	87.4	93.2	91.5	94.9
Income from operations	12.6	6.8	8.5	5.1
Interest (income)	(0.1)	(0.4)	(0.1)	(0.4)
Interest expense	0.2	0.1	0.2	0.2
Other (income) expense	0.2	(0.1)	0.2	(0.2)

Income from continuing operations before provision for income taxes	12.3	7.2	8.2	5.5
Provision for income taxes	5.0	2.1	3.3	2.0

Income from continuing operations	7.3	5.1	4.9	3.5
Loss from discontinued operations, net of tax	(0.1)	(0.9)	(0.1)	(0.7)

Net income	7.2%	4.2%	4.8%	2.8%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Revenues. Net revenues increased $66.5 million, or 23.8%, from $279.9 million in the third quarter of fiscal 2008 to $346.4 million in the third quarter of fiscal 2009. The increase was due to an approximate 14.9% increase in average student population and a 7.7% increase in average revenue per student during the period. At March 31, 2009, student population related to continuing operations was 84,722, compared with 71,924 at March 31, 2008, an increase of 17.8%. Total student starts related to continuing operations increased 19.8% to 31,755 for the third quarter of fiscal 2009 when compared to the third quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $34.4 million, or 21.5%, from $159.8 million in the third quarter of fiscal 2008 to $194.2 million in the third quarter of fiscal 2009. As a percentage of net revenues, educational services expenses decreased from 57.1% of revenues in the third quarter of fiscal 2008 to 56.1% of revenues in the third quarter of fiscal 2009. The decrease was primarily due to a reduction in facility and compensation costs as a percentage of revenue, partially offset by an increase in bad debt and bookstore expense. The reduction in facility and compensation costs as a percent of revenue is primarily due to the amounts being largely fixed in nature. Bad debt expense increased to $28.0 million or 8.1% of net revenues for the third quarter of fiscal 2009 compared to $16.3 million or 5.8% of net revenues for the third quarter of fiscal 2008. The increase in bad debt expense was primarily due to additional exposure the Company incurred to student receivables as a result of the contraction of liquidity in the credit markets for subprime borrowers.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $7.3 million, or 25.9%, from $28.2 million in the third quarter of fiscal 2008 to $35.5 million in the third quarter of fiscal 2009. As a percentage of net revenues, general and administrative expenses increased from 10.1% of revenues in the third quarter of fiscal 2008 to 10.2% of revenues in the third quarter of fiscal 2009.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $0.4 million, or 0.5%, from $72.8 million in the third quarter of fiscal 2008 to $73.2 million in the third quarter of fiscal 2009. As a percentage of net revenues, marketing and admissions expenses decreased from 26.0% of revenues in the third quarter of fiscal 2008 to 21.1% of revenues for the third quarter of fiscal 2009. The decrease is primarily attributable to a decrease in advertising as a result of market conditions and increased efficiencies.

Provision for Income Taxes. The effective rate in the third quarter of fiscal 2009 was 40.5% as compared to 29.1% in the third quarter of fiscal 2008. The increase in the effective rate in fiscal 2009 is due to a reduction in the liability for uncertain tax positions during the third quarter of fiscal 2008 following the completion of the IRS exam for fiscal years 2004 through 2006 and the filing of an application for a change in accounting method with the IRS.

Nine months Ended March 31, 2009 Compared to Nine months Ended March 31, 2008

Net Revenues. Net revenues increased $159.7 million, or 20.1%, from $794.6 million in the first nine months of fiscal 2008 to $954.3 million in the first nine months of fiscal 2009. The increase was due to an approximate 12.8% increase in average student population and a 6.5% increase in average revenue per student during the period. At March 31, 2009, student population related to continuing operations was 84,722, compared with 71,924 at March 31, 2008, an increase of 17.8%. Total student starts related to continuing operations increased 14.2% to 88,164 for the first nine months of fiscal 2009 when compared to the first nine months of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $97.8 million, or 21.3%, from $458.1 million in the first nine months of fiscal 2008 to $555.9 million in the first nine months of fiscal 2009. As a percentage of net revenues, educational services expenses increased from 57.7% of revenues in the first nine months of fiscal 2008 to 58.2% of revenues in the first nine months of fiscal 2009. The increase was primarily attributable to an increase in bad debt expense partially offset by a reduction in facility and compensation costs as a percentage of revenue. Bad debt expense increased to $81.5 million or 8.5% of net revenues for the first nine months of fiscal 2009 compared to $47.9 million or 6.0% of net revenues for the first nine months of fiscal 2008. The increase in bad debt expense was primarily due to additional exposure the Company incurred to student receivables as a result of the contraction of liquidity in the credit markets for subprime borrowers. The reduction in facility costs as a percent of revenue is primarily attributable to the amounts being fixed in nature.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $13.9 million, or 16.7%, from $83.2 million in the first nine months of fiscal 2008 to $97.1 million in the first nine months of fiscal 2009. As a percentage of net revenues, general and administrative expenses decreased from 10.5% of revenues in the first nine months of fiscal 2008 to 10.2% of revenues in the first nine months of fiscal 2009.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $7.6 million, or 3.6%, from $212.5 million in the first nine months of fiscal 2008 to $220.1 million in the first nine months of fiscal 2009. As a percentage of net revenues, marketing and admissions expenses decreased from 26.7% of revenues in the first nine months of fiscal 2008 to 23.1% of revenues for the first nine months of fiscal 2009. The decrease is primarily attributable to a decrease in the cost of advertising as a result of market conditions and increased efficiencies.

Provision for Income Taxes. The effective rate in the first nine months of fiscal 2009 was 40.5% as compared to 35.4% in the first nine months of fiscal 2008. The increase in the effective rate in fiscal 2009 is due to a reduction in the liability for uncertain tax positions during the third quarter of fiscal 2008 following the completion of the IRS exam for fiscal years 2004 through 2006 and the filing of an application for a change in accounting method with the IRS.

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

Liquidity and Capital Resources

On August 10, 2007, we executed Amendment No. 1 to our Second Amended and Restated Credit Facility dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The Second Amended and Restated Credit Agreement expires on July 1, 2010. The Second Amended and Restated Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a ED financial responsibility composite score ratio. As of March 31, 2009, we were in compliance with all of the covenants. As of March 31, 2009, the credit facility had borrowings outstanding of $17.5 million and approximately $10.8 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $108.7 million as of March 31, 2009 and $91.8 million as of June 30, 2008 and the current ratio was 1.6:1 and 1.7:1, respectively. The increase in working capital compared to June 30, 2008 is primarily due to an increase in cash balances resulting from higher net income, partially offset by a reduction in student receivables, an increase in prepaid tuition, and the repayment of cash borrowed for purposes of calculating our ED financial responsibility composite score.

Cash flows provided by operating activities amounted to $151.6 million in the first nine months of fiscal 2009 compared to $61.7 million provided by operating activities in the same period of fiscal 2008. The increase in cash provided by operating activities for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was primarily due to an increase in net income and the timing of cash receipts and payments related to working capital, primarily accounts receivable, prepaid tuition, and accrued expenses. Included in cash flows from operating activities is ($2.5) million and $0.1 million of net cash (used in) provided by operating activities related to discontinued operations for the first nine months of 2009 and 2008, respectively.

Cash flows used in investing activities amounted to $33.5 million in the first nine months of fiscal 2009 compared to cash flows used in investing activities of $22.2 million in the first nine months of fiscal 2008. The increase in cash used in investing activities in the first nine months of fiscal 2009 compared to the same period last year was due primarily to lower net proceeds from the sale of marketable securities. The net proceeds from the sale of marketable securities for the nine months ended March 31, 2009 and March 31, 2008 was $0 and $15.0 million, respectively. Capital expenditures of $34.3 million during the first nine months of fiscal 2009, compared to capital expenditures of $40.5 million in the first nine months of fiscal 2008, were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $50 million for fiscal 2009.

Cash flows used in financing activities in the first nine months of fiscal 2009 amounted to approximately $26.2 million compared to $80.1 million for the first nine months of fiscal 2008. The decrease in cash used in financing activities in the first nine months of fiscal 2009 compared to the same period last year was due primarily to a repayment of long-term debt in fiscal 2008. We funded our cash needs through cash flows from operations.

Historically, we had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as “discount loans,” since we incurred a portion of the default risk related to these students’ loans by taking a discount on the disbursement. As collectability of these amounts was not reasonably assured we had recorded this discount as a reduction to revenue.

Effective in the third quarter of fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new program we pay a discount to the origination and servicing provider and record the discount as a reduction to revenue – as collectability of these amounts is not reasonably assured. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan except in certain circumstances where the origination and servicing provider does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. We anticipated that loans funded under the new program to replace loans previously funded under the Sallie Mae subprime program would be approximately $95 million in fiscal 2009. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. On a combined basis, we now anticipate that net loans funded under the new discount program to replace both Sallie Mae subprime and STAR programs will be approximately $120 million in fiscal 2009. In the nine months ended March 31, 2009, we have funded approximately 75% of this anticipated volume.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2009.

Update Regarding Regulatory and Accreditation Matters

Accrediting Agency Action – Probation and Show Cause Orders. An accrediting agency probation or show cause order may be issued based upon the agency’s concerns that an accredited institution may be out of compliance with one or more accrediting standards. Probation or show cause orders afford the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution. Institutions on probation or under show cause orders remain accredited while they are on probation. The institutions can continue to enroll new students, and students at the affected institutions remain eligible to receive federal student financial aid.

In a letter received from ACCSCT dated December 7, 2007, the Company was informed of a show cause action regarding our Everest College in North Aurora, Illinois. In a letter received from ACCSCT dated December 5, 2008, Everest College in North Aurora was removed from show cause and was granted continued accreditation with ACCSCT. In another letter from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in San Jose, CA. In letters received from ACCSCT dated June 8, 2008, September 15, 2008, and March 11, 2009, San Jose was continued on show cause. A response to ACCSCT is due in May 2009, which will be considered at the ACCSCT council meeting in August 2009.

On May 1, 2009, the Company received notification from the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) that the Company’s Everest College-Phoenix campus (including its branch campus in Mesa, Arizona and its online operations) had been placed on probation. At March 31, 2009, the combined enrollment for these operations was 4,080 students and combined revenue was approximately 4.5% of the Company’s total net revenues from continuing operations for the twelve months ended March 31, 2009. The probation action appears to be primarily related to questions about the institution’s autonomy as it relates to Corinthian’s ownership and control of the institution. The institution has recently made numerous changes to its governance and structure to comply with HLC’s accreditation criteria and is committed to continuing this process to resolve HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. If the problems have been addressed and the institution otherwise meets HLC’s Criteria for Accreditation, the probation will be removed at HLC’s October 2010 meeting. Although the Company cannot predict the outcome of this matter with certainty, it is confident it will be able to satisfy HLC’s accreditation criteria.

We do not believe that any of our currently pending accreditation actions are reasonably likely to have a material adverse effect on the Company. However, if any of our institutions were to lose accreditation, it could have a material adverse effect on our business, results of operations and financial condition.

ED Program Reviews. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, our campuses in Fremont, CA, Reseda, CA, Tampa, FL (including its additional locations in Orange Park and Brandon, FL and its online operations), and Gardena, CA, and the online operations of the Phoenix campus, located in Tempe, AZ, were the subject of the U.S. Department of Education (“ED”) program reviews. We have received the Final Determination Letter regarding ED’s program review at the Tampa campuses and the Tampa online operations which contained no material adverse findings and imposed no fines, penalties, or other liabilities. We have also received the preliminary program review report for the Reseda campus and are in the process of preparing our written response. We are continuing to cooperate with all of the outstanding reviews. Program reviews may often be unresolved for several months or years with little or no communication from the ED. We do not believe that any of our currently pending program reviews with the ED are reasonably likely to have a material adverse effect on the Company. However, if the ED were to make significant findings of non-compliance by any of our schools in any ongoing or future program review, it could have a material adverse effect on our business, results of operations or financial condition.

ED’s Office of the Inspector General (the “OIG”) is also conducting an audit of our Everest Institute in Brighton, MA, to determine whether agreements between the institution and lenders for the period of July 1, 2007 through March 31, 2009 were in compliance with the HEA. We are cooperating with the OIG’s audit.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of March 31, 2009, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $17.5 million and capital lease obligations of $14.8 million, and (ii) student notes receivable, net, in the aggregate amount of $36.7 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of March 31, 2009 was CAD $34.4 million which includes borrowings outstanding under the credit facility of CAD $22.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CORINTHIAN COLLEGES, INC.

May 4, 2009	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 4, 2009	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 4, 2009	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)