Form 10-K
period 2009-06-30
CORINTHIAN COLLEGES INC
filed 2009-08-26
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2008, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.40 billion, based upon the closing sales price of the Common Stock as reported on Nasdaq National Stock Market on such date. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes. As of August 20, 2009, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 87,113,966.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

•	our fiscal year ends on June 30; references to fiscal 2009, fiscal 2008 and fiscal 2007 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions “Business,” “Governmental Regulations and Financial Aid,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption “Risk Factors.” These forward looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus, and the Company has since sold the capital assets of WyoTech Oakland. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of income for all periods presented. The Company expects to have no significant continuing involvement with these entities.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2009, are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Overview

Our Company is one of the largest for-profit post-secondary education companies in the United States and Canada, serving the large and growing segment of the population seeking to acquire career-oriented education. As of June 30, 2009, we had a student enrollment of 86,088, and operated 89 schools in 24 states, and 17 schools in the province of Ontario, Canada. We offer a variety of diploma programs and associate’s, bachelor’s and master’s degrees through a single operating segment (refer to Note 1 of the accompanying consolidated financial statements for more information). Our training program areas include healthcare, criminal justice, mechanical, trades, business and information technology.

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

Operating Strategy

Key elements of our operating strategy include the following:

Emphasize Student Outcomes. We believe that positive student outcomes are a critical component of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability, and high graduation and placement rates enhance a school’s reputation and the marketability of its programs. We have implemented a variety of student service programs, including orientation and tutoring, academic advising, ride-sharing and referral programs, all of which are designed to help students complete their programs, graduate and achieve their career goals. We use a curriculum development team comprised of campus representatives, corporate program directors and textbook publishers. For each program area, each campus also uses advisory boards comprised of local business professionals to help ensure that our curricula meet employer requirements. We also maintain full-time career services personnel at our schools who are responsible for helping our students obtain employment. Career services identifies prospective employers, helps students prepare resumes, conducts practice interviews, establishes externship programs and tracks students’ placement success.

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

Focus on Attractive Markets. We design our educational programs to benefit from favorable demographic and labor market trends. Our schools offer programs in industries which are growing and offer ample career opportunities, including healthcare, criminal justice, mechanical, trades, business and information technology. Our geographic strategy is to build a strong competitive position in attractive and growing markets where we can operate efficiently and benefit from favorable demographic trends.

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

Growth Strategy

Our growth strategy consists of the following components:

Enhance Growth at Existing Campuses

Integrated and Centralized Marketing Program. We employ an integrated marketing program which includes an extensive direct response advertising campaign delivered through television, the Internet, newspaper, and direct mail. A professional staff at our campus support center manages the overall marketing program. The effectiveness of our marketing campaigns depends on timely and accurate lead tracking. To that end, we operate a call center for our campuses at our main office in California, as well as an outsourced overflow call center.

Maximizing Core Programs. Our program strategy leverages our core curricula in such disciplines as healthcare, mechanics, trades, criminal justice and business. To maximize the adoption of core programs across our network of schools, we have developed detailed, campus-based plans that take into account each school’s program mix, facility capacity, and current and projected employer needs. In fiscal 2009, we implemented 114 such programs in our schools. In addition we are expanding our new program development capabilities, which we believe will provide another significant source of growth over time.

Facilities Enhancement and Expansion. We believe that modern and attractive facilities enhance the overall student learning experience. We remodel, expand and relocate our existing colleges to ensure we have sufficient capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities. We expect to continue to systematically remodel and relocate selected schools within their respective markets. During fiscal 2009 we remodeled, relocated, or expanded 10 colleges. As of June 30, 2009, the total square footage of all of our properties was approximately 4.6 million square feet.

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

During fiscal 2009, we experienced a significant increase in the number of students taking our online courses. Our online learning participation increased by approximately 25% to 181,909 course registrations in fiscal 2009. As of June 30, 2009, we offered 326 online courses through 33 campuses. We served approximately 15,157 exclusively online students as of June 30, 2009.

Make Strategic Acquisitions

Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 106 campuses operated as of June 30, 2009, 74 colleges have been acquired (net of closures, consolidations, or locations sold). All of our acquisitions occurred prior to 2005. To evaluate acquisition opportunities, we have established several criteria, such as scale, geography, program offerings, accreditation and selected financial measurements.

In addition to acquisition-related activity, we have developed an in-house capability to pursue other business development opportunities. In particular, we are focused on developing federal sources of revenue outside of Title IV. Such sources include programs sponsored by the Department of Defense and the Department of Labor.

Establish Additional Locations

Since our initial public offering in February 1999, we have opened 36 branch campuses, of which 32 remain a part of our operations. Of the 36 branch campuses, 2 were opened in each of fiscal 1999 and fiscal 2000, 4 were opened in each of fiscal 2001 and fiscal 2002, 6 were opened in fiscal 2003, 10 were opened in fiscal 2004, 5 were opened in fiscal year 2005 and 3 were opened in fiscal 2006. During fiscal 2009, we did not open any new branch campuses, but we expect to employ this growth strategy in fiscal 2010 and subsequent years. A key advantage of this strategy is that students attending new campuses branched from existing campuses have immediate access to federally funded student financial aid. We believe that opening new branch campuses allows us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our extensive investment in curricula.

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

Our diploma curricula includes the following key programs: medical assisting, medical insurance billing and coding, massage therapy, dental assisting, pharmacy technician, medical administrative assisting, automotive and diesel technology, HVAC, surgical technology, plumbing, electrical, nursing, electronics and computer technology. Our degree curriculum includes business administration, criminal justice, medical assisting, accounting, paralegal, marketing, computer information technology, legal assisting, hospitality management, court reporting, applied service management, film and video. At our Everest locations in Florida, Phoenix, AZ, Mesa, AZ, Springfield, MO and Ontario Metro, CA campuses, many associate’s degree programs also articulate into a bachelor’s degree in the same course of study. Master’s degrees are also offered at Everest Florida in business administration and criminal justice.

Diploma programs generally have a duration of 6-24 months, depending on the course of study. Associate’s degree programs have a duration of 9-24 months, bachelor’s degree programs have a duration of 36-48 months and master’s degree programs have a duration of 21 months. As of June 30, 2009, we had approximately 64% of students enrolled in diploma programs, approximately 31% of students enrolled in associate’s programs, approximately 4% of students enrolled in bachelor’s programs and approximately 1% of students enrolled in master’s programs.

The following table reflects our schools, locations, date acquired or opened, principal curricula, institutional accrediting agency, and square footage as of June 30, 2009. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), trades and transportation (T), and other miscellaneous programs (OTH)(1).

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest College, Alhambra, CA	1/1/1996	B, HC	ACCSCT(5)	42,200
Everest College, Anaheim, CA	7/1/1995	CJ, HC	ACCSCT	31,900
Everest College, Arlington (Mid Cities), TX	6/9/2003	B, CJ, HC	ACICS	22,200
Everest College, Arlington, VA	1/2/2002	B, CJ, HC, OTH	ACICS	23,500
Everest College, Aurora, CO	10/1/1996	B, CJ, HC	ACICS	33,000
Everest College, Bremerton, WA	8/4/2003	B, HC	ACICS	18,900
Everest College, Burr Ridge, IL	7/2/2002	HC	ACCSCT	29,500
Everest College, Chesapeake, VA	3/1/1999	B, HC, CJ	ACICS	39,200
Everest College, Chicago, IL	6/26/2003	HC	ACCSCT	47,300
Everest College, City of Industry, CA	10/1/2000	B, CJ, HC	ACCSCT	39,300
Everest College, Colorado Springs, CO	10/1/1996	B, CJ, HC, IT, OTH	ACICS	30,500
Everest College, Dallas, TX	2/3/2003	B, CJ, HC	ACICS	45,800
Everest College, Everett, WA	8/4/2003	HC	ACICS(4)	24,200
Everest College, Fife, WA	8/4/2003	HC	ACCET(3)	17,500
Everest College, Fort Worth, TX	8/24/2004	B, CJ, HC	ACICS	32,800
Everest College, Gardena, CA	1/1/1996	HC	ACCSCT	22,100
Everest College, Hayward, CA	9/1/2001	HC	ACCSCT	21,200
Everest College, Henderson, NV (7)	10/1/1996	HC, B, CJ	ACICS	31,500
Everest College, Los Angeles, CA	1/1/1996	HC	ACCSCT	22,500
Everest College, Merrillville, IN	2/1/2001	B, HC	ACCSCT	34,500
Everest College, Merrionette Park, IL	10/19/2005	HC	ACICS	33,800
Everest College, Mesa, AZ	11/15/2005	B, CJ, HC	NCA(6)	21,400
Everest College, Newport News, VA	10/1/1995	B, CJ, HC	ACICS	16,200
Everest College, North Aurora, IL	2/1/2005	B, HC	ACCSCT	38,500
Everest College, Ontario Metro, CA	1/1/2001	B, CJ, HC	ACICS	40,800
Everest College, Ontario, CA	10/1/2000	B, HC	ACCSCT	34,000
Everest College, Phoenix, AZ	6/1/2000	B, CJ, HC	NCA	35,700
Everest College, Portland, OR	10/1/1996	B, CJ, HC, IT, OTH	ACICS	35,400
Everest College, Renton, WA	7/1/1996	HC	ACCSCT	41,700
Everest College, Reseda, CA	7/1/1995	HC	ACCSCT	33,600
Everest College, Salt Lake City, UT	10/1/1996	HC, B, IT, CJ	ACICS	40,100
Everest College, San Bernardino, CA	7/1/1995	HC, B, CJ, T	ACICS	35,900
Everest College, San Francisco, CA	10/1/1995	HC	ACCSCT	30,600
Everest College, San Jose, CA	10/1/1995	HC	ACCSCT	18,300
Everest College, Seattle, WA	8/4/2003	HC	ACCET	19,300
Everest College, Skokie, IL	5/1/2001	HC, B	ACCSCT	36,000
Everest College, Springfield, MO	10/1/1996	HC, B, IT, CJ	ACICS	28,700
Everest College, St. Louis, MO	3/31/2005	HC, B	ACICS	30,000
Everest College, Tacoma, WA	8/4/2003	HC	ACICS	30,700
Everest College, Thornton, CO (2)	10/1/1996	HC, B, CJ	ACICS	25,900
Everest College, Torrance, CA	1/1/2000	HC	ACCSCT	7,300
Everest College, Tyson’s Corner, VA	6/2/2004	B, CJ, HC	ACICS	28,600
Everest College, Vancouver, WA	8/4/2003	HC	ACCET	17,900
Everest College, Vancouver, WA	10/1/1996	HC, B, CJ, OTH	ACICS	23,000
Everest College, West Los Angeles, CA	10/1/2000	HC, CJ	ACCSCT	31,300
Everest Institute, Austin, TX	10/2/2002	HC, T	ACCSCT	51,900
Everest Institute, Brighton, MA	1/1/1996	HC	ACCSCT	26,000
Everest Institute, Chelsea, MA	3/30/2004	HC	ACCSCT	30,500
Everest Institute, Columbus, OH	9/7/2004	HC, B	ACCSCT	28,300
Everest Institute, Cross Lanes, WV	7/1/1995	HC, IT	ACCSCT	26,700
Everest Institute, Dearborn, MI	3/1/2001	HC	ACCSCT	38,400
Everest Institute, Decatur, GA	5/1/2000	HC	ACCSCT	50,000
Everest Institute, Detroit, MI	12/23/2003	HC	ACCSCT	38,200
Everest Institute, Eagan, MN	6/17/2004	HC	ACCSCT	23,700
Everest Institute, Ft. Lauderdale, FL	9/30/2003	HC	ACICS	30,700

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest Institute, Grand Rapids, MI	2/2/2001	HC, B	ACCSCT	34,700
Everest Institute, Hialeah, FL	4/1/2002	B, HC, CJ	ACICS	40,600
Everest Institute, Houston (Bissonet), TX	6/30/2004	HC, IT, T	ACCSCT	60,500
Everest Institute, Houston (Greenspoint), TX	1/1/2000	HC	ACCSCT	27,600
Everest Institute, Houston (Hobby), TX	12/1/2001	HC	ACCSCT	26,300
Everest Institute, Jonesboro, GA	4/1/2000	HC	ACCSCT	35,600
Everest Institute, Kalamazoo, MI	2/1/2001	HC, B	ACCSCT	28,400
Everest Institute, Kendall, FL	4/1/2002	HC, CJ, B	ACICS	29,300
Everest Institute, Marietta, GA	4/1/2000	HC	ACCSCT	24,700
Everest Institute, Miami, FL	4/1/2002	HC, CJ, B	ACICS	44,100
Everest Institute, Norcross, GA	3/31/2003	HC	ACCSCT	19,300
Everest Institute, Pittsburgh, PA	10/1/1996	HC, B, CJ, OTH	ACICS	39,000
Everest Institute, Rochester, NY	10/1/1996	B, IT, CJ, HC, OTH	ACICS	43,600
Everest Institute, San Antonio, TX	7/1/1995	HC, OTH, T	ACCSCT	60,200
Everest Institute, Silver Spring, MD	2/8/2005	HC	ACICS	30,700
Everest Institute, South Plainfield, NJ	12/13/2005	HC	ACCSCT	35,000
Everest Institute, Southfield, MI	1/1/1996	HC, IT	ACCSCT	41,600
Everest Institute, Tigard, OR	8/4/2003	HC	ACCET	20,600
Everest University, Brandon, FL	10/1/1996	HC, B, IT, CJ	ACICS	49,300
Everest University, Jacksonville, FL	7/1/2000	HC, B, CJ	ACICS	37,200
Everest University, Lakeland, FL	10/1/1996	HC, B, IT, CJ	ACICS	30,400
Everest University, Largo, FL	10/1/1996	HC, B, IT, CJ	ACICS	40,000
Everest University, Melbourne, FL (2)	10/1/1996	HC, B, IT, CJ	ACICS	36,000
Everest University, Orange Park-Jacksonville, FL	3/3/2004	HC, B, CJ, T	ACICS	43,000
Everest University, Orlando (North), FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	46,000
Everest University, Orlando (South), FL	10/1/1996	HC, B, IT, CJ	ACICS	59,900
Everest University, Pompano Beach, FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	53,100
Everest University, Tampa, FL (2)	10/1/1996	HC, B, IT, CJ, T,	ACICS	58,100
WyoTech, Blairsville, PA (2)	7/1/2002	T	ACCSCT	261,200
WyoTech, Daytona Beach, FL	8/4/2004	T	ACCET	92,400
WyoTech, Fremont, CA	8/7/2003	T	ACCSCT	124,900
WyoTech, Laramie, WY	7/1/2002	T	ACCSCT	411,900
WyoTech, Long Beach, CA	10/1/2000	T, HC	ACCSCT	92,400
WyoTech, Sacramento, CA	1/27/2004	T	ACCSCT	248,500

Campus Support Center Offices
Santa Ana, CA				129,000
Gulfport, MS				4,800
Tampa (Online), FL				114,600
Tampa (Regional), FL				7,300
Tempe (Online), AZ				37,300
Washington, DC				2,300

Total Square Footage for U.S. Properties				4,310,100

Canadian Schools and Colleges	Opened/Acquired	Principal Curricula	Square Footage
Everest College of Business, Technology and Health Care, Barrie, Ontario	08/19/2003	HC, B, CJ, IT	14,200
Everest College of Business, Technology and Health Care, Brampton, Ontario	08/19/2003	HC, B, CJ, IT, OTH	16,400
Everest College of Business, Technology and Health Care, College Park, Ontario	08/19/2003	HC, OTH	29,000
Everest College of Business, Technology and Health Care, Hamilton (Mountain), Ontario	08/19/2003	HC, CJ	18,500
Everest College of Business, Technology and Health Care, Hamilton (City Center), Ontario	08/19/2003	B, HC, IT, CJ	7,800
Everest College of Business, Technology and Health Care, Kitchener, Ontario	08/19/2003	B, HC, CJ, IT	12,600
Everest College of Business, Technology and Health Care, London, Ontario	08/19/2003	HC, IT, B	12,200
Everest College of Business, Technology and Health Care, Mississauga, Ontario	08/19/2003	HC, B, IT, CJ, OTH	30,400
Everest College of Business, Technology and Health Care, Newmarket, Ontario	08/19/2003	HC, B, CJ, IT	14,100
Everest College of Business, Technology and Health Care, North York Ontario	08/19/2003	HC, B, CJ, OTH	17,900
Everest College of Business, Technology and Health Care, Ottawa (West-Nepean), Ontario	08/19/2003	HC, B, IT, CJ	17,400
Everest College of Business, Technology and Health Care, Ottawa (East), Ontario	08/19/2003	HC, B, IT, CJ	32,700
Everest College of Business, Technology and Health Care, Scarborough, Ontario	08/19/2003	HC, B, IT, CJ	17,500
Everest College of Business, Technology and Health Care, Sudbury, Ontario	08/19/2003	B, HC, CJ, IT	15,200
Everest College of Business, Technology and Health Care, Toronto (Central), Ontario	08/19/2003	B, IT, CJ	25,100
Everest College of Business, Technology and Health Care, Thunder Bay, Ontario	08/19/2003	HC, B, IT, CJ	10,800
Everest College of Business, Technology and Health Care, Windsor, Ontario	08/19/2003	HC, B, CJ, IT	12,400
Everest College of Business, Technology and Health Care Campus Support Center	08/19/2003		9,300

Total Square Footage for Canadian Properties			313,500

Total Square Footage for All Properties			4,623,600

(1)	OTH means “Other” and includes programs such as, travel and hospitality, video/film production, and other miscellaneous programs.
(2)	Indicates owned properties.
(3)	Accrediting Council for Continuing Education and Training
(4)	Accrediting Council for Independent Colleges and Schools
(5)	Accrediting Commission of Career Schools and Colleges
(6)	North Central Association Higher Learning Commission
(7)	Las Vegas College changed its name to Everest College, Henderson effective August 10, 2009

Marketing and Recruitment

We employ a variety of methods to attract applicants who will benefit from our programs and achieve success in their chosen careers. The methods include a variety of direct response marketing techniques to generate leads of potential applicants for our schools. Our marketing department generated approximately 2.2 million leads in the United States and Canada in fiscal 2009, primarily through television, internet, direct mail, newspaper, and yellow pages. The effectiveness of these marketing campaigns is dependent upon timely and accurate lead tracking. To that end, we operate a call center for our campuses at our main office in California, as well as an outsourced overflow call center.

The call centers are staffed by a team of operators who receive incoming calls from prospective students attracted to our programs. These trained operators enter relevant data on each prospect into our management information system during the call and then transfer the prospective student to the appropriate school.

Our marketing agencies have access to our management information database and are provided with real time information on the effectiveness of individual campaigns. This allows them to identify leads generated by specific commercials and spot times. The agencies consult with our marketing department to adjust schedules for advertisements depending on our needs and the effectiveness of the particular advertisements. Since approximately 47% of our marketing budget is spent on television and newspaper advertisements, the availability of timely and accurate lead information is critical to the leads generation process. For the year ended June 30, 2009, approximately 25% of our new student enrollments were generated through television, newspaper and yellow pages marketing, 35% were generated from the Internet, 26% were generated through referrals, 4% were generated through direct mail, and 10% were generated through a variety of other methods.

National Branding

Over the last two fiscal years we have consolidated multiple brand names to increase our company’s overall visibility and gain the marketing efficiencies associated with national advertising. As of August 10, 2009 all of our schools operated under one of two national brands, Everest or WyoTech. The Everest brand was recently developed by the Company, and WyoTech is a well-established brand in automotive training. As of August 10, 2009, 100 out of 106 schools were operating under the Everest brand, and 6 schools were operating under the WyoTech brand.

Admissions

As of June 30, 2009, we employed approximately 1,700 admissions representatives who work directly with prospective students to facilitate the admissions process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct semi-annual student satisfaction surveys at our campuses in the United States in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to train our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs, and conduct student surveys which help us ensure compliance with both government regulations and our corporate policies.

One of our objectives in the admissions process is to identify students who have the ability to succeed in our schools. The majority of prospective students must pass a standardized admissions test. Most of our colleges in the United States accept non-high school graduates who can demonstrate an ability to benefit (“ATB students”) from the program by passing certain tests which are required by the ED. We believe that ATB students can successfully complete many of our diploma programs and our colleges have demonstrated success in graduating and placing these students over the years. As of June 30, 2009, ATB students accounted for approximately 23.8% of total enrollments in our U.S. schools.

Placement

Graduate placement outcomes are critical to our colleges’ reputations and their ability to continue to successfully recruit new students. We maintain a career services department at each college and, as of June 30, 2009, employed approximately 600 individuals in this capacity. We require our career services personnel to work with students from the time they begin their courses of study until they are successfully placed in jobs for which they are trained. Our career services departments assist students with resumes, help them develop a professional demeanor, conduct practice interview sessions, and identify prospective employers for the colleges’ graduates. Overall, we believe the efforts we devote to place our graduates have achieved excellent results.

Our colleges endeavor to obtain information regarding their students’ employment following graduation. The reliability of that information depends, to a large extent, on the completeness and accuracy of the data provided to our colleges by graduates and their employers. Additionally, a dedicated team at the campus support center conducts a verification process to check the accuracy of the placement information gathered by our campuses. Based on information received from these groups of people, we believe that approximately 78.1% of our graduates in calendar year 2008 who were available for placement have been placed in a job for which they were trained by June 30, 2009 as calculated based on accrediting agency standards. The various accrediting agencies evaluate placement rates by individual institution and program, and have different requirements regarding which students are considered “available for placement.” In defining the graduate cohort group for the purpose of calculating placement rates, certain accrediting agencies may exclude, for example, graduates who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the U.S. after graduation. Where applicable, we have also excluded those graduates in our calculation of students available for placement and the graduate placement rate.

Tuition

Tuition rates for our diploma programs in the U.S. and Canada generally range from $10,000 to $30,000, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $256 to $422 per undergraduate credit hour, depending upon the program of study. Tuition for graduate programs ranges from $404 to $548 per credit hour. In addition to tuition, students may be required to purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges.

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

Campus Administration

We establish policies at our campus support center office, implement these policies, and monitor the performance of our schools through the coordination of the president and chief operating officer, the division presidents, our regional vice presidents of operations, the regional vice presidents of admissions, and their respective support staffs and through our internal audit department. The college presidents have the responsibility for the day-to-day operation of the schools. Each U.S. college generally employs the following management personnel which report to the college president:

•	an academic dean or education director;

•	an admissions director;

•	a career services director;

•	a finance director, and

•	a student accounts director (where total students enrolled justify this level of support).

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

We compete in most markets with other private, for-profit institutions offering similar programs. We believe our supportive learning environment, smaller class sizes, large national scale, our faculty, facilities, and our emphasis on student services and placement allows us to compete effectively. In addition, many of our colleges have been operating in their markets for many years, which has led to a substantial number of graduates who are working in the community and validate the quality of the colleges’ programs.

Facilities

Our campus support center office is located in Santa Ana, California and our 106 campuses as of June 30, 2009, are located in 24 states and in the province of Ontario, Canada. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity at our facilities and the expected future facilities capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2005 through fiscal 2009, approximately 24% of the campuses have been relocated and an additional approximately 61% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended and has been updated to reflect solely continuing operations:

	2009	2008	2007	2006	2005
Opened
Acquired	0	0	0	0	1
Branched	0	0	0	3	5
Closed, combined or sold	0	0	2	17	12
Campuses at year end	106	106	106	108	122
Relocated	5	2	2	6	10
Enlarged or remodeled	5	10	6	12	32

All but four of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

Management and Employees

Our company is led by Jack D. Massimino, Executive Chairman of the Board, Peter C. Waller, Chief Executive Officer and Matt A. Ouimet, President and Chief Operating Officer. They are assisted by the other executive officers of the Company: Kenneth S. Ord, Beth A. Wilson, William B. Buchanan, Mark L. Pelesh, Stan A. Mortensen, Robert C. Owen, and David A. Poldoian. In addition to the executive officers, our management team includes other vice presidents and senior vice presidents who provide supervision of various functional areas and the presidents of our operating divisions. As of June 30, 2009, we had approximately 11,100 employees in the U.S. and Canada, of whom approximately 3,100 were part-time and approximately 700 were employed at or assigned to our campus support center.

Faculty

The faculty members at our colleges are industry professionals and hold appropriate credentials in their respective disciplines. We choose faculty who possess the requisite academic and experiential qualifications and who we believe will be successful in working with our students and encourage them to pursue professional development activities to enhance their functional and classroom skills. We believe the skill and dedication of our faculty is critical to the academic and professional success of our students. As of June 30, 2009, we employed approximately 4,600 faculty in the United States and Canada, approximately 1,460 of whom were full-time employees. Faculty represents approximately 41% of our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of August 24, 2009, as well as other “significant employees” of the Company as defined under Item 401(c) of Regulation S-K:

Names	Ages	Positions
Jack D. Massimino	60	Executive Chairman of the Board
Peter C. Waller	55	Chief Executive Officer
Matt A. Ouimet	51	President and Chief Operating Officer
Kenneth S. Ord	63	Executive Vice President and Chief Financial Officer
Beth A. Wilson	57	Executive Vice President, Operations
William B. Buchanan	43	Executive Vice President, Marketing
Mark L. Pelesh	55	Executive Vice President, Legislative and Regulatory Affairs
Stan A. Mortensen	42	Executive Vice President, General Counsel and Corporate Secretary
Robert C. Owen	48	Senior Vice President and Chief Accounting Officer
David A. Poldoian	56	Chief Business Development Officer

Jack D. Massimino, became our Executive Chairman of the Board in July 2009. He served as Chief Executive Officer of the company from November 2004 through June 2009. In addition, he was Chairman of the Board from August 2008 through June 2009. He was previously a member of the Board of Directors and a member of the Audit and Compensation Committees of the Board. Prior to joining our company, Mr. Massimino was retired and managed his personal investment portfolio. Previously, he was President and Chief Executive Officer of Talbert Medical Management Corporation, a publicly traded physician practice management company from 1995 through late 1997. Prior to his association with Talbert, Mr. Massimino was Executive Vice President and Chief Operations Officer of FHP International Corporation, a multi-state, publicly-traded HMO, with revenues of approximately $4 billion at the time of his service. He also served in other executive positions after joining FHP in 1988, including Senior Vice President and Vice President, Corporate Development. Prior to such time, Mr. Massimino held other executive positions in the healthcare field starting in the mid-1970’s. He received a Bachelor of Arts in Psychology from California Western University and earned a Master’s Degree in Management from the American Graduate School for International Management.

Peter C. Waller, became our Chief Executive Officer in July 2009. Mr. Waller served as President and Chief Operating Officer of Corinthian from February 2006 through June 2009. Mr. Waller has a 30-year career that includes expertise in marketing, operations and finance. Prior to joining the Company, he served as CEO and then as Executive Partner at ThreeSixty Sourcing, Inc. from 2001 to 2006. Previously he was President of Taco Bell from 1997 to 2000. He first joined Taco Bell in 1996. Prior to his experience at Taco Bell, Mr. Waller spent six years at Kentucky Fried Chicken of PepsiCo where he went from Managing Director for Western Europe, to Marketing Director for the South Pacific based in Sydney, Australia, and finally, to Chief Marketing Officer for KFC in the United States. He began his marketing career in 1975 at Procter and Gamble, United Kingdom, serving as a brand manager in the personal care products category and was later recruited to Gillette in 1981. Mr. Waller holds a Master of Arts degree in Modern History from St. Catherine’s College of Oxford University.

Matt A. Ouimet, became our President and Chief Operating Officer in July 2009. Mr. Ouimet joined Corinthian in January 2009 as Executive Vice President, Operations. Prior to joining Corinthian, Mr. Ouimet served as President, Hotel Group for Starwood Hotels & Resorts Worldwide, one of the world’s largest hotel and leisure companies. Prior to his association with Starwood, Mr. Ouimet served in a number of key roles of increasing responsibility between 1989 and 2006 at Walt Disney Parks and Resorts. Between 1998 and 2006, Mr. Ouimet held the executive positions of President, Disney Cruise Line; Senior Vice President, New Business Development; and President, Disneyland Resort. Mr. Ouimet holds a Bachelor of Science degree in Accounting from Binghamton University in New York.

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

Stan A. Mortensen has served as our Executive Vice President, General Counsel and Corporate Secretary since May 2009. Prior to his appointment as Executive Vice President, Mr. Mortensen served as our Senior Vice President, General Counsel and Corporate Secretary from August 2002, and as Vice President, General Counsel and Corporate Secretary starting in January 2000. Prior to that time, Mr. Mortensen was an attorney at the law firm of O’Melveny & Myers LLP from 1997 through 1999, where his practice focused on securities law, corporate finance, mergers and acquisitions, and general corporate matters. From 1994 through 1996, Mr. Mortensen was an attorney at the law firm of Robins, Kaplan, Miller & Ciresi, where his practice focused on commercial litigation. Mr. Mortensen received a Juris Doctorate and a Bachelor of Arts in Political Science from Brigham Young University.

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

In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the “HEA”), and the regulations issued thereunder by the Department of Education (“ED”), subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA (“Title IV”). Under the HEA, regulatory authority is divided among each of the following components: (i) the federal government, which acts through the ED; (ii) the accrediting agencies recognized by the ED; and (iii) state higher education regulatory bodies. Among other things, the HEA and ED regulations require each of our U.S. institutions to: (i) maintain a rate of default by its students on federally guaranteed loans that are below a specified rate; (ii) limit the proportion of its revenue (on a cash basis) derived from the Title IV programs; (iii) comply with certain financial responsibility and administrative capability standards; (iv) prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or the award of financial aid; and (v) achieve prescribed completion and placement outcomes for short-term programs. The regulations, standards and policies of the regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations or standards could have material consequences for our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs and costs of doing business.

The HEA is required to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the HEA, called the Higher Education Opportunity Act (“HEOA”), made significant changes to the requirements governing the Title IV Programs, including changes that, among other things:

•	revised the calculation of “cohort default rates” regarding federally guaranteed student loans and the threshold rate at which sanctions will be imposed against an institution;

•

adjusted the types of revenue that an institution is deemed to have derived from Title IV Programs for purposes of complying with the “90/10 Rule,” and modified the sanctions imposed on an institution that derives too much revenue from Title IV Programs;

•	Increased the annual maximum amount and availability of Pell grants;

•	regulated the relationship between institutions and lenders that make education loans;

•	increased the type and amount of information that an institution must disclose to current and prospective students and the public; and

•	increased the types of policies and practices that an institution must adopt and follow.

In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. In May 2008, the U.S. Congress enacted the Ensuring Continued Access to Student Loans Act of 2008 (“Continued Access Act”) which, among other things:

•	increased the annual and total amount of certain Title IV Program loans that students can receive;

•	expanded student eligibility for, and potentially increased the amount of funds available to fund grants under, certain Title IV Programs; and

•	expanded parent eligibility and created payment deferment options for parent loans under the Title IV Programs.

In February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (“American Recovery Act”) which, among other things, further increased the annual amount of funds available to fund grants under the Pell program.

We estimate that during fiscal 2009 approximately 85% of our students in the U.S. received some federal Title IV financial aid. For fiscal 2009, approximately 88.9% of our net U.S. revenues (on a cash basis) were derived from federal Title IV programs. For purposes of calculating compliance with the 90/10 Rule under the HEOA, an institution is permitted, for a limited period of time, to (i) count as non-Title IV program revenue the additional $2,000 of Stafford loans that became available starting in July 2008 under the Continued Access Act, and (ii) include more revenue derived from non-Title IV Programs, such as revenue from institutional loans under certain circumstances. The ability of institutions to count the additional $2,000 of Stafford loans as non-Title IV revenue expires on July 1, 2011; the ability of institutions to count institutional loans as non-Title IV revenue expires July 1, 2012. Under these modified 90/10 calculations for the 2009 fiscal year, the Company derived approximately 81.3% of its net U.S. revenue (on a cash basis) from Title IV Programs.

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

The ED regulations define an institution as a main campus and its additional locations, if any. As defined by the ED, our main campuses that have additional locations in the U.S. are as follows:

Main Campus(1)	Additional Locations
Everest College, Seattle, WA	Everest College, Fife, WA Everest College, Vancouver, WA Everest College, Tigard, OR
Everest College, Alhambra, CA	Everest Institute, Chelsea, MA
Everest College, Bremerton, WA	Everest College, Everett, WA Everest College, Tacoma, WA Everest College, St. Louis, MO

Main Campus(1)	Additional Locations
Everest College, Colorado Springs, CO	Everest College, McLean, VA
Everest College, Gardena, CA	Everest Institute, Norcross, GA
Everest College, Ontario, CA	Everest Institute, Columbus, OH Everest Institute, Jonesboro, GA
Everest College, Phoenix, AZ	Everest College, Mesa, AZ
Everest College, Portland, OR	Everest College, Vancouver, WA Everest College, Dallas, TX Everest Institute, Silver Springs, MD
Everest College, Renton, WA	Everest College, Lynnwood, WA Everest Institute, Houston (Bissonnet), TX
Everest College, Reseda, CA	Everest Institute, Marietta, GA
Everest College, Salt Lake City, UT	Everest College, Fort Worth, TX
Everest College, San Francisco, CA	Everest College, Chicago, IL
Everest College, Skokie, IL	Everest College, Burr Ridge, IL
Everest College, Springfield, MO	Everest College, Ontario Metro, CA
Everest College, Thornton, CO	Everest College, Aurora, CO Everest College, Arlington, VA
Everest Institute, Brighton, MA	Everest College, North Aurora, IL
Everest Institute, Cross Lanes, WV	Everest Institute, Dekalb, GA Everest Institute, Eagan, MN
Everest Institute, Grand Rapids, MI	Everest Institute, Kalamazoo, MI Everest College, Merrillville, IN
Everest Institute, Kendall, FL	Everest Institute, Ft. Lauderdale, FL
Everest Institute, Miami, FL	Everest Institute, Hialeah, FL
Everest Institute, Newport News, VA	Everest Institute, Chesapeake, VA
Everest Institute, Rochester, NY	Everest College, Arlington (Mid-Cities), TX
Everest Institute, San Antonio, TX	Everest Institute, Houston (Greenspoint), TX Everest Institute, Houston (Hobby), TX
Everest Institute, Southfield, MI	Everest Institute, South Plainfield, NJ Everest Institute, Dearborn, MI Everest Institute, Detroit, MI Everest Institute, Austin, TX
Everest University, Largo, FL	Everest University, Lakeland, FL Everest University, Jacksonville, FL
Everest University, Orlando (North), FL	Everest University, Melbourne, FL Everest University, Orlando (South), FL
Everest University, Pompano Beach, FL	Everest College, Merrionette Park, IL
Everest University, Tampa, FL	Everest University, Brandon, FL Everest University, Orange Park, FL
WyoTech, Fremont, CA	WyoTech, Oakland, CA
WyoTech, Laramie, WY	WyoTech, Blairsville, PA WyoTech, Sacramento, CA
WyoTech, Long Beach, CA	Everest College, City of Industry, CA Everest College, West Los Angeles, CA

(1)	The above list includes only those main campuses which have one or more branch locations.

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

Accrediting Agency	Number of Schools Accredited	% of Total Schools
Accrediting Commission of Career Schools and Colleges (ACCSCT)	43	48%
Accrediting Council for Independent Colleges and Schools (ACICS)	39	44%
Accrediting Council for Continuing Education and Training (ACCET)	5	6%
Higher Learning Commission of North Central Association of Schools and Colleges (HLC\NCA)	2	2%

Total U.S. Schools	89	100%

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

In a letter received from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in San Jose, CA. In letters received from ACCSCT dated June 8, 2008, September 15, 2008, and March 11, 2009, San Jose was continued on show cause. In a letter dated August 13, 2009, from ACCSCT the Company was informed that it had voted to vacate the show cause order and grant Everest College, San Jose renewal of accreditation for a period of five years going forward from January 2008.

        On May 1, 2009, the Company received notification from the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) that the Company’s Everest College-Phoenix campus (including its branch campus in Mesa, Arizona and its online operations) had been placed on probation. At June 30, 2009, the combined enrollment for these operations was 4,381 students and combined revenue was approximately 5.1% of the Company’s total net revenues from continuing operations for the fiscal year ended June 30, 2009. The probation action appears to be primarily related to questions about the institution’s autonomy as it relates to Corinthian’s ownership and control of the institution. The institution has recently made numerous changes to its governance and structure to comply with HLC’s accreditation criteria and is committed to continuing this process to resolve HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. If the problems have been addressed and the institution otherwise meets HLC’s Criteria for Accreditation, the probation will be removed at HLC’s October 2010 meeting. Although the Company cannot predict the outcome of this matter with certainty, it is confident it will be able to satisfy HLC’s accreditation criteria. However, since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College - Phoenix to satisfactorily resolve its probation with HLC could have a material adverse effect on our business, results of operation and financial condition.

Supplemental Reports. As of June 30, 2009, fourteen of our colleges were on reporting to their respective accrediting agencies, primarily with respect to the completion, retention, and/or placement rates of their students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

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

Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years. On July 31, 2008, Congress passed the HEOA, which reauthorized and made numerous changes to the HEA and its programs. President Bush signed the HEOA on August 14, 2008. The HEA, as reauthorized and amended by the HEOA, continues the access of our institutions and students to Title IV funds. In addition, changes made to the HEA will affect how our institutions comply with the requirement that they receive a certain proportion of their revenue from other than the Title IV programs and with the cohort default rate requirement. Prior to the enactment of the HEOA, changes made by Congress have expanded the access of our students and institutions to Title IV funds by increasing loan limits for first and second year students and lifting restrictions on on-line education programs and students.

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

Pell. Pell grants are the primary component of the Title IV Programs under which the ED makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 2008-2009 award year, the maximum Pell grant increased to $4,731. Amounts received by students enrolled in our institutions in the 2008-2009 award year under the Pell program equaled approximately 23.3% of our U.S. net revenue (on a cash basis). Effective July 1, 2009, the maximum Pell grant increased to $5,350.

FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2008-2009 award year, our contribution was met by approximately $2.33 million in funds from our institutions, funds from state scholarships and grants, and funds from foundations and other charitable organizations. Amounts received by students in our institutions under the federal share (including the FSEOG match) of the FSEOG programs in the 2008-2009 award year equaled approximately 0.8% of our U.S. net revenue (on a cash basis).

FFEL AND FDL. The FFEL program consists of Stafford Loans, which are subsidized (government pays the interest while the student is in school and during a six-month grace period) and unsubsidized, and PLUS loans, which are made available to parents of students classified as dependents. Under the William D. Ford Federal Direct Loan (“FDL”) program, students may obtain loans directly from the ED rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. Under the Stafford Loan program, during fiscal years 2008 and 2009, students may borrow up to $3,500 for the first academic year, $4,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years in subsidized loans. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Students who are classified as independent, and dependent students whose parents are unable to obtain PLUS loans, can increase their borrowing limits and receive additional unsubsidized Stafford loans. During fiscal years 2008 and 2009, students could obtain an additional $4,000 in unsubsidized loans for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Effective July 1, 2008, such students may obtain an additional $6,000 in unsubsidized loans for each of the first and second academic years, and an additional $7,000 for subsequent academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in our institutions under the Stafford program in the 2008-2009 award year equaled approximately 60.7% of our U.S. net revenue (on a cash basis). Amounts received by students in our institutions under the PLUS program in the 2008-2009 award year equaled approximately 3.9% of our U.S. net revenue (on a cash basis).

Our schools and their students use a wide variety of lenders and guaranty agencies and have generally not experienced difficulties in identifying lenders and guaranty agencies willing to make federal student loans. However, Congress has made changes to the terms and conditions under which lenders participate in the Title IV loan programs and make alternative private loans. These changes, as well as conditions in the credit markets, could affect the willingness of lenders to participate in the FFEL program and the availability of loans to our students to finance their education and their ability to pay our tuition and fees. Negative credit market conditions have already negatively affected the willingness of lenders to make alternative private loans to our students.

Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each award year, with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate a financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the ED. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2008-2009 award year, we collected approximately $2.7 million from our former students in repayment of Perkins loans. In the 2008-2009 award year, we had no required matching contribution. The Perkins loans disbursed to students in our institutions in the 2008-2009 award year equaled approximately 0.2% of our U.S. net revenue (on a cash basis). Congress is currently considering legislative proposals to make major changes to the Perkins program. We cannot predict whether these proposals will be enacted and if they will be beneficial to our students.

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

Federal Oversight of the Title IV Programs in the U.S.

The substantial amount of federal funds disbursed through the Title IV Programs, coupled with the large numbers of students and institutions participating in those programs, have led the U.S. Congress to require the ED to engage in a substantial level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to the ED both an audit by an independent accounting firm of that institution’s compliance with the Title IV Program requirements, and audited financial statements. The ED also conducts compliance reviews, which include on-site evaluations, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the ED conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions’ compliance with Title IV Program requirements. As a result, each participating institution, including each of our U.S. institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs. In addition, the ED periodically revises its regulations and changes its interpretation of existing laws and regulations. ED is currently considering proposed changes to its regulations as a result of the HEOA. It has also recently announced its intention to review certain of its existing regulations to ensure the integrity of the Title IV programs.

Cohort Default Rates. A significant requirement imposed by Congress is a limitation on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an “excessive” rate (“Cohort Default Rates”). Many institutions, including all of our institutions within the U.S., have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their federally guaranteed loans in a timely manner. Currently, an institution’s Cohort Default Rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Under the HEOA a separate calculation will be performed that will add an additional federal fiscal year of borrowers’ repayment performance. An institution that participates in both the FFEL and FDL programs receives a single “weighted average” Cohort Default Rate in place of an FFEL or FDL Cohort Default Rate. Any institution whose Cohort Default Rate equals or exceeds 25% for any one of the three most recent federal fiscal years under the current method of calculation may be found by the ED to lack administrative capability, and on that basis, placed on provisional certification status for up to three years. Provisional certification status does not limit an institution’s access to Title IV Program funds but does subject that institution to closer review by the ED and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Provisional certification may also impede an institution’s ability to grow by limiting its ability to add new programs and locations. Any institution whose Cohort Default Rates equal or exceed 25% for three consecutive years under the current calculation may lose eligibility to participate in the FFEL or FDL and the Pell grant programs for the remainder of the federal fiscal year in which the ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. Pursuant to the HEOA, this percentage will increase to 30% after three years of Cohort Default Rates calculated with the additional federal fiscal year are available, and then become applicable to the imposition of sanctions. In addition, an institution whose Cohort Default Rate for any federal fiscal year exceeds 40% may have its eligibility to participate in the FFEL or FDL programs limited, suspended or terminated. Since the calculation of Cohort Default Rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or servicers), as well as the ED, the HEA provides a formal process for the review and appeal of the accuracy of Cohort Default Rates before the ED takes any action against an institution based on such rates.

We monitor our students’ repayment obligations and have engaged a professional default management firm to assist us in managing the Cohort Default Rates at our U.S. institutions. We believe that professional default management services can continue to assist us in managing these Cohort Default Rates.

The following table sets forth the final Cohort Default Rates for our institutions included within total operations of the Company as of June 30, 2009 in the U.S. for federal fiscal years 2006, 2005 and 2004, and the draft rates for 2007:

Institution	2007(2)	2006	2005	2004
Everest College, Seattle, WA (Fife and Vancouver, WA, and Tigard, OR) (1)	10.5%	9.0%	5.3%	5.3%
Everest College, Alhambra, CA (Everest Institute, Chelsea, MA) (1)	14.0%	12.2%	10.2%	11.8%
Everest College, Anaheim, CA	9.9%	9.6%	7.7%	8.5%
Everest College, Colorado Springs, CO (McLean, VA) (1)	16.1%	12.5%	11.3%	8.6%
Everest College, Gardena, CA (Everest Institute, Norcross, GA) (1)	18.3%	14.1%	10.5%	10.2%
Everest College, Hayward, CA (combined with former New Orleans, LA Campus) (1)	14.7%	16.1%	8.4%	8.9%
Everest College, Henderson, NV (1), (3)	15.7%	16.2%	13.0%	16.3%
Everest College, Los Angeles, CA	17.0%	15.0%	17.7%	5.4%
Everest College, Ontario, CA (Columbus, OH and Jonesboro, GA)	13.3%	16.6%	12.1%	6.7%
Everest College, Phoenix, AZ (Mesa, AZ)	13.3%	10.5%	13.2%	9.5%
Everest College, Bremerton, WA (Everett, and Tacoma, WA and St. Louis, MO) (1)	13.5%	12.4%	9.6%	9.0%
Everest College, Portland, OR (Vancouver, WA, and Dallas, TX; Everest Institute, Silver Spring, MD) (1)	18.9%	15.0%	14.5%	13.5%
Everest College, Renton, WA (Lynnwood, WA; Everest Institute, Bissonnet, TX) (1)	17.0%	12.4%	6.4%	7.4%
Everest College, Reseda, CA (Marietta, GA)	12.0%	17.4%	9.6%	8.4%
Everest College, Salt Lake City, UT (Fort Worth, TX)	17.9%	12.0%	14.9%	16.4%
Everest College, San Bernardino, CA	20.1%	13.8%	14.2%	13.0%
Everest College, San Francisco, CA (Chicago, IL) (1)	15.6%	12.5%	11.3%	9.4%
Everest College, San Jose, CA	10.2%	12.8%	10.5%	12.5%
Everest College, Skokie, IL (Burr Ridge, IL) (1)	11.9%	9.5%	8.4%	9.4%
Everest College, Springfield, MO (Ontario Metro, CA) (1)	17.2%	16.9%	15.0%	12.6%
Everest College, Thornton, CO (Aurora, CO, and Arlington, VA) (1)	19.9%	17.0%	14.4%	14.3%
Everest College, Torrance, CA	12.4%	11.3%	6.1%	8.6%
Everest Institute, Brighton, MA (Everest College, North Aurora, IL)	13.5%	10.1%	12.5%	9.2%
Everest Institute, Cross Lanes, WV (Dekalb, GA and Eagan, MN) (1)	15.0%	15.5%	13.7%	15.4%
Everest Institute, Grand Rapids, MI, (Kalamazoo, MI, and Everest College, Merrillville, IN) (1)	12.8%	9.8%	8.6%	8.3%
Everest Institute, Kendall, FL (Ft. Lauderdale, FL) (1)	20.4%	13.6%	4.0%	11.8%
Everest Institute, Miami, FL (Hialeah, FL) (1)	18.3%	13.0%	4.5%	12.9%
Everest Institute, Newport News, VA (Chesapeake, VA) (1)	14.6%	15.7%	13.6%	14.1%
Everest Institute, Pittsburgh, PA	20.1%	16.9%	15.3%	11.7%
Everest Institute, Rochester, NY (Everest College, Arlington (Mid Cities), TX) (1)	21.7%	17.6%	15.9%	13.2%
Everest Institute, San Antonio, TX (Greenspoint, and Hobby, TX) (1)	22.6%	18.9%	7.8%	17.5%
Everest Institute, Southfield, MI (Dearborn and Detroit, MI, Austin, TX, and South Plainfield, NJ) (1)	18.7%	15.3%	14.8%	14.5%
Everest University, Largo, FL (Lakeland and Jacksonville, FL) (1)	18.9%	12.4%	10.2%	11.4%
Everest University, Orlando (North), FL (Orlando (South), and Melbourne, FL) (1)	13.5%	8.4%	8.3%	12.4%
Everest University, Pompano Beach, FL (Everest College, Merrionette Park, IL)	12.3%	5.8%	3.1%	9.9%
Everest University, Tampa, FL (Brandon and Orange Park, FL) (1)	12.4%	9.7%	11.4%	13.3%
WyoTech, Daytona Beach, FL	7.0%	6.6%	7.8%	14.3%
WyoTech, Fremont, CA (Oakland, CA) (1)	14.0%	11.8%	11.6%	14.2%
WyoTech, Laramie, WY (Sacramento, CA and Blairsville, PA) (1)	5.1%	3.5%	2.5%	3.7%
WyoTech, Long Beach, CA (Everest College, West Los Angeles and City of Industry, CA) (1)	17.4%	15.9%	16.6%	13.6%
Consolidated Average Cohort Default Rate	15.2%	12.8%	10.5%	11.6%

(1)	Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.
(2)	Rates are based on the draft Cohort Default Rates issued in February 2009, and are subject to change when final rates are calculated.
(3)	Las Vegas College changed to Everest College effective August 10, 2009

Generally ED publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. The preliminary rates are subject to review by the institution, after which the DOE publishes final cohort default rates in the following September. On that schedule, the Company expects ED to publish draft cohort default rates for the students who entered repayment between October 1, 2007 and September 30, 2008 (the “2008 Cohort”) in February 2010. The Company monitors on an ongoing basis the preliminary data about cohorts which are in the process of repayment.

Although the draft cohort default rates for the 2008 Cohort are not yet available, the Company has received preliminary data from its guaranty agencies about defaults that have already occurred. This data shows the negative impact of the ongoing recession on the 2008 Cohort. Given the data the Company has received thus far, we expect some of our institutions to exceed the 25% limitation for the 2008 Cohort, but we do not expect the affected schools to exceed the threshold for three consecutive years.

In addition, if an institution’s Cohort Default Rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Twelve of our institutions have Perkins program Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 2007/2008 federal award year, the most recent year for which such rates have been calculated. Of the twelve, only two have provisional certification status, of which only one was due to a high Perkins Cohort Default Rate. During fiscal 2009, Perkins loans amounted to a very small percentage of the total cash revenues of the corporation but were still a useful funding source for those schools that participate and make use of those funds. The Perkins program Cohort Default Rates for these institutions generally range from less than 10% to the mid-fifties. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

In addition to the efforts of our outside professional default management firm, each of our campuses has adopted an internal student loan default management plan. Those plans emphasize to students the importance of meeting loan repayment requirements and provide for extensive loan counseling, along with methods to increase student persistence and completion rates and graduate employment (placement) rates. The professional default management firm initiates regular contact with the student upon receipt of delinquency notification from the guarantee agencies and continues this activity through the entire cohort period. The colleges continue to work with the default management firm to maintain accurate and up-to-date information on address changes, marital status changes, or changes in circumstance that may allow the student to apply for deferments. These activities are all in addition to the loan servicing and collection activities of FFEL lenders and guarantee agencies.

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

From time to time certain of our institutions have been the subject of program reviews by ED. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, our campuses in Fremont, CA, Reseda, CA, Tampa, FL (including its additional locations in Orange Park and Brandon, FL and its online operations), and Gardena, CA, and the online operations of the Phoenix campus, located in Tempe, AZ, were the subject of ED program reviews. We have received Final Determination Letters regarding ED’s program review at the Reseda, CA campus, the Gardena, CA campus, the Tampa campuses and the Tampa online operations, all of which contained no material adverse findings and imposed no fines, penalties, or other liabilities. We are continuing to cooperate with all of the outstanding reviews. Program reviews may often be unresolved for several months or years with little or no communication from ED. We do not believe that any of our currently pending program reviews with the ED are reasonably likely to have a material adverse effect on the Company. However, if the ED were to make significant findings of non-compliance by any of our schools in any ongoing or future program review, it could have a material adverse effect on our business, results of operations or financial condition.

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

For fiscal 2009, our calculations reflect that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. For purposes of performing such calculations on an individual school basis, the Company makes certain allocations of corporate cash to the individual campuses. Also, our Company, on a consolidated basis, meets the requirements with the composite score of 2.6.

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

Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution that has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, we currently have outstanding letters of credit in the aggregate amount of approximately $2.3 million because of late refunds at 6 of our institutions. There can be no assurance that, upon review by the ED, we will not be required to post additional letters of credit in favor of the ED on behalf of the affected colleges.

Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control, including all of the institutions that we have acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the ED and to summary adverse action for violations of Title IV Program requirements and may be impeded in expanding, but provisional certification does not otherwise limit an institution’s access to Title IV Program funds. Institutions can also be placed on provisional certification primarily as a result of late refunds, financial aid audit findings and other miscellaneous matters. As of June 30, 2009, none of our institutions were on provisional certification due to their change in ownership, while 8 institutions covering 22 campuses were on provisional certification for other reasons.

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

Generally, if an institution is eligible to participate in the Title IV Programs and adds an educational program after it has been designated as an eligible institution, the institution must apply to the ED to have the additional program designated as eligible. However, an institution is not obligated to obtain ED approval of an additional program that leads to an associate’s, bachelor’s or master’s degree and the institution has already been approved to offer programs at that degree level or that prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Further, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that at least 70% of all students who enroll in such programs complete them within a prescribed time and at least 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of our campuses offer such short-term programs in compliance with ED regulations. Students enrolled in such programs represent a small percentage of the total enrollment at our campuses. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV programs without the ED’s express approval, the institution would likely be required to repay the Title IV program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our campuses also have requirements that may, in certain instances, limit our ability to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the “ability to benefit” from the program of study. Eighty-three of our campuses admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student’s achievement of a minimum score on a test approved by the ED and independently administered in accordance with ED regulations. In addition to the testing requirements, the ED regulations prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution. None of our colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2009, ATB students represented approximately 23.8% of our total student population.

The “90/10 Rule”. Under a provision of the HEA commonly referred to as the “90/10 Rule,” a private, for-profit institution, such as each of our institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue was derived from the Title IV Programs. Prior to the enactment of the HEOA, any institution that violated the 90/10 Rule immediately became ineligible to participate in the Title IV Programs and was unable to apply to regain its eligibility until the following fiscal year. Since this requirement took effect, each of our U.S. institutions has met this requirement in each fiscal year. Under the HEOA, the 90/10 Rule has been modified to permit certain additional types of revenue, some on a temporary basis, to be counted as revenue from sources other than Title IV. In addition, the HEOA now specifies that an institution will not become ineligible until it has exceeded the 90% maximum for two consecutive fiscal years. These changes will afford our institutions additional flexibility in meeting the 90/10 Rule. The legislation, however, also provides that institutions that exceed the 90% limit may be placed on provisional certification and be subject to additional monitoring and that those which violate the 90/10 Rule will be ineligible for two fiscal years before they regain eligibility. Pursuant to the modified 90/10 calculations under the HEOA, the Company derived approximately 81.3% of its net U.S. revenue (on a cash basis) from Title IV Programs for the 2009 fiscal year. We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year.

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

Licensing/Registration. Our ability to provide private-for-profit post-secondary education and grant diplomas to graduates in Canada is regulated by Ontario government. In Ontario, the Ontario Ministry of Training, Colleges and Universities is responsible for registering and regulating private-for-profit educational institutions. The Private Career Colleges Act, 2005 (the “PCCA”) stipulates that an education provider, such as our Canadian schools, must register each of its diploma granting programs for approval as well as each of its campuses with the Ministry. Typical requirements for obtaining this registered status include the financial viability of the campus, the “integrity and honesty” of the applicant’s officers and directors, and the reasonable expectation that the program of study offered by the applicant will provide the skills requisite for employment in the vocation in which it is being trained. Registration must be renewed by the applicant annually. The Province of Ontario has the statutory power to deny, refuse to renew, suspend or revoke our registration if we are in breach of a term or condition of the registration.

Government-Sponsored Financial Aid. Financial aid programs are offered to our Canadian students by the Canadian federal government and the government of Ontario. The Province operates the provincial financial aid program for students and administers these loans in conjunction with the administration of the Canada Student Loans granted to students studying within the province. In order for students enrolled in a program of study at a private-for-profit educational institution to be eligible for public financial aid, the private-for-profit educational institution, as well as the specific program of study, must be registered in good standing under the applicable PCCA legislation in the Province. In addition, the Province typically requires that to be financial aid eligible, the specific program must be at the post-secondary level, be taught on a full-time basis, have a duration of not less than 12 weeks and lead to a diploma or certificate conferred upon the student at the completion of the program. The Province also typically requires that the private-for-profit educational institution maintain specific admissions requirements for entrance into eligible programs and retains specific documentation on each student receiving public financial aid.

Financial aid programs provide students with access to funds during their study period based on a needs assessment. The loans are administered through the National Student Loan Service Centre for the program. The funds are loaned interest-free to the student during the study period and interest begins to accrue once a student either completes his or her study or stops attending school. After six months, the student must begin repayment of his or her loan(s). During the student’s interest-free period, interest is paid by the federal and/or provincial governments to the National Student Loan Service Centre.

The Ontario government has an initiative to reduce the number of loan defaults in that province. In addition to several other facets of this initiative, the Ministry of Training, Colleges and Universities (the “Ministry”) has adopted a policy whereby the Ministry will only guarantee defaulted student loans to a certain capped amount, beyond which the applicable private career college is responsible for guaranteeing repayment. For the 2009/2010 default cohort year, we have seven Ontario locations that were required to issue a promissory note and/or collateral due to the default sharing program. If the default rate in 2012 be below 25%, no payment will be required.

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

Historically, we had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as “discount loans,” since we incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, we were not at risk for the amounts agreed to by them and the service providers but were not entitled to any proceeds collected by the service providers in excess of this amount. Therefore we had recorded this discount as a reduction to revenue.

In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds have been approximately $120.0 million and $10.0 million, for the years ended June 30, 2009 and 2008, respectively. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

Originally, we estimated that the average loan discount rate associated with this program would be approximately 50%, based upon the projected mix of students’ credit scores. Based on actual loan volume and credit score mix, we estimate the average loan discount to be approximately 55% for loans funded during fiscal year 2009 and 2008.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the year ended June 30, 2009 is a net expense of $0.6 million, associated with the Genesis notes program. The net expense reflects the costs related to servicing the loans, partially offset by interest income. In accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” we defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

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

Political and budgetary concerns can significantly affect Title IV programs and other laws and regulations governing federal and state student financial aid programs. Title IV programs are made available pursuant to the provisions of the HEA, and the HEA must be reauthorized by Congress approximately every six years. Independent of reauthorization, Congress must annually appropriate funds for Title IV programs. On July 31, 2008, Congress passed the HEOA in order to reauthorize the HEA.

The HEOA became law when President Bush signed it on August 14, 2008. Future reauthorizations or appropriations may result in numerous legislative changes, including those that could adversely affect our ability to participate in the Title IV programs and the availability of Title IV and non-Title IV funding sources for our students. Congress also may impose certain requirements upon the state or accrediting agencies with respect to their approval of our schools. Any action by Congress or ED that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our business. Legislative action also may increase our administrative costs and burdens and require us to modify our practices in order for our schools to comply fully with applicable requirements.

In September 2007, Congress passed, and the President signed, legislation which, among other things, decreased private lender and guaranty agency yields for participation in the FFEL programs, decreased student interest rates on FFEL loans, and limited repayment obligations for students who receive loans pursuant to Title IV programs. Decreased yields could discourage Title IV lenders from continuing to provide private, federally guaranteed Title IV loans to our students. The HEOA requires new notification and certification requirements to private non-Title IV program educational loans and makes them subject to the Truth in Lending Act requirements and potential liabilities, which could adversely affect private lenders’ willingness and ability to make such loans and thereby affect our students’ ability to access private student loans.

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

Prior to the enactment of the HEOA, a proprietary institution would lose its eligibility to participate in the federal student financial aid programs for a period of one year if it derived more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violated this rule immediately became ineligible to participate in federal student financial aid programs and would be ineligible to reapply to regain its eligibility until the following fiscal year. Under the HEOA, an institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years would become immediately ineligible to participate in Title IV programs and would not be permitted to reapply for eligibility until the end of two fiscal years. Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students under the FFEL program increased by $2,000 which, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from Title IV programs. The HEOA contains relief from recent increases in the availability and amount of federal aid by, among other things, for all unsubsidized Stafford loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV programs. Additionally, for the Company’s fiscal years ending on or before June 30, 2012, the HEOA permits loans made by the Company to its students to count as non-Title IV revenue when earned, not when the loans are repaid as was the case for fiscal years 2009 and prior. Based on our calculations as required by the HEOA, none of our institutions received more than 90% of its revenues, on a cash basis, in fiscal 2009, with our highest institution receiving 87.9% of its revenues, on a cash basis, from federal student financial aid programs. Pursuant to the modified calculation under the HEOA, on a consolidated basis we received 81.3% of our U.S. revenues, on a cash basis, from federal student financial aid programs in fiscal 2009. If Congress fails to extend the exclusion of the additional $2,000 of Stafford loans for periods beginning on or after July 1, 2011, or if Congress fails to extend the ability to count loans made by institutions to their students to be counted as non-Title IV revenue when earned (as opposed to when repaid) for periods beginning on or after July 1, 2012, it would adversely affect our ability to comply with the 90/10 Rule. A decrease in the availability of state grants could also adversely impact our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if their current and former students’ loan default rates on federally guaranteed student loans are too high.

Prior to the enactment of the HEOA, an institution could lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federally guaranteed student loans funded by third parties equal or exceed 25% per year for three consecutive years. For federal fiscal year 2006, the last year for which final rates have been published, default rates for our institutions range from a low of 3.5% to a high of 18.9%. For federal fiscal year 2007, the last year for which draft rates are available, the draft default rates for our institutions range from a low of 5.1% to a high of 22.6%. Draft rates are subject to revision before they become final.

ED generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. On that schedule, the Company expects ED to publish draft cohort default rates for the students who entered repayment between October 1, 2007 and September 30, 2008 (the “2008 Cohort”) in February 2010. The Company monitors on an ongoing basis the preliminary data about cohorts which are in the process of repayment. Although the draft cohort default rates for the 2008 Cohort are not yet available, the Company has reviewed preliminary data from its guaranty agencies about defaults that have already occurred. These data show the negative impact of the ongoing recession on the 2008 Cohort. Given the data the Company has received thus far, we expect some of our institutions to exceed the 25% limitation for the 2008 Cohort, but we do not expect these schools to exceed the threshold for three consecutive years.

Under the HEOA, a separate calculation will be performed that will add an additional federal fiscal year of borrowers’ repayment performance starting with the Cohort that enters repayment between October 1, 2008 and September 30, 2009. After three years of Cohort Default Rates calculated with the additional federal fiscal year are available, sanctions will be imposed if an institution has a Cohort Default Rate, under the new calculation, of more than 30% for three consecutive federal fiscal years. We review all annually published Cohort Default Rates and appeal the rates we believe are inaccurate. If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

If we do not meet specific financial responsibility ratios and tests established by the ED, our U.S. schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the ED and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the ED calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution’s financial responsibility or “composite score.” If an institution’s score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2009, our calculations show that all of our schools exceed this requirement on an individual basis and are eligible to participate in the federal student financial aid programs, with composite scores ranging from 1.5 to 3.0. On a consolidated basis, we also exceed this requirement with the composite score of 2.6. We cannot assure you that we and our institutions will continue to satisfy the numeric standards in the future.

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

In a letter received from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in San Jose, CA. In letters received from ACCSCT dated June 8, 2008, September 15, 2008, and March 11, 2009, San Jose was continued on show cause. In a letter dated August 13, 2009, from ACCSCT the Company was informed that it had voted to vacate the show cause order and grant Everest College, San Jose renewal of accreditation for a period of five years going forward from January 2008.

        On May 1, 2009, the Company received notification from the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) that the Company’s Everest College-Phoenix campus (including its branch campus in Mesa, Arizona and its online operations) had been placed on probation. At June 30, 2009, the combined enrollment for these operations was 4,381 students and combined revenue was approximately 5.1% of the Company’s total net revenues from continuing operations for the fiscal year ended June 30, 2009. The probation action appears to be primarily related to questions about the institution’s autonomy as it relates to Corinthian’s ownership and control of the institution. The institution has recently made numerous changes to its governance and structure to comply with HLC’s accreditation criteria and is committed to continuing this process to resolve HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. If the problems have been addressed and the institution otherwise meets HLC’s Criteria for Accreditation, the probation will be removed at HLC’s October 2010 meeting. Although the Company cannot predict the outcome of this matter with certainty, it is confident it will be able to satisfy HLC’s accreditation criteria. However, since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College - Phoenix to satisfactorily resolve its probation with HLC could have a material adverse effect on our business, results of operation and financial condition.

If any of our campuses were to lose their accreditation, the Company would continue to generate revenues from continuing students, but would consider teaching out these campuses as they would be significantly competitively disadvantaged compared to other schools where students are eligible to receive federal student financial aid. During any teach-out process, the Company’s revenue would decline more rapidly than operating expenses and the Company would expect to incur operating losses at those campuses. The Company could also expect to incur increased bad debt expense if students no longer have access to federal financial aid. Additionally, if the Company were to lose accreditation at one or more of its schools to which it has ascribed value for accreditation as part of purchase accounting, the Company would test the amounts it had allocated to such asset for impairment. If the estimate of the present value of these future cash flows were below the carrying values of the accreditation asset, the Company would consider its related accreditation asset to be impaired and take a charge against the amounts it had allocated to such accreditation.

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

During the past decade, we and other companies in the for-profit postsecondary education industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the Justice Department, state attorneys general, the Securities and Exchange Commission (the “SEC”), the ED, state agencies, accrediting agencies and other entities. These allegations, reviews and investigations and the accompanying adverse publicity could have a negative impact on the for-profit postsecondary education industry in general, our business and the market price of our common stock.

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

The education finance industry has experienced and may continue to experience problems that have resulted in fewer overall financing options for some of our students. Factors that could impact the general availability of loans to our students include:

•

changes in overall economic conditions or overall uncertainty or disruption in capital markets, in either case causing lenders to cease making student loans, limit the volume or types of loans made or impose more stringent eligibility or underwriting standards;

•	the financial condition and continued financial viability of student loan providers;

•

changes in applicable laws or regulations, such as provisions of the HEOA that impose new disclosure and certification requirements with respect to private educational loans, that could have the effect of reducing the availability of education financing, including as a result of any lenders choosing to provide fewer loans or to stop providing loans altogether in light of increased regulation, or which could increase the costs of student loans; or

•	determinations by lenders to reduce the number of loans, or to cease making loans altogether, to students attending or planning to attend certain types of schools, particularly for-profit schools.

The consumer credit markets in the United States have suffered over the past several years from increases in default rates and foreclosures on mortgages, which in some cases have called into question the continued financial viability of certain student loan providers and has resulted in fewer providers of student loans. Providers of federally guaranteed student loans and alternative student loans have also experienced recent increases in default rates. Adverse market conditions for consumer and federally guaranteed student loans have resulted in providers of alternative loans reducing the attractiveness and/or decreasing the availability of alternative loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. Certain private lenders have also required that we pay them new or increased fees in order to provide alternative loans to prospective students.

While we are taking steps to address the private loan needs of our students, the inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Genesis discount student loan program could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Genesis discount student loan program enables students who have exhausted all available government-sponsored or other aid and are ineligible for private loans from other financial institutions to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain criteria. Historically, we had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as “discount loans,” since we incurred a portion of the default risk related to these students’ loans by taking a discount on the disbursement.

In early 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new student lending program with a different origination and servicing provider, Genesis, who specializes in subprime credit. This new Genesis loan program has characteristics similar to our previous “discount loan” programs. Under this Genesis loan program, we pay a discount to the origination and servicing provider. As with our previous discount loan program, we record the discount as a reduction to revenue, as the collectability of these amounts is not reasonably assured. However, unlike our previous discount loan programs, under our Genesis discount loan program we have both the right and the obligation (subject to certain limitations in our agreement with Genesis), to acquire the related loans. Since we initiated the program in the fourth quarter of fiscal 2008, we have acquired all of the loans that have been originated.

Federal, state and local laws and public policy and general principles of equity relating to the protection of consumers apply to the origination, servicing and collection of the loans that we purchase under this program. Any violation of the various federal, state and local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans that we purchase or may limit our ability to collect all or part of the principal or interest on the loans that we purchase. This may be the case even if we are not directly responsible for the violations by such parties. Federal or state financial regulators also might delay or suspend the new student loan program for a variety of reasons. Additionally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the new student loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all.

For the Genesis discount loans that we acquire, we will bear the risks of collection. Therefore, even though we will record the discount as a reduction to revenue, to the extent collections are less than the net amount of revenue recorded, we may still experience increase in our allowance for doubtful accounts and our bad debt expense may increase. Factors that may impact our ability to collect these loans include general economic conditions, compliance with laws applicable to the origination, servicing and collection of loans, the quality of our loan servicers’ performance and the priority that borrowers, particularly students who did not complete or were dissatisfied with their programs of study, attach to repaying these loans as compared to other obligations. All of these factors could result in the Genesis discount loan program having a material adverse effect on our business, financial condition and results of operations.

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

We depend on key personnel, including Jack D. Massimino, Peter C. Waller, Matt A. Ouimet, Kenneth S. Ord, Beth A. Wilson, William B. Buchanan, Mark L. Pelesh, Stan A. Mortensen, Robert C. Owen and David A. Poldoian, to effectively operate our business. If any of these people left our Company and we failed to effectively manage a transition to new people, our business could suffer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our campus support center office is located in Santa Ana, California and our 106 campuses, as of June 30, 2009, are located in 24 states and in the province of Ontario, Canada. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity of our facilities and the expected future capacity of our facilities required to accommodate campus growth initiatives. From the beginning of fiscal 2005 through fiscal 2009, approximately 24% of the campuses have been relocated and an additional approximately 61% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled in each of the last five fiscal years ended and has been updated to reflect solely continuing operations:

	2009	2008	2007	2006	2005
Opened
Acquired	0	0	0	0	1
Branched	0	0	0	3	5
Closed, combined or sold	0	0	2	17	12
Campuses at year end	106	106	106	108	122
Relocated	5	2	2	6	10
Enlarged or remodeled	5	10	6	12	32

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

ITEM 3. LEGAL PROCEEDINGS

Legal Matters

In the ordinary conduct of its business, Corinthian Colleges, Inc. (“the Company”) and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students, employment-related matters, , business disputes and regulatory demands. In some of the lawsuits and arbitrations pending against the Company, including matters not presently deemed to be material and which are not disclosed below, the plaintiffs seek certification of the matter as a class action in order to represent all other “similarly-situated persons.” None of the matters currently pending against the Company in which plaintiffs seek class certification has yet been certified as a class action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters threatened or pending against the Company, including those disclosed below, will not have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on April 15, 2005, the Company received another complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Alvarez first amended and supplemental complaint named ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses, now known as Everest University, in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Satz and Travis plaintiffs seek recovery of compensatory damages and attorneys’ fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Mr. Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company is continuing to pursue its remedies against Mr. Satz related to these findings. Additionally, the Company affirmatively filed arbitration actions against Ms. Travis and approximately ninety of the Alvarez plaintiffs seeking damages for their respective breaches of their obligations to file in arbitration rather than in court, and seeking declaratory relief regarding their allegations. The arbitrator ruled against the Company in its affirmative claims against Ms. Travis. The Company has prevailed on its motions in court to dismiss the court actions and compel arbitration in both the Alvarez and Travis matters. Ms. Travis filed a motion to certify a class in her arbitration proceeding on behalf of all similarly situated persons, and the Company opposed that motion. The Company and the plaintiffs in the Alvarez and Travis matters have agreed to consolidate those actions before a single arbitrator. Following various procedural steps by the parties, on June 1, 2009, the Florida Circuit Court issued a judgment in the Company’s favor granting summary judgment, finding that FMU had not violated Florida’s Deceptive and Unfair Trade Practices Act, dismissing the common law claims against FMU and declaring FMU the prevailing party for all statutory claims. Additionally, the Court denied class certification due to the predominance of individual issues. In order to avoid the expense and uncertainty of an appeal of this dispositive judgment, the Company and all of the named plaintiffs have resolved the consolidated Alvarez and Travis matters for an amount that is immaterial to the Company’s financial position and results of operations.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni, and against the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the initial federal securities class action complaints. The Collet and Davila cases have now been consolidated into one action. A memorandum of understanding was executed by the parties resolving the Collet and Davila cases, pending court approval, for an immaterial amount of attorneys’ fees to be paid by the Company’s directors’ and officers’ insurance carrier to the plaintiffs’ lawyers, and with the Company agreeing to certain corporate governance matters. On August 6, 2009, the Court considered the parties’ motion for approval of the settlement and ordered further briefing on the fairness of the settlement and the proposed notice to shareholders.

On August 2, 2006, the Company was served with two virtually identical derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., and, Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al. The complaints were filed in the Orange County California Superior Court against David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Beth Wilson, Dennis Beal, Jack Massimino, Linda Skladany, and Hank Adler. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty and unjust enrichment by the individual defendants related to the Company’s past option grant practices. Three other similar derivative actions were filed in Federal District Court for the Central District of California, one entitled Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., the second entitled M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and the third entitled Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The federal cases allege violation of the Securities and Exchange Act of 1934, violation of the California Corporations Code, unjust enrichment and return of unearned compensation, and breach of fiduciary duties, based on similar factual allegations to the Adolph and Gunkel cases. The Pfeiffer case is filed against the same defendants as the two state court cases. The Close and Edwards cases name the following individual defendants, all of whom are current and former directors and officers of the Company: Dave Moore, Jack Massimino, Ken Ord, William Murtagh, William Buchanan, Robert Owen, Stan Mortensen, Mark Pelesh, Mary Barry, Beth Wilson, Dennis Devereux, Paul St. Pierre, Alice Kane, Terry Hartshorn, Linda Skladany, Hank Adler, Loyal Wilson and Mike Berry. The federal derivative actions have since been consolidated in federal court; the state derivative actions have also been consolidated in state court. The parties have reached a stipulated settlement in these matters, subject to court approval, in which the Company has agreed to certain corporate governance practices and the Company and its insurer have agreed to pay the plaintiffs’ lawyers attorneys’ fees. The settlement is immaterial to the Company’s financial condition and results of operations. As previously disclosed, on July 6, 2009 the United States District Court for the Central District of California preliminarily approved a settlement of the consolidated Adolf, Gunkel, Pfeiffer, and Edwards actions. A summary Notice of Pendency and Proposed Settlement of Derivative Actions describing the material terms of the settlement was previously disclosed. The settlement documentation in its entirety is available at the Company’s web site under the Investor Relations heading.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al, and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice has declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. The Company has filed a motion to dismiss the Lee complaint. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously in these matters.

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

As of June 30, 2009, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

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

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market System under the symbol “COCO.” The approximate number of holders of record of our common stock as of August 20, 2009 was 36. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

On August 20, 2009 the closing price per share of common stock was $16.61 and the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2008 and 2009, and the first quarter to date of fiscal 2010, is as follows:

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:

2008:
First Quarter	$16.51	$12.99
Second Quarter	17.80	14.49
Third Quarter	14.60	6.62
Fourth Quarter	13.35	7.55
2009:
First Quarter	$17.09	$11.69
Second Quarter	16.37	11.73
Third Quarter	21.47	14.56
Fourth Quarter	19.49	14.99
2010:
First Quarter through August 20, 2009	$16.74	$14.63

Securities Authorized for Issuance Under Equity Compensation Plans as of June 30, 2009

As of June 30, 2009, our equity compensation plans consisted of the 1998 Performance Award Plan (the “1998 Plan”), the 2003 Performance Award Plan as amended (the “2003 Plan”), the 2004 New Hire Plan (the “New Hire Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The 1998 Plan, the 2003 Plan and the ESPP have all been approved by our shareholders.

The New Hire Plan has not been approved by our shareholders. The Company’s ability to issue new stock-based awards under the New-Hire Plan was terminated as of November 17, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,292,030	(1)	$14.42	(3)	4,646,689
Equity compensation plans not approved by security holders	101,950	(2)	$16.15	(3)	—

Total	10,393,980		$14.44	(3)	4,646,689

(1)	Includes 381,121 shares to be issued upon the vesting of Restricted Stock Units (“RSUs”), for which no exercise price will be paid.
(2)	Includes 10,050 shares to be issued upon the vesting of RSUs, for which no exercise price will be paid.
(3)	For purposes of calculating weighted average exercise price, RSUs are assumed to have an exercise price of $0.

Performance Graph

The following graph shows a comparison of cumulative total returns for Corinthian, the Russell 2000 Index and an index of peer companies selected by Corinthian during the period commencing on June 30, 2004 and ending on June 30, 2009. The comparison assumes $100 was invested on June 30, 2003 in the Common Stock, the Russell 2000 Index and the peer companies selected by Corinthian and assumes the reinvestment of all dividends, if any. The companies in the peer group, all of which are education companies, are weighted according to their market capitalization. Included in the peer group are: Apollo Group Inc., Career Education Corporation, DeVry, Inc., ITT Educational Services, Inc., Lincoln Educational Services Corporation, Universal Technical Institute, Inc. and Strayer Education, Inc. The performance graph takes into account the two-for-one stock split of the Company’s common stock effected in the form of a stock dividend in March 2004.

*	$100 invested on 6/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group	Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group
6/04	100.00	100.00	100.00	1/07	52.79	139.46	68.80
7/04	75.67	93.27	88.68	2/07	56.39	138.35	72.15
8/04	45.96	92.79	83.10	3/07	55.58	139.84	71.50
9/04	54.49	97.14	80.42	4/07	55.90	142.35	77.00
10/04	58.04	99.06	74.58	5/07	59.05	148.18	81.99
11/04	70.43	107.65	89.42	6/07	65.84	146.01	89.87
12/04	76.17	110.83	91.22	7/07	54.45	136.02	87.09
1/05	77.73	106.21	89.71	8/07	56.83	139.11	88.19
2/05	69.89	108.01	84.02	9/07	64.31	141.49	91.51
3/05	63.54	104.92	85.23	10/07	66.25	145.55	113.88
4/05	57.44	98.91	82.93	11/07	70.57	135.10	106.96
5/05	62.57	105.38	86.14	12/07	62.25	135.02	95.88
6/05	51.62	109.45	88.16	1/08	34.16	125.81	102.54
7/05	55.50	116.38	87.12	2/08	32.13	121.15	77.92
8/05	51.25	114.22	88.76	3/08	29.22	121.65	62.91
9/05	53.64	114.58	79.10	4/08	45.88	126.75	81.47
10/05	50.28	111.02	78.24	5/08	51.74	132.57	79.19
11/05	48.95	116.41	85.95	6/08	46.93	122.36	76.55
12/05	47.57	115.88	76.21	7/08	63.66	126.89	92.83
1/06	51.25	126.27	73.71	8/08	53.64	131.48	92.07
2/06	52.38	125.92	70.47	9/08	60.63	121.00	85.79
3/06	58.21	132.03	74.72	10/08	57.72	95.83	96.85
4/06	60.19	132.01	76.04	11/08	65.00	84.49	104.15
5/06	55.82	124.60	72.61	12/08	66.17	89.40	102.87
6/06	58.04	125.40	70.26	1/09	75.51	79.46	110.89
7/06	54.24	121.32	67.43	2/09	79.63	69.80	100.92
8/06	48.99	124.91	65.67	3/09	78.62	76.03	105.66
9/06	43.69	125.95	66.02	4/09	62.25	87.78	90.77
10/06	49.51	133.20	59.76	5/09	62.17	90.42	86.36
11/06	52.14	136.71	62.05	6/09	68.43	91.76	101.48
12/06	55.09	137.17	62.21

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data and the balance sheet data set forth below as of and for each of the 5 years ended June 30, 2009, 2008, 2007, 2006 and 2005 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues (1)	$1,307,825	$1,068,671	$919,224	$907,815	$908,934

Operating expenses:
Educational services	753,707	625,481	528,125	507,832	499,267
General and administrative	135,747	114,938	110,654	92,677	85,327
Marketing and admissions	294,728	276,875	248,447	240,373	215,466
Impairment, facility closing, and severance charges	4,378	6,603	9,693	4,170	18,165

Total operating expenses	1,188,560	1,023,897	896,919	845,052	818,225

Income from operations	119,265	44,774	22,305	62,763	90,709
Interest income	(1,763)	(3,376)	(6,244)	(5,772)	(3,397)
Interest expense, net	2,715	1,793	2,811	3,162	4,209
Other (income) expense, net	1,170	(1,387)	(1,039)	(1,137)	160

Income before provision for income taxes	117,143	47,744	26,777	66,510	89,737
Provision for income taxes	46,015	14,879	9,950	24,025	33,501

Income from continuing operations	71,128	32,865	16,827	42,485	56,236
(Loss) income from discontinued operations, net of tax	(2,368)	(11,598)	(9,595)	(1,003)	2,187

Net income	$68,760	$21,267	$7,232	$41,482	$58,423

Income per common share—basic:
Income from continuing operations	$0.82	$0.39	$0.19	$0.48	$0.62

(Loss) income from discontinued operations	$(0.02)	$(0.14)	$(0.11)	$(0.01)	$0.02

Income per common share—diluted:
Income from continuing operations	$0.81	$0.39	$0.19	$0.47	$0.61

(Loss) income from discontinued operations	$(0.02)	$(0.14)	$(0.11)	$(0.01)	$0.02

Weighted average number of common shares outstanding:
Basic	86,121	84,954	85,887	88,627	90,678

Diluted	87,517	86,013	87,097	89,973	92,760

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$198,677	$13,613	$38,804	$118,714	$127,925
Investing activities	(48,794)	(36,568)	(27,095)	(51,588)	(127,890)
Financing activities	(21,420)	(44,914)	51,122	(89,829)	11,153
Capital expenditures	(49,525)	(54,880)	(70,977)	(56,054)	(76,556)
Number of colleges/training centers at end of period	106	106	106	108	122
Student population at end of period	86,088	69,211	61,332	59,924	61,439
Starts during the period (2)	117,352	100,210	88,699	86,521	89,490
Balance Sheet Data:
Cash and cash equivalents	$160,276	$32,004	$99,789	$36,805	$57,863
Marketable securities	—	—	15,000	55,900	41,375
Working capital	107,948	83,314	124,563	74,342	105,108
Total assets	798,871	695,966	737,976	670,006	674,572
Long-term debt, net of current portion	13,895	62,491	112,913	31,402	54,243
Long-term capital lease obligations, net of current portion	14,189	14,689	15,141	14,151	12,198
Total stockholders’ equity	$517,668	$422,022	$385,422	$399,528	$410,825

(1)	Represents student tuition and fees and bookstore sales, net of refunds.
(2)	Represents the new students starting school during the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

Background and Overview

As of June 30, 2009, we operated 106 colleges with 86,088 students in 24 states and the province of Ontario, Canada. During the fiscal year ended June 30, 2009, the Company had net revenues of $1,307.8 million. Our revenues consist principally of student tuition and fees and are presented as net revenues after adjustments for refunds related to students who do not complete their courses. We recognize revenues pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program.

Net revenues from continuing operations increased 22.4% to $1,307.8 million in 2009 from $1,068.7 million in 2008. The increase is primarily due to a 15.1% increase in the average student population and a 6.3% increase in the average revenue rate per student during the period. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts typically occur several times per month in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional “mini-start” in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level (diploma, associate’s, bachelor’s or master’s degree) and the specific curriculum. The majority of students at our colleges rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, insurance/self-insurance, goodwill and intangible assets, deferred taxes, discontinued operations, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

Our critical accounting estimates are those which we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates is as follows:

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience and consideration of the current economic environment. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 27.8% to 30.8% or $25.4 million to $28.1 million would result in a decrease in pre-tax income of $2.7 million for the year ended June 30, 2009. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 41.3% to 44.3% or $29.2 million to $31.3 million would result in a decrease in pre-tax income of $2.1 million for the year ended June 30, 2009.

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

However, if an institution’s former students’ default rate on guaranteed loans (Cohort Default Rate) equals or exceeds 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. Our institutions’ Cohort Default Rates act as a gatekeeper to their eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federally guaranteed loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels. Rather, if the Cohort Default Rates at a particular institution exceed 25% for three consecutive years under current calculations, the institution’s students may lose eligibility to receive federal student financial aid. Under the HEOA, a separate calculation will be performed that will add an additional federal fiscal year of borrowers’ repayment performance. This percentage will increase to 30% after three years of Cohort Default Rates calculated with the additional federal fiscal year are available, and then become applicable to the imposition of sanctions.

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

Discontinued Operations. During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. We believe that the campus meets the criteria necessary for such an entity to qualify as assets held for sale under the specific provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). During the fourth quarter of fiscal 2009, the Company sold the capital assets of WyoTech Oakland for $0.2 million. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of income for all periods presented. The Company expects to have no significant continuing involvement with these entities.

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

Additionally, during the fourth quarter of fiscal 2009 and 2008, the Company recorded an additional reserve of approximately $0.9 million and $2.2 million (net of tax), respectively, taken against receivables related to the Atlanta campus.

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The schools were sold in fiscal year 2008. Accordingly, the results of operations of the campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, we recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of our campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI Schools). The Company expects to have no significant continuing involvement with these entities.

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

Deferred Taxes. We currently have deferred income tax assets which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income offset by deferred income tax liabilities. We evaluate the realizability of our deferred income tax assets annually. In addition, we review our income tax filing positions quarterly and update our tax contingency reserves as necessary under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), adopted during fiscal year 2008. See Note 9—Income Taxes.

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

On January 2, 2003, we acquired substantially all of the assets of Learning Tree University, Inc. and LTU Extension, Inc., which operated two training centers in southern California, for approximately $3.3 million in cash, plus the possibility of an additional $2.0 million if the acquired operations achieved certain operating performance targets. We closed the two LTU training centers in May 2004.

On August 1, 2003, we acquired all of the outstanding stock of Career Choices, Inc., which operated 10 campuses in California, Washington and Oregon, for approximately $56.3 million, financed through a combination of available cash and borrowings from our credit facility. We combined one of the campuses in Washington with other campuses in close proximity in June 2004. Additionally, in the fourth quarter of fiscal 2008 the Company completed the teach-out of its Everett, WA campus.

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

Results of Operations

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. We believe that the campus meets the criteria necessary for such an entity to qualify as assets held for sale under the specific provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). During the fourth quarter of fiscal 2009, the Company sold the capital assets of WyoTech Oakland for $0.2 million. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of income for all periods presented. The Company expects to have no significant continuing involvement with these entities.

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

Additionally, during the fourth quarter of fiscal 2009 and 2008, the Company recorded an additional reserve of approximately $0.9 million and $2.2 million (net of tax), respectively, taken against receivables related to the Atlanta campus.

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The schools were sold in fiscal year 2008. Accordingly, the results of operations of the campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, we recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of our campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI Schools). The Company expects to have no significant continuing involvement with these entities.

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

The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,
	2009	2008	2007
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	57.6	58.5	57.5
General and administrative	10.4	10.8	12.0
Marketing and admissions	22.6	25.9	27.0
Impairment, facility closing, and severance charges	0.3	0.6	1.1

Total operating expenses	90.9	95.8	97.6
Income from operations	9.1	4.2	2.4
Interest income	(0.1)	(0.3)	(0.7)
Interest expense, net	0.1	0.1	0.3
Other (income) expense, net	0.1	(0.1)	(0.1)

Income from continuing operations before provision for income taxes	9.0	4.5	2.9
Provision for income taxes	3.6	1.4	1.0

Income from continuing operations	5.4	3.1	1.9
Loss from discontinued operations, net of tax	(0.1)	(1.1)	(1.1)

Net income	5.3%	2.0%	0.8%

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Net Revenues. Net revenues increased $239.1 million, or 22.4%, from $1,068.7 million in fiscal 2008 to $1,307.8 million in fiscal 2009. The increase is primarily due to a 15.1% increase in the average student population and a 6.3% increase in the average revenue rate per student during the period. At June 30, 2009, student population related to continuing operations was 86,088, compared with 69,211 at June 30, 2008. Total student starts related to continuing operations increased 17.1% to 117,352 for the year ended June 30, 2009 when compared to the prior year. As of June 30, 2009 and 2008, we operated 106 colleges.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses increased $128.2 million, or 20.5%, from $625.5 million in fiscal 2008 to $753.7 million in fiscal 2009. As a percentage of net revenues, educational services expenses decreased from 58.5% of revenues in fiscal 2008 to 57.6% of revenues in fiscal 2009. The decrease as a percentage of revenue was primarily due to a reduction in facility and personnel costs, partially offset by an increase in bookstore and bad debt expense. Bad debt expense amounted to $106.7 million and 8.2% of net revenue in fiscal 2009 compared to $72.8 million and 6.8% of net revenue in fiscal 2008. The increase in bad debt expense was primarily due to additional exposure the Company incurred to student receivables as a result of the contraction of liquidity in the credit markets for subprime borrowers. The reduction in facility and personnel costs as a percentage of revenue is primarily attributable to the amounts being generally fixed in nature.

General and Administrative. General and administrative expenses include incentive bonuses and corporate payroll related expenses, campus support center office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $20.8 million, or 18.1%, from $114.9 million in fiscal 2008 to $135.7 million in fiscal 2009. As a percentage of net revenues, general and administrative expenses decreased from 10.8% of net revenues in fiscal 2008 to 10.4% of net revenues in fiscal 2009.

Marketing and Admissions. Marketing and admissions expenses consist primarily of payroll and payroll related expenses, direct-response and other advertising expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $17.8 million, or 6.4%, from $276.9 million in fiscal 2008 to $294.7 million in fiscal 2009. As a percentage of net revenues, marketing and admissions expenses decreased from 25.9% of net revenues in fiscal 2008 to 22.6% of net revenues in fiscal 2009. The decrease is primarily attributable to a decrease in advertising costs. The cost per start decreased $251, or 9.1%, from $2,763 in fiscal 2008 to $2,512 in fiscal 2009.

Impairment, Facility Closing and Severance Charges. In the fourth quarter of fiscal 2009, we incurred impairment and severance charges of $4.4 million. Of that amount, approximately $2.5 million is related to a loss on student loan receivables associated with the Marietta and Jonesboro, Georgia campuses. These schools were branches of the Atlanta, Georgia campus during a portion of the previous fiscal year. Due to accreditation issues, the Atlanta campus was closed during fiscal 2008 and placed in discontinued operations. In addition, the Company recorded a severance charge of $1.9 million.

Provision for Income Taxes. The effective income tax rate was 39.3% of income before income taxes in fiscal 2009 compared to 31.2% of income before income taxes in fiscal 2008. The lower effective rate in fiscal 2008 was due to a reduction in the liability for uncertain tax positions following the completion of the IRS exam for fiscal years 2004 through 2006 and the filing of an application for a change in accounting method with the IRS during the third quarter of fiscal 2008. Additionally, during the fourth quarter of fiscal 2008, we recognized a benefit related to the Pennsylvania ‘Keystone Opportunity Zone Credit’ for taxes paid during fiscal years 2004 to 2007.

Discontinued Operations. The loss of $2.4 million in discontinued operations includes the operating results of the campuses closed and a reserve of approximately $0.9 million (net of tax) taken against receivables related to the Atlanta campus.

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

Liquidity and Capital Resources

On August 10, 2007, we executed Amendment No. 1 to our Second Amended and Restated Credit Facility dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The Second Amended and Restated Credit Agreement expires in July 2010. The Second Amended and Restated Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a ED financial responsibility composite score ratio. As of June 30, 2009, we were in compliance with all of the covenants. As of June 30, 2009, the credit facility had borrowings outstanding of $13.9 million and approximately $11.5 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $107.9 million as of June 30, 2009 and $83.3 million as of June 30, 2008 and the current ratio was 1.5:1 in fiscal 2009 and 1.6:1 in fiscal 2008. Average daily borrowings outstanding amounted to approximately $25.1 million in fiscal 2009, $31.8 million in fiscal 2008 and $31.4 million in fiscal 2007. The increase in working capital compared to June 30, 2008 is primarily due to higher cash collections resulting from an increase in revenue and cash proceeds from stock option exercises, partially offset by the repayment of cash borrowed for purposes of calculating our composite score during the prior year.

Cash flows provided by operating activities amounted to $198.7 million in fiscal 2009 compared to $13.6 million in fiscal 2008 and $38.8 million in fiscal 2007. The increase in cash provided by operating activities in fiscal 2009 compared to fiscal 2008 was primarily due to an increase in net income of $47.5 million, an increase in cash collected on accounts receivable and notes receivables of $71.5 million, and an increase in current liabilities of $66.9 during fiscal 2009 compared to a $17.6 million decrease in current liabilities during fiscal 2008 due to timing differences. Included in cash flows from operating activities is ($1.2) million, ($2.6) million, and ($8.3) million of net cash (used in) provided by operating activities related to discontinued operations for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

Cash flows used in investing activities amounted to $48.8 million in fiscal 2009, $36.6 million in fiscal 2008 and $27.1 million in fiscal 2007. The increase in cash used in investing activities during fiscal 2009 compared to fiscal 2008 is due primarily to lower net proceeds from the sale of marketable securities. The net proceeds from the sale of marketable securities in fiscal 2009, 2008, and 2007 was $0.0, $15.0, and $40.9 million, respectively.

Capital expenditures amounted to $49.5 million in fiscal 2009, $54.9 million in fiscal 2008 and $71.0 million in fiscal 2007. Capital expenditures were incurred to relocate, remodel and enlarge campuses. During fiscal 2009, we incurred capital expenditures to relocate 5 campuses and to enlarge or remodel 5 campuses. During fiscal 2008, we incurred capital expenditures to relocate 2 campuses and to enlarge or remodel 10 campuses and during fiscal 2007, we incurred capital expenditures to relocate 2 campuses and to enlarge or remodel 6 campuses. Capital expenditures of approximately $13.3 million, $25.2 million and $17.9 million were incurred to purchase and to integrate software in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Included in cash flows from investing activities are capital expenditures of $0.0 million, $0.1 million, and $1.3 million related to discontinued operations for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

Cash flows used in financing activities amounted to $21.4 million in fiscal 2009 and 44.9 million in fiscal 2008. Cash flows provided by financing activities amounted to $51.1 million in fiscal 2007. During fiscal 2009, cash used in financing activities consisted of net repayment of borrowings of $45.4 million, partially offset by proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $19.2 million and the excess tax benefit from share-based compensation of $4.7 million. During fiscal 2008, cash used in financing activities consisted of repayment of borrowings of $52.2 million, partially offset by proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $7.3 million. During fiscal 2007, cash provided by financing activities consisted of proceeds from borrowings of $80.0 million and proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $4.0 million, partially offset by the purchase of treasury stock of $31.4 million and payments on long-term debt and capital lease obligations of $1.5 million.

Historically, we had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as “discount loans,” since we incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, we were not at risk for the amounts agreed to by them and the service providers but were not entitled to any proceeds collected by the service providers in excess of this amount. Therefore we had recorded this discount as a reduction to revenue.

In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds have been approximately $120.0 million and $10.0 million, for the years ended June 30, 2009 and 2008, respectively. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

Originally, we estimated that the average loan discount rate associated with this program would be approximately 50%, based upon the projected mix of students’ credit scores. Based on actual loan volume and credit score mix, we estimate the average loan discount to be approximately 55% for loans funded during fiscal year 2009 and 2008.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the year ended June 30, 2009 is a net expense of $0.6 million, associated with the Genesis notes program. The net expense reflects the costs related to servicing the loans, partially offset by interest income. In accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” we defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2010.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2009, future minimum cash payments due under contractual obligations, including our credit agreement, mortgages, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt (1)	$13,895	$—	$13,895	$—	$—
Capital Lease Obligations	27,001	1,996	4,037	4,125	16,843
Operating Lease Obligations	487,784	80,279	140,179	97,998	169,328

Total	$528,680	$82,275	$158,111	$102,123	$186,171

(1)	Long-term debt consists of a revolving credit facility. The related obligation of $13.9 million does not reflect interest amounts due under the credit facility. See Note 6 for additional information related to the Company’s credit facility.

The United States ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of June 30, 2009, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of June 30, 2009, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $13.9 million and capital lease obligations of $14.7 million, and (ii) student notes receivable, net, in the aggregate amount of $41.5 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar. Our investment in our foreign operations as of June 30, 2009 was approximately CAD $28.6 million and we had borrowings outstanding under the credit facility of approximately CAD $16 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and its subsidiaries are included below on pages 56-83 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Corinthian Colleges, Inc.

We have audited Corinthian Colleges, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corinthian Colleges, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Corinthian Colleges, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 of Corinthian Colleges, Inc. and subsidiaries and our report dated August 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

August 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Corinthian Colleges, Inc.

We have audited the accompanying consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries at June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements in 2008, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corinthian Colleges, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

August 25, 2009

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of June 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160,276	$32,004
Accounts receivable, net of allowance for doubtful accounts of $25,416 and $39,309 at June 30, 2009 and 2008, respectively	65,976	115,085
Student notes receivable, net of allowance for doubtful accounts of $8,203 and $2,143 at June 30, 2009 and 2008, respectively	11,532	4,478
Deferred income taxes	32,369	29,156
Prepaid expenses and other current assets	37,946	32,729
Assets held for sale from discontinued operations	432	3,507

Total current assets	308,531	216,959
PROPERTY AND EQUIPMENT, net	227,553	226,514
OTHER ASSETS:
Goodwill	186,644	191,950
Other intangibles, net	38,647	40,118
Student notes receivable, net of allowance for doubtful accounts of $20,975 and $6,917 at June 30, 2009 and 2008, respectively	29,938	12,562
Deposits and other assets	3,709	4,203
Deferred income taxes	3,849	3,660

TOTAL ASSETS	$798,871	$695,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,159	$29,124
Accrued compensation and related liabilities	79,989	48,626
Accrued expenses	13,048	7,150
Prepaid tuition	66,656	45,176
Current portion of capital lease obligations	474	428
Liabilities held for sale from discontinued operations	1,257	3,141

Total current liabilities	200,583	133,645
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	14,189	14,689
LONG-TERM DEBT, net of current portion	13,895	62,491
DEFERRED INCOME TAXES	14,922	20,399
OTHER LONG-TERM LIABILITIES	37,614	42,720
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 89,341 issued and 87,085 shares outstanding at June 30, 2009 and 87,475 issued and 85,219 shares outstanding at June 30, 2008	9	9
Additional paid-in capital	208,331	178,542
Treasury stock	(31,368)	(31,368)
Retained earnings	343,197	274,437
Accumulated other comprehensive income (loss)	(2,501)	402

Total stockholders’ equity	517,668	422,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$798,871	$695,966

The accompanying notes are an integral part of these consolidated financial statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2009	2008	2007
NET REVENUES	$1,307,825	$1,068,671	$919,224

OPERATING EXPENSES:
Educational services (including bad debt expense of $106,702, $72,757 and $52,607 for the years ended June 30, 2009, 2008 and 2007, respectively)	753,707	625,481	528,125
General and administrative	135,747	114,938	110,654
Marketing and admissions	294,728	276,875	248,447
Impairment, facility closing and severance charges	4,378	6,603	9,693

Total operating expenses	1,188,560	1,023,897	896,919

INCOME FROM OPERATIONS	119,265	44,774	22,305
Interest income	(1,763)	(3,376)	(6,244)
Interest expense (net of capitalized interest of $486, $2,054, and $915 for the years ended June 30, 2009, 2008 and 2007, respectively)	2,715	1,793	2,811
Other expense (income), net	1,170	(1,387)	(1,039)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	117,143	47,744	26,777
Provision for income taxes	46,015	14,879	9,950

INCOME FROM CONTINUING OPERATIONS	71,128	32,865	16,827
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of ($1,603), ($5,346), and ($1,963) for the years ended June 30, 2009, 2008, and 2007, respectively	(2,368)	(11,598)	(9,595)

NET INCOME	$68,760	$21,267	$7,232

INCOME PER SHARE—BASIC:
Income from continuing operations	$0.82	$0.39	$0.19
Loss from discontinued operations	(0.02)	(0.14)	(0.11)

Net income	$0.80	$0.25	$0.08

INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.81	$0.39	$0.19
Loss from discontinued operations	(0.02)	(0.14)	(0.11)

Net income	$0.79	$0.25	$0.08

Weighted average number of common shares outstanding:
Basic	86,121	84,954	85,887

Diluted	87,517	86,013	87,097

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2006	86,238	$9	$150,225	$—	$932	$248,362	$399,528
Comprehensive income
Net income	—	—	—	—	—	7,232	7,232
Foreign currency translation	—	—	—	—	616	—	616
Other post employment benefit transition adjustment	—	—	—	—	(673)	—	(673)

Total comprehensive income	—	—	—	—	—	—	7,175

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	535	—	3,659	—	—	—	3,659
Treasury stock repurchase	—	—	—	(31,368)	—	—	(31,368)
Stock based compensation expense	—	—	6,428	—	—	—	6,428

Balance at June 30, 2007	86,773	9	160,312	(31,368)	875	255,594	385,422
Adoption of FIN 48 (See Note 9)	—	—	—	—	—	(2,424)	(2,424)

Balance as of July 1, 2007 upon adoption of FIN 48	86,773	9	160,312	(31,368)	875	253,170	382,998
Comprehensive income
Net income	—	—	—	—	—	21,267	21,267
Foreign currency translation	—	—	—	—	(185)	—	(185)
Other post employment benefit adjustment	—	—	—	—	(288)	—	(288)

Total comprehensive income							20,794

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	702	—	7,338	—	—	—	7,338
Stock based compensation expense	—	—	10,892	—	—	—	10,892

Balance at June 30, 2008	87,475	$9	$178,542	$(31,368)	$402	$274,437	$422,022
Comprehensive income
Net income	—	—	—	—	—	68,760	68,760
Foreign currency translation	—	—	—	—	(3,080)	—	(3,080)
Other post employment benefit adjustment	—	—	—	—	177	—	177

Total comprehensive income							65,857

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	1,866	—	18,013	—	—	—	18,013
Stock based compensation expense	—	—	11,776	—	—	—	11,776

Balance at June 30, 2009	89,341	$9	$208,331	$(31,368)	$(2,501)	$343,197	$517,668

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUED AND DISCONTINUED OPERATIONS

(In thousands)

	Years Ended June 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,760	$21,267	$7,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,155	44,777	43,064
Stock based compensation	11,776	10,892	6,428
Excess tax benefit from share-based compensation	(4,701)	—	—
Deferred income taxes	(6,643)	(14,257)	492
Loss on disposal of assets	16	821	769
Impairment charge	—	977	10,494
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	48,569	(40,294)	(21,542)
Student notes receivable, net	(24,436)	(7,107)	(4,063)
Prepaid expenses and other assets	(4,777)	12,411	(942)
Accounts payable	5,430	(11,350)	4,018
Accrued expenses and other liabilities	34,918	10,808	672
Income taxes payable	24	(9,111)	2
Prepaid tuition	22,242	(5,199)	(7,973)
Other long-term liabilities	(4,656)	(1,022)	153

Net cash provided by operating activities	198,677	13,613	38,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposals of schools, colleges and training centers, net of cash acquired	—	2,941	—
Capital expenditures	(49,525)	(54,880)	(70,977)
Change in restricted cash	—	—	10
Proceeds from sale of assets	731	371	2,972
Sales of marketable securities	—	94,450	258,950
Purchases of marketable securities	—	(79,450)	(218,050)

Net cash used in investing activities	(48,794)	(36,568)	(27,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	12,924	—	80,000
Principal repayments on capital lease obligations and long-term debt	(58,291)	(52,196)	(1,514)
Proceeds from exercise of stock options and employee stock purchase plan (including tax benefit of $7,612, $1,527, and $1,000 for the years ending June 30, 2009, 2008, and 2007, respectively)	19,246	7,282	4,004
Excess tax benefit from share-based compensation	4,701	—	—
Purchase of treasury stock	—	—	(31,368)

Net cash (used in) provided by financing activities	(21,420)	(44,914)	51,122

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(191)	84	163

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128,272	(67,785)	62,994
CASH AND CASH EQUIVALENTS, beginning of year	32,004	99,789	36,795

CASH AND CASH EQUIVALENTS, end of year	$160,276	$32,004	$99,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$51,215	$18,509	$8,794

Interest paid, net of capitalized interest	$2,736	$3,320	$2,964

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease additions	$—	$—	$(4,300)

Other long-term asset obligation	$—	$—	$(4,300)

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 1—Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Corinthian Colleges, Inc. (the “Company”), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization.

As of June 30, 2009, the Company operated 89 colleges in 24 states and 17 colleges in the Ontario, Canada province in the for-profit, post-secondary education industry. All of the Company’s U.S. schools are accredited and grant either diplomas or degrees (associate’s, bachelor’s and master’s) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology and criminal justice. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. Through its On-Line Learning division, the Company also offers an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company’s schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

Fiscal Year

Each fiscal year ends June 30.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Corinthian Colleges, Inc. and each of its wholly owned subsidiaries. All intercompany activity has been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, marketable securities, receivables, accounts payable and debt approximates their fair value at June 30, 2009 and 2008. In addition, the carrying value of all borrowings approximate fair value at June 30, 2009 and 2008.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts and notes receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience and consideration of the current economic environment. The Company generally will write-off accounts and notes receivable balances deemed uncollectible as they are sent to collection agencies. The Company offers a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed.

Property and Equipment

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Furniture and equipment	7 years
Computer hardware and software	3-10 years
Leasehold improvements	Shorter of useful life or term of lease
Buildings (owned)	39 years

Internal Software Development Costs

Corinthian Colleges capitalizes certain internal software development costs in accordance with Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” that are amortized using the straight-line method over the estimated lives of the software. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Maintenance and repairs are expensed as incurred. The unamortized computer software costs which are included within the Property and Equipment caption of the Consolidated Balance Sheets, were $56.1 million and $49.4 million at June 30, 2009 and 2008, respectively. The total amount of amortization expense related to capitalized computer software costs recognized within operating expenses on the Consolidated Statements of Operations, was $8.3 million, $3.3 million, and $2.6 million at June 30, 2009, 2008, and 2007, respectively.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations

Assets and liabilities expected to be sold or disposed of are presented separately on the consolidated balance sheets as assets or liabilities held for sale from discontinued operations. When components of the Company are classified as held for sale, the results of operations of the components are presented separately as Income (Loss) from Discontinued Operations, net, for current and prior periods. See Note 2 “Discontinued Operations” of these notes to the Company’s consolidated financial statements for further discussion of discontinued operations.

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

Goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount at the reporting unit level as defined by SFAS No. 142. The Company determined the fair value of its reporting units using the income approach that includes discounted cash flow as well as other generally accepted valuation methodologies. To the extent the fair value of a reporting unit is less than the carrying amount of its net assets, the Company records an impairment charge in the Statements of Operations.

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

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. The Company evaluates the realizability of the deferred tax assets at least annually.

Foreign Currency Translation

The financial position and results of operations of the Company’s direct and indirect Canadian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Stockholders’ Equity designated as Accumulated Other Comprehensive Income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency are immediately recognized in earnings in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.”

Comprehensive Income

For the years ended June 30, 2009, 2008 and 2007, the Company had comprehensive income as defined by SFAS No. 130, “Reporting Comprehensive Income”, of $65.9 million, $20.8 million and $7.2 million, respectively. For the years ended June 30, 2009, 2008 and 2007, comprehensive income consisted of net income, SFAS No. 158 adoption and amortization, and foreign currency translation adjustment. The cumulative translation adjustment balance for the total operations of the Company included within other comprehensive income is ($1.7) million, $1.4 million, and $1.5 million as of June 30, 2009, June 30, 2008, and June 30, 2007, respectively. The cumulative other post employment benefit balance for the total operations of the Company included within other comprehensive income is ($0.8) million, ($1.0) million, and ($0.7) million as of June 30, 2009, June 30, 2008, and June 30, 2007, respectively.

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

Students attending the Company’s institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs) or (ii) “courses” leading to an associate’s, bachelor’s or master’s degree. Costs of “programs” or credit hours for “courses” are clearly identified in the Company’s enrollment agreements. At the start of each student’s respective “program” or “course” of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or course. The Company recognizes revenue from tuition and fees on a straight-line basis over the relevant period attended by the student of the applicable course or program of study. If a student withdraws from an institution, the Company ceases recognition of revenue and the paid but unearned portion of the student’s tuition is refunded. Additionally, to ensure the delivery of education has occurred, either attendance is taken or academic events are conducted at appropriate intervals to ensure that the student is completing his or her respective field of study within the acceptable time period.

Educational Services

Educational services include the direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy and supplies expenses, bad debt expense and other educational related expenses.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketing and Admissions

Marketing and admissions expense includes compensation for college admissions staff, regional admissions personnel, compensation expenses for marketing and advertising management, and all direct marketing and production costs. Advertising costs are charged to expense as incurred except for brochures and media production costs. The brochures and media production costs are recorded as prepaid expenses and charged to expense as consumed or upon the first airing of the advertisement, respectively. Advertising expenses amounted to approximately $150.0 million, $156.0 million, and $152.8 million for the years ended June 30, 2009, 2008, and 2007, respectively.

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

The campus locations of Houston (Hobby) and Houston (Bissonett) suffered damage as a result of Hurricane Ike in September 2008. At the time of the event, the Company had business interruption and property damage coverage for these locations. As of June 30, 2009, the Company had recovered approximately $3.8 million in business interruption and property damage insurance that has been recognized within educational services expense in the Consolidated Statement of Operations.

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

Post Retirement Benefit Obligation

The Company provides certain post retirement benefits to a limited number of its previous employees and their families, which were historically accounted for in accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions.” In September 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company adopted SFAS No. 158 for its fiscal year ended June 30, 2007.

Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year. Stock-based compensation expense of $11.8 million, $10.9 million and $6.4 million (pre-tax) were recorded for fiscal years 2009, 2008 and 2007, respectively. The tax benefit related to stock-based compensation recognized in fiscal years 2009, 2008 and 2007 was $4.6, $1.5 and $2.1 million, respectively. The impact of stock-based compensation (net of tax) on fiscal years 2009, 2008 and 2007 is $0.05, $0.11 and $0.05 for both basic and diluted EPS, respectively.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2009	2008	2007
	(In thousands)
Revenues from unaffiliated customers
U.S. operations	$1,249,286	$1,004,372	$862,154
Canadian operations	58,539	64,299	57,070

Consolidated	$1,307,825	$1,068,671	$919,224

Long-lived assets
U.S. operations	$436,024	$419,690	$407,168
Canadian operations	54,316	59,317	55,006

Consolidated	$490,340	$479,007	$462,174

No one customer accounted for more than 10% of the Company’s consolidated revenues or receivables. Revenues are attributed to regions based on the location of customers.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which is a revision to SFAS No. 141. The provisions of this statement establish principles in which the acquirer in a business combination is required to recognize and measure in its financial statements all identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. As such, contingent consideration will need to be recognized based on estimated fair value at the date of acquisition. In addition, the costs related to the acquisition are to be recognized separately from the acquisition rather than allocated to the individual assets and liabilities. Also, if applicable, where the fair value of the assets acquired exceeded the acquisition cost, the excess asset value will be recognized as income. This statement makes significant amendments to other statements and other authoritative guidance. The provisions of this statement apply prospectively to business combinations with acquisition dates on or after July 1, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes standards for reporting events that occur after the balance sheet date, but before financial statements are issued or are available to be issued and is effective for the Company as of June 30, 2009. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 25, 2009, the date the financial statements were issued.”

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the United States. SFAS 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the standard will not have any impact on its consolidated financial statements but will require us to reference the new codification beginning in the first quarter of 2010.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company extends credit for tuition to a majority of its students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education (“ED”) requirements. Approximately 81%, 81% and 75% of the Company’s U.S. revenues, on a cash basis, were collected from funds distributed under Title IV Programs of the Higher Education Act of 1965, as amended (the “HEA”) for the years ended June 30, 2009, 2008 and 2007, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which the Company’s students participate. The Company’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status, or termination proceeding which could have a material adverse effect on the Company.

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

Note 2—Discontinued Operations

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. The Company believes that the campus meets the criteria necessary for such an entity to qualify as assets held for sale under the specific provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). During the fourth quarter of fiscal 2009, the Company sold the capital assets of WyoTech Oakland for $0.2 million. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in the Company’s consolidated statements of income for all periods presented. The Company expects to have no significant continuing involvement with these entities.

Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2008, the Company recorded a charge of approximately $2.6 million, net of income tax benefit of $1.2 million, to accrue future rental payments related to the closed campuses and to reduce the carrying value of the net assets of the Company’s campuses held for sale and closed to estimated fair value, less costs to sell, as of June 30, 2008 (primarily related to the accrued rent of $2.8 million and the impairment of fixed assets in the amount of $1.0 million). The charge is reflected as a component of loss from discontinued operations on the Company’s Consolidated Statement of Operation for the year ended June 30, 2008. The Company expects to have no significant continuing involvement with the schools after they have been sold or closed.

Additionally, during the fourth quarter of fiscal 2009 and 2008, the Company recorded an additional reserve of approximately $0.9 million and $2.2 million (net of tax) taken against receivables related to the Atlanta campus, respectively.

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The schools were sold in fiscal year 2008. Accordingly, the results of operations of the campuses within the Sale Group are reflected as discontinued operations in the Company’s consolidated statements of income for all periods presented. Under SFAS 144, the net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, the Company recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of the Company’s campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI Schools). The Company expects to have no significant continuing involvement with these entities.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has paid employee retention and severance costs associated with these transactions of approximately $2.7 million as of June 30, 2008.

Combined summary results of operations for the campuses identified above are reflected as discontinued operations in the Company’s Consolidated Statements of Operations for the years ended June 30 2009, 2008, and 2007, and are as follows:

	For the fiscal years ending June 30,
	2009	2008	2007
	(in thousands)
Total Discontinued Operations
Net revenue	$1,045	$32,575	$51,790

(Loss) before income tax, including estimated loss on disposal	(3,971)	(16,944)	(11,558)
Income tax (benefit)	(1,603)	(5,346)	(1,963)

Total net (loss) from discontinued operations	$(2,368)	$(11,598)	$(9,595)

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined summary of assets and liabilities of the campuses identified above at June 30, 2009 and 2008 are as follows:

	As of June 30,
	2009	2008
	(in thousands)
Assets

Current Assets:
Accounts receivable, net of allowance for doubtful accounts of $159 and $4,492 at June 30, 2009 and 2008, respectively	$145	$—
Student notes receivable, net of allowance for doubtful accounts of $4 and $4 at June 30, 2009 and 2008, respectively	—	4
Deferred income taxes	—	2,800
Prepaids & other current assets	17	125

Total Current Assets	162	2,929
Property and equipment, net	—	307
Deposits & other assets	270	271

Total Assets	$432	$3,507

Liabilities

Current Liabilities:
Accounts payable	$10	$419
Accrued compensation and related liabilities	76	131
Accrued expenses	1,171	2,524
Prepaid tuition	—	67

Total Current Liabilities	1,257	3,141

Total Liabilities	$1,257	$3,141

Note 3—Detail of Selected Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	As of June 30,
	2009	2008
	(In thousands)
Prepaids	$18,544	$17,624
Prepaid advertising	5,008	4,862
Course materials	1,152	2,904
Other current assets	5,510	1,727
Income tax refund receivable	7,732	5,612

	$37,946	$32,729

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consist of the following:

	As of June 30,
	2009	2008
	(In thousands)
Furniture and equipment	$145,466	$133,381
Computer hardware and software	128,401	106,106
Leasehold improvements	145,598	131,451
Land	2,098	2,098
Buildings	38,454	38,423

	460,017	411,459
Less—accumulated depreciation and amortization	(232,464)	(184,945)

	$227,553	$226,514

Depreciation expense associated with property and equipment was $50.5 million, $42.6 million and $38.4 million for the years ended June 30, 2009, 2008 and 2007, respectively. The amortization for leasehold improvements included in the totals above, were approximately $17.0 million, $17.0 million and $15.6 million for the years ended June 30, 2009, 2008 and 2007, respectively. The gross cost of assets recorded under capital building leases, included above, totaled approximately $16.6 million for the years ended June 30, 2009 and 2008. The accumulated amortization related to these assets is approximately $5.3 million and $4.4 million as of June 30, 2009 and 2008, respectively. The amortization expense associated with these capital lease assets is included in total depreciation expense.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following:

	As of June 30,
	2009	2008
	(In thousands)
Goodwill, net:
Goodwill	$189,065	$194,371
Less—accumulated amortization	(2,421)	(2,421)

Goodwill, net	$186,644	$191,950

	As of June 30,
	2009	2008
	(In thousands)
Other Intangibles:
Non-amortizable intangibles:
Accreditation	$21,852	$21,865
Trade names	14,033	14,033

Non-amortizable intangibles	$35,885	$35,898

Amortizable intangibles:
Curriculum	$17,270	$17,415
Other	2,115	2,115

Amortizable intangibles	$19,385	$19,530
Less—accumulated amortization	(16,623)	(15,310)

Amortizable intangibles, net	$2,762	$4,220

Other intangibles, net	$38,647	$40,118

The changes in the carrying amount of goodwill for the year ended June 30, 2009, were as follows (in thousands):

Goodwill balance as of June 30, 2008	$191,950
Currency translation adjustment	(5,306)

Goodwill balance as of June 30, 2009	$186,644

Amortization expense associated with intangibles was $1.4 million, $1.5 million and $1.4 million for the years ended June 30, 2009, 2008 and 2007, respectively. Curriculum is amortized over a range of three to fifteen years. The total remaining weighted-average amortization period for intangible assets subject to amortization is approximately two years as of June 30, 2009. Additionally, included in intangible amortization, the Company recognized non-compete agreement expense totaling approximately $0.2 million in each of the years ended June 30, 2009, 2008 and 2007.

As of June 30, 2009, estimated future amortization expense is as follows (in thousands):

2010	$1,100
2011	1,083
2012	446
2013	116
2014	15
Thereafter	2

Total	$2,762

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued expenses consist of the following:

	As of June 30,
	2009	2008
	(In thousands)
Accrued advertising	$7,560	$2,935
Accrued legal expenses	1,724	1,374
Other	3,764	2,841

	$13,048	$7,150

Note 4—Student Notes Receivable

Historically, the Company had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that the Company pays a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. The Company has historically referred to these types of loans as “discount loans,” since the Company incurred a portion of the default risk related to these students’ loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, the Company was not at risk for the amounts agreed to by them and the service providers but were not entitled to any proceeds collected by the service providers in excess of this amount. Therefore the Company had recorded this discount as a reduction to revenue.

In fiscal 2008 the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new Genesis program the Company pays a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program the Company has both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since the Company initiated the new discount program, it has acquired all of the loans that have been originated. Therefore, the Company is currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. The Company estimates loans funded under the Genesis program, net of estimated refunds have been approximately $120.0 million and $10.0 million, for the years ended June 30, 2009 and 2008, respectively. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

Originally, the Company estimated that the average loan discount rate associated with this program would be approximately 50%, based upon the projected mix of students’ credit scores. Based on actual loan volume and credit score mix, the Company estimates the average loan discount to be approximately 55% for loans funded during fiscal year 2009 and 2008.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the year ended June 30, 2009 is a net expense of $0.6 million, associated with the Genesis notes program. The net expense reflects the costs related to servicing the loans, partially offset by interest income. In accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” the Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

Student notes receivable represent loans that have maturity dates that generally range between 12 months to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest charged on the notes generally ranges from 12 to 18 percent per annum and can have origination fees of up to 6 percent. Included in the consolidated balance sheet at June 30, 2009 and 2008 is $41.5 million and $17.0 million in notes receivable, respectively. As of June 30, 2009 the estimated unrecognized Genesis note balance is $16.5 million (net of discount). This amount is subject to the Company’s refund policy.

Note 5—Business Acquisitions/Dispositions

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

Note 6—Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	As of June 30,
	2009	2008
	(In thousands)
Credit facility obligations, with interest at 1.5% per annum	$13,895	$62,491
Capital lease obligations	14,663	15,117

	28,558	77,608
Less—current portion of long-term debt	—	—
Less—current portion of capital lease obligations	(474)	(428)

	$28,084	$77,180

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal payments due under the long-term debt arrangements and future minimum lease payments under the capital lease obligations discussed above are as follows:

	Fiscal Years Ending June 30,
	Capital Lease Obligations	Credit Facility Obligations	Total
	(In thousands)
2010	$1,996	$—	$1,996
2011	1,996	13,895	15,891
2012	2,041	—	2,041
2013	2,055	—	2,055
2014	2,070	—	2,070
Thereafter	16,843	—	16,843

	27,001	13,895	40,896
Less—portion representing interest	(12,338)	—	(12,338)

Present value of minimum lease payments	14,663	13,895	$28,558
Less—current portion	(474)	—	(474)

Total	$14,189	$13,895	$28,084

In June 2002, the Company entered into a credit agreement for $100.0 million with a syndication of financial institutions administered by Bank of America, N.A that would have expired in July 2005. In August 2003, the Company amended and restated the credit facility, and increased it to $235 million, of which $185 million was a domestic facility and $50 million was a Canadian facility that would have expired in August 2006. On June 8, 2005, the Company Amended and Restated the credit facility for a second time. On August 10, 2007, the Company executed Amendment No. 1 to its second amended and restated credit facility dated June 8, 2005. The amendment, which was effective as of June 30, 2007, adjusted the maintenance level for the fixed charge coverage ratio. All other terms of the facility remained unchanged including the aggregate borrowing capacity of $235 million, of which $175 million is a domestic facility and $60 million is a Canadian facility. The second amended and restated credit agreement expires in July 2010. The second amended and restated credit agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $20 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of the Federal Funds rate plus 1/2 of 1% or the Bank of America prime rate. The Canadian base rate is defined as the higher of the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1% or the Bank of America Canada prime rate. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and an ED financial responsibility composite score ratio. As of June 30, 2009, the Company was in compliance with all of the covenants. As of June 30, 2009, the credit facility had borrowings outstanding of $13.9 million and approximately $11.5 million was used to support standby letters of credit. The second amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries. Average daily borrowings outstanding amounted to $25.1 million in fiscal 2009, $31.8 million in fiscal 2008 and $31.4 million in fiscal 2007.

Note 7—Common Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2009 and 2008, there were no outstanding shares of preferred stock.

Common Stock

The Company’s issued and outstanding common stock is entitled to one vote per share on all matters.

Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the ESPP. At June 30, 2009, employees had purchased 582,704 shares and 1,417,296 shares were still available for purchase under the ESPP.

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

As of June 30, 2009, the number of stock options, stock units, stock appreciation rights or other common stock-based securities available for future grant to directors, officers, employees and other eligible persons were 3,229,393 under the 2003 Plan. Options granted under the Plans were issued at exercise prices ranging from $1.56—$33.83 per share and have expiration dates not longer than 10 years. RSUs can be settled only by delivery of the Company’s Common Stock. Options and RSUs generally vest over a period of one to four years.

The Company adopted SFAS No. 123(R) on July 1, 2005 in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on combining and weighting implied market volatilities and the Company’s historical volatility. The Company uses historical data to estimate forfeitures and years until exercise within the valuation model. In accordance with SFAS No. 123(R) the Company’s estimate of forfeitures is adjusted if actual forfeitures differ from its estimates, resulting in the recognition of compensation costs only for those awards that actually vest. Accordingly, during the second quarter of fiscal 2007, the Company adjusted its estimated forfeiture rate to reflect actual experience and will continue to do so on an ongoing basis as actual forfeitures differ from its estimates. If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the stock-based compensation expense that the Company records may differ from what was recorded in the previous period.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended June 30,
	2009	2008	2007
Risk-free rate	3.0%	4.1%	4.8%
Expected years until exercise	4.9 years	4.4 years	4.8 years
Expected stock volatility	53.4%	41%	40%
Expected dividends	—	—	—
Expected forfeiture rate	15.9%	9.4%	10.4%

A summary of the status of the Company’s stock options is presented below:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2008	10,679	$14.59
Stock options granted during the year	1,724	$13.42
Stock options exercised	(1,632)	$8.66
Forfeitures or expired	(768)	$19.21

Outstanding at June 30, 2009	10,003	$15.00	4.6	$34,816

Exercisable at June 30, 2009	5,992	$16.01	4.0	$20,999

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.93 as of the end of fiscal 2009, which would have been received by the option holders had all option holders exercised their options as of that date. As of the date of exercise, the total intrinsic value of options exercised in fiscal 2009, 2008, and 2007 was $15.9 million, $2.4 million, and $2.1 million, respectively.

Pursuant to SFAS No. 123(R), the weighted-average fair value of stock options granted during fiscal 2009, 2008, and 2007 was $6.52, $5.49, and $5.15 per share, respectively.

As of June 30, 2009, there was $18.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.31 years. The total fair value of shares vested during fiscal year 2009, 2008 and 2007, was $11.4 million, $11.2 million and $8.4 million, respectively.

During fiscal year 2009, the Company issued 1,631,897 shares in connection with the exercise of stock options. The stock options exercisable at June 30, 2009, 2008, and 2007 were 5,991,878, 6,671,097, and 6,341,998 respectively.

During fiscal 2009, the Company granted 29,812 RSUs with a weighted average fair value of $14.73. As of June 30, 2009, there were 391,171 RSUs outstanding.

Shares Reserved for Future Issuance

At June 30, 2009, the Company has reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of the ESPP and future issuances of stock options under the 2003 Plan (in thousands):

Fiscal Year Ended June 30, 2009
(in thousands)
Reserved for ESPP stock	1,417
Reserved for stock options and RSUs outstanding and available for grant	3,229

Total	4,646

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Fiscal Years Ended June 30,
	2009	2008	2007
	(In thousands)
Basic common shares outstanding	86,121	84,954	85,887
Effects of dilutive securities:
Stock options and restricted stock units	1,396	1,059	1,210

Diluted common shares outstanding	87,517	86,013	87,097

On October 31, 2006, the Company’s Board of Directors approved a share repurchase of up to $50 million of the Company’s common stock. From November 2006 through May 2007, the Company purchased 2,256,638 shares at a total cost of $31.4 million (an average share price of $13.90 per share). No shares were repurchased in fiscal 2008 or 2009.

Note 9—Income Taxes

The components of the income tax provision from continuing operations are as follows:

	Fiscal Years Ended June 30,
	2009	2008	2007
	(In thousands)
Current provision
Federal	$46,337	$24,881	$7,113
State	9,040	1,399	1,731

	55,377	26,280	8,844

Deferred provision
Federal	(7,890)	(11,222)	1,469
State	(1,783)	(2,371)	98
Foreign	311	2,192	(461)

	(9,362)	(11,401)	1,106

Total provision for income taxes	$46,015	$14,879	$9,950

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual income tax provision differs from the income tax provision from continuing operations computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2009, 2008 and 2007 to income (loss) before provision for income taxes as follows:

	Fiscal Years Ended June 30,
	2009	2008	2007
	(In thousands)
Provision at the statutory rate	$41,000	$16,710	$9,371
State income tax provision, net of federal benefit	4,579	1,684	1,216
Change in unrecognized tax benefits	97	(1,895)	—
State credit refund	—	(2,862)	—
Foreign taxes	(37)	216	—
Other	376	1,026	(637)

	$46,015	$14,879	$9,950

The components of the Company’s deferred tax asset and liability are as follows:

	As of June 30,
	2009	2008
	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$10,133	$18,077
Accrued vacation	5,488	4,412
State taxes	1,605	391
Net operating loss carry forwards	250	1,462
Acquisition accruals	—	146
Workers’ compensation accrual	1,947	1,705
Other	2,037	(471)
Bonus accrual	10,909	3,434

Current deferred tax asset	32,369	29,156

Non-current deferred tax asset (liability):
Deferred rent	696	859
Depreciation	3,503	3,459
Acquisition intangibles	(189)	(245)
Capital assets	(161)	(413)

Non-current deferred tax asset	3,849	3,660

Notes receivable allowance for doubtful accounts	9,745	3,190
Stock compensation cost	8,567	6,856
Deferred rent	7,160	8,334
Accrued rent	5,315	5,107
Depreciation	(18,922)	(19,122)
Acquisition intangibles	(16,053)	(13,453)
Capital assets	(11,736)	(12,080)
Other	1,002	769

Non-current deferred tax liability	(14,922)	(20,399)

Net Deferred Tax Asset (Liability)	$21,296	$12,417

The Company has acquired various companies with net operating losses that may be utilized in future years. At June 30, 2009, substantially all of the state net operating loss carry forwards had been fully utilized. In addition, the Company has Canadian non-capital loss carryovers of approximately CAD $0.9 million with an expiration date on June 30, 2014.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has tax deductible goodwill in the amount of $22.8 million as of June 30, 2009. During fiscal 2009, 2008 and 2007, $115.4 million, $42.1 million and $21.5 million, respectively, of the Company’s income from continuing operations was generated in the United States.

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

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest expense in income tax expense in our Consolidated Statement of Operations. In prior periods, such interest expense was reported in other income. Penalties and tax-related interest expense are now reported as a component of income tax expense. During fiscal 2008, as a result of the settlement of an IRS examination and the filing of a tax accounting method change related to the depreciation on leasehold improvements, the Company reversed $3.5 million of interest on uncertain tax positions. As of June 30, 2009 and 2008, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Financial Position was $0.3 million and $0.1 million, respectively.

During the third quarter of fiscal 2008, the Company settled and closed the IRS examination related to fiscal years 2005 and 2006. The result was a tax payment of less than $0.1 million for 2005 and a refund of taxes for 2006 of $0.3 million. During the second quarter of fiscal 2008, the Company settled and closed the IRS examination related to fiscal 2004 in the amount of $0.7 million, excluding accrued interest of $0.2 million. We are also subject to examination in various state and foreign jurisdictions for the 2004-2008 tax years.

As of June 30, 2009 and 2008, the total amount of unrecognized tax benefits was $0.7 million and $3.1 million, respectively. The decrease in the unrecognized tax benefit was the result of a decrease in certain tax positions on the Company’s books. As of June 30, 2009 and 2008, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized is $0.4 million and $0.4 million, respectively. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is less than $0.2 million.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Fiscal years ended June 30,
	2009	2008
Balances at beginning of year	$3,076	$20,988
Decrease due to reduction of tax positions	(2,468)	(17,912)
Other	50	—

Balances at end of year	$658	$3,076

Excluding the benefit of the reversal of interest on uncertain tax positions in fiscal 2008, the Company’s effective rate from continuing operations for fiscal 2008 would have been 35.9%.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Impairment, Facility Closing, and Severance Charges

In fiscal 2009, the Company incurred impairment and severance charges of $4.4 million. Of that amount, approximately $2.5 million is related to a loss on student loan receivables associated with the Marietta and Jonesboro, Georgia campuses. These schools were branches of the Atlanta, Georgia campus during a portion of the previous fiscal year. Due to accreditation issues, the Atlanta campus was closed during fiscal 2008 and placed in discontinued operations. In addition, the Company recorded a severance charge of $1.9 million.

In the fourth quarter of fiscal 2008, the Company incurred impairment, facility closing and severance charges of $6.6 million. Of that amount, approximately $4.8 million is related to a loss on student loan receivables associated with the Marietta and Jonesboro, Georgia campuses. These schools were branches of the Atlanta, Georgia campus. Due to accreditation issues, the Atlanta campus was closed and placed in discontinued operations. In addition, the Company recorded lease termination costs of $0.9 million related to student housing and a severance charge of $0.9 million.

The components of the charges and the related balance sheet accounts for fiscal year 2009 and 2008 were as follows (in thousands):

	Receivables Write-off	Severance and Benefits	Facility Related	Total
Balance at June 30, 2007	$—	$477	$3,626	$4,103
Charges	4,800	893	910	6,603
Adjustments	—	(44)	(166)	(210)
Cash payments	—	(1,117)	(2,329)	(3,446)
Asset writedowns	(4,800)	—	—	(4,800)

Balance at June 30, 2008	$—	$209	$2,041	$2,250
Charges	2,500	1,878	—	4,378
Adjustments	—	—	(66)	(66)
Cash payments	—	(1,393)	(858)	(2,251)
Asset writedowns	(2,500)	—	—	(2,500)

Balance at June 30, 2009	$—	$694	$1,117	$1,811

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

Operating Leases
(In thousands)
2010	$80,279
2011	76,068
2012	64,111
2013	54,924
2014	43,074
Thereafter	169,328

$487,784

Lease expense (facility and equipment) for the fiscal years ended June 30, 2009, 2008 and 2007 amounted to $75.5 million, $73.5 million and $68.9 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying consolidated statements of operations.

Legal Matters

In the ordinary conduct of its business, Corinthian Colleges, Inc. (“the Company”) and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students, employment-related matters, , business disputes and regulatory demands. In some of the lawsuits and arbitrations pending against the Company, including matters not presently deemed to be material and which are not disclosed below, the plaintiffs seek certification of the matter as a class action in order to represent all other “similarly-situated persons.” None of the matters currently pending against the Company in which plaintiffs seek class certification has yet been certified as a class action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters threatened or pending against the Company, including those disclosed below, will not have a material adverse effect on the Company’s financial condition or results of operations.

On March 8, 2004, the Company was served with two virtually identical putative class action complaints entitled Travis v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, and Satz v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University. Additionally, on April 15, 2005, the Company received another complaint entitled Alan Alvarez, et al. v. Rhodes Colleges, Inc., Corinthian Colleges, Inc., and Florida Metropolitan University, Inc. The Alvarez first amended and supplemental complaint named ninety-nine plaintiffs. Additionally, the court in the Alvarez case granted the plaintiffs’ motion to add an additional seven plaintiffs to the first amended and supplemental complaint. The named plaintiffs in these lawsuits are current and former students in the Company’s Florida Metropolitan University (“FMU”) campuses, now known as Everest University, in Florida and online. The plaintiffs allege that FMU concealed the fact that it is not accredited by the Commission on Colleges of the Southern Association of Colleges and Schools and that FMU credits are not transferable to other institutions. The Satz and Travis plaintiffs seek recovery of compensatory damages and attorneys’ fees under common law and Florida’s Deceptive and Unfair Trade Practices Act for themselves and all similarly situated people. The Alvarez plaintiffs seek damages on behalf of themselves under common law and Florida’s Deceptive and Unfair Trade Practices Act. The arbitrator in the Satz case found for the Company on all counts in an award on the Company’s motion to dismiss. The arbitrator also found that Mr. Satz breached his agreement with FMU by filing in court rather than seeking arbitration and is therefore responsible to pay FMU’s damages associated with compelling the action to arbitration. The arbitrator also declared FMU the prevailing party for purposes of the Deceptive and Unfair Trade Practices Act. The Company is continuing to pursue its remedies against Mr. Satz related to these findings. Additionally, the Company affirmatively filed arbitration actions against Ms. Travis and approximately ninety of the Alvarez

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plaintiffs seeking damages for their respective breaches of their obligations to file in arbitration rather than in court, and seeking declaratory relief regarding their allegations. The arbitrator ruled against the Company in its affirmative claims against Ms. Travis. The Company has prevailed on its motions in court to dismiss the court actions and compel arbitration in both the Alvarez and Travis matters. Ms. Travis filed a motion to certify a class in her arbitration proceeding on behalf of all similarly situated persons, and the Company opposed that motion. The Company and the plaintiffs in the Alvarez and Travis matters have agreed to consolidate those actions before a single arbitrator. Following various procedural steps by the parties, on June 1, 2009, the Florida Circuit Court issued a judgment in the Company’s favor granting summary judgment, finding that FMU had not violated Florida’s Deceptive and Unfair Trade Practices Act, dismissing the common law claims against FMU and declaring FMU the prevailing party for all statutory claims. Additionally, the Court denied class certification due to the predominance of individual issues. In order to avoid the expense and uncertainty of an appeal of this dispositive judgment, the Company and all of the named plaintiffs have resolved the consolidated Alvarez and Travis matters for an amount that is immaterial to the Company’s financial position and results of operations.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni, and against the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the initial federal securities class action complaints. The Collet and Davila cases have now been consolidated into one action. A memorandum of understanding was executed by the parties resolving the Collet and Davila cases, pending court approval, for an immaterial amount of attorneys’ fees to be paid by the Company’s directors’ and officers’ insurance carrier to the plaintiffs’ lawyers, and with the Company agreeing to certain corporate governance matters. On August 6, 2009, the Court considered the parties’ motion for approval of the settlement and ordered further briefing on the fairness of the settlement and the proposed notice to shareholders.

On August 2, 2006, the Company was served with two virtually identical derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., and, Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al. The complaints were filed in the Orange County California Superior Court against David Moore, Paul St. Pierre, Frank McCord, Dennis Devereux, Beth Wilson, Dennis Beal, Jack Massimino, Linda Skladany, and Hank Adler. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty and unjust enrichment by the individual defendants related to the Company’s past option grant practices. Three other similar derivative actions were filed in Federal District Court for the Central District of California, one entitled Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., the second entitled M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and the third entitled Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The federal cases allege violation of the Securities and Exchange Act of 1934, violation of the California Corporations Code, unjust enrichment and return of unearned compensation, and breach of fiduciary duties, based on similar factual allegations to the Adolph and Gunkel cases. The Pfeiffer case is filed against the same defendants as the two state court cases. The Close and Edwards cases name the following individual defendants, all of whom are current and former directors and officers of the Company: Dave Moore, Jack Massimino, Ken Ord, William Murtagh, William Buchanan, Robert Owen, Stan Mortensen, Mark Pelesh, Mary Barry, Beth Wilson, Dennis Devereux, Paul St. Pierre, Alice Kane, Terry Hartshorn, Linda Skladany, Hank Adler, Loyal Wilson and Mike Berry. The federal derivative actions have since been consolidated in federal court; the state derivative actions have also been consolidated in state court. The parties have reached a stipulated settlement in these matters, subject to court approval, in which the Company has agreed to certain corporate governance practices and the Company and its insurer have agreed to pay the plaintiffs’ lawyers attorneys’ fees. The settlement is immaterial to the Company’s financial condition and results of operations. As previously disclosed, on July 6, 2009 the United States District Court for the Central District of California preliminarily approved a settlement of the consolidated Adolf, Gunkel, Pfeiffer, and Edwards actions. A summary Notice of Pendency and Proposed Settlement of Derivative Actions describing the material terms of the settlement was previously disclosed. The settlement documentation in its entirety is available at the Company’s web site under the Investor Relations heading.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al, and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida,

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice has declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. The Company has filed a motion to dismiss the Lee complaint. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously in these matters.

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

As of June 30, 2009, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 12—Employee Benefit Plans

The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code (the Plan). Employees classified as “regular” status as defined and who are regularly scheduled to work at least 30 hours per week (20 hours per week for instructors) are eligible to participate in the Plan beginning the first of the month following one month of employment. Company contributions begin the first of the month following 12 months of employment and 1,000 hours worked. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period from the date of employment. Company contributions to the plan were approximately $5.1 million, $3.6 million and $3.0 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED and certified as eligible by the ED. The ED will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the ED on an ongoing basis. As of June 30, 2009, management believes the Company’s institutions were in compliance with the applicable regulations in all material respects.

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

In a letter received from ACCSCT dated March 7, 2008, the Company was informed of a show cause action regarding our Everest College in San Jose, CA. In letters received from ACCSCT dated June 8, 2008, September 15, 2008, and March 11, 2009, San Jose was continued on show cause. In a letter dated August 13, 2009, from ACCSCT the Company was informed that it had voted to vacate the show cause order and grant Everest College, San Jose renewal of accreditation for a period of five years going forward from January 2008.

On May 1, 2009, the Company received notification from the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) that the Company’s Everest College-Phoenix campus (including its branch campus in Mesa, Arizona and its online operations) had been placed on probation. At June 30, 2009, the combined enrollment for these operations was 4,381 students and combined revenue was approximately 5.1% of the Company’s total net revenues from continuing operations for the fiscal year ended June 30, 2009. The probation action appears to be primarily related to questions about the institution’s autonomy as it relates to Corinthian’s ownership and control of the institution. The institution has recently made numerous changes to its governance and structure to comply with HLC’s accreditation criteria and is committed to continuing this process to resolve HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. If the problems have been addressed and the institution otherwise meets HLC’s Criteria for Accreditation, the probation will be removed at HLC’s October 2010 meeting. Although the Company cannot predict the outcome of this matter with certainty, it is confident it will be able to satisfy HLC’s accreditation criteria.

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

The ED calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the ED’s minimum composite score

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may demonstrate its financial responsibility by posting a letter of credit in favor of the ED in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 2009, all of the Company’s U.S. institutions and the Company on a consolidated basis satisfied each of the ED’s standards of financial responsibility.

For fiscal 2009, the Company’s calculations reflect that all of the Company’s schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. For purposes of performing such calculations on an individual school basis, the Company makes certain allocations of corporate cash to the individual campuses. Also, the Company, on a consolidated basis, meets the requirements with the composite score of 2.6.

As required for regulatory reporting with ED, for fiscal 2009, approximately 81.3% of the Company’s revenues (on a cash basis) were derived from federal Title IV programs. For fiscal 2009 the Company had $1,004.7 million of Title IV cash receipts and $231.2 of Non-Title IV cash receipts, each in the United States as calculated pursuant to ED regulations.

As of June 30, 2009, fourteen of our colleges were placed on reporting to their respective accrediting agencies, primarily with respect to the completion, retention, and/or placement rates of their students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. The Company is working to improve these retention and placement rates in the identified programs at these schools.

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

Note 14—Selected Quarterly Financial Summary (Unaudited)

	Fiscal Quarters				Fiscal Year
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Fiscal 2009
Net revenues	$289,581	$318,288	$346,443	$353,513	$1,307,825
Income from continuing operations	5,706	15,454	25,306	24,662	71,128
(Loss) Income from discontinued operations	(220)	(374)	(304)	(1,470)	(2,368)
Net income	5,486	15,080	25,002	23,192	68,760
Income per share (1):
Basic	$0.06	$0.18	$0.29	$0.27	$0.80
Diluted	$0.06	$0.17	$0.28	$0.26	$0.79
Fiscal 2008
Net revenues (2)	$244,467	$270,253	$279,918	$274,033	$1,068,671
Income from continuing operations (2)	4,319	9,527	14,255	4,764	32,865
(Loss) Income from discontinued operations (2)	(2,366)	(1,415)	(2,433)	(5,384)	(11,598)
Net income	1,953	8,112	11,822	(620)	21,267
Income per share (1):
Basic	$0.02	$0.10	$0.14	$(0.01)	$0.25
Diluted	$0.02	$0.10	$0.14	$(0.01)	$0.25
Fiscal 2007
Net revenues (2)	$218,514	$231,529	$237,552	$231,629	$919,224
Income from continuing operations (2)	2,640	3,446	12,832	(2,091)	16,827
(Loss) Income from discontinued operations (2)	(1,240)	(863)	(827)	(6,665)	(9,595)
Net income	1,400	2,583	12,005	(8,756)	7,232
Income per share (1):
Basic	$0.02	$0.03	$0.14	$(0.10)	$0.08
Diluted	$0.02	$0.03	$0.14	$(0.10)	$0.08

(1)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share may not agree with the annual earnings per share amount for the corresponding year.
(2)	Amounts prior to fourth quarter of 2008 reflected in the table above differ from previously filed quarterly reports. During the fourth quarter of 2008 the Company began to classify the results of operations related to specific campuses closed or held for sale as discontinued operations. See Note 2 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion of the Company’s discontinued operations.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Statement of Operations	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2007	$17,299	$50,980	$(45,558)	$22,721
Year ended June 30, 2008	22,721	68,347	(51,759)	39,309
Year ended June 30, 2009	39,309	111,723	(125,616)	25,416
Student notes receivable:
Year ended June 30, 2007	$2,243	$1,627	$(420)	$3,450
Year ended June 30, 2008	3,450	5,640	(30)	9,060
Year ended June 30, 2009	9,060	45,785	(25,667)	29,178

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009. The effectiveness of internal control over financial reporting as of June 30, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain information in response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2009. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

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

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K will be included in the Company’s 2009 Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2009, and is incorporated herein by reference.

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

3. Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Incorporation Reference
3.1+	Amended and Restated Certificate of Incorporation	(a)

3.2+	Amended and Restated Bylaws of the Company	(b)

10.52+	1998 Performance Award Plan of the Company	(c)

10.53+	Executive Deferral Plan of the Company	(d)

10.54+	Form of Director Stock Option Agreement under the 2003 Performance Award Plan of the Company	(e)

10.55+	Form of Incentive Stock Option Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(f)

10.56+	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(g)

10.57+	2004 New-Hire Award Plan of the Company	(h)

10.58+	Form of Option Agreement under the 2004 New-Hire Award Plan of the Company	(i)

10.59+	Form of Restricted Stock Unit Award Agreement under the 2004 New-Hire Award Plan of the Company	(j)

10.60+	Amendment 2005-1 to the 2004 New-Hire Award Plan of the Company	(k)

10.61+	Second Amended and Restated Credit Agreement, dated as of June 8, 2005, among the Company, Corinthian Canada Acquisition, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, Union Bank of California, N.A., as Syndication Agent, U.S. Bank National Association and JPMorgan Chase Bank, as Co-Documentation Agents, each Lender from time to time party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(l)

10.61.1+	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of August 10, 2007, among the Company, CDI Career Development Institutes Ltd., the Lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic L/C Issuer and Domestic Swing Line Lender, Bank of America, N.A., acting through its Canadian Branch, as Canadian Administrative Agent, Canadian L/C Issuer and Canadian Swing Line Lender, and certain other agents	(m)

10.62+	Form of Lock-Up Agreement between the Company and each of the officers of the Company with the title of Division President, Vice President, Senior Vice President, Executive Vice President, Chief Executive Officer or Chairman of the Board, each entered into as of June 30, 2006	(n)

10.63+	Description of Compensation Arrangements with Non-Employee Members of the Company’s Board of Directors	(o)

10.64+	Form of Stock Option Agreement Amendment between the Company and each of its Directors	(p)

Exhibit Number	Description of Exhibit	Incorporation Reference
10.65+	2003 Performance Award Plan of the Company, as amended and restated	(q)

10.66+	Form of Non-Qualified Stock Option Agreement issued to certain executive officers under the 2003 Performance Award Plan	(r)

10.67+	Form of Employment Agreement amended and restated as of August 21, 2007, by and between the Company and Jack D. Massimino	(s)

10.68+	Form of performance-related Nonqualified Stock Option Agreement to be entered into between the Company and Jack D. Massimino under the 2003 Performance Award Plan	(t)

10.69+	Form of Restricted Stock Unit Award Agreement under the 2003 Performance Award Plan of the Company	(u)

10.70+	Form of Director Stock Unit Award Notice under the 2003 Performance Award Plan of the Company	(v)

10.71+	Form of Employment Agreement amended and restated as of March 17, 2008, by and between the Company and each of Peter Waller, Kenneth Ord, Beth Wilson and Mark Pelesh	(w)

10.72+	Form of Executive Bonus Plan under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers	(x)

10.73+	Form of Executive Bonus Plan Schedule under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers	(y)

10.74	Deferred Compensation Plan of the Company

10.75	Form of Employment Agreement between the Company and certain of its officers, including Matthew Ouimet, the Company’s President and Chief Operating Officer

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:
(a)	Incorporated by reference to Appendix B of the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on December 15, 2006.
(b)	Incorporated by reference to Exhibit 3.2 of the Report on Form 8-K as filed with the Securities and Exchange Commission on August 21, 2008.
(c)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.
(d)	Incorporated by reference to Exhibit 4 of the Company’s Form S-8 filed with the Securities and Exchange Commission on August 3, 2004.
(e)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.
(f)	Incorporated by Reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.
(g)	Incorporated by Reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.
(h)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(i)	Incorporated by Reference to Exhibit 10.2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.

(j)	Incorporated by Reference to Exhibit 10.2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(k)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.
(l)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2005.
(m)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.
(n)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.
(o)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 10-Q filed with the Securities and Exchange Commission on February 6, 2009.
(p)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.
(q)	Incorporated by Reference as Appendix A to the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 14, 2005.
(r)	Incorporated by Reference to the like-numbered exhibit of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2006.
(s)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2007.
(t)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2007.
(u)	Incorporated by Reference to Exhibit 10.75 of the Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2007.
(v)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008.
(w)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008.
(x)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009.
(y)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/s/ PETER C. WALLER	By:	/s/ KENNETH S. ORD	By:	/s/ ROBERT C. OWEN
	Peter C. Waller Chief Executive Officer, (Principal Executive Officer) August 25, 2009		Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer) August 25, 2009		Robert C. Owen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer) August 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints Peter C. Waller and Kenneth S. Ord, or either of them, as attorneys-in-fact and agents to execute and file with the applicable regulatory authorities any amendment to this report on his or her behalf individually and in each capacity stated below.

Signature	Title	Date

/s/ JACK D. MASSIMINO Jack D. Massimino	Executive Chairman of the Board	August 25, 2009

/s/ PETER WALLER	Chief Executive Officer, Director	August 25, 2009
Peter Waller	(Principal Executive Officer)

/s/ PAUL ST. PIERRE	Director	August 25, 2009
Paul St. Pierre

/s/ LINDA AREY SKLADANY	Director	August 25, 2009
Linda Arey Skladany

/s/ HANK ADLER	Director	August 25, 2009
Hank Adler

/s/ ROBERT LEE	Director	August 25, 2009
Robert Lee

/s/ TIM SULLIVAN	Director	August 25, 2009
Tim Sullivan

/s/ JOHN DIONISIO	Director	August 25, 2009
John Dionisio

/s/ ALICE T. KANE	Director	August 25, 2009
Alice T. Kane

Director
Terry O. Hartshorn