Form 10-Q
period 2009-09-30
CORINTHIAN COLLEGES INC
filed 2009-10-30
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

At October 26, 2009, there were 87,595,134 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the First Quarter Ended September 30, 2009

EXPLANATORY NOTE

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus, and the Company has since sold the capital assets of WyoTech Oakland. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of operations for all periods presented. The Company expects to have no significant continuing involvement with these entities.

During the fourth quarter of fiscal 2007, the Company decided to divest all of its Canadian campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston MA campus. The Company sold the non-Ontario Canadian campuses on February 29, 2008. The Company sold WyoTech Boston on May 1, 2008. The Company has no significant continuing involvement with these entities.

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2009	June 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225,348	$160,276
Accounts receivable, net of allowance for doubtful accounts of $24,328 and $25,416 at September 30, 2009 and June 30, 2009, respectively	61,404	65,976
Student notes receivable, net of allowance for doubtful accounts of $7,624 and $8,203 at September 30, 2009 and June 30, 2009, respectively	12,315	11,532
Deferred income taxes	32,426	32,369
Prepaid expenses and other current assets	27,276	38,378

Total current assets	358,769	308,531
PROPERTY AND EQUIPMENT, net	228,600	227,553
OTHER ASSETS:
Goodwill, net	189,624	186,644
Other intangibles, net	38,409	38,647
Student notes receivable, net of allowance for doubtful accounts of $22,951 and $20,975 at September 30, 2009 and June 30, 2009, respectively	34,667	29,938
Deposits and other assets	6,506	3,709
Deferred income taxes	4,131	3,849

TOTAL ASSETS	$860,706	$798,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,222	$39,159
Accrued compensation and related liabilities	54,443	79,989
Accrued expenses	33,140	14,305
Prepaid tuition	91,697	66,656
Current portion of capital lease obligations	486	474

Total current liabilities	224,988	200,583
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	14,056	14,189
LONG-TERM DEBT, net of current portion	8,389	13,895
DEFERRED INCOME TAXES	14,921	14,922
OTHER LONG-TERM LIABILITIES	38,563	37,614
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 89,850 shares issued and 87,594 shares outstanding at September 30, 2009 and 89,341 shares issued and 87,085 shares outstanding at June 30, 2009	9	9
Additional paid-in capital	215,300	208,331
Treasury stock	(31,368)	(31,368)
Retained earnings	376,110	343,197
Accumulated other comprehensive loss	(262)	(2,501)

Total stockholders’ equity	559,789	517,668

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$860,706	$798,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
NET REVENUES	$388,471	$289,581
OPERATING EXPENSES:
Educational services	215,013	176,835
General and administrative	39,464	29,338
Marketing and admissions	80,104	73,340

Total operating expenses	334,581	279,513

INCOME FROM OPERATIONS	53,890	10,068
Interest (income)	(300)	(449)
Interest expense	504	757
Other (income) expense, net	(1,159)	203

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	54,845	9,557
Provision for income taxes	21,931	3,851

INCOME FROM CONTINUING OPERATIONS	32,914	5,706
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(220)

NET INCOME	$32,914	$5,486

INCOME PER SHARE—BASIC:
Income from continuing operations	$0.38	$0.07
Loss from discontinued operations	—	(0.01)

Net income	$0.38	$0.06

INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.37	$0.07
Loss from discontinued operations	—	(0.01)

Net income	$0.37	$0.06

Weighted average number of common shares outstanding:
Basic	87,264	85,399

Diluted	88,634	86,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUING AND DISCONTINUED OPERATIONS

(In thousands)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,914	$5,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,954	12,833
Stock based compensation	2,719	2,601
Loss on disposal of assets	243	—
Changes in assets and liabilities:
Accounts receivable, net	4,789	4,031
Student notes receivable, net	(5,512)	(3,977)
Prepaid expenses and other assets	8,397	9,258
Accounts payable	5,728	5,198
Accrued expenses and other liabilities	(20,053)	(14,588)
Income taxes payable	12,583	—
Prepaid tuition	24,178	7,562
Other long-term liabilities	721	(700)

Net cash provided by operating activities	80,661	27,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,265)	(10,876)
Proceeds from sale of assets	—	126

Net cash used in investing activities	(14,265)	(10,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	8,145	2,924
Principal repayments on capital lease obligations and long-term debt	(14,592)	(25,108)
Proceeds from exercise of stock options and employee stock purchase plan	4,821	2,747

Net cash used in financing activities	(1,626)	(19,437)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	302	(156)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,072	(2,639)
CASH AND CASH EQUIVALENTS, beginning of period	160,276	32,004

CASH AND CASH EQUIVALENTS, end of period	$225,348	$29,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$1,641	$(1,998)

Interest paid, net of capitalized interest	$553	$379

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of September 30, 2009, the Company had 93,493 students and operated 89 schools in 24 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, criminal justice, business, vehicle repair and maintenance, construction trades and information technology. The Company also offers exclusively online degrees, primarily in business and criminal justice.

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus, and the Company has since sold the capital assets of WyoTech Oakland. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in the consolidated statements of operations for all periods presented. The Company expects to have no significant continuing involvement with these entities.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2009 consolidated financial statements of the Company included in the Company’s 2009 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010.

The unaudited condensed consolidated financial statements as of September 30, 2009 and for the three months ended September 30, 2009 and 2008 and the audited condensed consolidated financial statements as of June 30, 2009 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company estimates fair value using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at September 30, 2009. In addition, the carrying value of all borrowings approximates fair value at September 30, 2009.

Note 2—Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	2008
Basic common shares outstanding	87,264	85,399
Effects of dilutive securities:
Stock options and restricted stock units	1,370	1,380

Diluted common shares outstanding	88,634	86,779

During the three months period ended September 30, 2009, the Company issued approximately 0.5 million shares of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.

Note 3—Discontinued Operations

Fiscal 2008

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. During the fourth quarter of fiscal 2009, the Company sold the capital assets of WyoTech Oakland for $0.2 million. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of these campuses are reflected as discontinued operations in the Company’s consolidated statements of income for all periods presented. The net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2008, the Company recorded a charge of approximately $2.6 million, net of income tax benefit of $1.2 million, to accrue future rental payments related to the closed campuses and to reduce the carrying value of the net assets of the Company’s campuses held for sale and closed to estimated fair value, less costs to sell, as of June 30, 2008 (primarily related to the accrued rent of $2.8 million and the impairment of fixed assets in the amount of $1.0 million). The charge is reflected as a component of loss from discontinued operations on the Company’s Consolidated Statements of Operations for the year ended June 30, 2008. The Company expects to have no significant continuing involvement with these entities.

Fiscal 2007

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

Note 4—Comprehensive Income (from continuing and discontinued operations)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income for the three month period ended September 30, 2009 and 2008 (in thousands, unaudited):

	Three Months Ended September 30,
	2009	2008
Net income	$32,914	$5,486
Foreign currency translation adjustments	2,209	(944)
Post employment benefits	30	6

Comprehensive income	$35,153	$4,548

Note 5—Impairment, Facility Closing, and Severance Charges

The table below summarizes the liability and activity for the three month period ended September 30, 2009, relating to the impairment, facility closing and severance charges (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2009	$694	$1,977	$2,671
Cash payments	(694)	(205)	(899)

Balance at September 30, 2009 (Unaudited)	$—	$1,772	$1,772

Note 6—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$370,004	$275,237
Canadian operations	18,467	14,344

Consolidated	$388,471	$289,581

	September 30, 2009	June 30, 2009
	(unaudited)
Long-lived assets
U.S. operations	$443,437	$436,024
Canadian operations	58,500	54,316

Consolidated	$501,937	$490,340

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 7—Commitments and Contingencies

Legal Matters

In the ordinary conduct of its business, the Company and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students, employment-related matters, business disputes and regulatory demands. In some of the lawsuits and arbitrations pending against the Company, including matters not presently deemed to be material and which are not disclosed below, the plaintiffs seek certification of the matter as a class action in order to represent all other “similarly-situated persons.” None of the matters currently pending against the Company in which plaintiffs seek class certification has yet been certified as a class action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters threatened or pending against the Company, including those disclosed below, will not have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company has previously disclosed the state and federal derivative complaints captioned Adolf, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., , Gunkel, Derivatively on behalf of nominal defendant Corinthian Colleges, Inc., v. David Moore, et al., Pfeiffer, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., M. Alvin Edwards, III, derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al. and Lori Close, derivatively on behalf of Corinthian Colleges Inc., v. David Moore et al. The parties’ previously-disclosed settlement was approved by the Court on September 21, 2009.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice has declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal has since been appealed. The Company has filed a motion to dismiss the Lee complaint. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously in these matters.

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

On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition names thirteen former students of three Dallas-area Everest campuses as plaintiffs and does not seek certification as a class action. The plaintiffs allege violations of Texas’ Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs seek recovery of compensatory and exemplary damages and attorneys’ fees. The Company believes the petition is without merit and intends to vigorously defend itself against these allegations.

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

As of September 30, 2009, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 8—New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which established the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. This guidance also explicitly recognized rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for periods ending after September 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations.

Note 9—Income Taxes

The Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are now reported as a component of income tax expense. As of September 30, 2009 and June 30, 2009, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Operations was $0.3 million.

As of September 30, 2009 and June 30, 2009, the total amount of unrecognized tax benefits was $0.7 million. As of September 30, 2009 and June 30, 2009, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized is $0.4 million. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is less than $0.2 million.

The Company’s effective tax rate for the first three months of fiscal 2010 was 40.0% compared to 40.3% for the first three months of fiscal 2009.

Note 10—Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 29, 2009, the date the financial statements were issued.

On October 20, 2009, the Company announced that it has signed a definitive agreement to acquire Heald Capital LLC, the parent company of Heald College. Under the terms of the definitive agreement, Corinthian will pay $395 million in cash at closing in exchange for all outstanding membership interests of Heald Capital LLC, the parent company of Heald College, subject to certain working capital items. The purchase price also includes the repayment or assumption of Heald’s debt and other closing payments.

Corinthian plans to finance the acquisition through a combination of cash and debt, using its recently announced $280 million credit facility and available cash. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close during the third quarter of fiscal 2010.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 28.4% to 31.4% or $24.3 million to $26.9 million would result in a decrease in pre-tax income of $2.6 million for the period ending September 30, 2009. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 39.4% to 42.4% or $30.6 million to $32.9 million would result in a decrease in pre-tax income of $2.3 million for the period ending September 30, 2009.

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

Goodwill and Intangible Assets. We have significant goodwill and other intangible assets. Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. We consider a number of factors, including valuations and appraisals from independent valuation firms, in determining the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and trade names. We, however, are ultimately responsible for the valuations. The fair value of identified intangible assets is derived using accepted valuation methodologies, including cost, market, and income approaches, as appropriate, following consultations with valuation firms and the requirements set forth by the Uniform Standards of Professional Appraisal Practice.

The Company does not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria within the accounting standards. Curricula are amortized over their useful lives ranging generally from three to fifteen years and the amortization is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount at the reporting unit level. We determined the fair value of our reporting units using the income approach that includes discounted cash flow as well as other generally accepted valuation methodologies. To the extent the fair value of a reporting unit is less than the carrying value of its net assets, we record an impairment charge in the consolidated statements of operations.

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

Discontinued Operations. During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. During the fourth quarter of fiscal 2009, the Company sold the capital assets of WyoTech Oakland for $0.2 million. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of these campuses are reflected as discontinued operations in the Company’s consolidated statements of income for all periods presented. The net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2008, the Company recorded a charge of approximately $2.6 million, net of income tax benefit of $1.2 million, to accrue future rental payments related to the closed campuses and to reduce the carrying value of the net assets of the Company’s campuses held for sale and closed to estimated fair value, less costs to sell, as of June 30, 2008 (primarily related to the accrued rent of $2.8 million and the impairment of fixed assets in the amount of $1.0 million). The charge is reflected as a component of loss from discontinued operations on the Company’s Consolidated Statements of Operations for the year ended June 30, 2008. The Company expects to have no significant continuing involvement with these entities.

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

Income Taxes. We currently have deferred income tax assets which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income offset by deferred income tax liabilities. We evaluate the realizability of our deferred income tax assets annually. In addition, we review our income tax filing positions quarterly and update our tax contingency reserves as necessary.

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

Stock-based Compensation. In December 2004, the FASB issued accounting guidance that requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the guidance requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements, beginning as of the first interim or annual reporting period beginning after June 15, 2005. Accordingly, we adopted this guidance during the first quarter of fiscal 2006 in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,
	2009	2008
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%
Operating expenses:
Educational services	55.3	61.1
General and administrative	10.2	10.1
Marketing and admissions	20.6	25.3

Total operating expenses	86.1	96.5
Income from operations	13.9	3.5
Interest (income)	(0.1)	(0.2)
Interest expense	0.1	0.3
Other (income) expense	(0.2)	0.1

Income from continuing operations before provision for income taxes	14.1	3.3
Provision for income taxes	5.6	1.3

Income from continuing operations	8.5	2.0
Loss from discontinued operations, net of tax	—	(0.1)

Net income	8.5%	1.9%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Revenues. Net revenues increased $98.9 million, or 34.2%, from $289.6 million in the first quarter of fiscal 2009 to $388.5 million in the first quarter of fiscal 2010. The increase was due to an approximate 25.8% increase in average student population and a 6.7% increase in average revenue per student during the period. At September 30, 2009, student population related to continuing operations was 93,493 compared with 74,265 at September 30, 2008, an increase of 25.9%. Total student starts related to continuing operations increased 22.2% to 36,737 for the first quarter of fiscal 2010 when compared to the first quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $38.2 million, or 21.6%, from $176.8 million in the first quarter of fiscal 2009 to $215.0 million in the first quarter of fiscal 2010. As a percentage of net revenues, educational services expenses decreased from 61.1% of revenues in the first quarter of fiscal 2009 to 55.3% of revenues in the first quarter of fiscal 2010. The decrease was primarily due to a reduction in facility costs and bad debt expense as a percentage of revenue. The reduction in facility costs as a percent of revenue is primarily due to the amount being largely fixed in nature. Bad debt expense decreased from $25.0 million or 6.4% of net revenues for the first quarter of fiscal 2010 compared to $25.7 million or 8.9% of net revenues for the first quarter of fiscal 2009. The decrease in bad debt expense was primarily due to more efficient financial aid packaging for students and the more timely collection of accounts receivable.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $10.2 million, or 34.8%, from $29.3 million in the first quarter of fiscal 2009 to $39.5 million in the first quarter of fiscal 2010. As a percentage of net revenues, general and administrative expenses increased from 10.1% of revenues in the first quarter of fiscal 2009 to 10.2% of revenues in the first quarter of fiscal 2010.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $6.8 million, or 9.3%, from $73.3 million in the first quarter of fiscal 2009 to $80.1 million in the first quarter of fiscal 2010. As a percentage of net revenues, marketing and admissions expenses decreased from 25.3% of revenues in the first quarter of fiscal 2009 to 20.6% of revenues for the first quarter of fiscal 2010. The decrease is primarily attributable to a decrease in advertising as a result of market conditions and increased efficiencies derived from brand consolidation.

Provision for Income Taxes. The effective rate in the first quarter of fiscal 2010 was 40.0% as compared to 40.3% in the first quarter of fiscal 2009

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

Liquidity and Capital Resources

On September 30, 2009, we entered into a Third Amended and Restated Credit Agreement with aggregate borrowing capacity of $280 million, of which $260 million is a domestic facility and $20 million, is a Canadian facility. The Third Amended and Restated Credit Agreement expires on October 1, 2012. The Third Amended and Restated Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a ED financial responsibility composite score ratio. As of September 30, 2009, we were in compliance with all of the covenants. As of September 30, 2009, the credit facility had borrowings outstanding of $8.4 million and approximately $10.8 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $133.8 million as of September 30, 2009 and $107.9 million as of June 30, 2009 and the current ratio was 1.6:1 and 1.5:1, respectively. The increase in working capital compared to June 30, 2009 is primarily due to an increase in cash balances resulting from higher net income, partially offset by an increase in prepaid tuition.

Cash flows provided by operating activities amounted to $80.7 million in the first three months of fiscal 2010 compared to $27.7 million provided by operating activities in the same period of fiscal 2009. The increase in cash provided by operating activities for the first three months of fiscal 2010 compared to the first three months of fiscal 2009 was primarily due to an increase in net income and the timing of cash receipts and payments related to working capital, primarily prepaid tuition and taxes payable. Included in cash flows from operating activities is $0.2 million and $0.6 million of net cash used in operating activities related to discontinued operations for the first three months of 2010 and 2009, respectively.

Cash flows used in investing activities amounted to $14.3 million in the first three months of fiscal 2010 compared to cash flows used in investing activities of $10.8 million in the first three months of fiscal 2009. The increase in cash used in investing activities in the first three months of fiscal 2010 compared to the same period last year was due primarily to an increase in capital expenditures. Capital expenditures of $14.3 million during the first three months of fiscal 2010, compared to capital expenditures of $10.9 million in the first three months of fiscal 2009, were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $85 million for fiscal 2010.

Cash flows used in financing activities in the first three months of fiscal 2010 amounted to approximately $1.6 million compared to $19.4 million for the first three months of fiscal 2009. The decrease in cash used in financing activities in the first three months of fiscal 2010 compared to the same period last year was due primarily to a repayment of long-term debt in fiscal 2009. We funded our cash needs through cash flows from operations.

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

In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds have been approximately $36 million for the quarter ended September 30, 2009 and are projected to be approximately $140 million for the year ending June 30, 2010. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

In fiscal 2009, we estimated that the average loan discount rate associated with this program would be approximately 55%, based upon the projected mix of students’ credit scores. Based on actual loan volume and credit score mix, we estimate the average loan discount to be approximately 56-58% for loans funded during fiscal years 2010.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the three months ended September 30, 2009 and 2008 is net other income of $1.1 million and $0.0 million, associated with the Genesis notes program, respectively. The net other income reflects the interest income, partially offset by costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

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

On May 1, 2009, the Company received notification from the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) that the Company’s Everest College-Phoenix campus (including its branch campus in Mesa, Arizona and its online operations) had been placed on probation. The probation action appears to be primarily related to questions about the institution’s autonomy as it relates to Corinthian’s ownership and control of the institution. The institution has made numerous changes to its governance and structure to comply with HLC’s accreditation criteria and is committed to continuing this process to resolve HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. If the problems have been addressed and the institution otherwise meets HLC’s Criteria for Accreditation, the probation will be removed at HLC’s October 2010 meeting. Although the Company cannot predict the outcome of this matter with certainty, it is confident it will be able to satisfy HLC’s accreditation criteria. However, since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College—Phoenix to satisfactorily resolve its probation with HLC could have a material adverse effect on our business, results of operation and financial condition.

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

ED’s Office of the Inspector General (the “OIG”) is also conducting an audit of our Everest Institute in Brighton, MA, and the WyoTech Boston, MA campus that was sold during May 2008 to determine whether agreements between those institutions and lenders for the period of July 1, 2007 through March 31, 2009 were in compliance with the HEA. We are cooperating with the OIG’s audit.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of September 30, 2009, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $8.4 million and capital lease obligations of $14.5 million, and (ii) student notes receivable, net, in the aggregate amount of $47.0 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of September 30, 2009 was CAD $22.9 million which includes borrowings outstanding under the credit facility of CAD $9.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the updated risk factors set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related To Extensive Regulation of Our Business

If we fail to follow extensive regulatory requirements for our business, we could suffer severe fines and penalties, including loss of access to federal student loans and grants for our students.

We derive a majority of our revenues on a cash basis from federal student financial aid programs. In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the “HEA”), and the regulations issued thereunder by the Department of Education (“ED”), subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA (“Title IV”). As a result, our schools are subject to extensive regulations by these agencies that, among other things, require us to:

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

These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements. If one or more of our schools were to violate any of these regulatory requirements, we could suffer fines, penalties or other sanctions, including the loss of our ability to participate in federal student financial aid programs at those schools, any of which could have a material adverse effect on our business. We cannot predict how all of these requirements will be applied, or whether we will be able to comply with all of the requirements.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if their current and former students’ loan default rates on federally guaranteed student loans are too high.

Under the HEA, an institution could lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federally guaranteed student loans funded by third parties equal or exceed 25% per year for three consecutive years. ED generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. On that schedule, the Company expects ED to publish draft cohort default rates for the students who entered repayment between October 1, 2007 and September 30, 2008 (the “2008 Cohort”) in February 2010. The Company monitors on an ongoing basis the preliminary data about cohorts which are in the process of repayment.

Although the draft cohort default rates for the 2008 Cohort will not be available until February 2010, the measurement period for that cohort has now ended and the guaranty agencies have gathered preliminary data for submission to ED. Those preliminary data show the negative impact of the ongoing recession on the 2008 Cohort. Given the data the Company has received thus far, we expect ten to twelve of our “institutions” to exceed the 25% limitation for the 2008 Cohort, but we do not expect any of these institutions to exceed the threshold for three consecutive years. The preliminary data also show another five of our “institutions” could exceed this limitation, although the Company will not know the outcome for these institutions until draft rates are published in February 2010. The term “institution” means a main campus and its additional locations, as defined under ED regulations. The Company has a total of forty institutions, many of which include additional locations.

The HEA is required to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the HEA, called the Higher Education Opportunity Act (“HEOA”), made significant changes to the requirements governing the Title IV Programs, including the provisions on cohort default rates. Under the HEOA, a separate calculation will be performed that will add an additional federal fiscal year of borrowers’ repayment performance starting with the Cohort that enters repayment between October 1, 2008 and September 30, 2009. After three years of Cohort Default Rates calculated with the additional federal fiscal year are available, sanctions will be imposed if an institution has a Cohort Default Rate, under the new calculation, of more than 30% for three consecutive federal fiscal years. We review all annually published Cohort Default Rates and appeal the rates we believe are inaccurate. If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

ED is currently in the process of negotiated rulemaking. Any changes in ED’s regulations could affect the ability of our students to obtain federal funding under Title IV Programs, impact our operations, and have other consequences for us.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. On September 9, 2009, the Department published a notice in the Federal Register announcing its intent to establish two negotiated rulemaking committees to prepare proposed regulations under Title IV of the HEA.

Under negotiated rulemaking, ED works to develop a Notice of Proposed Rulemaking in collaboration with representatives of the parties who will be affected significantly by the regulations through a series of meetings during which the representatives work with the ED to come to consensus on the ED’s proposed regulations. One of the newly announced ED committees will address the following issues, many of which are relevant to the Company: satisfactory academic progress; monitoring grade point averages; incentive compensation; gainful employment in a recognized occupation; state authorization as a component of institutional eligibility; definition of a credit hour; verification of information included on a Free Application for Federal Student Aid (FAFSA); definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs; misrepresentation of information provided to students and prospective students; ability to benefit; agreements between institutions of higher education; retaking coursework; term-based module programs; institutions required to take attendance for purposes of the Return of Title IV Funds requirements; and timeliness and method of disbursement of Title IV funds.

We cannot predict with certainty the impacts of the ED’s negotiated rulemaking process on Title IV program eligibility or our operations, or other legislative or regulatory changes by the agencies regulating our education programs, how any resulting regulations will be interpreted or whether our schools will be able to comply with these requirements in the future. Any actions by ED that affect Title IV funding availability, funding vehicles or institutional or student funding eligibility requirements, or actions by other bodies that affect our programs and operations, could have a material adverse effect on our student enrollments, our ability to remain eligible for Title IV Programs and our results of operations and cash flows.

If regulators do not approve our acquisitions, the acquired school(s) would not be permitted to participate in federal student financial aid programs.

When we acquire an institution that participates in federal student financial aid programs, we must seek approval from the ED and most applicable state agencies and accrediting agencies, because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the ED standards can result in the temporary suspension of the institution’s participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the ED and the ED issues a temporary certification document. On October 20, 2009, the Company announced that it has signed a definitive agreement to acquire Heald Capital LLC, the parent company of Heald College. Under the terms of the definitive agreement, the Company will pay $395 million in cash at closing in exchange for all outstanding membership interests of Heald Capital LLC, subject to certain working capital items. The purchase price also includes the repayment or assumption of Heald’s debt and other closing payments. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close during the third quarter of fiscal 2010. If we are unable to obtain required regulatory approvals, including approvals from Heald’s accrediting agency and ED, such a failure could impede our ability to close the transaction, and, if such failure occurred after the closing, could have a material adverse effect on our business.

Operational Risks That Could Have a Material Adverse Effect on Our Business

If we cannot effectively integrate acquired schools, it could harm our business.

The integration of any acquired operation entails certain risks. We cannot make assurances that any acquired schools, including the expected acquisition of Heald, can be successfully integrated into our operations or be operated profitably. Acquisitions involve a number of risks that include:

•	diversion of management resources;

•	integration of the acquired schools’ operations;

•	possible adverse short-term effects on reported operating results; and

•	possible loss of key employees.

If we fail to successfully manage the acquisition of Heald, our business would likely suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

October 29, 2009	/s/ PETER C. WALLER
Peter C. Waller
Chief Executive Officer (Principal Executive Officer)

October 29, 2009	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 29, 2009	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)