Form 10-Q
period 2009-12-31
CORINTHIAN COLLEGES INC
filed 2010-02-04
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2009

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

At January 27, 2010, there were 87,722,854 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2009

EXPLANATORY NOTE

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus, and the Company has since sold the capital assets of WyoTech Oakland. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of operations for all prior periods presented. The Company expects to have no significant continuing involvement with these entities.

During the fourth quarter of fiscal 2007, the Company decided to divest all of its Canadian campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston MA campus. The Company sold the non-Ontario Canadian campuses on February 29, 2008. The Company sold WyoTech Boston on May 1, 2008. The Company has no significant continuing involvement with these entities.

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$251,163	$160,276
Accounts receivable, net of allowance for doubtful accounts of $26,955and $25,416 at December 31, 2009 and June 30, 2009, respectively	58,733	65,976
Student notes receivable, net of allowance for doubtful accounts of $7,334 and $8,203 at December 31, 2009 and June 30, 2009, respectively	14,153	11,532
Deferred income taxes	32,444	32,369
Prepaid expenses and other current assets	28,077	38,378

Total current assets	384,570	308,531
PROPERTY AND EQUIPMENT, net	231,389	227,553
OTHER ASSETS:
Goodwill, net	190,566	186,644
Other intangibles, net	38,144	38,647
Student notes receivable, net of allowance for doubtful accounts of $21,458 and $20,975 at December 31, 2009 and June 30, 2009, respectively	42,864	29,938
Deposits and other assets	6,705	3,709
Deferred income taxes	4,221	3,849

TOTAL ASSETS	$898,459	$798,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,996	$39,159
Accrued compensation and related liabilities	62,072	79,989
Accrued expenses	22,050	14,305
Prepaid tuition	93,267	66,656
Current portion of capital lease obligations	499	474

Total current liabilities	221,884	200,583
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	13,920	14,189
LONG-TERM DEBT, net of current portion	3,809	13,895
DEFERRED INCOME TAXES	14,921	14,922
OTHER LONG-TERM LIABILITIES	39,484	37,614
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 89,922 shares issued and 87,666 shares outstanding at December 31, 2009 and 89,341 shares issued and 87,085 shares outstanding at June 30, 2009	9	9
Additional paid-in capital	219,775	208,331
Treasury stock	(31,368)	(31,368)
Retained earnings	415,512	343,197
Accumulated other comprehensive income (loss)	513	(2,501)

Total stockholders’ equity	604,441	517,668

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$898,459	$798,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$414,308	$318,288	$802,779	$607,869
OPERATING EXPENSES:
Educational services	221,874	184,802	436,887	361,639
General and administrative	47,341	32,287	86,805	61,625
Marketing and admissions	80,295	73,555	160,399	146,894

Total operating expenses	349,510	290,644	684,091	570,158

INCOME FROM OPERATIONS	64,798	27,644	118,688	37,711
Interest (income)	(351)	(483)	(651)	(932)
Interest expense	832	797	1,336	1,541
Other (income) expense, net	(1,351)	1,343	(2,510)	1,558

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	65,668	25,987	120,513	35,544
Provision for income taxes	26,267	10,533	48,198	14,384

INCOME FROM CONTINUING OPERATIONS	39,401	15,454	72,315	21,160
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(374)	—	(594)

NET INCOME	$39,401	$15,080	$72,315	$20,566

INCOME PER SHARE—BASIC:
Income from continuing operations	$0.45	$0.18	$0.83	$0.24
Loss from discontinued operations	—	—	—	—

Net income	$0.45	$0.18	$0.83	$0.24

INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.44	$0.18	$0.82	$0.24
Loss from discontinued operations	—	(0.01)	—	—

Net income	$0.44	$0.17	$0.82	$0.24

Weighted average number of common shares outstanding:
Basic	87,625	85,627	87,444	85,513

Diluted	88,624	86,905	88,617	86,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUING AND DISCONTINUED OPERATIONS

(In thousands)

	Six Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,315	$20,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,163	25,584
Stock based compensation	6,295	5,508
Loss on disposal of assets	363	603
Changes in assets and liabilities:
Accounts receivable, net	7,713	19,656
Student notes receivable, net	(15,546)	(10,558)
Prepaid expenses and other assets	7,239	6,533
Accounts payable	4,318	5,319
Accrued expenses and other liabilities	(17,529)	(9,813)
Income taxes payable	6,523	—
Prepaid tuition	25,474	16,788
Other long-term liabilities	1,569	(831)

Net cash provided by operating activities	126,897	79,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,937)	(22,109)
Proceeds from sale of assets	—	225

Net cash used in investing activities	(30,937)	(21,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	8,133	—
Principal repayments on capital lease obligations and long-term debt	(19,351)	(35,221)
Proceeds from exercise of stock options and employee stock purchase plan	5,748	3,980

Net cash used in financing activities	(5,470)	(31,241)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	397	(264)

NET INCREASE IN CASH AND CASH EQUIVALENTS	90,887	25,966
CASH AND CASH EQUIVALENTS, beginning of period	160,276	32,004

CASH AND CASH EQUIVALENTS, end of period	$251,163	$57,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$33,969	$5,089

Interest paid, net of capitalized interest	$914	$2,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of December 31, 2009, the Company had 93,152 students and operated 89 schools in 24 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, criminal justice, business, vehicle repair and maintenance, construction trades and information technology. The Company also offers exclusively online degrees, primarily in business and criminal justice.

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus, and the Company has since sold the capital assets of WyoTech Oakland. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in the consolidated statements of operations for all prior periods presented. The Company expects to have no significant continuing involvement with these entities.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2009 consolidated financial statements of the Company included in the Company’s 2009 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010.

The unaudited condensed consolidated financial statements as of December 31, 2009 and for the three and six months ended December 31, 2009 and 2008 and the audited condensed consolidated financial statements as of June 30, 2009 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at December 31, 2009. In addition, the carrying value of all borrowings approximates fair value at December 31, 2009.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Note 2—Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share for the three and six months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Basic common shares outstanding	87,625	85,627	87,444	85,513
Effects of dilutive securities:
Stock options and restricted stock units	999	1,278	1,173	1,322

Diluted common shares outstanding	88,624	86,905	88,617	86,835

During the three and six month periods ended December 31, 2009, the Company issued approximately 0.1 million and 0.6 million shares of common stock, respectively, related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.

Note 3—Discontinued Operations

Fiscal 2008

During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. During the fourth quarter of fiscal 2009, the Company sold the capital assets of WyoTech Oakland for $0.2 million. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of these campuses are reflected as discontinued operations in the Company’s consolidated statements of income for all prior periods presented. The net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2008, the Company recorded a charge of approximately $2.6 million, net of income tax benefit of $1.2 million, to accrue future rental payments related to the closed campuses and to reduce the carrying value of the net assets of the Company’s campuses held for sale and closed to estimated fair value, less costs to sell, as of June 30, 2008 (primarily related to the accrued rent of $2.8 million and the impairment of fixed assets in the amount of $1.0 million). The charge is reflected as a component of loss from discontinued operations on the Company’s Consolidated Statements of Operations for the year ended June 30, 2008. The Company expects to have no significant continuing involvement with this entity.

Fiscal 2007

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The schools were sold in fiscal year 2008. Accordingly, the results of operations of the campuses within the Sale Group are reflected as discontinued operations in the Company’s consolidated statements of income for all prior periods presented. The net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, the Company recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of the Company’s campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI Schools). The Company expects to have no significant continuing involvement with these entities.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

These campuses were sold in fiscal year 2008. Accordingly, the results of operations of all these campuses are reflected as discontinued operations in our Condensed Consolidated Statements of Operations for all prior periods presented.

Note 4—Comprehensive Income (from continuing and discontinued operations)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income for the three and six month periods ended December 31, 2009 and 2008 (in thousands, unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income	$39,401	$15,080	$72,315	$20,566
Foreign currency translation adjustments	746	(3,696)	2,954	(4,640)
Post employment benefits	30	14	60	20

Comprehensive income	$40,177	$11,398	$75,329	$15,946

Note 5—Impairment, Facility Closing, and Severance Charges

The table below summarizes the liability and activity for the six month period ended December 31, 2009, relating to the impairment, facility closing and severance charges (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2009	$694	$1,977	$2,671
Cash payments	(694)	(469)	(1,163)

Balance at December 31, 2009 (Unaudited)	$—	$1,508	$1,508

Note 6—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$392,293	$304,434	$762,298	$579,671
Canadian operations	22,015	13,854	40,481	28,198

Consolidated	$414,308	$318,288	$802,779	$607,869

	December 31, 2009	June 30, 2009
	(unaudited)
Long-lived assets
U.S. operations	$454,419	$436,024
Canadian operations	59,470	54,316

Consolidated	$513,889	$490,340

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Note 7—Commitments and Contingencies

Legal Matters

In the ordinary conduct of its business, the Company and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students, employment-related matters, business disputes and regulatory demands. In some of the lawsuits and arbitrations pending against the Company, including matters not presently deemed to be material and which are not disclosed below, the plaintiffs seek certification of the matter as a class action in order to represent other similarly-situated persons. Except as disclosed below, none of the matters currently pending against the Company in which plaintiffs seek class certification has yet been certified as a class action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters threatened or pending against the Company, including those disclosed below, will not have a material adverse effect on the Company’s financial condition or results of operations.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni, and against the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the initial federal securities class action complaints. The Collet and Davila cases have now been consolidated into one action. A memorandum of understanding was executed by the parties resolving the Collet and Davila cases, pending court approval, for an immaterial amount of attorneys’ fees to be paid by the Company’s directors’ and officers’ insurance carrier to the plaintiffs’ lawyers, and with the Company agreeing to certain corporate governance matters. On October 29, 2009, the Court denied the parties’ motion for approval of the settlement. A status conference is scheduled for February 16, 2010.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal has since been appealed. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal has also since been appealed. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously in these matters.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition names thirteen former students of three Dallas-area Everest campuses as plaintiffs and does not seek certification as a class action. The plaintiffs allege violations of Texas’ Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs seek recovery of compensatory and exemplary damages and attorneys’ fees. The action has been ordered to arbitration where individual arbitration demands have been filed. The plaintiffs’ attorney has also informed us of twelve additional current or former students upon whose behalf she intends to file arbitration or litigation claims. The Company believes the allegations are without merit and intends to vigorously defend itself.

On November 17, 2008, an action captioned Mary Credille and Roger Madden, on behalf of all similarly situated current and former employees, v. Corinthian Colleges et al., was filed in the U.S. District Court for the Northern District of Illinois. The two named plaintiffs are former employees of the Company’s Chicago campus, and allege failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. Plaintiff Credille has voluntarily dismissed her claims against the Company. On December 8, 2009, the Court granted Plaintiff Madden’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Chicago campus who also satisfy additional requirements. It is unknown whether any, or how many, of the prospective participants, estimated to be around 50 current and former employees, will choose to “opt in” to participate in the lawsuit. The Company has filed a petition for interlocutory appeal of the order granting conditional certification and intends to challenge the conditional certification at the second stage of the certification process. The Company believes the allegations are without merit and intends to vigorously defend itself.

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

As of December 31, 2009, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

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

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are now reported as a component of income tax expense. As of December 31, 2009 and June 30, 2009, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Operations was $0.3 million.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

As of December 31, 2009 and June 30, 2009, the total amount of unrecognized tax benefits was $0.7 million. As of December 31, 2009 and June 30, 2009, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $0.4 million. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is less than $0.2 million.

The Company’s effective tax rate for the three and six months ended December 31, 2009 was 40.0% compared to 40.5% for the three and six months ended December 31, 2008.

Note 10—Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 3, 2010, the date the financial statements were issued.

On January 4, 2010, the Company completed its acquisition of Heald Capital, LLC, a Delaware limited liability company, SP PE VII-B Heald Holdings Corp., a Delaware corporation, and SD III-B Heald Holdings Corp., a Delaware corporation. The transaction was completed in accordance with a Securities Purchase and Sale Agreement, dated October 19, 2009. Pursuant to the Purchase Agreement, the Company acquired all of the limited liability company membership interests in Heald by purchasing all of the outstanding capital stock of each of the Holding Companies and by purchasing Membership Interests directly from the Sellers, for total consideration of $395 million. The consideration paid was financed via existing cash and borrowings against the Company’s line of credit in the amount of $224.0 million.

Of the total purchase price, $39.5 million was placed in escrow at closing in order to secure potential indemnification obligations of the Sellers to the Company. The aggregate purchase price included the assumption of $23.4 million in debt of a Heald subsidiary. The Company also paid a preliminary estimated working capital adjustment to Sellers of $22.2 million that is subject to revision once the closing balance sheet is finalized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of many factors, including the following: risks associated with variability in the expense and effectiveness of the Company’s advertising and promotional efforts; unfavorable changes in the cost or availability of alternative loans for our students; the uncertain future impact of the new student information system; increased competition; the Company’s effectiveness in its regulatory compliance efforts; the outcome of pending litigation against the Company; the outcome of ongoing reviews and inquiries by accrediting, state and federal agencies; general labor market conditions; general credit market conditions and lenders’ willingness or potential unwillingness to make loans to our students; risks related to the Heald Acquisition; and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risk Factors” in the Company’s Annual Report on Form 10-K (File No. 0-25283) and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 31.5% to 34.5% or $27.0 million to $29.5 million would result in a decrease in pre-tax income of $2.6 million for the period ending December 31, 2009. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 33.6% to 36.6% or $28.8 million to $31.4 million would result in a decrease in pre-tax income of $2.6 million for the period ending December 31, 2009.

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

However, if one or more of our institution’s former students’ default rate on guaranteed loans (Cohort Default Rate) equals or exceeds 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. Our institutions’ Cohort Default Rates act as a gatekeeper to their eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federally guaranteed loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels. Rather, if the Cohort Default Rates at a particular institution exceed 25% for three consecutive years under current calculations, the institution’s students may lose eligibility to receive federal student financial aid. Under the Higher Education Opportunity Act of 2008, which reauthorized the HEA, a separate calculation will be performed that will add an additional federal fiscal year of borrowers’ repayment performance. This percentage will increase to 30% after three years of Cohort Default Rates calculated with the additional federal fiscal year are available, and then become applicable to the imposition of sanctions.

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

The campus locations of Houston (Hobby) and Houston (Bissonett) suffered damage as a result of Hurricane Ike in September 2008. At the time of the event, the Company had business interruption and property damage coverage for these locations. As of December 31, 2009, the Company had recovered approximately $4.7 million in business interruption and property damage insurance that has been recognized as a reduction of educational services expense in the Consolidated Statement of Operations.

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

Discontinued Operations. During the fourth quarter of 2008, the Company decided to divest the WyoTech Oakland campus. During the fourth quarter of fiscal 2009, the Company sold the capital assets of WyoTech Oakland for $0.2 million. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of these campuses are reflected as discontinued operations in the Company’s consolidated statements of income for all prior periods presented. The net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2008, the Company recorded a charge of approximately $2.6 million, net of income tax benefit of $1.2 million, to accrue future rental payments related to the closed campuses and to reduce the carrying value of the net assets of the Company’s campuses held for sale and closed to estimated fair value, less costs to sell, as of June 30, 2008 (primarily related to the accrued rent of $2.8 million and the impairment of fixed assets in the amount of $1.0 million). The charge is reflected as a component of loss from discontinued operations on the Company’s Consolidated Statements of Operations for the year ended June 30, 2008. The Company expects to have no significant continuing involvement with these entities.

During the fourth quarter of 2007, the Company decided to divest all of its CDI campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston campus (the “Sale Group”). The schools were sold in fiscal year 2008. Accordingly, the results of operations of the campuses within the Sale Group are reflected as discontinued operations in the Company’s consolidated statements of income for all prior periods presented. The net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2007, the Company recorded a charge of approximately $5.4 million, net of income tax benefit of $0.3 million, to reduce the carrying value of the net assets of the Company’s campuses held for sale to estimated fair value, less costs to sell, as of June 30, 2007 (primarily related to the impairment of goodwill in the amount of $5.0 million for the divested CDI Schools). The Company expects to have no significant continuing involvement with these entities.

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

Results of Operations

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	53.6	58.1	54.4	59.5
General and administrative	11.4	10.1	10.8	10.1
Marketing and admissions	19.4	23.1	20.0	24.2

Total operating expenses	84.4	91.3	85.2	93.8
Income from operations	15.6	8.7	14.8	6.2
Interest (income)	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	0.2	0.5	0.2	0.4
Other (income) expense	(0.3)	0.1	(0.3)	0.1

Income from continuing operations before provision for income taxes	15.8	8.2	15.0	5.8
Provision for income taxes	6.3	3.3	6.0	2.3

Income from continuing operations	9.5	4.9	9.0	3.5
Loss from discontinued operations, net of tax	—	(0.2)	—	(0.1)

Net income	9.5%	4.7%	9.0%	3.4%

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Net Revenues. Net revenues increased $96.0 million, or 30.2%, from $318.3 million in the second quarter of fiscal 2009 to $414.3 million in the second quarter of fiscal 2010. The increase was due to an approximate 24.1% increase in average student population and a 4.9% increase in average revenue per student during the period. At December 31, 2009, student population related to continuing operations was 93,152 compared with 76,165 at December 31, 2008, an increase of 22.3%. Total student starts related to continuing operations increased 10.7% to 29,156 for the second quarter of fiscal 2010 when compared to the second quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $37.1 million, or 20.1%, from $184.8 million in the second quarter of fiscal 2009 to $221.9 million in the second quarter of fiscal 2010. As a percentage of net revenues, educational services expenses decreased from 58.1% of revenues in the second quarter of fiscal 2009 to 53.6% of revenues in the second quarter of fiscal 2010. The decrease was primarily due to a reduction in facility costs and bad debt expense as a percentage of revenue. The reduction in facility costs as a percentage of revenue is primarily due to the amount being fixed in nature. Bad debt expense decreased to $24.2 million or 5.8% of net revenues for the second quarter of fiscal 2010 compared to $27.8 million or 8.7% of net revenues for the second quarter of fiscal 2009. The decrease in bad debt expense was primarily due to more efficient financial aid packaging for students.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $15.0 million, or 46.4%, from $32.3 million in the second quarter of fiscal 2009 to $47.3 million in the second quarter of fiscal 2010. As a percentage of net revenues, general and administrative expenses increased from 10.1% of revenues in the second quarter of fiscal 2009 to 11.4% of revenues in the second quarter of fiscal 2010 primarily due to earlier timing of Variable Compensation accruals for management personnel throughout the Company.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $6.7 million, or 9.1%, from $73.6 million in the second quarter of fiscal 2009 to $80.3 million in the second quarter of fiscal 2010. As a percentage of net revenues, marketing and admissions expenses decreased from 23.1% of revenues in the second quarter of fiscal 2009 to 19.4% of revenues for the second quarter of fiscal 2010. The decrease is primarily attributable to a decrease in advertising as a result of market conditions and increased efficiencies derived from brand consolidation.

Provision for Income Taxes. The effective rate in the second quarter of fiscal 2010 was 40.0% as compared to 40.5% in the second quarter of fiscal 2009.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Net Revenues. Net revenues increased $194.9 million, or 32.1%, from $607.9 million in the first six months of fiscal 2009 to $802.8 million in the first six months of fiscal 2010. The increase was due to an approximate 24.9% increase in average student population and a 5.7% increase in average revenue per student during the period. At December 31, 2009, student population related to continuing operations was 93,152 compared with 76,165 at December 31, 2008, an increase of 22.3%. Total student starts related to continuing operations increased 16.8% to 65,893 for the first six months of fiscal 2010 when compared to the first six months of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $75.3 million, or 20.8%, from $361.6 million in the first six months of fiscal 2009 to $436.9 million in the first six months of fiscal 2010. As a percentage of net revenues, educational services expenses decreased from 59.5% of revenues in the first six months of fiscal 2009 to 54.4% of revenues in the first six months of fiscal 2010. The decrease was primarily due to a reduction in facility costs and bad debt expense as a percentage of revenue. The reduction in facility costs as a percentage of revenue is primarily due to the amount being fixed in nature. Bad debt expense decreased to $49.2 million or 6.1 % of net revenues for the first six months of fiscal 2010 compared to $53.5 million or 8.8% of net revenues for the first six months of fiscal 2009. The decrease in bad debt expense was primarily due to more efficient financial aid packaging for students.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $25.2 million, or 40.9%, from $61.6 million in the first six months of fiscal 2009 to $86.8 million in the first six months of fiscal 2010. As a percentage of net revenues, general and administrative expenses increased from 10.1% of revenues in the second quarter of fiscal 2009 to 10.8% of revenues in the second quarter of fiscal 2010 primarily due to earlier timing of variable compensation accruals for management personnel throughout the Company.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $13.5 million, or 9.2%, from $146.9 million in the first six months of fiscal 2009 to $160.4 million in the first six months of fiscal 2010. As a percentage of net revenues, marketing and admissions expenses decreased from 24.2% of revenues in the first six months of fiscal 2009 to 20.0% of revenues for the first six months of fiscal 2010. The decrease is primarily attributable to a decrease in the cost of advertising as a result of market conditions and increased efficiencies derived from brand consolidation.

Provision for Income Taxes. The effective rate in the first six months of fiscal 2010 was 40.0% as compared to 40.5% in the first six months of fiscal 2009.

Seasonality and Other Factors Affecting Quarterly Results

Our net revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments, graduations, and student attrition. Historically, our schools have had lower revenues in the first fiscal quarter than in the remainder of the fiscal year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. More importantly, quarterly results may be impacted based on the timing and extent of new acquisitions, new branch openings, relocations and remodels, new program adoptions and increased high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

On September 30, 2009, we entered into a Third Amended and Restated Credit Agreement with aggregate borrowing capacity of $280 million, of which $260 million is a domestic facility and $20 million, is a Canadian facility. The Third Amended and Restated Credit Agreement expires on October 1, 2012. The Third Amended and Restated Credit Agreement has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a ED financial responsibility composite score ratio. As of December 31, 2009, we were in compliance with all of the covenants. As of December 31, 2009, the credit facility had borrowings outstanding of $3.8 million and approximately $10.9 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to $162.7 million as of December 31, 2009 and $107.9 million as of June 30, 2009 and the current ratio was 1.7:1 and 1.5:1, respectively. The increase in working capital compared to June 30, 2009 is primarily due to an increase in cash balances resulting from higher net income, partially offset by an increase in prepaid tuition and a decrease in accounts receivable and prepaid and other current assets.

Cash flows provided by operating activities amounted to $126.9 million in the first six months of fiscal 2010 compared to $79.4 million provided by operating activities in the same period of fiscal 2009. The increase in cash provided by operating activities for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 was primarily due to an increase in net income partially offset by the timing of cash receipts and payments related to working capital, primarily accounts receivable and prepaid tuition. Included in cash flows from operating activities is $0.0 million and $1.7 million of net cash used in operating activities related to discontinued operations for the first six months of 2010 and 2009, respectively.

Cash flows used in investing activities amounted to $30.9 million in the first six months of fiscal 2010 compared to cash flows used in investing activities of $21.9 million in the same period of fiscal 2009. The increase in cash used in investing activities in the first six months of fiscal 2010 compared to the same period last year was due primarily to an increase in capital expenditures. Capital expenditures of $30.9 million during the first six months of fiscal 2010, compared to capital expenditures of $22.1 million in the same period of fiscal 2009, were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $115 million for fiscal 2010.

Cash flows used in financing activities in the first six months of fiscal 2010 amounted to approximately $5.5 million compared to $31.2 million for the same period of fiscal 2009. The decrease in cash used in financing activities in the first six months of fiscal 2010 compared to the same period last year was due primarily to a repayment of long-term debt in fiscal 2009. We funded our cash needs through cash flows from operations.

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

In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds were approximately $69 million for the quarter ended December 31, 2009 and are projected to be approximately $150 million for the year ending June 30, 2010. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

In fiscal 2009, we estimated that the average loan discount rate associated with this program would be approximately 55%, based upon the projected mix of students’ credit scores. Based on actual loan volume and credit score mix, we estimate the average loan discount to be approximately 56-58% for loans funded during fiscal years 2010.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the six months ended December 31, 2009 and 2008 is net other income of $2.2 million and $0.4 million, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2010.

Update Regarding Regulatory and Accreditation Matters

Accrediting Agency Action – Probation and Show Cause Orders. An accrediting agency probation or show cause order may be issued based upon the agency’s concerns that an accredited institution may be out of compliance with one or more accrediting standards. Probation or show cause orders afford the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution. Institutions on probation or under show cause orders remain accredited. The institutions can continue to enroll new students, and students at the affected institutions remain eligible to receive federal student financial aid.

On May 1, 2009, the Company received notification from the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) that the Company’s Everest College-Phoenix campus (including its branch campus in Mesa, Arizona and its online operations) had been placed on probation. The probation action appears to be primarily related to questions about the institution’s autonomy as it relates to Corinthian’s ownership and control of the institution. The institution has made numerous changes to its governance and structure to comply with HLC’s accreditation criteria and is committed to continuing this process to resolve HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. If the problems have been addressed and the institution otherwise meets HLC’s Criteria for Accreditation, the probation could be removed at HLC’s October 2010 meeting. Although the Company cannot predict the outcome of this matter with certainty, it is confident it will be able to satisfy HLC’s accreditation criteria. However, since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College—Phoenix to satisfactorily resolve its probation with HLC could have a material adverse effect on our business, results of operation and financial condition.

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

Interest Rate Exposure. As of December 31, 2009, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $3.8 million and capital lease obligations of $14.4 million, and (ii) student notes receivable, net, in the aggregate amount of $57.0 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of December 31, 2009 was CAD $23.0 million which includes borrowings outstanding under the credit facility of CAD $4.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Although the draft cohort default rates for the 2008 Cohort will not be available until February 2010, the measurement period for that cohort has ended and the guaranty agencies have submitted preliminary data to ED. Those preliminary data show the negative impact of the ongoing recession on the 2008 Cohort. In our report on form 10Q for the quarter ended September 30, 2009 we stated our belief that given the data the Company had received thus far, we expected ten to twelve of our “institutions” to exceed the 25% limitation for the 2008 Cohort, but we did not expect any of these institutions to exceed the threshold for three consecutive years. In that same report, we also stated that preliminary data indicated another five of our “institutions” could exceed this limitation, although the Company would not know the outcome for these institutions until draft rates are published in February 2010. During the quarter ended December 31, 2009, we continued to refine our analysis of the available data for the 2008 Cohort. Based on that analysis, we do not believe that the number of institutions expected to be above the 25% threshold for the 2008 Cohort has deteriorated since we provided our preliminary expectations in the Report on Form 10-Q for the quarter ended September 30, 2009. When ED provides us with draft data for the 2008 Cohort, we expect to file a Report on Form 8-K with updated information. The term “institution” means a main campus and its additional locations, as defined under ED regulations. The Company has a total of forty institutions, many of which include additional locations.

The HEA is required to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the HEA, called the Higher Education Opportunity Act (“HEOA”), made significant changes to the requirements governing the Title IV Programs, including the provisions on cohort default rates. Under the HEOA, a separate calculation will be performed that will add an additional federal fiscal year of borrowers’ repayment performance starting with the Cohort that enters repayment between October 1, 2008 and September 30, 2009. After three years of Cohort Default Rates calculated with the additional federal fiscal year are available, sanctions will be imposed if an institution has a Cohort Default Rate, under the new calculation, of 30% or more for three consecutive federal fiscal years. We review all annually published Cohort Default Rates and appeal the rates we believe are inaccurate. If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

ED recently completed a process of negotiated rulemaking without reaching consensus. ED may still proceed with rulemaking on its own. Any changes in ED’s regulations could affect the ability of our students to obtain federal funding under Title IV Programs, impact our operations, and have other consequences for us.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. On September 9, 2009, the Department published a notice in the Federal Register announcing its intent to establish two negotiated rulemaking committees to prepare proposed regulations under Title IV of the HEA.

Under negotiated rulemaking, ED works to develop a Notice of Proposed Rulemaking in collaboration with representatives of the parties who will be affected significantly by the regulations through a series of meetings during which the representatives work with the ED to come to consensus on the ED’s proposed regulations. One of the negotiating rulemaking committees addressed the following issues, many of which are relevant to the Company: satisfactory academic progress; monitoring grade point averages; incentive compensation; gainful employment in a recognized occupation; state authorization as a component of institutional eligibility; definition of a credit hour; verification of information included on a Free Application for Federal Student Aid (FAFSA); definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs; misrepresentation of information provided to students and prospective students; ability to benefit; agreements between institutions of higher education; retaking coursework; term-based module programs; institutions required to take attendance for purposes of the Return of Title IV Funds requirements; and timeliness and method of disbursement of Title IV funds. This negotiated rulemaking committee completed its work on January 29, 2010 without reaching consensus. ED must now determine whether to proceed with proposed regulations. If it does, the proposed regulations would be published in a Notice of Proposed Rule Making in the Federal Register. That notice would be followed by a comment period, further refinement of the proposed regulations, and final adoption.

We cannot predict with certainty whether ED will proceed with proposed rulemaking under the HEA, or what the impacts of the ED’s potential rulemaking process might be on our institutions’ Title IV program eligibility or our operations. We also cannot predict what other legislative or regulatory changes might be adopted by the agencies regulating our education programs, how any resulting regulations might be interpreted, or whether our schools would be able to comply with new requirements in the future. Any actions by ED that affect Title IV funding availability, funding vehicles or institutional or student funding eligibility requirements, or actions by other bodies that affect our programs and operations, could have a material adverse effect on our student enrollments, our ability to remain eligible for Title IV Programs and our results of operations and cash flows.

Operational Risks That Could Have a Material Adverse Effect on Our Business

If we cannot effectively integrate acquired schools, it could harm our business.

The integration of any acquired operation entails certain risks. We cannot make assurances that any acquired schools, including the acquisition of Heald, can be successfully integrated into our operations or be operated profitably. Acquisitions involve a number of risks that include:

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

On November 17, 2009, the Company held its Annual Meeting of Stockholders in Santa Ana, California. The purpose of the meeting was the following: (i) to elect three Class II directors to the Company’s Board of Directors for a one-year term expiring at the Annual Meeting of Stockholders in 2010; and (ii) to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for its fiscal year ending June 30, 2010. No other business or actions were proposed at the Annual Meeting of the stockholders.

A total of 80,190,831 shares were represented, in person or by proxy, and entitled to vote at the meeting. Such shares represented approximately 91.64% of the total number of shares entitled to vote at such meeting. The following reflects the tabulation of votes for each initiative placed before the stockholders of the Company:

1)	Nominees for a one year term as Class II members of the Company’s Board of Directors:

Nominee		No. of Votes
Paul R. St. Pierre	For	61,925,452
	Withheld	18,265,379

Linda Arey Skladany	For	79,248,588
	Withheld	942,243

Robert Lee	For	79,325,895
	Withheld	864,936

No other person was nominated or received votes to be Class II Directors of the Company.

2)	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for its fiscal year ending June 30, 2010:

No. of Votes
For	80,115,434
Against	52,209
Abstain	23,188

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 2.1	Securities Purchase and Sale Agreement, dated as of October 19, 2009, by and among Corinthian Colleges, Inc., Heald Capital, LLC, SP PE VII-B Heald Holdings Corp., SD III-B Heald Holdings Corp., the individuals and entities set forth on Exhibit A thereto and Heald Investment, LLC, as the Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2009).

Exhibit 10.1	Credit Agreement, dated as of March 24, 2009, by and among Heald Real Estate, LLC, Heald Capital, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2010).

Exhibit 10.2	Amendment No. 1 and Waiver, dated as of January 4, 2010, by and among Heald Real Estate, LLC, Heald Capital, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2010).

Exhibit 10.3	Continuing and Unconditional Guaranty executed by Corinthian Colleges, Inc. on January 4, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2010).

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

February 3, 2010	/s/ PETER C. WALLER
Peter C. Waller
Chief Executive Officer (Principal Executive Officer)

February 3, 2010	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 3, 2010	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)