Form 10-Q
period 2010-03-31
CORINTHIAN COLLEGES INC
filed 2010-05-04
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

At April 29, 2010, there were 88,126,490 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2010

EXPLANATORY NOTE

During the fourth quarter of 2008, Corinthian Colleges, Inc. (“the Company”) decided to divest the WyoTech Oakland campus, and the Company has since sold the capital assets of WyoTech Oakland. Additionally, during the fourth quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of operations for all prior periods presented. The Company expects to have no significant continuing involvement with these entities.

During the fourth quarter of fiscal 2007, the Company decided to divest all of its Canadian campuses outside of the province of Ontario, Canada, as well as the WyoTech Boston MA campus. The Company sold the non-Ontario Canadian campuses on February 29, 2008. The Company sold WyoTech Boston on May 1, 2008. The Company has no significant continuing involvement with these entities.

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,489	$160,276
Accounts receivable, net of allowance for doubtful accounts of $29,521 and $25,416 at March 31, 2010 and June 30, 2009, respectively	71,645	65,976
Student notes receivable, net of allowance for doubtful accounts of $9,362 and $8,203 at March 31, 2010 and June 30, 2009, respectively	15,872	11,532
Deferred income taxes	32,473	32,369
Prepaid expenses and other current assets	42,410	38,378

Total current assets	240,889	308,531
PROPERTY AND EQUIPMENT, net	278,729	227,553
OTHER ASSETS:
Goodwill, net	391,013	186,644
Other intangibles, net	192,624	38,647
Student notes receivable, net of allowance for doubtful accounts of $28,566 and $20,975 at March 31, 2010 and June 30, 2009, respectively	50,285	29,938
Deposits and other assets	14,013	3,709
Deferred income taxes	4,365	3,849

TOTAL ASSETS	$1,171,918	$798,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,288	$39,159
Accrued compensation and related liabilities	86,709	79,989
Accrued expenses	28,625	14,305
Prepaid tuition	105,517	66,656
Current portion of capital lease obligations	511	474

Total current liabilities	290,650	200,583
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	13,779	14,189
LONG-TERM DEBT, net of current portion	136,000	13,895
DEFERRED INCOME TAXES	23,106	14,922
OTHER LONG-TERM LIABILITIES	56,477	37,614
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 90,283 shares issued and 88,026 shares outstanding at March 31, 2010 and 89,341 shares issued and 87,085 shares outstanding at June 30, 2009	9	9
Additional paid-in capital	226,042	208,331
Treasury stock	(31,368)	(31,368)
Retained earnings	455,317	343,197
Accumulated other comprehensive income (loss)	1,906	(2,501)

Total stockholders’ equity	651,906	517,668

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,171,918	$798,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$478,274	$346,443	$1,281,053	$954,312
OPERATING EXPENSES:
Educational services	259,340	194,232	696,227	555,870
General and administrative	54,811	35,452	141,616	97,078
Marketing and admissions	97,696	73,226	258,095	220,119

Total operating expenses	411,847	302,910	1,095,938	873,067

INCOME FROM OPERATIONS	66,427	43,533	185,115	81,245
Interest (income)	(311)	(448)	(962)	(1,381)
Interest expense	2,130	637	3,467	2,179
Other (income) expense, net	(1,727)	813	(4,238)	2,372

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	66,335	42,531	186,848	78,075
Provision for income taxes	26,529	17,225	74,727	31,609

INCOME FROM CONTINUING OPERATIONS	39,806	25,306	112,121	46,466
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(304)	—	(899)

NET INCOME	$39,806	$25,002	$112,121	$45,567

INCOME PER SHARE—BASIC:
Income from continuing operations	$0.45	$0.29	$1.28	$0.54
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.45	$0.29	$1.28	$0.53

INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.45	$0.29	$1.26	$0.53
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income	$0.45	$0.28	$1.26	$0.52

Weighted average number of common shares outstanding:
Basic	87,791	86,450	87,558	85,821

Diluted	88,796	88,409	88,672	87,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FROM CONTINUING AND DISCONTINUED OPERATIONS

(In thousands)

	Nine Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,121	$45,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,745	38,562
Stock based compensation	9,930	8,586
Loss on disposal of assets	689	711
Changes in assets and liabilities:
Accounts receivable, net	(1,406)	32,346
Student notes receivable, net	(23,861)	(19,675)
Prepaid expenses and other assets	5,488	6,767
Accounts payable	16,766	(871)
Accrued expenses and other liabilities	2,264	13,571
Income taxes payable	2,484	—
Prepaid tuition	34,619	27,215
Other long-term liabilities	4,820	(1,224)

Net cash provided by operating activities	210,659	151,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Heald, net of cash acquired	(347,299)	—
Capital expenditures	(52,209)	(34,272)
Proceeds from sale of assets	—	726

Net cash used in investing activities	(399,508)	(33,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	252,133	—
Principal repayments on capital lease obligations and long-term debt	(154,587)	(40,128)
Proceeds from exercise of stock options and employee stock purchase plan	8,964	13,958

Net cash provided by (used in) financing activities	106,510	(26,170)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	552	(255)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(81,787)	91,584
CASH AND CASH EQUIVALENTS, beginning of period	160,276	32,004

CASH AND CASH EQUIVALENTS, end of period	$78,489	$123,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$64,537	$21,351

Interest paid, net of capitalized interest	$3,154	$2,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of March 31, 2010, the Company had 112,489 students and operated 100 schools in 25 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, criminal justice, business, vehicle repair and maintenance, construction trades and information technology. The Company also offers exclusively online degrees, primarily in business and criminal justice.

On January 4, 2010 the Company completed its acquisition of Heald Capital, LLC, a Delaware limited liability company (“Heald”) for consideration of $395 million. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 11 campuses and its results are included in the Condensed Consolidated Financial Statements from the date of acquisition.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2009 consolidated financial statements of the Company included in the Company’s 2009 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010.

The unaudited condensed consolidated financial statements as of March 31, 2010 and for the three and nine months ended March 31, 2010 and 2009 and the audited condensed consolidated financial statements as of June 30, 2009 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

The Company estimates fair value using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at March 31, 2010. In addition, the carrying value of all borrowings approximates fair value at March 31, 2010.

Note 2—Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income per common share for the three and nine months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Basic common shares outstanding	87,791	86,450	87,558	85,821
Effects of dilutive securities:
Stock options and restricted stock units	1,005	1,959	1,114	1,478

Diluted common shares outstanding	88,796	88,409	88,672	87,299

During the three and nine month periods ended March 31, 2010, the Company issued approximately 0.4 million and 0.9 million shares of common stock, respectively, related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.

Note 3—Business Acquisitions/Dispositions

Fiscal 2010

On January 4, 2010, Corinthian Colleges, Inc. (the “Company”) completed its previously-announced acquisition of Heald, SP PE VII-B Heald Holdings Corp., a Delaware corporation (“SP Holdings”), and SD III-B Heald Holdings Corp., a Delaware corporation (“SD Holdings”; each of SP Holdings and SD Holdings individually, a “Holding Company” and, collectively, the “Holding Companies”). The transaction was completed in accordance with a Securities Purchase and Sale Agreement, dated October 19, 2009 (the “Purchase Agreement”), by and among the Company, Heald, SP Holdings, SD Holdings, the individuals and entities set forth on Exhibit A of the Purchase Agreement (the “Sellers” and, each individually, a “Seller”) and Heald Investment, LLC, a Delaware limited liability company, as the Sellers’ Representative. Pursuant to the Purchase Agreement, the Company acquired all of the limited liability company membership interests in Heald (“Membership Interests”) by purchasing all of the outstanding capital stock of each of the Holding Companies and by purchasing Membership Interests directly from the Sellers, for total consideration of $395 million. The consideration paid was financed via existing cash and borrowings against the Company’s line of credit in the amount of $224 million. The Company believes the acquisition is strategic given the experienced management team, strong operating metrics, regional accreditation and diverse program offerings and through its expertise and financial commitments it will be able to continue to grow the student population and program offerings.

Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 11 campuses and had approximately 14,349 students at March 31, 2010.

The following is a summary, (in thousands), of the purchase transaction and the related preliminary allocation of the values assigned to the assets acquired and liabilities assumed. Management is in the process of finalizing the valuation of such amounts thus the allocation of the purchase price is subject to refinement. The Company believes that approximately $173.1 million of goodwill will be deductable for tax purposes.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Purchase price	$395,000
Preliminary working capital adjustment	22,172

Total consideration	$417,172

Allocation of purchase price:

Working capital	$24,648
Other long-term assets	9,181
Property, plant and equipment	41,683
Deferred rent	(6,475)
Deferred tax liability	(8,184)
Intangible assets:
Amortizable intangibles:
Student relationships (estimated useful life is 1 year)	10,294
Curriculum (estimated useful life is 5 years)	1,600
Non-amortizable intangibles:
Accreditation	88,000
Tradename	57,500
Goodwill	198,925

Net assets	$417,172

The following unaudited pro forma financial information presents the results of operations of Corinthian Colleges, Inc. and Heald as if the acquisition had occurred at the beginning of each period presented. Included within revenue and net income within the Condensed Consolidated Statement of Operations for the nine months ended March 31, 2010 is $57.9 million and $1.7 million, respectively. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

	Three Months Ended March 31,	Pro Forma
		Three Months Ended March 31,	Nine Months Ended March 31,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$478,274	$385,111	$1,380,617	$1,060,433
Operating income	66,427	45,342	195,670	80,723
Net income	39,806	29,553	117,039	43,937
Earnings per Share:
Basic:	$0.45	$0.34	$1.34	$0.51
Diluted:	$0.45	$0.33	$1.32	$0.50

The Heald acquisition yielded a $10.3 million intangible asset related to student contracts with a useful life of twelve months with actual amortization beginning January 4, 2010 and completing December 31, 2010. The student contract is amortized on a straight-line basis and included within educational services within the Condensed Consolidated Statement of Operations. The actual results for the three months ending March 31, 2010 contain student contract amortization of $2.6 million. Included within the pro forma information presented within operating income is student contract amortization of $2.6 million and $7.7 million for both the three months ending March 31, 2009 and March 31, 2010 and the nine months ending March 31, 2009 and March 31, 2010, respectively.

Included within pro forma net income for the three and nine months ended March 31, 2009 is a gain of $5.5 million net of tax related to the refinancing of debt by Heald which has been included within other income.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

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

These campuses were sold in fiscal year 2008. Accordingly, the results of operations of all these campuses are reflected as discontinued operations in the Company’s Condensed Consolidated Statements of Operations for all prior periods presented.

Note 4—Long-Term Debt and Capital Lease Obligations

As of March 31, 2010, long-term debt consisted of the following:

	March 31, 2010	June 30, 2009
	(unaudited)
	(In thousands)

Credit facility obligations, with interest at 3.3% per annum	$120,000	$13,895
Mortgage facility obligations, with interest at 6.25% per annum	16,000	—
Capital lease obligations	14,290	14,663

	150,290	28,558
Less—current portion of capital lease obligations	(511)	(474)

	$149,779	$28,084

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of March 31, 2010, the Company was in compliance with all of the covenants. As of March 31, 2010, the credit facility had borrowings outstanding of $120.0 million and approximately $27.4 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by the Company’s present and future significant operating subsidiaries.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2009 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate, entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of March 31, 2010 was approximately $16 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at March 31, 2010.

Note 5—Comprehensive Income (from continuing and discontinued operations)

Comprehensive income (loss) is defined as the total of net income and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income for the three and nine month periods ended March 31, 2010 and 2009 (in thousands, unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income	$39,806	$25,002	$112,121	$45,567
Foreign currency translation adjustments	1,363	(592)	4,317	(5,231)
Post employment benefits	30	—	90	20

Comprehensive income	$41,199	$24,410	$116,528	$40,356

Note 6—Impairment, Facility Closing, and Severance Charges

The table below summarizes the liability and activity for the nine month period ended March 31, 2010, relating to the impairment, facility closing and severance charges (in thousands):

	Severance and Benefits	Facility Related	Total
Balance at June 30, 2009	$694	$1,977	$2,671
Cash payments	(694)	(586)	(1,280)

Balance at March 31, 2010 (Unaudited)	$—	$1,391	$1,391

Note 7—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$457,299	$332,286	$1,219,596	$911,957
Canadian operations	20,975	14,157	61,457	42,355

Consolidated	$478,274	$346,443	$1,281,053	$954,312

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

	March 31, 2010	June 30, 2009
	(unaudited)
Long-lived assets
U.S. operations	$869,678	$436,024
Canadian operations	61,351	54,316

Consolidated	$931,029	$490,340

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

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni, and against the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the initial federal securities class action complaints filed at the same time. The Collet and Davila cases have now been consolidated into one action. A memorandum of understanding was executed by the parties resolving the Collet and Davila cases, pending court approval, for an immaterial amount of attorneys’ fees to be paid by the Company’s directors’ and officers’ insurance carrier to the plaintiffs’ lawyers, and with the Company agreeing to certain corporate governance matters. On October 29, 2009, the Court denied the parties’ motion for approval of the settlement. A status conference was scheduled for February 16, 2010, but was continued to May 18, 2010 as the parties continue to explore avenues to resolve this matter.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously in these matters.

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont campus. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company never operated any HVAC programs at the Company’s WyoTech Oakland campus during its ownership of that campus. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

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

On November 17, 2008, an action captioned Mary Credille and Roger Madden, on behalf of all similarly situated current and former employees, v. Corinthian Colleges et al., was filed in the U.S. District Court for the Northern District of Illinois. The two named plaintiffs are former employees of the Company’s Chicago campus, and allege failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. Plaintiff Credille has voluntarily dismissed her claims against the Company. On December 8, 2009, the Court granted Plaintiff Madden’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Chicago campus who also satisfy additional requirements. It is unknown whether any, or how many, of the prospective participants, estimated to be around 50 current and former employees, will choose to “opt in” to participate in the lawsuit. The Company intends to challenge the conditional certification at the second stage of the certification process. The Company believes the allegations are without merit and intends to vigorously defend itself.

On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company’s Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre- and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

As of March 31, 2010, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 9—New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which established the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. This guidance also explicitly recognized rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for periods ending after September 15, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition or results of operations.

Note 10—Income Taxes

The Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are now reported as a component of income tax expense. As of March 31, 2010 and June 30, 2009, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Operations was $0.3 million.

As of March 31, 2010 and June 30, 2009, the total amount of unrecognized tax benefits was $0.7 million. As of March 31, 2010 and June 30, 2009, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $0.4 million. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is less than $0.5 million.

The Company’s effective tax rate for the three and nine months ended March 31, 2010 was 40.0% compared to 40.5% for the three and nine months ended March 31, 2009.

Note 11—Subsequent Events

Corinthian has evaluated material transactions and events and concluded that no subsequent events have occurred that require reporting in this Form 10-Q as of the filing date.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 29.2% to 32.2% or $29.5 million to $32.5 million would result in a decrease in pre-tax income of $3.0 million for the period ending March 31, 2010. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 36.4% to 39.4% or $37.9 million to $41.0 million would result in a decrease in pre-tax income of $3.1 million for the period ending March 31, 2010.

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

The campus locations of Houston (Hobby) and Houston (Bissonett) suffered damage as a result of Hurricane Ike in September 2008. At the time of the event, the Company had business interruption and property damage coverage for these locations. As of March 31, 2010, the Company had recovered approximately $5.7 million in business interruption and property damage insurance that has been recognized as a reduction of educational services expense in the Consolidated Statement of Operations.

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

Results of Operations

Comparisons of results of operations between the three months and nine months ended March 31, 2010 and March 31, 2009 are complicated due to our acquisition on January 4, 2010 of Heald. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution operating 11 campuses. See Note 3 to the attached condensed consolidated financial statements for unaudited pro forma financial information.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	54.2	56.1	54.3	58.2
General and administrative	11.5	10.2	11.1	10.2
Marketing and admissions	20.4	21.1	20.1	23.1

Total operating expenses	86.1	87.4	85.5	91.5
Income from operations	13.9	12.6	14.5	8.5
Interest (income)	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	0.5	0.2	0.3	0.2
Other (income) expense	(0.4)	0.2	(0.3)	0.2

Income from continuing operations before provision for income taxes	13.9	12.3	14.6	8.2
Provision for income taxes	5.6	5.0	5.8	3.3

Income from continuing operations	8.3	7.3	8.8	4.9
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.1)

Net income	8.3%	7.2%	8.8%	4.8%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Revenues. Net revenues increased $131.9 million, or 38.1%, from $346.4 million in the third quarter of fiscal 2009 to $478.3 million in the third quarter of fiscal 2010. The increase was due to an approximate 34.6% increase in average student population and a 2.5% increase in average revenue per student during the period. At March 31, 2010, student population related to continuing operations was 112,489 compared with 84,722 at March 31, 2009, an increase of 32.8%. Total student starts related to continuing operations increased 17.9% to 37,452 for the third quarter of fiscal 2010 when compared to the third quarter of last year. The revenue related to Heald for the three months ending March 31, 2010 was $57.9 million and the student population of Heald was 14,439 as of March 31, 2010.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $65.1 million, or 33.5%, from $194.2 million in the third quarter of fiscal 2009 to $259.3 million in the third quarter of fiscal 2010. As a percentage of net revenues, educational services expenses decreased from 56.1% of revenues in the third quarter of fiscal 2009 to 54.2% of revenues in the third quarter of fiscal 2010. The decrease was primarily due to a reduction in facility costs and bad debt expense as a percentage of revenue, partially offset by an increase in compensation expense. The reduction in facility costs as a percentage of revenue is primarily due to the amount being fixed in nature. Bad debt expense decreased to $20.6 million or 4.3% of net revenues for the third quarter of fiscal 2010 compared to $28.0 million or 8.1% of net revenues for the third quarter of fiscal 2009. The improvement in bad debt expense was primarily the result of higher student retention and continued efficiencies in packaging students with financial aid.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $19.3 million, or 54.4%, from $35.5 million in the third quarter of fiscal 2009 to $54.8 million in the third quarter of fiscal 2010. As a percentage of net revenues, general and administrative expenses increased from 10.2% of revenues in the third quarter of fiscal 2009 to 11.5% of revenues in the third quarter of fiscal 2010 primarily due to transaction costs of $4.0 million related to the Heald acquisition.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $24.5 million, or 33.5%, from $73.2 million in the third quarter of fiscal 2009 to $97.7 million in the third quarter of fiscal 2010. As a percentage of net revenues, marketing and admissions expenses decreased from 21.1% of revenues for the third quarter of fiscal 2009 to 20.4% of revenues for the third quarter of fiscal 2010. The decrease is primarily attributable to a decrease in advertising as a result of market conditions and increased efficiencies derived from brand consolidation partially offset by increased admissions representative staffing for the Everest high school recruiting program.

Provision for Income Taxes. The effective rate in the third quarter of fiscal 2010 was 40.0% as compared to 40.5% in the third quarter of fiscal 2009.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Net Revenues. Net revenues increased $326.8 million, or 34.2%, from $954.3 million in the first nine months of fiscal 2009 to $1,281.1 million in the first nine months of fiscal 2010. The increase was due to an approximate 28.4% increase in average student population and a 4.9% increase in average revenue per student during the period. At March 31, 2010, student population related to continuing operations was 112,489 compared with 84,722 at March 31, 2009, an increase of 32.8%. Total student starts related to continuing operations increased 17.2% to 103,345 for the first nine months of fiscal 2010 when compared to the first nine months of last year. The revenue related to Heald for the three months ending March 31, 2010 was $57.9 million and the student population of Heald was 14,349 as of March 31, 2010.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $140.3 million, or 25.2%, $555.9 million in the first nine months of fiscal 2009 to $696.2 million in the first nine months of fiscal 2010. As a percentage of net revenues, educational services expenses decreased from 58.2% of revenues in the first nine months of fiscal 2009 to 54.3% of revenues in the first nine months of fiscal 2010. The decrease was primarily due to a reduction in facility costs and bad debt expense as a percentage of revenue. The reduction in facility costs as a percentage of revenue is primarily due to the amount being fixed in nature. Bad debt expense decreased to $69.8 million or 5.5 % of net revenues for the first nine months of fiscal 2010 compared to $81.6 million or 8.5% of net revenues for the first nine months of fiscal 2009. The improvement in bad debt expense was primarily the result of higher student retention and continued efficiencies in packaging students with financial aid.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $44.5 million, or 45.8%, from $97.1 million in the first nine months of fiscal 2009 to $141.6 million in the first nine months of fiscal 2010. As a percentage of net revenues, general and administrative expenses increased from 10.2% of revenues in the first nine months of fiscal 2009 to 11.1% of revenues in the third quarter of fiscal 2010 primarily due to an increase in professional services related to Heald acquisition costs of $6.0 million and earlier timing of variable compensation accruals for management personnel throughout the Company.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $38.0 million, or 17.3%, from $220.1 million in the first nine months of fiscal 2009 to $258.1 million in the first nine months of fiscal 2010. As a percentage of net revenues, marketing and admissions expenses decreased from 23.1% of revenues for the first nine months of fiscal 2009 to 20.1% of revenues for the first nine months of fiscal 2010. The decrease is primarily attributable to a decrease in the cost of advertising as a result of market conditions and increased efficiencies derived from brand consolidation.

Provision for Income Taxes. The effective rate in the first nine months of fiscal 2010 was 40.0% as compared to 40.5% in the first nine months of fiscal 2009.

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

Liquidity and Capital Resources

On September 30, 2009, we entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, we increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of March 31, 2010, we were in compliance with all of the covenants. As of March 31, 2010, the credit facility had borrowings outstanding of $120.0 million and approximately $27.4 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2009 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate, entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of March 31, 2010 was approximately $16 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement.

Working capital (deficit) amounted to ($49.8) million as of March 31, 2010 and $107.9 million as of June 30, 2009 and the current ratio was 0.8:1 and 1.5:1, respectively. The decrease in working capital compared to June 30, 2009 is primarily due to a decrease in cash balances resulting from cash paid to acquire Heald, net of proceeds from borrowings; partially offset by an increase in prepaid tuition and accounts payable.

Cash flows provided by operating activities amounted to $210.7 million in the first nine months of fiscal 2010 compared to $151.6 million provided by operating activities in the same period of fiscal 2009. The increase in cash provided by operating activities for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 was primarily due to an increase in net income partially offset by the timing of cash receipts and payments related to working capital, primarily accounts receivable and accounts payable. Included in cash flows from operating activities is $0.0 million and $2.5 million of net cash used in operating activities related to discontinued operations for the first nine months of 2010 and 2009, respectively.

Cash flows used in investing activities amounted to $399.5 million in the first nine months of fiscal 2010 compared to cash flows used in investing activities of $33.5 million in the same period of fiscal 2009. The increase in cash used in investing activities in the first nine months of fiscal 2010 compared to the same period last year was due primarily to the acquisition of Heald. Capital expenditures of $52.2 million during the first nine months of fiscal 2010, compared to capital expenditures of $34.3 million in the same period of fiscal 2009, were incurred primarily for relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $95 to $105 million for fiscal 2010.

Cash flows provided by financing activities in the first nine months of fiscal 2010 amounted to approximately $106.5 million compared to cash used in financing activities of $26.2 million for the same period of fiscal 2009. The increase in cash provided by financing activities in the first nine months of fiscal 2010 compared to the same period last year was due primarily to borrowings on our credit facility to partially fund our acquisition of Heald.

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

In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds were approximately $92.9 million for the nine months ended March 31, 2010 and are projected to be approximately $130 million for the year ending June 30, 2010. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

In fiscal 2009, we estimated that the average loan discount rate associated with this program would be approximately 55%, based upon the projected mix of students’ credit scores. Based on actual loan volume and credit score mix, we estimate the average loan discount to be approximately 56-58% for loans funded during fiscal years 2010.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the Nine Months Ended March 31, 2010 and 2009 is net other income of $3.9 million and $1.5 million, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

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

On May 1, 2009, the Company received notification from the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) that the Company’s Everest College-Phoenix campus (including its branch campus in Mesa, Arizona and its online operations) had been placed on probation. The probation action appears to be primarily related to questions about the institution’s autonomy as it relates to Corinthian’s ownership and control of the institution. The institution has made numerous changes to its governance and structure to comply with HLC’s accreditation criteria and is committed to continuing this process to resolve HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. If the problems have been addressed and the institution otherwise meets HLC’s Criteria for Accreditation, the probation could be removed as early as HLC’s October 2010 meeting. Although the Company cannot predict the outcome of this matter with certainty, it is confident it will be able to satisfy HLC’s accreditation criteria. However, since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College—Phoenix to satisfactorily resolve its probation with HLC could have a material adverse effect on our business, results of operation and financial condition.

We do not believe that any of our currently pending accreditation actions are reasonably likely to have a material adverse effect on the Company. However, if any of our institutions were to lose accreditation, it could have a material adverse effect on our business, results of operations and financial condition.

ED conducts program reviews from time to time of institutions that participate in Title IV programs. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, ED conducted site visits at our campuses in Fremont, CA, Reseda, CA, Tampa, FL (including its additional locations in Orange Park and Brandon, FL and its online operations), and Gardena, CA and the online division of Everest College Phoenix (“ECP”). Site visits are the first step in the program review process. ED then prepares a program review report, the institution has the opportunity to respond, and ED issues a Final Program Review Determination, which may be appealed. We have received Final Determination letters regarding ED’s program reviews at the Reseda, CA campus, the Gardena, CA campus, the Tampa campuses and the Tampa online operations, all of which contained no material adverse findings and imposed no fines, penalties, or other liabilities. We have not yet received a program review report with respect to the site visit at our Fremont, CA campus.

In April 2010, we received ED’s program review report (the “Report”) for ECP, including the online division and the two ground campuses in Phoenix and Mesa, AZ. ECP had a total of 5,647 students in these three operations as of March 31, 2010. The Report maintains that ECP has failed to make students aware of the total amounts of financial aid for which they were entitled, failed to accurately inform students of the program costs, and delayed disbursements of Title IV funds. The Report also contains findings regarding inadequate documentation, verification and availability of records for ED review, and the failure to make certain disbursements. In the Report, ED characterizes certain of these findings as misrepresentations by ECP to its students, as a breach of fiduciary duty and as evidencing an intentional evasion of the 90/10 requirements. We disagree with these characterizations.

We are in the process of conducting a factual investigation of the findings as well as responding to ED’s requests for additional information with respect to certain of the findings. Based upon our investigation to date, we believe we have a reasonable basis to dispute certain of the findings and intend to address our differences in our submission to ED. We plan to submit our response to the Report to ED and will cooperate fully with ED in its review.

ED will review our response to the Report and ultimately will issue a Final Determination letter regarding the program review, setting forth its final findings as well as the action it intends to take based on those findings. If ED were to make significant findings of non-compliance in its Final Determination letter, it could result in the imposition of significant fines, penalties or other liabilities on us, any of which could have a material adverse effect on our business, results of operations or financial condition. We are unable to predict when ED will complete its review, as program reviews may often take months or years to reach final resolution.

Starting in late 2008, ED’s Office of the Inspector General (the “OIG”) began an audit of our Everest Institute in Brighton, MA, as well as the WyoTech Boston, MA campus that was sold during May 2008, to determine whether agreements between those institutions and lenders for the period of July 1, 2007 through September 30, 2008 were in compliance with the HEA. On April 26, 2010, we received draft audit reports from the OIG for each of these institutions. In these reports, the OIG did not identify any noncompliance by either institution with the HEA during our ownership, but did conclude that two lenders entered into agreements with us during the relevant period that did not comply with the HEA’s prohibitions on offering or paying inducements to institutions to secure loan applicants or offering FFELP loans as an inducement for a borrower to purchase another product from a lender. The draft audit reports indicate that both lenders have been provided with the results of the draft audit reports and both have responded that they do not concur with the results. We expect to respond to the draft audit reports and continue to cooperate with the OIG’s audit.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of March 31, 2010, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $136.0 million and capital lease obligations of $14.3 million, and (ii) student notes receivable, net, in the aggregate amount of $66.2 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. The Mortgage Facility has a related fixed interest rate swap agreement with Bank of America that is guarantied by the Heald Guarantors and secured by the same collateral that secures the Mortgage Facility. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of March 31, 2010 was CAD $20.7 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the updated risk factors set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, which could materially affect our business, financial condition or future results. Those risks, except to the extent they are updated or amended below, are incorporated herein by this reference. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We derive a majority of our revenues on a cash basis from federal student financial aid programs. In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the “HEA”), and the regulations issued thereunder by the Department of Education (“ED”), subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA (“Title IV”). As a result, our schools are subject to extensive regulations by these agencies that, among other things, require us to:

•	undertake steps to assure that our schools do not have Cohort Default Rates that exceed applicable limits;

•	limit the percentage of revenues (on a cash basis) derived at each of our institutions from federal student financial aid programs to less than 90%;

•	adhere to financial responsibility and administrative capability standards;

•	prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or awarding financial aid;

•	achieve stringent completion and placement outcomes for short-term programs; and

•	make timely refunds of tuition when a student withdraws from one of our institutions.

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

The recently-enacted Health Care and Education Reconciliation Act of 2010 eliminated the Federal Family Education Loan (“FFEL”) program so that our students may only receive federal student loans through the Federal Direct Loan program; the transition from the FFEL program to the FDL program involves risks and uncertainty for our institutions and students

Students at our U.S. institutions are currently eligible to receive loans to fund their education under the FFEL program and the William D. Ford Federal Direct Loan (“FDL”) program. The FFEL program consists of Stafford Loans, which can be both subsidized and unsubsidized, and PLUS loans, which are made available to parents of students classified as dependents. Under the FDL program, students may obtain loans directly from ED rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program.

In March 2010, Congress passed, and the President signed, the Health Care and Education Reconciliation Act of 2010 (the “HCERA”). The HCERA eliminated the FFEL program in favor of the FDL program effective as of July 1, 2010. While our institutions and students have been eligible to participate in the FDL program, we have significantly more experience in participation in the FFEL program and the transition to the FDL program for the majority of our students involves risks and uncertainty. For instance, we are uncertain (i) whether our institutions will be able to interface with the FDL origination and servicing functions at the significantly higher expected volumes without interruption or delays; (ii) whether FDL origination and servicing functions will have sufficient capacity to administer the expected significantly higher volume as all higher education institutions in the United States which are currently participating in the FFEL program transition to the FDL program; (iii) whether we could experience delays in receiving disbursements in Title IV funds for our students; and (iv) whether the federal government’s direct administration of the Title IV programs through the FDL will involve changes in the availability of traditional measures we and other private sector institutions have used to manage cohort default rates by, among other things, assisting students with obtaining forbearances, deferments, and income-based repayment. Any substantial changes or difficulties in the government’s administration of the FDL program could have a material adverse impact on our business.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if their current and former students’ loan default rates on federally guaranteed student loans are too high.

Under the HEA, an institution could lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federal student loans equal or exceed 25% per year for three consecutive years, or 40% in a single year. The term “institution” means a main campus and its additional locations, as defined by ED’s regulations. ED generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. We review all annually published cohort default rates and appeal the rates we believe are inaccurate. Draft rates do not result in sanctions and can change between February and the release of the official cohort default rates in September.

On February 9, 2010, we filed a Report on Form 8-K with the Securities and Exchange Commission in which we reported the draft cohort default rates from ED for students of our institutions who entered repayment during the federal fiscal year ended September 30, 2008 (the “2008 Cohort”). Of our 49 total institutions, 9 institutions exceeded the 25% threshold during the 2008 Cohort year, and no institutions exceeded the 40% threshold. The 2008 Cohort year was the first year in which any of our institutions exceeded the 25% threshold for any reporting period.

We monitor on an ongoing basis the preliminary data about cohorts which are in the process of repayment. We are currently monitoring the repayment and default status of our students who entered repayment during the federal fiscal year ended September 30, 2009 (the “2009 Cohort”), and the federal fiscal year ending September 30, 2010 (the “2010 Cohort”). The draft cohort default rates for the 2009 Cohort will not be available until February 2011. However, preliminary data show the negative impact of the ongoing recession for the students we serve on the 2009 Cohort. On a year-over-year basis, as of March 31 of the applicable year, the 2009 Cohort data show higher default rates than the 2008 Cohort data.

In order to improve our overall default rates, we have implemented a multi-faceted cohort default management program, which we believe is based upon industry best practices. This program includes: a new contact management system to assist in reaching students who are no longer in school; an internal department focused primarily on early stage delinquencies; an expanded program of entrance and exit counseling and financial literacy training for current students; and the use of outside firms and internal resources to reach borrowers and assist them in contacting their lenders and getting help with alternatives to default, including income-based repayment, forbearance and deferral. These efforts are now fully operational, and are having positive effects. While the overall default rates are higher for us on a company-wide basis in the 2009 Cohort versus the 2008 Cohort at the same time period, the rate of increase in defaults has begun to decelerate. Our ability to maintain or improve our overall defaults compared to prior cohort years is substantially dependent on the continuing success of our cohort default management efforts. If we are able to maintain the success of these efforts, we do not expect any of our institutions to exceed the 25% threshold for three consecutive years, or the 40% threshold in any single year based on the current two year measurement period.

The 2008 reauthorization of the HEA, called the Higher Education Opportunity Act (“HEOA”), made significant changes to the requirements governing the Title IV Programs, including the provisions on cohort default rates. Under the HEOA, a separate calculation will be performed starting for the 2009 Cohort that will add an additional federal fiscal year of borrowers’ repayment performance to the applicable cohort year. Sanctions will be imposed if an institution has a cohort default rate, under the new calculation, of 30% or more per year for three consecutive federal fiscal years, or more than 40% for a single year. As this is a new requirement, we are planning to extend our cohort default management efforts to cover the additional year of measurement under the HEOA. While we are actively preparing for default prevention during the third year of repayment, we do not yet have data upon which to base predictions about the success of these efforts and any failure to maintain our default rates below the new applicable guidelines could have a materially adverse effect on our business, results of operations, financial condition and cash flows.

If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

Pending rulemaking by ED could result in regulatory changes that could materially adversely affect our business.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. On September 9, 2009, the Department published a notice in the Federal Register announcing its intent to establish two negotiated rulemaking committees to prepare proposed regulations under Title IV of the HEA. In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues.

Under negotiated rulemaking, ED works to develop a Notice of Proposed Rulemaking in collaboration with representatives of the parties who will be affected significantly by the regulations through a series of meetings during which the representatives work with the ED to come to consensus on the ED’s proposed regulations. One of the negotiating rulemaking committees addressed the following issues, many of which are relevant to the Company: satisfactory academic progress; monitoring grade point averages; incentive compensation; gainful employment in a recognized occupation; state authorization as a component of institutional eligibility; definition of a credit hour; verification of information included on a Free Application for Federal Student Aid (FAFSA); definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs; misrepresentation of information provided to students and prospective students; ability to benefit; agreements between institutions of higher education; retaking coursework; term-based module programs; institutions required to take attendance for purposes of the Return of Title IV Funds requirements; and timeliness and method of disbursement of Title IV funds. This negotiated rulemaking committee completed its work on January 29, 2010 without reaching consensus. Accordingly, under the negotiated rulemaking protocol, ED is free to propose rules without regard to the tentative agreement reached regarding certain of the rules. ED is expected to issue its proposed regulations for public comment sometime this spring or summer and final regulations prior to November 1, 2010, to be effective July 1, 2011.

The two proposed program integrity rulemaking topics that have the most significant potential impact for our business are the following:

•	the elimination of certain “safe harbors” regarding the prohibition on the payment of incentive compensation to employees involved in student recruitment and enrollment; and

•

the adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.

Incentive Compensation

A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The statutory language of this prohibition does not establish clear criteria for compliance in all circumstances, but there currently are twelve “safe harbors” that define specific types of compensation that are deemed not to constitute impermissible incentive compensation. Currently, we rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the statutory prohibition.

ED has proposed to eliminate these twelve safe harbors and, in lieu of the safe harbors, to define some of the relevant concepts relating to the incentive compensation limitations. As presented by ED in the negotiated rulemaking process, these changes would increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. If the final regulations increase this uncertainty or substantively modify the applicable standards, we may have to change some of our compensation practices for admissions representatives and others. This could adversely affect our ability to compensate our admissions representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel. In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a false claim. We have been the subject of three such qui tam lawsuits relating to our compensation practices, all of which have been dismissed at the district court level, but one of which is on appeal to the U.S. Ninth Circuit Court of Appeal. See the discussion of these lawsuits under the Commitments and Contingencies footnote, in Part 1, Item 1, Financial Statements.

Gainful Employment

Under the Higher Education Act of 1965, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined. ED has proposed adopting a definition of “gainful employment” that is based on a ratio of student debt to income. Specifically, in the negotiated rulemaking process, ED proposed rules pursuant to which a particular educational program would be eligible for Title IV funding only if student loan debt service for graduates of such a program does not exceed 8% of their annual income. As initially proposed, the student loan debt service would be calculated on the basis of the median level of debt for students who complete the particular course of study, assuming certain amortization periods and interest rates for the debt incurred, as well as other computational methodologies.

As initially proposed by the ED, educational programs that do not meet the debt-to-income test would still be eligible if the student loan repayment rate among program graduates is at least 90%, measured over a three year period. We understand the current proposal being developed by ED may also contain certain other alternative compliance standards, but the proposed regulations appear to be evolving as they are considered by ED and other executive branch policymakers.

If this regulation is adopted in a form similar to that proposed by ED in the negotiated rulemaking process, it could render some of our programs, as well as programs offered by other private sector educational institutions, ineligible for Title IV funding to the extent they do not meet these standards. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of persons employed in specific occupations or sectors, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that course under our current business model. Regulations in the form proposed in the negotiated rulemaking process could result in a significant realignment of the types of educational programs that are offered by us and by other private sector educational institutions in general, in order to comply with the rules or to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially.

In addition, for those programs that remain eligible only under an alternative basis of student loan repayment rates or other alternative standards, we may have to substantially increase our efforts to promote student loan repayment, course completion or job placement in order to ensure continued Title IV eligibility. This could materially increase our cost of doing business and/or cause us to further limit enrollment.

Potential Impact of Rulemaking

We cannot predict the form of the rules that ultimately will be proposed by the ED for public comment, or the form of any final rules that may be adopted by the ED. As presented by the ED in the negotiated rulemaking, the rules regarding incentive compensation and gainful employment could have a material impact on the manner in which we conduct our business. Compliance with these rules, which if adopted could be effective as early as July 1, 2011, could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The integration of any acquired operation entails certain risks. We cannot make assurances that any acquired schools, including the acquisition of Heald, can be successfully integrated into our operations or be operated profitably. Acquisitions involve a number of risks that include:

•	diversion of management resources;

•	integration of the acquired schools’ operations;

•	possible adverse short-term effects on reported operating results; and

•	possible loss of key employees.

If we fail to successfully manage the acquisition of Heald, our business would likely suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 10.1	Amendment No. 2 and Waiver, dated as of February 22, 2010, by and among Heald Real Estate, LLC, Heald Capital, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010).

Exhibit 10.2

Amended and Restated Credit Agreement, dated as of March 31, 2010, by and among Heald Real Estate, LLC, as the borrower, Corinthian Colleges, Inc., as the parent, and each other Guarantor party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010).

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

CORINTHIAN COLLEGES, INC.

May 4, 2010	/S/ PETER C. WALLER
Peter C. Waller
Chief Executive Officer (Principal Executive Officer)

May 4, 2010	/S/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 4, 2010	/S/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)