Form 10-K
period 2010-06-30
CORINTHIAN COLLEGES INC
filed 2010-08-23
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2009, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.2 billion, based upon the closing sales price of the Common Stock as reported on Nasdaq National Stock Market on such date. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes. As of August 18, 2010, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 88,195,781.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

•	our fiscal year ends on June 30; references to fiscal 2010, fiscal 2009 and fiscal 2008 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2010, are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Overview

Our Company is one of the largest for-profit post-secondary education companies in the United States and Canada, serving the large and growing segment of the population seeking to acquire career-oriented education. As of June 30, 2010, we had a student enrollment of 110,580 and operated 101 schools in 25 states, and 17 schools in the province of Ontario, Canada. We offer a variety of diploma programs and associate’s, bachelor’s and master’s degrees through a single operating segment (refer to Note 1 of the accompanying consolidated financial statements for more information). Our training program areas include healthcare, criminal justice, mechanical, trades, business and information technology.

On January 4, 2010 the Company completed its acquisition of Heald Capital, LLC, a Delaware limited liability company (“Heald”) for consideration of $395 million. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 11 campuses and its results are included in the Consolidated Financial Statements from the date of acquisition.

Historically, we have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and adopting curricula into existing colleges. Since the Company’s formation in 1995, we have acquired 85 colleges including the Heald acquisition, (net of closures, discontinued operations, and consolidations) and we have opened 33 branch campuses.

Operating Strategy

Key elements of our operating strategy include the following:

Emphasize Student Outcomes. We believe that positive student outcomes are a critical component of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability, and high graduation and placement rates enhance a school’s reputation and the marketability of its programs. We have implemented a variety of student service programs, including orientation and tutoring, academic advising, ride-sharing and referral programs, all of which are designed to help students complete their programs, graduate and achieve their career goals. We use a curriculum development team comprised of campus representatives, corporate program directors, instructional design professionals, and textbook publishers. For each program area, each campus also uses advisory boards comprised of local business professionals to help ensure that our curricula meet employer requirements. We also maintain full-time career services personnel at our schools who are responsible for helping our students obtain employment. Career services identifies prospective employers, helps students prepare resumes, conducts practice interviews, establishes externship programs and tracks students’ placement success.

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

Focus on Attractive Markets. We design our educational programs to benefit from favorable demographic and labor market trends. Our schools offer programs in industries which are growing and offer promising career opportunities, including healthcare, criminal justice, mechanical, trades, business and information technology. Our geographic strategy is to build a strong competitive position in attractive and growing markets where we can operate efficiently and benefit from favorable demographic trends.

Standardize Key Business Processes. To help ensure operational efficiency and a consistent student experience across our system of campuses, we are currently standardizing key business processes. Thus far, we have implemented a standard admissions and student finance process and we have nearly completed the process of implementing a new student information system. Additionally, we are beginning to bring in-house certain financial aid processing functions that have historically been handled for us by an external vendor.

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

Maximizing Core Programs. Our program strategy leverages our core curricula in such disciplines as healthcare, trades, criminal justice and business. To maximize the adoption of core programs across our network of schools, we have developed detailed, campus-based plans that take into account each school’s program mix, facility capacity, and current and projected employer needs. In fiscal 2010, we implemented 70 such programs in our schools.

Facilities Enhancement and Expansion. We believe that modern and attractive facilities enhance the overall student learning experience. We remodel, expand and relocate our existing colleges to ensure we have sufficient capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities. We expect to continue to systematically remodel and relocate selected schools within their respective markets. During fiscal 2010 we remodeled, relocated, or expanded 43 colleges. As of June 30, 2010, the total square footage of all of our properties was approximately 5.6 million square feet.

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

We began enrolling exclusively online students through our Florida-based Everest University schools in fiscal 2002. In the fourth quarter of fiscal 2005, we started to offer exclusively online degrees through our regionally-accredited Everest College in Phoenix, Arizona. Online degree programs are offered in business, criminal justice, accounting, higher education management, criminal investigations, applied management, homeland security, computer information science, and medical insurance billing and coding. In total, 20 accredited degrees are available exclusively online at the master’s, bachelor’s, and associate’s levels.

During fiscal 2010, we experienced a significant increase in the number of students taking our online courses. Our online learning participation increased by approximately 44% to 261,679 course registrations in fiscal 2010. As of June 30, 2010, we offered 326 online courses through 44 campuses. We served approximately 23,396 exclusively online students as of June 30, 2010.

Make Strategic Acquisitions

Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 118 campuses operated as of June 30, 2010, 85 colleges have been acquired (net of closures, consolidations, or locations sold). To evaluate acquisition opportunities, we have established several criteria, such as scale, geography, program offerings, accreditation and selected financial measurements.

On January 4, 2010, Corinthian completed the acquisition of Heald Capital, LLC. The transaction was completed in accordance with a Securities Purchase and Sale Agreement, (“the Purchase Agreement”), dated October 19, 2009. Pursuant to the Purchase Agreement, Corinthian acquired, directly or indirectly, all of the limited liability company membership interests in Heald Capital, LLC (“Membership Interests”) by purchasing all of the outstanding capital stock of each of two holding companies and by purchasing Membership Interests directly from the previous owners of Heald Capital, LLC for total consideration of $395 million in cash, subject to adjustment as defined in the Purchase Agreement. The consideration paid was financed via existing cash and borrowings of Corinthian.

Corinthian believes the acquisition is strategic given the experienced management team, strong operating metrics, regional accreditation and diverse program offerings and through its expertise and financial commitments it will be able to continue to grow the student population and program offerings.

In addition to acquisition-related activity, we have developed an in-house capability to pursue other business development opportunities. In particular, we are focused on developing federal sources of revenue outside of Title IV. Such sources include programs sponsored by the Department of Defense and the Department of Labor.

Establish Additional Locations

Since our initial public offering in February 1999, we have opened 37 branch campuses, of which 33 remain a part of our operations. Of the 37 branch campuses we have opened since February 1999, 2 were opened in each of fiscal 1999 and fiscal 2000, 4 were opened in each of fiscal 2001 and fiscal 2002, 6 were opened in fiscal 2003, 10 were opened in fiscal 2004, 5 were opened in fiscal year 2005 and 3 were opened in fiscal 2006. During fiscal 2010, we opened 1 new branch campus, and, subject to regulatory constraints and other uncertainties, we expect to employ this growth strategy in fiscal 2011 and subsequent years. A key advantage of this strategy is that students attending new campuses branched from existing campuses have immediate access to federally funded student financial aid. We believe that opening new branch campuses allows us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our extensive investment in curricula.

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

Our diploma curricula includes the following key programs: medical assisting, medical insurance billing and coding, massage therapy, dental assisting, pharmacy technician, medical administrative assisting, automotive and diesel technology, HVAC, surgical technology, plumbing, electrical, licensed practical nursing, electronics and computer technology. Our degree curriculum includes business administration, criminal justice, medical assisting, registered nursing, accounting, paralegal, marketing, computer information technology, legal assisting, hospitality management, applied service management, film and video. At our Everest locations in Florida, Phoenix, AZ, Mesa, AZ, Springfield, MO and Ontario Metro, CA campuses, many associate’s degree programs also articulate into a bachelor’s degree in the same course of study. Master’s degrees are also offered at Everest Florida in business administration and criminal justice.

Diploma programs generally have a duration of 8-24 months, depending on the course of study. Associate’s degree programs have a duration of 9-24 months, bachelor’s degree programs have a duration of 36-48 months and master’s degree programs have a duration of 21 months. As of June 30, 2010, we had approximately 50% of students enrolled in diploma programs, approximately 45% of students enrolled in associate’s programs, approximately 4% of students enrolled in bachelor’s programs and approximately 1% of students enrolled in master’s programs.

The following table reflects our schools, locations, date acquired or opened, principal curricula, institutional accrediting agency, and square footage as of June 30, 2010. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), trades and transportation (T), and other miscellaneous programs (OTH)(1).

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest College, Alhambra, CA	1/1/1996	B, HC	ACCSC(4)	42,200
Everest College, Anaheim, CA	7/1/1995	CJ, HC	ACCSC	35,300
Everest College, Arlington (Mid Cities), TX	6/9/2003	B, CJ, HC	ACICS(3)	51,400
Everest College, Arlington, VA	1/2/2002	B, CJ, HC, OTH	ACICS	23,500
Everest College, Aurora, CO	10/1/1996	B, CJ, HC	ACICS	33,000
Everest College, Bremerton, WA	8/4/2003	B, HC	ACICS	18,900
Everest College, Burr Ridge, IL	7/2/2002	HC	ACCSC	29,500
Everest College, Chesapeake, VA	3/1/1999	B, HC, CJ	ACICS	39,200
Everest College, Chicago, IL	6/26/2003	HC	ACCSC	47,300
Everest College, City of Industry, CA	10/1/2000	B, CJ, HC	ACCSC	39,300
Everest College, Colorado Springs, CO	10/1/1996	B, CJ, HC, IT, OTH	ACICS	30,500
Everest College, Dallas, TX	2/3/2003	B, CJ, HC	ACICS	45,800
Everest College, Everett, WA	8/4/2003	HC	ACICS	28,100
Everest College, Fife, WA	8/4/2003	HC	ACICS	7,100
Everest College, Fort Worth, TX	8/24/2004	B, CJ, HC	ACICS	32,800
Everest College, Fort Worth (South), TX	3/22/2010	HC	ACICS	40,900
Everest College, Gardena, CA	1/1/1996	HC	ACCSC	36,700
Everest College, Hayward, CA	9/1/2001	HC	ACCSC	21,200
Everest College, Henderson, NV	10/1/1996	HC, B, CJ	ACICS	31,500
Everest College, Los Angeles, CA	1/1/1996	HC	ACCSC	22,500
Everest College, Merrillville, IN	2/1/2001	B, HC	ACCSC	46,400
Everest College, Merrionette Park, IL	10/19/2005	HC	ACICS	33,800
Everest College Phoenix, Mesa, AZ	11/15/2005	B, CJ, HC	HLC/NCA(5)	21,400
Everest College, Newport News, VA	10/1/1995	B, CJ, HC	ACICS	16,200
Everest College, North Aurora, IL	2/1/2005	B, HC, T	ACCSC	38,500
Everest College, Ontario Metro, CA	1/1/2001	B, CJ, HC	ACICS	40,800
Everest College, Ontario, CA	10/1/2000	B, HC	ACCSC	34,000
Everest College Phoenix, Phoenix, AZ	6/1/2000	B, CJ, HC	HLC/NCA	40,100
Everest College, Portland, OR	10/1/1996	B, CJ, HC, IT, OTH	ACICS	35,400
Everest College, Renton, WA	7/1/1996	HC	ACCSC	41,700
Everest College, Reseda, CA	7/1/1995	HC	ACCSC	33,600
Everest College, Salt Lake City, UT	10/1/1996	HC, B, IT, CJ	ACICS	40,100
Everest College, San Bernardino, CA	7/1/1995	HC, B, CJ, T	ACICS	52,200
Everest College, San Francisco, CA	10/1/1995	HC	ACCSC	30,600
Everest College, San Jose, CA	10/1/1995	HC	ACCSC	20,300
Everest College, Seattle, WA	8/4/2003	HC	ACICS	19,300
Everest College, Skokie, IL	5/1/2001	HC, B	ACCSC	46,200
Everest College, Springfield, MO	10/1/1996	HC, B, IT, CJ	ACICS	26,400
Everest College, St. Louis, MO	3/31/2005	HC, B	ACICS	40,000
Everest College, Tacoma, WA	8/4/2003	HC	ACICS	50,500
Everest College, Thornton, CO (2)	10/1/1996	HC, B, CJ	ACICS	25,900
Everest College, Torrance, CA	1/1/2000	HC	ACCSC	7,300
Everest College, Tyson’s Corner, VA	6/2/2004	B, CJ, HC	ACICS	28,600
Everest College, Vancouver, WA	8/4/2003	HC	ACICS	17,900
Everest College, Vancouver, WA	10/1/1996	HC, B, CJ, OTH	ACICS	23,000
Everest College, West Los Angeles, CA	10/1/2000	HC, CJ	ACCSC	31,300
Everest Institute, Austin, TX	10/2/2002	HC, T	ACCSC	51,900
Everest Institute, Brighton, MA	1/1/1996	HC	ACCSC	26,000
Everest Institute, Chelsea, MA	3/30/2004	HC	ACCSC	30,500
Everest Institute, Columbus, OH	9/7/2004	HC, B	ACCSC	28,300
Everest Institute, Cross Lanes, WV	7/1/1995	HC, IT	ACCSC	26,700
Everest Institute, Dearborn, MI	3/1/2001	HC	ACCSC	42,400
Everest Institute, Decatur, GA	5/1/2000	HC, T	ACCSC	50,000
Everest Institute, Detroit, MI	12/23/2003	HC	ACCSC	34,800

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest Institute, Eagan, MN	6/17/2004	HC	ACCSC	23,700
Everest Institute, Ft. Lauderdale, FL	9/30/2003	HC	ACICS	30,700
Everest Institute, Grand Rapids, MI	2/2/2001	HC, B	ACCSC	34,700
Everest Institute, Hialeah, FL	4/1/2002	B, HC, CJ	ACICS	40,600
Everest Institute, Houston (Bissonet), TX	6/30/2004	HC, IT, T	ACCSC	60,500
Everest Institute, Houston (Greenspoint), TX	1/1/2000	HC	ACCSC	27,600
Everest Institute, Houston (Hobby), TX	12/1/2001	HC	ACCSC	30,700
Everest Institute, Jonesboro, GA	4/1/2000	HC	ACCSC	35,600
Everest Institute, Kalamazoo, MI	2/1/2001	HC, B	ACCSC	28,400
Everest Institute, Kendall, FL	4/1/2002	HC, CJ, B	ACICS	36,100
Everest Institute, Marietta, GA	4/1/2000	HC	ACCSC	24,700
Everest Institute, Miami, FL	4/1/2002	HC, CJ, B	ACICS	47,300
Everest Institute, Norcross, GA	3/31/2003	HC	ACCSC	35,600
Everest Institute, Pittsburgh, PA	10/1/1996	HC, B, CJ, OTH	ACICS	39,000
Everest Institute, Rochester, NY	10/1/1996	B, IT, CJ, HC, OTH	ACICS	48,900
Everest Institute, San Antonio, TX	7/1/1995	HC, OTH, T	ACCSC	60,200
Everest Institute, Silver Spring, MD	2/8/2005	HC	ACICS	30,700
Everest Institute, South Plainfield, NJ	12/13/2005	HC	ACCSC	35,000
Everest Institute, Southfield, MI	1/1/1996	HC, IT	ACCSC	46,100
Everest Institute, Tigard, OR	8/4/2003	HC	ACICS	20,600
Everest University, Brandon, FL	10/1/1996	HC, B, IT, CJ	ACICS	49,300
Everest University, Jacksonville, FL	7/1/2000	HC, B, CJ	ACICS	43,000
Everest University, Lakeland, FL	10/1/1996	HC, B, IT, CJ	ACICS	30,400
Everest University, Largo, FL	10/1/1996	HC, B, IT, CJ	ACICS	40,000
Everest University, Melbourne, FL (2)	10/1/1996	HC, B, IT, CJ	ACICS	36,000
Everest University, Orange Park-Jacksonville, FL	3/3/2004	HC, B, CJ, T	ACICS	46,500
Everest University, Orlando (North), FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	55,700
Everest University, Orlando (South), FL	10/1/1996	HC, B, IT, CJ	ACICS	59,900
Everest University, Pompano Beach, FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	53,100
Everest University, Tampa, FL (2)	10/1/1996	HC, B, IT, CJ, T	ACICS	58,100
WyoTech, Blairsville, PA (2)	7/1/2002	T	ACCSC	261,200
WyoTech, Daytona Beach, FL	8/4/2004	T	ACCSC	92,400
WyoTech, Fremont, CA	8/7/2003	T	ACCSC	124,900
WyoTech, Laramie, WY	7/1/2002	T	ACCSC	397,000
WyoTech, Long Beach, CA	10/1/2000	T, HC	ACCSC	92,400
WyoTech, Sacramento, CA	1/27/2004	T, CJ	ACCSC	248,500
Heald College, Concord, CA	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC(6)	66,000
Heald College, Fresno, CA (2)	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	37,600
Heald College, Hayward, CA	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	58,000
Heald College, Rancho Cordova, CA (2)	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	45,800
Heald College, Roseville, CA (2)	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	50,000
Heald College, Salinas, CA	01/04/2010	HC, B, CJ, OTH	ACCJC/WASC	37,900
Heald College, San Francisco, CA	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	60,700
Heald College, San Jose, CA (2)	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	55,400
Heald College, Stockton, CA (2)	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	47,700
Heald College, Honolulu, HI	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	57,100
Heald College, Portland, OR	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	39,600

Campus Support Center Offices
Santa Ana, CA				177,200
Gulfport, MS				5,400
Tampa (Online), FL				133,900
Tampa (Regional), FL				7,300

Square Footage
Tempe (Online), AZ	65,500
Washington, DC	2,600
San Francisco, CA	17,300
Colorado Springs (Online), CO	93,500
New locations as of June 30, 2010 (unoccupied)
Santa Ana, CA	30,900
Modesto, CA	30,000

Total Square Footage for U.S. Properties	5,333,300

Canadian Schools and Colleges	Opened/Acquired	Principal Curricula	Square Footage
Everest College of Business, Technology and Health Care, Barrie, Ontario	08/19/2003	HC, B, CJ, IT	14,200
Everest College of Business, Technology and Health Care, Brampton, Ontario	08/19/2003	HC, B, CJ, IT, OTH	16,400
Everest College of Business, Technology and Health Care, College Park, Ontario	08/19/2003	HC, OTH	29,000
Everest College of Business, Technology and Health Care, Hamilton (Mountain), Ontario	08/19/2003	HC, CJ	18,500
Everest College of Business, Technology and Health Care, Hamilton (City Center), Ontario	08/19/2003	B, HC, IT, CJ	7,800
Everest College of Business, Technology and Health Care, Kitchener, Ontario	08/19/2003	B, HC, CJ, IT	12,600
Everest College of Business, Technology and Health Care, London, Ontario	08/19/2003	HC, IT, B	12,200
Everest College of Business, Technology and Health Care, Mississauga, Ontario	08/19/2003	HC, B, IT, CJ, OTH	30,400
Everest College of Business, Technology and Health Care, Newmarket, Ontario	08/19/2003	HC, B, CJ, IT	16,700
Everest College of Business, Technology and Health Care, North York Ontario	08/19/2003	HC, B, CJ, OTH	17,900
Everest College of Business, Technology and Health Care, Ottawa (West-Nepean), Ontario	08/19/2003	HC, B, IT, CJ	17,400
Everest College of Business, Technology and Health Care, Ottawa (East), Ontario	08/19/2003	HC, B, IT, CJ	32,700
Everest College of Business, Technology and Health Care, Scarborough, Ontario	08/19/2003	HC, B, IT, CJ	17,500
Everest College of Business, Technology and Health Care, Sudbury, Ontario	08/19/2003	B, HC, CJ, IT	12,000
Everest College of Business, Technology and Health Care, Toronto (Central), Ontario	08/19/2003	B, IT, CJ	25,100
Everest College of Business, Technology and Health Care, Thunder Bay, Ontario	08/19/2003	HC, B, IT, CJ	10,800
Everest College of Business, Technology and Health Care, Windsor, Ontario	08/19/2003	HC, B, CJ, IT	12,400
Everest College of Business, Technology and Health Care Campus Support Center	08/19/2003		9,300

Total Square Footage for Canadian Properties			312,900

Total Square Footage for All Properties			5,646,200

(1)	OTH means “Other” and includes programs such as, travel and hospitality, video/film production, and other miscellaneous programs.
(2)	Indicates owned properties.
(3)	Accrediting Council for Independent Colleges and Schools
(4)	Accrediting Commission of Career Schools and Colleges
(5)	The Higher Learning Commission – A Commission of the North Central Association of Colleges and Schools
(6)	Accrediting Commission for Community and Junior Colleges (ACCJC) of the Western Association of Schools and Colleges (WASC)

Marketing and Recruitment

We employ a variety of methods to attract applicants who will benefit from our programs and achieve success in their chosen careers. The methods include a variety of direct response marketing techniques to generate leads of potential applicants for our schools. Our marketing department generated approximately 2.7 million leads in the United States and Canada in fiscal 2010, primarily through television, internet, direct mail, newspaper, and yellow pages The effectiveness of these marketing campaigns is dependent upon timely and accurate lead tracking.

Our marketing agencies have access to our management information database and are provided with real time information on the effectiveness of individual campaigns. The agencies consult with our marketing department to adjust schedules for advertisements depending on our needs and the effectiveness of the particular advertisements. For the year ended June 30, 2010, approximately 20% of our new student enrollments were generated through television, newspaper and yellow pages marketing, 43% were generated from the Internet, 24% were generated through referrals, 3% were generated through direct mail, and 10% were generated through a variety of other methods.

National Branding

Over the last three fiscal years we have consolidated multiple brand names to increase our company’s overall visibility and gain the marketing efficiencies associated with national advertising. As of August 13, 2010 all of our schools operated under one of three national brands, Everest, WyoTech, or Heald. The Everest brand was recently developed by the Company, WyoTech is a well-established brand in automotive training, and Heald brings an increased presence in Northern California, Oregon and Hawaii, as well as a growth platform for campus-based and online regionally accredited programs. As of June 30, 2010, 101 out of 118 schools were operating under the Everest brand, 6 schools were operating under the WyoTech brand, and 11 schools were operating under the Heald brand.

Admissions

As of June 30, 2010, we employed approximately 2,100 admissions representatives who work directly with prospective students to facilitate the admissions process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct semi-annual student satisfaction surveys at our campuses in the United States in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to train our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs, and conduct student surveys which help us ensure compliance with both government regulations and our corporate policies.

One of our objectives in the admissions process is to identify students who have the ability to succeed in our schools. The majority of prospective students must pass a standardized admissions test. Most of our colleges in the United States have historically accepted non-high school graduates who can demonstrate an ability to benefit (“ATB students”) from the program by passing certain tests which are required by the ED. As of June 30, 2010, ATB students accounted for approximately 15.1% of total enrollments in our U.S. schools, down from 23.8% at June 30, 2009. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, given the shift to a 3-year default measurement period, and the structural changes in student lending over the past two years, we intend to stop enrolling ATB students into our U.S. Everest and WyoTech institutions starting on September 1, 2010. We will continue to help our currently enrolled ATB students finish their programs and find employment. In addition, ATB students who dropped out of our programs will be allowed to re-enroll and continue their education.

Placement

Graduate placement outcomes are critical to our colleges’ reputations and their ability to continue to successfully recruit new students. We maintain a career services department at each college and, as of June 30, 2010, employed approximately 750 individuals in this capacity. We require our career services personnel to work with students from the time they begin their courses of study until they are successfully placed in jobs for which they are trained. Our career services departments assist students with resumes, help them develop a professional demeanor, conduct practice interview sessions, and identify prospective employers for the colleges’ graduates. Overall, we believe the efforts we devote to place our graduates have achieved solid results in a difficult economic environment.

Our colleges endeavor to obtain information regarding their students’ employment following graduation. The reliability of that information depends, to a large extent, on the completeness and accuracy of the data provided to our colleges by graduates and their employers. Additionally, a dedicated team at the campus support center conducts a verification process to check the accuracy of the placement information gathered by our campuses. Based on information received from these groups of people, we believe that approximately 73.1% of our graduates in calendar year 2009 who were available for placement have been placed in a job for which they were trained by June 30, 2010 as calculated based on accrediting agency standards. The various accrediting agencies evaluate placement rates by individual institution and program, and have different requirements regarding which students are considered “available for placement.” In defining the graduate cohort group for the purpose of calculating placement rates, certain accrediting agencies may exclude, for example, graduates who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the U.S. after graduation. Where applicable, we have also excluded those graduates in our calculation of students available for placement and the graduate placement rate.

Tuition

Tuition rates for our diploma programs in the U.S. and Canada generally range from $7,250 to $36,100, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $204 to $457 per undergraduate credit hour, depending upon the program of study (except for Everest College Phoenix Online programs which are charged on a per quarter basis). Tuition for graduate programs ranges from $367 to $548 per credit hour. In addition to tuition, students may be required to purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges.

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

Campus Administration

We establish policies at our campus support center office, implement these policies, and monitor the performance of our schools through the coordination of the president and chief operating officer, the division presidents, our regional vice presidents of operations, the regional vice presidents of admissions, and their respective support staffs and through our internal audit department. The college presidents have the responsibility for the day-to-day operation of the schools. Each U.S. college generally employs the following management personnel which report to the college president:

•	an academic dean or education director;

•	an admissions director;

•	a career services director;

•	a finance director, and

•	a student accounts director.

Our schools in Canada are typically smaller and thus employ a smaller management team. As each school’s enrollment grows, additional management may be added.

Campus support center personnel manage several key functions, including accounting, information technology, student financial services, financial aid, career services support, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, real estate, and accreditation and licensing. Among the principal oversight functions performed by campus support center personnel (in cooperation with our division, region and college management) are the annual operating budget, strategic planning and forecasting processes. These processes establish goals for each college, assist in implementing strategies and establish performance expectations and corresponding incentives. Our senior management team monitors operating performance and profitability of each college and has established periodic communication with the college presidents to review key performance indicators such as lead flow, starts, student population, retention, placement, compliance and other operating results to determine the proper course of action.

As required by their respective regional accrediting agencies, Everest College Phoenix and Heald College are overseen by boards of trustees that include a majority of independent representation to review academic integrity and autonomy of the institutions. These governing boards have broad oversight over the schools’ programs and operations, set the strategic direction for the institutions, play an active role in policy-making, and review financial resources of their schools to ensure the institution is able to provide a sound educational program. In furtherance of that mission, each board of trustees develops policies appropriate to the needs of the school and works closely with the respective schools’ administrations to, among other things, establish a climate for articulating and promoting the educational vision of the schools.

Competition

The post-secondary education market in the United States, consisting of approximately 7,000 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by our colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 2,900 private, for-profit colleges and schools. The post-secondary education market in Canada is also highly fragmented. Typically, the tuition charged by public institutions is less than tuition we charge for comparable programs because public institutions receive state subsidies, donations and government research and other grants that are not available to our colleges. However, tuition at other private non-profit institutions is often higher than the tuition charged at our colleges.

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

Facilities

Our campus support center office is located in Santa Ana, California and our 118 campuses as of June 30, 2010, are located in 25 states and in the province of Ontario, Canada. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity at our facilities and the expected future facilities capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2006 through fiscal 2010, approximately 14% of the campuses have been relocated and an additional approximately 64% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended and has been updated to reflect solely continuing operations:

	2010	2009	2008	2007	2006
Opened
Acquired	11	0	0	0	0
Branched	1	0	0	0	3
Closed, combined or sold	0	0	0	2	17
Campuses at year end	118	106	106	106	108
Relocated	1	5	2	2	6
Enlarged or remodeled	42	5	10	6	12

All but nine of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

Management and Employees

Our company is led by Jack D. Massimino, Executive Chairman of the Board, Peter C. Waller, Chief Executive Officer and Matt A. Ouimet, President and Chief Operating Officer. They are assisted by the other executive officers of the Company: Kenneth S. Ord, Beth A. Wilson, William B. Buchanan, Mark L. Pelesh, Stan A. Mortensen, Robert C. Owen, and David A. Poldoian. In addition to the executive officers, our management team includes other vice presidents and senior vice presidents who provide supervision of various functional areas and the presidents of our operating divisions. As of June 30, 2010, we had approximately 15,900 employees in the U.S. and Canada, of whom approximately 4,400 were part-time and approximately 900 were employed at or assigned to our campus support center.

Faculty

The faculty members at our colleges are industry professionals and hold appropriate credentials in their respective disciplines. The recruitment of faculty occurs at the campus level. Local leadership is charged with identifying and retaining faculty who possess the requisite academic and experiential qualifications to be successful in working with our students. Faculty are required and encouraged to pursue professional development activities to enhance their functional and classroom skills. We believe the skill and dedication of our faculty is critical to the academic and professional success of our students. As of June 30, 2010, we employed approximately 5,600 faculty in the United States and Canada, approximately 1,840 of whom were full-time employees. Faculty represents approximately 35% of our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of August 20, 2010, as well as other “significant employees” of the Company as defined under Item 401(c) of Regulation S-K:

Names	Ages	Positions
Jack D. Massimino	61	Executive Chairman of the Board
Peter C. Waller	56	Chief Executive Officer
Matt A. Ouimet	52	President and Chief Operating Officer
Kenneth S. Ord	64	Executive Vice President and Chief Financial Officer
Beth A. Wilson	58	Executive Vice President, Operations
William B. Buchanan	44	Executive Vice President, Marketing
Mark L. Pelesh	56	Executive Vice President, Legislative and Regulatory Affairs
Stan A. Mortensen	43	Executive Vice President, General Counsel and Corporate Secretary
Robert C. Owen	49	Senior Vice President and Chief Accounting Officer
David A. Poldoian	57	Executive Vice President and Chief Business Development Officer

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

Beth A. Wilson has been employed by us since our inception in July 1995. She was promoted to Executive Vice President in July 2001 and oversees all operational support for accreditation and licensure, curriculum development and quality control, career services, facilities and financial aid. Previously, Ms. Wilson was Vice President of Operations from June 1998 to June 2001. Ms. Wilson was Regional Operations Director for Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by National Education Centers, Inc. from 1991 to 1995, initially as Executive Director of its Capital Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Additionally, between 1999 and 2003, and again starting in July 2008 to the present, Ms. Wilson has served as a Commissioner for ACCSC. Ms. Wilson earned a Master’s of Business Administration from National University and a Bachelor of Arts degree from California State College, Sonoma.

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

David A. Poldoian joined the Company in November 2004, as President and Chief Operating Officer of the Online Learning division. In January 2008, he was appointed Executive Vice President and Chief Business Development Officer. Prior to joining Corinthian, Mr. Poldoian spent nine years with the Anheuser-Busch Companies beginning in 1995, initially serving as President of its Eagle Snacks, Inc. division and later reporting directly to the Chairman and Chief Executive Officer. Mr. Poldoian was Vice President and Partner with Bain & Company, a strategic consulting firm, from 1986 to 1995. Mr. Poldoian completed a Bachelor of Arts degree at Tufts University, and earned a Master of Business Administration from Harvard Business School.

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

We estimate that during fiscal 2010 approximately 84.7% of our students in the U.S. received some federal Title IV financial aid. For purposes of calculating compliance with the 90/10 Rule under the HEOA, an institution is permitted, for a limited period of time, to (i) count as non-Title IV program revenue the additional $2,000 of Stafford loans that became available starting in July 2008 under the Continued Access Act, and (ii) include more revenue derived from non-Title IV Programs, such as revenue from institutional loans under certain circumstances. The ability of institutions to count the additional $2,000 of Stafford loans as non-Title IV revenue expires on July 1, 2011; the ability of institutions to count institutional loans as non-Title IV revenue expires July 1, 2012. Under these modified 90/10 calculations for the 2010 fiscal year, the Company derived approximately 81.9% of its net U.S. revenue (on a cash basis) from Title IV Programs. Excluding such temporary relief, approximately 89.8% of our net U.S. revenues (on a cash basis) was derived from federal Title IV programs.

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

Recently, Congress has increased its scrutiny of the for-profit educational sector. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate (the “HELP Committee”) held the first in a series of hearings to examine the proprietary education sector and released a report, “Emerging Risk : An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education.” On August 4, 2010, the HELP Committee held the second hearing in its series, focusing on student recruitment at for-profit schools. Earlier, on June 21, 2010, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources.

Prior to the HELP Committee’s hearing on August 4, 2010, the GAO conducted a series of undercover investigations into the enrollment and recruiting practices at fifteen for-profit institutions of higher education in which GAO investigators with hidden cameras posed as potential new student enrollees. We believe that two of our campuses, one of which was Everest College Phoenix, were among those visited by the GAO. At the HELP Committee hearing on August 4, 2010, the GAO provided testimony that characterized the interactions between our campus personnel and the GAO investigators as “deceptive or otherwise questionable.” We have requested copies of the videotaped interactions between the GAO investigators and our campus personnel, but our request was denied. Although impeded by this denial, we have nevertheless conducted a review of these allegations – assisted by outside counsel – and have not identified any intentional misconduct by our employees. We will continue to review any evidence provided by the GAO and will take appropriate actions based on any new evidence we obtain.

Additionally, on August 12, 2010, the President of Everest College Phoenix received a letter from HLC requesting a response to the allegations contained in the GAO report. In addition to seeking a response to the specific circumstances identified in the GAO report, HLC requested that Everest College Phoenix demonstrate that it has reasonable, sufficient, and effective systems in place to assure appropriate control of employees engaged in the recruiting, marketing or admissions process. Everest College Phoenix is in the process of responding to HLC’s requests.

On August 5, we received a request for information from the HELP Committee relating to the ongoing series of hearings. We believe this request was extended to approximately thirty proprietary educational companies, including all such publicly traded companies. The request seeks information regarding how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the 90/10 rule. The request also seeks information regarding the number of students who complete or graduate from our programs, how many of those students find work in their educational area, the debt levels of students enrolling and completing programs and information regarding the number of students who risk default within the cohort default rate window.

In furtherance of this, the Committee has requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV Program funds, institutional accreditation, regulatory compliance and other matters. We intend to cooperate with the Committee. The Committee has requested that we produce a portion of the specified information by August 26, 2010 and the remainder of the information by September 16, 2010.

These hearings and the requested GAO review are not formally related to ED’s rulemaking process that is currently underway and described in “Federal oversight of the Title IV Programs in the U.S.” However, the hearings and the requested GAO review could affect the final rules or could lead to further investigations of proprietary schools and the proposal of additional new regulatory requirements by the ED.

We cannot predict the extent to which, or whether, these hearings and review will result in further investigations, legislation or rulemaking affecting our participation in Title IV Programs or other aspects of our business. If any laws or regulations are adopted that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible, our business could be adversely and materially impacted.

The ED regulations define an institution as a main campus and its additional locations, if any. As defined by the ED, our main campuses that have additional locations in the U.S. are as follows:

Main Campus(1)	Additional Locations
Everest College, Seattle, WA	Everest College, Fife, WA Everest College, Vancouver, WA Everest College, Tigard, OR
Everest College, Alhambra, CA	Everest Institute, Chelsea, MA
Everest College, Bremerton, WA	Everest College, Everett, WA Everest College, Tacoma, WA Everest College, St. Louis, MO
Everest College, Colorado Springs, CO	Everest College, McLean, VA Everest College, Fort Worth (South), TX
Everest College, Gardena, CA	Everest Institute, Norcross, GA
Everest College, Ontario, CA	Everest Institute, Columbus, OH Everest Institute, Jonesboro, GA
Everest College Phoenix, Phoenix, AZ	Everest College Phoenix, Mesa, AZ
Everest College, Portland, OR	Everest College, Vancouver, WA Everest College, Dallas, TX Everest Institute, Silver Springs, MD
Everest College, Renton, WA	Everest Institute, Houston (Bissonnet), TX
Everest College, Reseda, CA	Everest Institute, Marietta, GA
Everest College, Salt Lake City, UT	Everest College, Fort Worth, TX
Everest College, San Francisco, CA	Everest College, Chicago, IL
Everest College, Skokie, IL	Everest College, Burr Ridge, IL
Everest College, Springfield, MO	Everest College, Ontario Metro, CA
Everest College, Thornton, CO	Everest College, Aurora, CO Everest College, Arlington, VA
Everest Institute, Brighton, MA	Everest College, North Aurora, IL
Everest Institute, Cross Lanes, WV	Everest Institute, Dekalb, GA Everest Institute, Eagan, MN
Everest Institute, Grand Rapids, MI	Everest Institute, Kalamazoo, MI Everest College, Merrillville, IN
Everest Institute, Kendall, FL	Everest Institute, Ft. Lauderdale, FL
Everest Institute, Miami, FL	Everest Institute, Hialeah, FL
Everest Institute, Newport News, VA	Everest Institute, Chesapeake, VA

Everest Institute, Rochester, NY	Everest College, Arlington (Mid-Cities), TX
Everest Institute, San Antonio, TX	Everest Institute, Houston (Greenspoint), TX Everest Institute, Houston (Hobby), TX
Everest Institute, Southfield, MI	Everest Institute, South Plainfield, NJ Everest Institute, Dearborn, MI Everest Institute, Detroit, MI Everest Institute, Austin, TX
Everest University, Largo, FL	Everest University, Lakeland, FL Everest University, Jacksonville, FL
Everest University, Orlando (North), FL	Everest University, Melbourne, FL Everest University, Orlando (South), FL
Everest University, Pompano Beach, FL	Everest College, Merrionette Park, IL
Everest University, Tampa, FL	Everest University, Brandon, FL Everest University, Orange Park, FL
WyoTech, Laramie, WY	WyoTech, Blairsville, PA WyoTech, Sacramento, CA
WyoTech, Long Beach, CA	Everest College, City of Industry, CA Everest College, West Los Angeles, CA
Heald College, San Francisco, CA	Heald College, Portland, OR Heald College, Honolulu, HI

(1)	The above list includes only those main campuses which have one or more branch locations.

Accreditation for U.S. Schools

Accreditation is a voluntary non-governmental process by which institutions submit themselves to qualitative review by an organization of peer institutions. There are three types of accrediting agencies: (i) national accrediting agencies, which accredit institutions without regard to geographical location; (ii) regional accrediting agencies, which accredit institutions within their geographic areas; and (iii) programmatic accrediting agencies, which accredit or approve specific educational programs offered by institutions. Accrediting agencies primarily examine the academic quality of the instructional programs offered at the institution, including retention and placement rates. Accrediting agencies also review the administrative and financial operations of the institution to ensure that it has the academic and financial resources to achieve its educational mission. A grant of accreditation is generally viewed as certification that an institution and its programs meet generally accepted academic standards.

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

Accrediting Agency	Number of Campuses Accredited	% of Total Campuses
Accrediting Commission of Career Schools and Colleges (ACCSC)	44	44%
Accrediting Council for Independent Colleges and Schools (ACICS)	44	43%
The Higher Learning Commission-A Commission of the North Central Association of Colleges and Schools (HLC)	2	2%
Accrediting Commission for Community and Junior Colleges (ACCJC) – Western Association of Schools and Colleges (WASC)	11	11%

Total U.S. Campuses as of June 30, 2010	101	100%

The HEA requires accrediting agencies recognized by the ED to review many aspects of an institution’s operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEA, recognized accrediting agencies must conduct regular reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing substantive changes, including a change of ownership, may be required to be reviewed by their accrediting agency. Accrediting agencies also monitor institutions’ compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also require the institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, typically completion or graduate placement outcomes. This is commonly referred to as being on “reporting” status. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. Being on probation, show cause, or reporting status may cause an accreditor to deny an institution permission, or otherwise delay approval, to open and commence instruction at new locations or to add new programs.

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

On May 1, 2009, the Company received notification from The Higher Learning Commission-A Commission of the North Central Association of Colleges and Schools (“HLC”) that Everest College Phoenix had been placed on probation. Everest College Phoenix consists of two ground campuses and an online learning division. At June 30, 2010, the combined enrollment for Everest College Phoenix was 5,774 students. The probation action was initiated primarily related to governance issues, and questions about the institution’s autonomy with respect to Corinthian’s ownership and control of the institution. The institution has made numerous changes to comply with HLC’s accreditation criteria and is committed to continuing this process to resolve HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. On May 17-19, 2010, Everest College Phoenix hosted an HLC evaluation team to verify whether these changes have occurred and effectively meet HLC’s standards. In its report on a Comprehensive Evaluation Visit dated August 19, 2010, the evaluation team noted that while there have been some positive developments, deficiencies in the institution’s compliance with HLC’s accreditation criteria remained unresolved. The evaluation team concluded that adverse action by HLC was warranted, and recommended withdrawal of accreditation of Everest College Phoenix. The evaluation team’s report is one of several steps in HLC’s process of evaluating the institution’s probationary status. Everest College Phoenix and the Company disagree with the evaluation team’s conclusions and intend to contest the team’s recommendations before the Commission. The Company cannot predict the outcome of this matter with certainty. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily resolve its probation with HLC could have a material adverse effect on our business, results of operations and financial condition.

Supplemental Reports. As of June 30, 2010, nine of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions’ students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

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

Students at our U.S. institutions receive grants, loans and work opportunities to fund their education under several of the Title IV Programs, of which, prior to June 30, 2010, the two largest were the Federal Family Education Loan (“FFEL”) program and the Federal Pell Grant (“Pell”) program. Our institutions also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, and some of them participate in the Federal Perkins loan program and the Federal Work-Study (“FWS”) program.

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

Pell. Pell grants are the primary component of the Title IV Programs under which the ED makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 2009-2010 award year, the maximum Pell grant increased to $5,350. Amounts received by students enrolled in our institutions in the 2009-2010 award year under the Pell program equaled approximately 29.2% of our U.S. net revenue (on a cash basis). Effective July 1, 2010, the maximum Pell grant increased to $5,550.

FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2009-2010 award year, our contribution was met by approximately $2.2 million in funds from our institutions, funds from state scholarships and grants, and funds from foundations and other charitable organizations. Amounts received by students in our institutions under the federal share (including the FSEOG match) of the FSEOG programs in the 2009-2010 award year equaled approximately 0.6% of our U.S. net revenue (on a cash basis).

FFEL AND FDL. Prior to June 30, 2010, the FFEL program consisted of Stafford Loans, which are subsidized (government pays the interest while the student is in school and during a six-month grace period) and unsubsidized, and PLUS loans, which are made available to parents of students classified as dependents. Under the William D. Ford Federal Direct Loan (“FDL”) program, students may obtain loans directly from the ED rather than commercial lenders. The conditions on FDL loans are generally the same as on loans that were made under the FFEL program. Under the Stafford Loan program, during fiscal years 2009 and 2010, students may borrow up to $3,500 for the first academic year, $4,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years in subsidized loans. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable expenses) and other aid to which that student is entitled. Students who are classified as independent, and dependent students whose parents are unable to obtain PLUS loans, can increase their borrowing limits and receive additional unsubsidized Stafford loans. During fiscal years 2009 and 2010, students could obtain an additional $4,000 in unsubsidized loans for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Effective July 1, 2009, such students may obtain an additional $6,000 in unsubsidized loans for each of the first and second academic years, and an additional $7,000 for subsequent academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in our institutions under the Stafford program in the 2009-2010 award year equaled approximately 56.5% of our U.S. net revenue (on a cash basis). Amounts received by students in our institutions under the PLUS program in the 2009-2010 award year equaled approximately 3.5% of our U.S. net revenue (on a cash basis).

In March 2010, Congress passed, and the President signed, the Health Care and Education Reconciliation Act of 2010 (the “HCERA”). The HCERA eliminated the FFEL program in favor of the FDL program effective as of July 1, 2010. While our institutions and students have been eligible to participate in the FDL program, we have significantly more experience in participation in the FFEL program and the continuing transition to the FDL program for the majority of our students involves risks and uncertainty. Additionally, because HCERA eliminates the FFEL program, most private lenders have exited the student loan market and those private lenders remaining may be unwilling to make private loans to our students.

These changes may result in higher administrative costs for schools, including us, related to student loan administration. If the costs of Title IV loans increase and if availability of alternate student financial aid decreases, students may decide not to enroll in a postsecondary institution, which could have a material adverse effect on our enrollments, revenues, and results of operation. Any further actions by the Congress, ED or other regulatory bodies that significantly reduces funding for Title IV Programs or the ability of our students to participate in those program, reduces alternate sources of student financial aid, or establishes different or more stringent requirements for participation in Title IV Programs could have a material adverse effect on our student population, course offerings, financial condition, results of operations and cash flows.

Perkins. Eligible undergraduate students may borrow up to $5,500 under the Perkins program during each award year, with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate a financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the ED. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2009-2010 award year, the amount of Perkins loan repaid by former students totaled approximately $3.6 million.

In the 2009-2010 award year, we had no required matching contribution. The Perkins loans disbursed to students in our institutions in the 2009-2010 award year equaled approximately 0.2% of Our U.S. net revenue (on a cash basis). Congress is currently considering legislative proposals to make major changes to the Perkins program. We cannot predict whether these proposals will be enacted and if they will be beneficial to our students.

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

On June 18, 2010, ED issued a Notice of Proposed Rulemaking (the “June NPRM”) following a year-long negotiated rulemaking process between ED and the higher education community on 14 Title IV Program integrity issues, which include lender and general student loan issues, accreditation, discretionary grants, general and non-loan programmatic issues, safe harbors under incentive compensation rules for admissions representatives, and standards regarding state authorization for purposes of Title IV Program eligibility.

The June NPRM addressed 13 of 14 program integrity issues in their entirety and partially addressed the 14th issue, which involves the definition of “gainful employment;” the ED issued a separate NPRM on gainful employment requirements on July 26, 2010 (the “July NPRM”). Public comment was due on the June NPRM no later than August 2, 2010 and for the July NPRM is due no later than September 9, 2010. The ED has stated that it intends to review all comments it receives with the goal of publishing a final rule by November 1, 2010, which would take effect beginning July 1, 2011.

The two proposed rules that could have the most significant potential impact for our business are:

•

the elimination of certain “safe harbors” regarding the prohibition on the payment of incentive compensation to employees involved in student recruitment, enrollment, admissions, and financial aid; and

•

the adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program prepare students for gainful employment in a recognized occupation, with that definition linked to a two part test: measuring the relationship between the debt students incur and their incomes after program completion; and measuring the percentage of all enrollees, regardless of completion, who repay principal on their loans during a measurement period.

We cannot predict the outcome of this rulemaking process at this time, or predict with certainty the impact of any new regulations on our operations. These rules could affect the manner in which we conduct our business, and compliance with these rules, (which if adopted could be effective as early as July 1, 2011), could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Cohort Default Rates. A significant requirement imposed by Congress is a limitation on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an “excessive” rate (“Cohort Default Rates”). Many institutions, including all of our institutions within the U.S., have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their federally guaranteed loans in a timely manner. Currently, an institution’s Cohort Default Rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Under the HEOA a separate calculation will be performed that will add an additional federal fiscal year of borrowers’ repayment performance. An institution that participates in both the FFEL and FDL programs receives a single “weighted average” Cohort Default Rate in place of an FFEL or FDL Cohort Default Rate. Any institution whose Cohort Default Rate equals or exceeds 25% for any one of the three most recent federal fiscal years under the current method of calculation may be found by the ED to lack administrative capability, and on that basis, placed on provisional certification status for up to three years. Additionally, any such institution may be required by its accrediting agency to provide additional information or supplemental reports. Provisional certification status does not limit an institution’s access to Title IV Program funds but does subject that institution to closer review by the ED and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Provisional certification may also impede an institution’s ability to grow by limiting its ability to add new programs and locations. Any institution whose Cohort Default Rates equal or exceed 25% for three consecutive years under the current calculation may lose eligibility to participate in the FDL and the Pell grant programs for the remainder of the federal fiscal year in which the ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. Pursuant to the HEOA, this percentage will increase to 30% after three years of Cohort Default Rates calculated with the additional federal fiscal year are available, and then become applicable to the imposition of sanctions. In addition, an institution whose Cohort Default Rate for any federal fiscal year exceeds 40% may have its eligibility to participate in the FDL program limited, suspended or terminated. Since the calculation of Cohort Default Rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or servicers), as well as the ED, the HEA provides a formal process for the review and appeal of the accuracy of Cohort Default Rates before the ED takes any action against an institution based on such rates.

In order to improve our overall default rates, we have implemented a multi-faceted cohort default management program in which we increased our overall spending in this area by more than $10 million in the fiscal year ended June 30, 2010. This program includes the following: a contact management system to assist in reaching students who are no longer in school; an internal department focused primarily on early stage delinquencies; an expanded program of entrance and exit counseling and financial literacy training for current students; and the use of outside firms and internal resources to reach borrowers and assist them in contacting their lenders and getting help with alternatives to default, including income-based repayment, forbearance and deferral.

The following table sets forth the final Cohort Default Rates for our institutions included within total operations of the Company as of June 30, 2010 in the U.S. for federal fiscal years 2005, 2006 and 2007, and the draft rates for 2008:

Institution	2008(2)	2007	2006	2005
Everest College, Seattle, WA (Fife and Vancouver, WA, and Tigard, OR) (1)	12.0%	10.4%	9.0%	5.3%
Everest College, Alhambra, CA (Everest Institute, Chelsea, MA) (1)	18.6%	13.5%	12.2%	10.2%
Everest College, Anaheim, CA	15.0%	9.8%	9.6%	7.7%
Everest College, Colorado Springs, CO (McLean, VA) (1)	19.8%	15.7%	12.5%	11.3%
Everest College, Gardena, CA (Everest Institute, Norcross, GA) (1)	18.3%	18.1%	14.1%	10.5%
Everest College, Hayward, CA (combined with former New Orleans, LA Campus) (1)	20.3%	14.7%	16.1%	8.4%
Everest College, Henderson, NV (1)	22.7%	15.6%	16.2%	13.0%
Everest College, Los Angeles, CA	24.7%	16.9%	15.0%	17.7%
Everest College, Ontario, CA (Columbus, OH and Jonesboro, GA)	16.9%	14.1%	16.6%	12.1%
Everest College, Phoenix, AZ (Mesa, AZ)	20.5%	13.0%	10.5%	13.2%
Everest College, Bremerton, WA (Everett, and Tacoma, WA and St. Louis, MO) (1)	13.5%	13.0%	12.4%	9.6%
Everest College, Portland, OR (Vancouver, WA, and Dallas, TX; Everest Institute, Silver Spring, MD) (1)	23.4%	18.5%	15.0%	14.5%
Everest College, Renton, WA (Lynnwood, WA; Everest Institute, Bissonnet, TX) (1)	25.4%	16.8%	12.4%	6.4%
Everest College, Reseda, CA (Marietta, GA)	12.9%	11.8%	17.4%	9.6%
Everest College, Salt Lake City, UT (Fort Worth, TX)	25.0%	17.2%	12.0%	14.9%
Everest College, San Bernardino, CA	31.1%	20.0%	13.8%	14.2%
Everest College, San Francisco, CA (Chicago, IL) (1)	19.4%	15.5%	12.5%	11.3%
Everest College, San Jose, CA	12.4%	10.1%	12.8%	10.5%
Everest College, Skokie, IL (Burr Ridge, IL) (1)	16.0%	11.7%	9.5%	8.4%
Everest College, Springfield, MO (Ontario Metro, CA) (1)	28.0%	16.8%	16.9%	15.0%
Everest College, Thornton, CO (Aurora, CO, and Arlington, VA) (1)	26.4%	19.6%	17.0%	14.4%
Everest College, Torrance, CA	18.1%	12.3%	11.3%	6.1%
Everest Institute, Brighton, MA (Everest College, North Aurora, IL)	18.1%	13.4%	10.1%	12.5%
Everest Institute, Cross Lanes, WV (Dekalb, GA and Eagan, MN) (1)	20.2%	14.8%	15.5%	13.7%
Everest Institute, Grand Rapids, MI, (Kalamazoo, MI, and Everest College, Merrillville, IN) (1)	19.4%	12.8%	9.8%	8.6%
Everest Institute, Kendall, FL (Ft. Lauderdale, FL) (1)	27.7%	20.0%	13.6%	4.0%
Everest Institute, Miami, FL (Hialeah, FL) (1)	22.5%	18.1%	13.0%	4.5%
Everest Institute, Newport News, VA (Chesapeake, VA) (1)	20.7%	14.6%	15.7%	13.6%
Everest Institute, Pittsburgh, PA	22.9%	20.1%	16.9%	15.3%
Everest Institute, Rochester, NY (Everest College, Arlington (Mid Cities), TX) (1)	25.9%	21.4%	17.6%	15.9%
Everest Institute, San Antonio, TX (Greenspoint, and Hobby, TX) (1)	35.2%	22.3%	18.9%	7.8%
Everest Institute, Southfield, MI (Dearborn and Detroit, MI, Austin, TX, and South Plainfield, NJ) (1)	24.5%	18.6%	15.3%	14.8%
Everest University, Largo, FL (Lakeland and Jacksonville, FL) (1)	23.6%	18.6%	12.4%	10.2%
Everest University, Orlando (North), FL (Orlando (South), and Melbourne, FL) (1)	18.0%	12.6%	8.4%	8.3%
Everest University, Pompano Beach, FL (Everest College, Merrionette Park, IL)	16.1%	11.7%	5.8%	3.1%
Everest University, Tampa, FL (Brandon and Orange Park, FL) (1)	14.0%	12.2%	9.7%	11.4%
Heald College, San Francisco, CA (Portland, OR and Honolulu, HI) (1)	10.7%	N/A	N/A	N/A
Heald College, Rancho Cordova, CA	8.8%	N/A	N/A	N/A
Heald College, Fresno, CA	15.3%	N/A	N/A	N/A
Heald College, Hayward, CA	9.5%	N/A	N/A	N/A
Heald College, Concord, CA	7.4%	N/A	N/A	N/A
Heald College, Roseville, CA	8.9%	N/A	N/A	N/A
Heald College, Milpitas, CA	9.3%	N/A	N/A	N/A

Institution	2008(2)	2007	2006	2005
Heald College, Stockton, CA	9.7%	N/A	N/A	N/A
Heald College, Salinas, CA	8.5%	N/A	N/A	N/A
WyoTech, Daytona Beach, FL	29.0%	6.9%	6.6%	7.8%
WyoTech, Fremont, CA (Oakland, CA) (1)	17.6%	13.9%	11.8%	11.6%
WyoTech, Laramie, WY (Sacramento, CA and Blairsville, PA) (1)	6.3%	5.0%	3.5%	2.5%
WyoTech, Long Beach, CA (Everest College, West Los Angeles and City of Industry, CA) (1)	21.1%	17.1%	15.9%	16.6%
Consolidated Average Cohort Default Rate	19.2%	15.0%	12.8%	10.5%

(1)	Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.
(2)	Rates are based on the draft Cohort Default Rates issued in February 2010, and are subject to change when final rates are calculated.

Generally ED publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. The preliminary rates are subject to review by the institution, after which the ED publishes final cohort default rates in the following September. On that schedule, the ED published draft cohort default rates for the students who entered repayment between October 1, 2007 and September 30, 2008 (the “2008 Cohort”) in February 2010. Of our 49 total institutions, 9 institutions exceeded the 25% threshold during the 2008 Cohort year, and no institutions exceeded the 40% threshold. The 2008 Cohort year was the first year since the Company went public in 1999 that any of our institutions exceeded the 25% threshold for any reporting period. The Company expects ED to publish final cohort default rates for the 2008 cohort in September 2010.

We monitor on an ongoing basis the preliminary data about cohorts which are in the process of repayment, and are currently monitoring the repayment and default status of students who entered repayment during the federal fiscal year ended September 30, 2009 (the “2009 Cohort”), and the federal fiscal year ending September 30, 2010 (the “2010 Cohort”). The draft cohort default rates for the 2009 Cohort will not be available until February 2011. However, based on currently available information, we believe the number of our institutions which could exceed ED’s 25% default rate threshold for the 2009 Cohort will be substantially higher than for the 2008 Cohort, in which nine of our institutions exceeded the 25% default rate threshold.

Prior to the credit crisis in 2008, three types of entities played a role in managing student loan defaults in the FFEL Program: lenders participating in the FFEL Program, such as Sallie Mae; guaranty agencies; and post-secondary institutions such as ours. Since the credit crisis in 2008, many student loan portfolios have been “put,” or sold, to the federal government by lenders that either went out of business or could no longer fund their FFEL program loans. Lenders still in existence became servicing agents for the loans held by the government. Accordingly, guaranty agencies no longer play a role in default management and lenders’ roles have been significantly reduced. In addition, since May 2008, ED has distributed “put loans” to multiple servicers, and many of our students have loans with more than one servicing organization. This has made our default prevention efforts more complicated and difficult. Taken together, the structural changes in student lending have significantly reduced the level of default management activity previously provided by lenders and guaranty agencies. These changes have also negatively affected the timeliness and accuracy of federal databases and thus hindered the Company’s efforts at data collection and analysis.

Because of the foregoing factors, and the fact that we expect some of our institutions to exceed the 25% threshold for both the 2008 Cohort and the 2009 Cohort, we can no longer predict that none of our institutions will exceed the 25% threshold for three consecutive years. Although the measurement periods for the 2009 Cohort and the 2010 Cohort do not end until September 30, 2010 and September 30, 2011, respectively, we now believe that up to three of our institutions that exceeded ED’s 25% default rate threshold for the 2008 Cohort could exceed the 25% threshold for three consecutive years. Under ED’s current two-year default measurement methodology, institutions which exceed the 25% threshold for three consecutive years, or 40% in one year, become ineligible to participate in Title IV programs. The three institutions most at risk of exceeding the 25% threshold for three years in a row had 6,258 students as of June 30, 2010, and represented 6.4% of our net revenues for the fiscal year ended June 30, 2010.

Additionally, we expect the higher two-year rates for the 2009 Cohort to translate into substantially elevated three-year rates for the same cohort, draft results for which we expect to receive in February 2012. Thus, we expect a majority of our institutions to exceed the 30% threshold under the new 3-year measurement for the 2009 Cohort. Sanctions do not become applicable for the 3-year measurement until 2014, at which time final rates will have been published under the three-year measurement for the 2009, 2010 and 2011 Cohorts. We expect to continue our default prevention efforts in order to attempt to improve default rates for the 2010 and 2011 Cohorts during their applicable repayment periods, but it is too early to make predictions about the success of those efforts. Accordingly, we can provide no assurances that our efforts will be successful, and we are unable to predict whether any, or how many, of our institutions will ultimately have cohort default rates in excess of 30% for three years in a row under the three-year measurement methodology.

In addition, if an institution’s Cohort Default Rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Eleven of our institutions have Perkins program Cohort Default Rates in excess of 15% for students who were scheduled to begin repayment in the 2008/2009 federal award year, the most recent year for which such rates have been calculated. Of the eleven, only one has provisional certification status which was due to a high Perkins Cohort Default Rate. During fiscal 2010, Perkins loans amounted to a very small percentage of the total cash revenues of the corporation but were still a useful funding source for those schools that participate and make use of those funds. The Perkins program Cohort Default Rates for these institutions generally range from less than 10% to the mid-fifties. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

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

ED historically has determined that an institution is licensed or otherwise authorized in order to be certified as eligible to participate in Title IV Programs if the institution’s state does not require the institution to obtain licensure or authorization to operate in the state. In the June NPRM, ED proposed new regulations that would consider an institution to be legally authorized by a state if (1) the authorization is given to the institution specifically to offer programs beyond secondary education, (2) the authorization is subject to adverse action by the state and (3) the state has a process to review and appropriately act on complaints concerning an institution and enforces applicable state laws. The proposed regulations present ED’s view that a state is expected to take an active role in approving an institution, and that a state should not defer all, or nearly all, of its oversight responsibilities to accrediting agencies for approval of institutions. We cannot predict the form of the regulations which ED ultimately may adopt. If ED adopts these regulations as proposed, which could become legally effective as early as July 1, 2011, certain of our campuses may be required to obtain additional or revised state authorizations to remain certified as eligible to participate in Title IV Programs. If we are unable to obtain additional or revised state authorizations, students at certain of our campuses may be unable to access Title IV Program funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our Everest College Phoenix is accredited by HLC. In December 2009, ED issued an “Alert Memorandum,” calling into question HLC’s compliance with the applicable ED regulations related to HLC’s status as recognized by ED. Specifically, ED’s Office of the Inspector General (“OIG”) asserted that HLC did not make appropriate assessments as to credit hours with respect to the distance education programs at an HLC-accredited institution. As such, the OIG recommended that ED take action to determine whether HLC is in compliance with federal regulations related to the recognition of accrediting agencies and, if ED determines that if HLC is not in compliance with such regulations, take action to limit, suspend, or terminate HLC’s recognition by ED. Thereafter, in May 2010, the OIG issued a management report to HLC in which the OIG found that HLC does not have an established definition of credit hour or minimum requirements for program length and the assignment of credit hours, which the OIG asserted could result in inflated credit hours, the improper designation of full-time student status, and the over-awarding of Title IV Program funds. We are unable to speculate if or how this matter will be resolved and whether it could impact us or other HLC-accredited institutions if ED were to limit, suspend, or terminate HLC’s recognition as an accrediting agency.

If any of our campuses were to lose their accreditation, the Company would continue to generate revenues from continuing students, but would consider teaching out these campuses as they would be significantly competitively disadvantaged compared to other schools where students are eligible to receive federal student financial aid. During any teach-out process, the Company’s revenue would decline more rapidly than operating expenses and the Company would expect to incur operating losses at those campuses. The Company could also expect to incur increased bad debt expense if students no longer have access to federal financial aid. Additionally, if the Company were to lose accreditation at one or more of its schools to which it has ascribed value for accreditation as part of purchase accounting, the Company would test the amounts it had allocated to such assets for impairment and would take an impairment charge, if necessary.

We must be licensed or otherwise authorized to operate in each state where we offer education in order to be certified as eligible to participate in Title IV Programs. ED historically has determined that an institution is licensed or otherwise authorized in order to be certified as eligible to participate in Title IV Programs if the institution’s state does not require the institution to obtain licensure or authorization to operate in the state. In the June NPRM, ED proposed new regulations that would consider an institution to be legally authorized by a state if (1) the authorization is given to the institution specifically to offer programs beyond secondary education, (2) the authorization is subject to adverse action by the state and (3) the state has a process to review and appropriately act on complaints concerning an institution and enforces applicable state laws. The proposed regulations present ED’s view that a state is expected to take an active role in approving an institution, and that a state should not defer all, or nearly all, of its oversight responsibilities to accrediting agencies for approval of institutions. We cannot predict the form of the regulations which ED ultimately may adopt. If ED adopts these regulations as proposed, which could become legally effective as early as July 1, 2011, certain of our campuses may be required to obtain additional or revised state authorizations to remain certified as eligible to participate in Title IV Programs. If we are unable to obtain additional or revised state authorizations, students at certain of our campuses may be unable to access Title IV Program funds, which could have a material adverse effect on our business, financial condition and results of operations.

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

On May 1, 2009, the Company received notification from The Higher Learning Commission–A Commission of the North Central Association of Colleges and Schools (“HLC”) that Everest College Phoenix had been placed on probation. Everest College Phoenix consists of two ground campuses and an online learning division. At June 30, 2010, the combined enrollment for Everest College Phoenix was 5,774 students, and combined revenue was approximately 5.8% of the Company’s total net revenues for the fiscal year ended June 30, 2010. The probation action was initiated primarily related to governance issues and questions about the institution’s autonomy with respect to Corinthian’s ownership and control of the institution. The institution has made numerous changes to comply with HLC’s accreditation criteria and is committed to continuing this process to resolve HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. On May 17-19, 2010, Everest College Phoenix hosted an HLC evaluation team to verify whether these changes have occurred and effectively meet HLC’s standards. In its report on a Comprehensive Evaluation Visit dated August 19, 2010, the evaluation team noted that while there have been some positive developments, deficiencies in the institution’s compliance with HLC’s accreditation criteria remained unresolved. The evaluation team concluded that adverse action by HLC was warranted, and recommended withdrawal of accreditation of Everest College Phoenix. The evaluation team’s report is one of several steps in HLC’s process of evaluating the institution’s probationary status. Everest College Phoenix and the Company disagree with the evaluation team’s conclusions and intend to contest the team’s recommendations before the Commission. The Company cannot predict the outcome of this matter with certainty. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily resolve its probation with HLC could have a material adverse effect on our business, results of operations and financial condition.

From time to time certain of our institutions have been the subject of program reviews by ED. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, ED conducted site visits at our campuses in Fremont, CA, Reseda, CA, Tampa, FL (including its additional locations in Orange Park and Brandon, FL and its online operations), Gardena, CA and the online division of Everest College Phoenix. Also, in July 2010, ED conducted a site visit at our campus in Colorado Springs, CO, and, in August 2010, ED announced another site visit for the online operations of the Tampa, FL Campus. Site visits are the first step in the program review process. ED then prepares a program review report, the institution has the opportunity to respond, and ED issues a Final Program Review Determination, which may be appealed. We have received Final Determination letters regarding ED’s program reviews at the Reseda, CA campus, the Gardena, CA campus, the Tampa campuses and the Tampa online operations (with respect to the first site visit in the first quarter of fiscal 2009), all of which contained no material adverse findings and imposed no fines, penalties, or other liabilities. We have not yet received a program review report with respect to the site visit at our Fremont, CA and Colorado Springs, CO campuses, or the announced, but not yet complete, site visit to our Tampa online operation.

In April 2010, we received ED’s program review report (the “Report”) for Everest College Phoenix, including the online division and the two ground campuses in Phoenix and Mesa, AZ. The Report maintains that Everest College Phoenix has failed to make students aware of the total amounts of financial aid for which they were entitled, failed to accurately inform students of the program costs, and delayed disbursements of Title IV funds. The report also contains findings regarding inadequate documentation, verification and availability of records for ED review, and the failure to make certain disbursements. In the Report, ED characterizes certain of these findings as misrepresentations by Everest College Phoenix to its students, as a breach of fiduciary duty and as evidencing an intentional evasion of the 90/10 requirements. We disagree with these characterizations. We are in the process of conducting a factual investigation of the findings as well as responding to ED’s requests for additional information with respect to certain of the findings. Based upon our investigation and responses to date, we believe we have a reasonable basis to dispute certain of the findings. We have addressed our differences with respect to certain of the findings in an initial submission to ED, and we intend to address other findings in a subsequent submission to ED. We will continue to cooperate fully with ED in its review.

ED will review our response to the Report and ultimately will issue a Final Determination letter regarding the program review, setting forth its final findings as well as the action it intends to take based on those findings. If ED were to make significant findings of non-compliance in its Final Determination letter, it could result in the imposition of significant fines, penalties or other liabilities on Everest College Phoenix, including, without limitation, an action against Everest College Phoenix on the limitation, suspension or termination of its participation in Title IV programs, any of which could have a material adverse effect on our business, results of operations or financial condition. We are unable to predict when ED will complete its review, as program reviews may often take several months or years to reach final resolution.

We are continuing to cooperate with all of the outstanding program reviews. We do not believe that any of our currently pending program reviews with the ED are reasonably likely to have a material adverse effect on the Company. However, if the ED were to make significant findings of non-compliance by any of our schools in any ongoing or future program review, it could have a material adverse effect on our business, results of operations or financial condition.

Starting in late 2008, ED’s OIG began an audit of our Everest Institute in Brighton, MA, as well as the WyoTech Boston, MA campus that was sold during May 2008, to determine whether agreements between those institutions and lenders for the period of July 1, 2007 through September 30, 2008 were in compliance with the HEA. On April 26, 2010, we received draft audit reports from the OIG for each of these institutions. In these reports, the OIG did not identify any noncompliance by either institution with the HEA during our ownership, but did conclude that two lenders entered into agreements with us during the relevant period that did not comply with the HEA’s prohibitions on offering or paying inducements to institutions to secure loan applicants or offering FFELP loans as an inducement for a borrower to purchase another product from a lender. The draft audit reports indicate that both lenders have been provided with the results of the draft audit reports and both have responded that they do not concur with the results. On August 4, 2010, we received the OIG’s final audit report on the Everest Institute in Brighton, MA, and the OIG again identified no noncompliance with the HEA by that institution.

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

For fiscal 2010, our calculations reflect that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. For purposes of performing such calculations on an individual school basis, the Company makes certain allocations of corporate cash to the individual campuses. Also, our Company, on a consolidated basis, meets the requirements with a composite score of 1.7.

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

Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution that has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, we currently have outstanding letters of credit in the aggregate amount of approximately $2.7 million because of late refunds at 4 of our institutions. There can be no assurance that, upon review by the ED, we will not be required to post additional letters of credit in favor of the ED on behalf of the affected colleges.

Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control, including all of the institutions that we have acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the ED and to summary adverse action for violations of Title IV Program requirements and may be impeded in expanding, but provisional certification does not otherwise limit an institution’s access to Title IV Program funds. Institutions can also be placed on provisional certification primarily as a result of late refunds, financial aid audit findings and other miscellaneous matters. As of June 30, 2010, nine of our institutions were included in an outstanding letter of credit of $15.8 million due to a change of ownership in 2007. The letter of credit was released in July 2010. Four institutions covering 10 campuses were on provisional certification for other reason.

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

Generally, if an institution is eligible to participate in the Title IV Programs and adds an educational program after it has been designated as an eligible institution, the institution must apply to the ED to have the additional program designated as eligible. However, an institution is not obligated to obtain ED approval of an additional program that leads to an associate’s, bachelor’s or master’s degree if the institution has already been approved to offer programs at that degree level or the institution prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Further, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that at least 70% of all students who enroll in such programs complete them within a prescribed time and at least 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of our campuses offer such short-term programs in compliance with ED regulations. Students enrolled in such programs represent a small percentage of the total enrollment at our campuses. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV programs without the ED’s express approval, the institution would likely be required to repay the Title IV program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our campuses also have requirements that may, in certain instances, limit our ability to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the “ability to benefit” from the program of study. Ninety-eight of our U.S. campuses admit ATB students into their programs. The basic evaluation method to determine that a student has the ability to benefit from the program is the student’s achievement of a minimum score on a test approved by the ED and independently administered in accordance with ED regulations. In addition to the testing requirements, the ED regulations prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution to qualify for Title IV funding. None of our colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2010, ATB students represented approximately 15.1% of our total student population, down from 23.8% at June 30, 2009. Serving ATB students has historically been part of the Company’s mission. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, given the shift to a 3-year default measurement period, and the structural changes in student lending over the past two years, we intend to stop enrolling ATB students into our U.S. Everest and WyoTech institutions starting on September 1, 2010. We will continue to help our currently enrolled ATB students finish their programs and find employment. In addition, ATB students who dropped out of our programs will be allowed to re-enroll and continue their education.

The “90/10 Rule”. Under a provision of the HEA commonly referred to as the “90/10 Rule,” a private, for-profit institution, such as each of our institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue was derived from the Title IV Programs. Prior to the enactment of the HEOA, any institution that violated the 90/10 Rule immediately became ineligible to participate in the Title IV Programs and was unable to apply to regain its eligibility until the following fiscal year. Since this requirement took effect, each of our U.S. institutions has met this requirement in each fiscal year. Under the HEOA, the 90/10 Rule has been modified to permit certain additional types of revenue, some on a temporary basis, to be counted as revenue from sources other than Title IV. In addition, the HEOA now specifies that an institution will not become ineligible until it has exceeded the 90% maximum for two consecutive fiscal years. These changes will afford our institutions additional flexibility in meeting the 90/10 Rule. The legislation, however, also provides that institutions that exceed the 90% limit may be placed on provisional certification and be subject to additional monitoring and that those which violate the 90/10 Rule will be ineligible for two fiscal years before they regain eligibility. Pursuant to the modified 90/10 calculations under the HEOA, the Company derived approximately 81.9% of its net U.S. revenue (on a cash basis) from Title IV Programs for the 2010 fiscal year. We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year.

Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity for programs eligible for Title IV Program funds. Historically, there have been twelve “safe harbor” compensation arrangements that the ED has determined are not in violation of the incentive compensation prohibition, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The ED’s regulations do not establish clear criteria for compliance in all circumstances, and the ED has announced that it will no longer review and approve individual schools’ compensation plans. Nonetheless, we believe that our current compensation plans are in compliance with current HEA standards and the ED’s regulations, although we cannot provide assurance that the ED will not find deficiencies in our compensation plans.

In the June NPRM, ED proposed to eliminate all twelve safe harbors, and in lieu of the safe harbors, to take the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. As proposed in the June NPRM, this prohibition would extend all the way to the senior management of an institution or organization. ED states that an institution still would be able to make merit-based adjustments to employee compensation, but would not be permitted to consider nor base compensation directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success. If the final regulations are adopted as proposed, we may have to change some of our compensation practices for admissions representatives and others.

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

The Ontario government has an initiative to reduce the number of loan defaults in that province. In addition to several other facets of this initiative, the Ministry of Training, Colleges and Universities (the “Ministry”) has adopted a policy whereby the Ministry will only guarantee defaulted student loans to a certain capped amount, beyond which the applicable private career college is responsible for guaranteeing repayment. For the 2010/11 default cohort year, we have four Ontario locations that were required to issue a promissory note and/or collateral due to the default sharing program. If the default rate in 2013 is below 25%, no payment will be required. Two of these four locations have experienced a default rate exceeding the 25% threshold for the past three years and are required to contract a third party default management provider and participate in a default rate reduction plan for 2010/11.

ALTERNATIVE LOANS FOR OUR STUDENTS

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

In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds, were approximately $120 million for both of the years ended June 30, 2010 and 2009. These amounts are an estimate, as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the years-ended June 30, 2010 and 2009 is net other income of $3.9 million and ($0.6) million, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

Student notes receivable represent loans that have maturity dates that generally range between 12 months to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest rate currently charged on all new loans is a fixed rate of 6.8% with an origination fee of 1 percent. Included in the consolidated balance sheet at June 30, 2010 and 2009 is $68.2 million and $41.5 million in notes receivable, respectively. As of June 30, 2010 the estimated unrecognized Genesis note balance is $13.0 million (net of discount). This amount is subject to the Company’s refund policy.

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

The recently-enacted Health Care and Education Reconciliation Act of 2010 eliminated the Federal Family Education Loan (“FFEL”) program so that our students may only receive federal student loans through the Federal Direct Loan program; the transition from the FFEL program to the FDL program involves risks and uncertainty for our institutions and students.

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

In March 2010, Congress passed, and the President signed, the Health Care and Education Reconciliation Act of 2010 (the “HCERA”). The HCERA eliminated the FFEL program in favor of the FDL program effective as of July 1, 2010. While our institutions and students have been eligible to participate in the FDL program, we have significantly more experience in participation in the FFEL program and the transition to the FDL program for the majority of our students involves risks and uncertainty. For instance, we are uncertain (i) whether our institutions will be able to interface with the FDL origination and servicing functions at the significantly higher expected volumes without interruption or delays; (ii) whether FDL origination and servicing functions will have sufficient capacity to administer the expected significantly higher volume as all higher education institutions in the United States which are currently participating in the FFEL program transition to the FDL program; (iii) whether we could experience delays in receiving disbursements in Title IV funds for our students; and (iv) whether the federal government’s direct administration of the Title IV programs through the FDL will involve changes in the availability of traditional measures we and other private sector institutions have used to manage cohort default rates by, among other things, assisting students with obtaining forbearances, deferments, and income-based repayment. Additionally, because HCERA eliminates the FFEL program, many private lenders have exited the student loan market and may be unwilling to make private loans to our students.

These changes may result in higher administrative costs for schools, including us, related to student loan administration. If the costs of Title IV loans increase and if availability of alternate student financial aid decreases, students may decide not to enroll in a postsecondary institution, which could have a material adverse effect on our enrollments, revenues, and results of operation. Any further actions by the Congress, ED or other regulatory bodies that significantly reduces funding for Title IV Programs or the ability of our students to participate in those program, reduces alternate sources of student financial aid, or establishes different or more stringent requirements for participation in Title IV Programs could have a material adverse effect on our student population, course offerings, financial condition, results of operations and cash flows.

Congress may change eligibility standards or reduce funding for federal student financial aid programs, or other governmental or regulatory bodies may change similar laws or regulations relating to other student financial aid programs, which could adversely affect our business.

Political and budgetary concerns can significantly affect Title IV programs and other laws and regulations governing federal and state student financial aid programs. Title IV programs are made available pursuant to the provisions of the HEA, and the HEA must be reauthorized by Congress approximately every six years. Independent of reauthorization, Congress must annually appropriate funds for Title IV programs. In mid-2008, Congress passed and the President signed the HEOA in order to reauthorize the HEA. Future reauthorizations or appropriations may result in numerous legislative changes, including those that could adversely affect our ability to participate in the Title IV programs and the availability of Title IV and non-Title IV funding sources for our students. Congress also may impose certain requirements upon the state or accrediting agencies with respect to their approval of our schools. Any action by Congress or ED that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our business. Legislative action also may increase our administrative costs and burdens and require us to modify our practices in order for our schools to comply fully with applicable requirements.

In September 2007, Congress passed, and the President signed, legislation which, among other things, decreased private lender and guaranty agency yields for participation in the FFEL programs, decreased student interest rates on FFEL loans, and limited repayment obligations for students who receive loans pursuant to Title IV programs. In the years that followed, many lenders discontinued their participation in the federally guaranteed Title IV loans program. The HEOA requires notification and certification requirements to private non-Title IV program educational loans and makes them subject to the Truth in Lending Act requirements and potential liabilities, which could adversely affect private lenders’ willingness and ability to make such loans and thereby affect our students’ ability to access private student loans.

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

Congress recently has commenced hearings and other examinations of the for-profit education sector that could result in further investigations, legislation, ED rulemaking, restrictions on Title IV Program participation by proprietary schools, or other actions that may materially and adversely affect our business.

On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the HELP Committee held the first in a series of hearings to examine the proprietary education sector and released a report, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education.” On August 4, 2010, the HELP Committee held the second hearing in its series, focusing on student recruitment at for-profit schools. Earlier, on June 21, 2010, the Chairmen of each of these education committees, together with other members of Congress, requested the GAO to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources.

Prior to the HELP Committee’s hearing on August 4, 2010, the GAO conducted a series of undercover investigations into the enrollment and recruiting practices at fifteen for-profit institutions of higher education in which GAO investigators with hidden cameras posed as potential new student enrollees. We believe that two of our campuses, one of which was Everest College Phoenix, were among those visited by the GAO. At the HELP Committee hearing on August 4, 2010, the GAO provided testimony that characterized the interactions between our campus personnel and the GAO investigators as “deceptive or otherwise questionable.” We have requested copies of the videotaped interactions between the GAO investigators and our campus personnel, but our request was denied. Although impeded by this denial, we have nevertheless conducted a review of these allegations – assisted by outside counsel – and have not identified any intentional misconduct by our employees. We will continue to review any evidence provided by the GAO and will take appropriate actions based on any new evidence we obtain.

Additionally, on August 12, 2010, the President of Everest College Phoenix received a letter from HLC requesting a response to the allegations contained in the GAO report. In addition to seeking a response to the specific circumstances identified in the GAO report, HLC requested that Everest College Phoenix demonstrate that it has reasonable, sufficient, and effective systems in place to assure appropriate control of employees engaged in the recruiting, marketing or admissions process. Everest College Phoenix is in the process of responding to HLC’s requests.

These hearings and the GAO investigation are not formally related to ED’s rulemaking process currently underway. However, the hearings and the requested GAO review could affect the final rules or could lead to further investigations of proprietary schools and the proposal of additional new regulatory requirements by the ED.

On August 5, we received a request for information from the HELP Committee relating to the ongoing series of hearings. We believe this request was extended to approximately thirty proprietary educational companies, including all such publicly traded companies. The request seeks information regarding how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the 90/10 rule. The request also seeks information regarding the number of students who complete or graduate from our programs, how many of those students find work in their educational area, the debt levels of students enrolling and completing programs and information regarding the number of students who risk default within the cohort default rate window.

In furtherance of this, the HELP Committee has requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV Program funds, institutional accreditation, regulatory compliance and other matters. We intend to cooperate with the HELP Committee. The HELP Committee has requested that we produce a portion of the specified information by August 26, 2010 and the remainder of the information by September 16, 2010.

We cannot predict the extent to which these hearings and review will result in further investigations, legislation or rulemaking affecting our participation in Title IV Programs or other aspects of our business. If any laws or regulations are adopted that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible, our business could be adversely and materially impacted.

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

On May 1, 2009, the Company’s Everest College Phoenix received notification from HLC that it had been placed on probation. At June 30, 2010, the combined enrollment for Everest College Phoenix was 5,774 students, and combined revenue was approximately 5.8% of the Company’s total net revenues for the fiscal year ended June 30, 2010. The probation action was initiated primarily related to governance issues and questions about the institution’s autonomy with respect to Corinthian’s ownership and control of the institution. The institution has made numerous changes to comply with HLC’s accreditation criteria and is committed to continuing make progress forward resolving HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. On May 17-19, 2010, Everest College Phoenix hosted an HLC evaluation team to verify whether these changes have occurred and effectively meet HLC’s standards. In its Report on a Comprehensive Evaluation Visit dated August 19, 2010, the evaluation team noted that while there have been some positive developments, deficiencies in the institution’s compliance with HLC’s accreditation criteria remained unresolved. The evaluation team concluded that adverse action by HLC was warranted, and recommended withdrawal of accreditation of Everest College Phoenix. The evaluation team’s report is one of several steps in HLC’s process of evaluating the institution’s probationary status. The Company and Everest College Phoenix disagree with the evaluation team’s conclusions and intend to contest the team’s recommendations before the Commission. The Company cannot predict the outcome of this matter with certainty, including without limitation, whether HLC will act or the evaluation team’s recommendations to withdraw accreditation of Everest College Phoenix. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily resolve its probation with HLC could have a material adverse effect on our business, results of operation and financial condition.

Additionally, in December 2009, ED issued an “Alert Memorandum,” calling into question HLC’s compliance with the applicable ED regulations related to HLC’s status as an accrediting agency recognized by ED. Specifically, the OIG asserted that HLC did not make appropriate assessments as to credit hours with respect to the distance education programs at an HLC-accredited institution. As such, the OIG recommended that ED take action to determine whether HLC is in compliance with federal regulations related to the recognition of accrediting agencies and, if ED determines that if HLC is not in compliance with such regulations, take action to limit, suspend, or terminate HLC’s recognition by ED. Thereafter, in May 2010, the OIG issued a management report to HLC in which the OIG found that HLC does not have an established definition of credit hour or minimum requirements for program length and the assignment of credit hours, which the OIG asserted could result in inflated credit hours, the improper designation of full-time student status, and the over-awarding of Title IV Program funds. We are unable to predict if or how this matter will be resolved and whether it could impact us or other HLC-accredited institutions if ED were to limit, suspend, or terminate HLC’s recognition as an accrediting agency.

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

Under negotiated rulemaking, ED works to develop a Notice of Proposed Rulemaking in collaboration with representatives of the parties who will be affected significantly by the regulations through a series of meetings during which the representatives work with the ED to come to consensus on the ED’s proposed regulations. One of the negotiating rulemaking committees addressed the following issues, many of which are relevant to the Company: satisfactory academic progress; monitoring grade point averages; incentive compensation; gainful employment in a recognized occupation; state authorization as a component of institutional eligibility; definition of a credit hour; verification of information included on a Free Application for Federal Student Aid (FAFSA); definition of a high school diploma for purposes of establishing eligibility to participate in student financial aid programs; misrepresentation of information provided to students and prospective students; ability to benefit; agreements between institutions of higher education; retaking coursework; term-based module programs; institutions required to take attendance for purposes of the Return of Title IV Funds requirements; and timeliness and method of disbursement of Title IV funds. This negotiated rulemaking committee completed its work on January 29, 2010 without reaching consensus. Accordingly, under the negotiated rulemaking protocol, ED was free to propose rules without regard to the tentative agreement reached regarding certain of the rules.

On June 18, 2010, ED issued a Notice of Proposed Rulemaking (the “June NPRM”) following a year-long negotiated rulemaking process between ED and the higher education community on 14 Title IV Program integrity issues, which include lender and general student loan issues, accreditation, discretionary grants, general and non-loan programmatic issues, safe harbors under incentive compensation rules for admissions recruiters, and standards regarding state authorization for purposes of Title IV Program eligibility.

The June NPRM addressed 13 of 14 program integrity issues in their entirety and partially addressed the 14th issue, which involves the definition of “gainful employment;” the ED issued a separate NPRM on gainful employment metrics on July 26, 2010 (the “July NPRM”). Public comment was due on the June NPRM no later than August 2, 2010 and for the July NPRM is due no later than September 9, 2010. The ED has stated that it intends to review all comments it receives with the goal of publishing a final rule by November 1, 2010, which would take effect beginning July 1, 2011.

The two proposed program integrity rules that have the most significant potential impact for our business are the following:

•	the elimination of certain “safe harbors” regarding the prohibition on the payment of incentive compensation to employees involved in student recruitment and enrollment; and

•

the adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.

Incentive Compensation

A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The statutory language of this prohibition does not establish clear criteria for compliance in all circumstances, but historically there have been twelve “safe harbors” that define specific types of compensation that are deemed not to constitute impermissible incentive compensation. Currently, we rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the statutory prohibition.

In the June NPRM, ED proposed to eliminate all twelve safe harbors, and in lieu of the safe harbors, to take the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. As proposed in the June NPRM, this prohibition would extend all the way to the senior management of an institution or organization. ED states that an institution still would be able to make merit-based adjustments to employee compensation, but would not be permitted to consider nor base compensation directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success. If the final regulations are adopted as proposed, we may have to change some of our compensation practices for admissions representatives and others. This could adversely affect our ability to compensate our admissions representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a false claim. We have been the subject of three such qui tam lawsuits relating to our compensation practices, all of which have been dismissed at the district court level, but one of which is on appeal to the U.S. Ninth Circuit Court of Appeals.

Gainful Employment

Under the HEA, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has been interpreted and applied to focus on the objectives of the programs. In the July NPRM, ED proposed to adopt a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation, with that definition linked to a two part test: measuring the relationship between the debt students incur and their incomes after program completion; and measuring the rate at which all enrollees, regardless of completion, repay their loans on time.

If this regulation is adopted in a form similar to that proposed by ED, it could render some of our programs, as well as programs offered by other private sector educational institutions, ineligible for Title IV funding to the extent they do not meet these standards. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of persons employed in specific occupations or sectors, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that course under our current business model. Regulations in the form proposed in the July NPRM could result in a significant realignment of the types of educational programs that are offered by us and by other private sector educational institutions in general, in order to comply with the rules or to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially.

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

Potential Impact of Rulemaking

We cannot predict the form of any final rules that may be adopted by the ED. As presented by the ED in the NPRMs, the rules regarding incentive compensation and gainful employment could have a material impact on the manner in which we conduct our business. Compliance with these rules, which if adopted could be effective as early as July 1, 2011, could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

Prior to the enactment of the HEOA, a proprietary institution would lose its eligibility to participate in the federal student financial aid programs for a period of one year if it derived more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violated this rule immediately became ineligible to participate in federal student financial aid programs and would be ineligible to reapply to regain its eligibility until the following fiscal year. Under the HEOA, an institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years would become immediately ineligible to participate in Title IV programs and would not be permitted to reapply for eligibility until the end of full two fiscal years. Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students under the FFEL program increased by $2,000 which, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from Title IV programs. The HEOA contains relief from recent increases in the availability and amount of federal aid by, among other things, for all unsubsidized Stafford loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV programs. Additionally, for the Company’s fiscal years ending on or before June 30, 2012, the HEOA permits loans made by the Company to its students to count as non-Title IV revenue when earned, not when the loans are repaid as was the case for fiscal years 2009 and prior. Based on our calculations as required by the modified calculations under the HEOA, none of our institutions received more than 90% of its revenues, on a cash basis, in fiscal 2010, with our highest institution receiving 89.1% of its revenues, on a cash basis, from federal student financial aid programs. Pursuant to the modified calculation under the HEOA, on a consolidated basis we received 81.9% of our U.S. revenues, on a cash basis, from federal student financial aid programs in fiscal 2010. If Congress fails to extend the exclusion of the additional $2,000 of Stafford loans for periods beginning on or after July 1, 2011, or if Congress fails to extend the ability to count loans made by institutions to their students to be counted as non-Title IV revenue when earned (as opposed to when repaid) for periods beginning on or after July 1, 2012, it would adversely affect our ability to comply with the 90/10 Rule. A decrease in the availability of state grants could also adversely impact our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

As Congress increases available Title IV aid, we are often effectively required to increase tuition prices in order to maintain compliance with the 90/10 Rule; conversely, ED’s proposed “gainful employment” regulations could require us to reduce tuition prices in order to limit the debt burden of our students. If ED’s gainful employment regulation is adopted as proposed, our institutions may not be able to comply with both rules.

In order to comply with the 90/10 Rule, the Company’s institutions cannot receive more than 90% of their revenues (on a cash basis) from Title IV sources. When Congress has increased available aid to students through the Title IV Program, some of our institutions – especially those that serve the most disadvantaged students who are entitled to receive the most Title IV student financial aid – have effectively been required to raise their tuition and fees in order to maintain compliance with the 90/10 Rule by maintaining a 10% “gap” between tuition charges and the average student’s available Title IV funds. Under ED’s proposed “gainful employment” regulation, on the other hand, those programs where the average graduate’s debt repayment burden exceeds a particular percentage of the average graduate’s compensation would cease to be eligible for Title IV Program funds, or would face other restrictions imposed by ED. This requirement would generally put downward pressure on tuition prices so that students do not incur debt that would exceed ED’s prescribed levels. If ED’s proposed “gainful employment” regulation is adopted as proposed, some of our programs may not be able to comply with the gainful employment rule while we attempt to maintain compliance with the 90/10 Rule. If the gainful employment rule is adopted as proposed, our efforts to comply with both rules could have a material adverse effect on our business, financial condition, results of operation and cash flows.

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

We monitor on an ongoing basis the preliminary data about cohorts which are in the process of repayment, and are currently monitoring the repayment and default status of students who entered repayment during the federal fiscal year ended September 30, 2009 (the “2009 Cohort”), and the federal fiscal year ending September 30, 2010 (the “2010 Cohort”). The draft cohort default rates for the 2009 Cohort will not be available until February 2011. However, based on currently available information, we believe the number of our institutions which could exceed ED’s 25% default rate threshold for the 2009 Cohort will be substantially higher than for the 2008 Cohort, in which nine of our institutions exceeded the 25% default rate threshold.

Prior to the credit crisis in 2008, three types of entities played a role in managing student loan defaults in the FFEL Program: lenders participating in the FFEL Program, such as Sallie Mae; guaranty agencies; and post-secondary institutions such as ours. Since the credit crisis in 2008, many student loan portfolios have been “put,” or sold, to the federal government by lenders that either went out of business or could no longer fund their FFEL program loans. Lenders still in existence became servicing agents for the loans held by the government. Accordingly, guaranty agencies no longer play a role in default management and lenders’ roles have been significantly reduced. In addition, since May 2008, ED has distributed “put loans” to multiple servicers, and many of our students have loans with more than one servicing organization. This has made our default prevention efforts more complicated and difficult. Taken together, the structural changes in student lending have significantly reduced the level of default management activity previously provided by lenders and guaranty agencies. These changes have also negatively affected the timeliness and accuracy of federal databases and thus hindered the Company’s efforts at data collection and analysis.

Because of the foregoing factors, and the fact that we expect some of our institutions to exceed the 25% threshold for both the 2008 Cohort and the 2009 Cohort, we can no longer predict that none of our institutions will exceed the 25% threshold for three consecutive years. Although the two-year measurement periods for the 2009 Cohort and the 2010 Cohort do not end until September 30, 2010 and September 30, 2011, respectively, we now believe that up to three of our institutions that exceeded ED’s 25% default rate threshold for the 2008 Cohort could exceed the 25% threshold for three consecutive years. Under ED’s current two-year default measurement methodology, institutions which exceed the 25% threshold for three consecutive years, or 40% in one year, become ineligible to participate in Title IV programs. The three institutions most at risk of exceeding the 25% threshold for three years in a row had 6,258 students at June 30, 2010, and represented 6.4% of our net revenues for the fiscal year ended June 30, 2010.

The 2008 HEOA made significant changes to the requirements governing the Title IV Programs, including the provisions on cohort default rates. Under the HEOA, a separate calculation will be performed starting for the 2009 Cohort that will add an additional federal fiscal year of borrowers’ repayment performance to the applicable cohort year. Starting after rates for the 2011 Cohort are finalized in 2014, sanctions will be imposed if an institution has a cohort default rate, under the new calculation, of 30% or more per year for three consecutive federal fiscal years, or more than 40% for a single year. As this is a new requirement, we are extending our cohort default management efforts to cover the additional year of measurement under the HEOA. However, we expect the higher two-year rates for the 2009 Cohort to translate into substantially elevated three-year rates for the same cohort, draft results for which we expect to receive in February 2012. Thus, we expect a majority of our institutions to exceed the 30% threshold under the new 3-year measurement for the 2009 Cohort. Sanctions do not become applicable for the 3-year measurement until 2014, at which time final rates will have been published under the three-year measurement for the 2009, 2010 and 2011 Cohorts. We expect to continue our default prevention efforts in order to attempt to improve default rates for the 2010 and 2011 Cohorts during their applicable repayment periods, but it is too early to make predictions about the success of those efforts. Accordingly, we can provide no assurances that our efforts will be successful, and we are unable to predict whether any, or how many, of our institutions will ultimately have cohort default rates in excess of 30% for three years in a row under the three-year measurement methodology.

If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

We intend to discontinue enrolling ATB Students beginning on September 1, 2010. The elimination of this population of potential new student enrollments could adversely affect our business.

Serving ATB students has historically been part of the Company’s mission. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, given the shift to a 3-year default measurement period and the structural changes in student lending over the past two years, we intend to stop enrolling ATB students into our U.S. Everest and WyoTech institutions starting on September 1, 2010. At June 30, 2010, ATB students accounted for approximately 15.1% of our enrollments. The elimination of this population of potential students will negatively impact our expected new student enrollments, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future financial condition and results of operations could be materially adversely affected if we are required to write down the carrying value of goodwill or other intangible assets.

Goodwill and other intangible assets are tested annually, or more frequently if circumstances indicate potential impairment, by comparing their fair value to the carrying amount at the reporting unit level as defined by the accounting guidance. We determined the fair value of our reporting units using the income approach that includes discounted cash flow as well as other generally accepted valuation methodologies. To the extent the fair value of a reporting unit is less that the carrying amount of its assets, we record an impairment charge in the consolidated statements of operations.

In connection with receipt of federal financial aid by the Company’s students, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting agencies. Compliance with the regulations promulgated by these various bodies could have a material impact on the manner in which the Company conducts its business. To the extent known, the Company has incorporated the risks associated with regulatory compliance into the cash flow forecasts and discount rates used to estimate the fair value of each of its reporting units at June 30, 2010. However, should the Company need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including estimation of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other intangible assets. At June 30, 2010, the fair value of one of our reporting units with approximately $198.5 million of goodwill exceeded its carrying amount by less than 10%. As a result, a relatively minor negative revision to the estimated future revenue growth or discount rate could result in an impairment to the carrying value of the related goodwill.

In the future, if we are required to significantly write down the value of our goodwill or other intangible assets, it could have a material adverse effect on our financial condition and results of operations.

If we do not meet specific financial responsibility ratios and tests established by the ED, our U.S. schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the ED and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the ED calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution’s financial responsibility or “composite score.” If an institution’s score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2010, our calculations show that all of our schools exceed this requirement on an individual basis and are eligible to participate in the federal student financial aid programs, with composite scores ranging from 1.5 to 3.0. On a consolidated basis, we also exceed this requirement with a composite score of 1.7. We cannot assure you that we and our institutions will continue to satisfy the numeric standards in the future.

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

•

changes in applicable laws or regulations, such as provisions of the HEOA that impose disclosure and certification requirements with respect to private educational loans, that could have the effect of reducing the availability of education financing, including as a result of any lenders choosing to provide fewer loans or to stop providing loans altogether in light of increased regulation, or which could increase the costs of student loans; or

•	determinations by lenders to reduce the number of loans, or to cease making loans altogether, to students attending or planning to attend certain types of schools, particularly for-profit schools.

The consumer credit markets in the United States have suffered over the past several years from increases in default rates and foreclosures on mortgages, which in some cases have called into question the continued financial viability of certain student loan providers and has resulted in fewer providers of student loans. Providers of federally guaranteed student loans and alternative student loans have also experienced increases in default rates. Adverse market conditions for consumer and federally guaranteed student loans have resulted in providers of alternative loans reducing the attractiveness and/or decreasing the availability of alternative loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs.

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

We utilize a single company to provide the financial aid packaging and processing for our students’ financial aid. We have experienced periodic delays or backlogs of financial aid processing when this company’s resources have become overburdened. If this company were to cease doing business with us, we could experience an interruption in financial aid processing for our students. Although we believe we could find alternative service providers or we could begin to process financial aid in-house, we may be unable to establish relationships with alternative service providers that will be as favorable as the one we have now. For example, new service providers may have higher prices, lower capacity, lower quality standards or longer delivery times. Additionally, we are beginning to bring in-house some of these financial aid functions that have historically been performed for us by third parties. That transition also involves risks. If we are unable to provide financial aid processing for our students in a timely and accurate manner, or if such services are delayed or becomes more expensive, this could have a material adverse effect on our business and results of operations.

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

Continued growth through acquisitions may also subject us to unanticipated business or regulatory uncertainties or liabilities. When we acquire an existing school, we typically allocate a significant portion of the purchase price to fixed assets, curriculum, goodwill and intangibles, such as covenants not-to-compete, trade names and accreditations. The Company does not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria outlined in the accounting guidance. Curricula are amortized over their useful lives ranging generally from three to fifteen years and Student Relationships is being amortized over their useful life of one year. Goodwill is tested annually or more frequently for impairment. Indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school’s participation in federal student financial aid programs until it obtains the ED’s approval. If we fail to successfully manage our acquisitions, our business would likely suffer.

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

We believe that funds from operations, cash, investments and access to our credit facility that expires in July 2010 will be adequate to fund our currently identified plans. However, we may need additional debt or equity financing in order to carry out our growth strategies. The amount and timing of such additional financing will vary depending on the timing and size of acquisitions, our availability to access credit markets, and the sellers’ willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our campus support center office is located in Santa Ana, California and our 118 campuses, as of June 30, 2010, are located in 25 states and in the province of Ontario, Canada. Each campus provides our students with lecture halls, instructional labs, libraries, Internet access and other facilities.

We actively monitor the capacity at our facilities and the expected future facilities capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2006 through fiscal 2010, approximately 14% of the campuses have been relocated and an additional approximately 64% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended and has been updated to reflect solely continuing operations:

	2010	2009	2008	2007	2006
Opened
Acquired	11	0	0	0	0
Branched	1	0	0	0	3
Closed, combined or sold	0	0	0	2	17
Campuses at year end	118	106	106	106	108
Relocated	1	5	2	2	6
Enlarged or remodeled	42	5	10	6	12

All but nine of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

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

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni, and against the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the initial federal securities class action complaints filed at the same time. The Collet and Davila cases have now been consolidated into one action. A memorandum of understanding was executed by the parties resolving these cases, pending court approval, for an immaterial amount of attorneys’ fees to be paid by the Company’s directors’ and officers’ insurance carrier to the plaintiffs’ lawyers, and with the Company agreeing to certain corporate governance matters. On October 29, 2009, the Court denied the parties’ motion for approval of the settlement, but the parties continue to explore avenues to resolve this matter.

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

On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition names thirteen former students of three Dallas-area Everest campuses as plaintiffs and does not seek certification as a class action. The plaintiffs allege violations of Texas’ Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs seek recovery of compensatory and exemplary damages and attorneys’ fees. The action has been ordered to arbitration where individual arbitration demands have been filed. The plaintiffs’ attorneys have also informed us of nearly one hundred additional current or former students they claim to represent, and upon whose behalf they may file arbitration or litigation claims. The Company believes the allegations are without merit and intends to vigorously defend itself.

On November 17, 2008, an action captioned Mary Credille and Roger Madden, on behalf of all similarly situated current and former employees, v. Corinthian Colleges et al., was filed in the U.S. District Court for the Northern District of Illinois. The two named plaintiffs are former employees of the Company’s Chicago campus, and allege failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. Plaintiff Credille has voluntarily dismissed her claims against the Company. On December 8, 2009, the Court granted Plaintiff Madden’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Chicago campus who also satisfy additional requirements. It is unknown whether any, or how many, of the prospective participants, estimated to be around 50 current and former employees, will choose to “opt in” to participate in the lawsuit. To date, we are aware of only one additional former employee who has elected to opt in to the lawsuit. The Company intends to challenge the conditional certification at the second stage of the certification process. The Company believes the allegations are without merit and intends to vigorously defend itself.

On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company’s Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre- and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. On July 26, 2010, the Court ordered the matter to binding arbitration. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

On December 17, 2009, an action captioned Mancuso, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc and Corinthian Colleges, Inc, was filed in the U.S. District Court for the Southern District of Florida. The named plaintiff is an admissions representative of the Company’s Pompano Beach campus, and alleges failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. On June 24, 2010, the Court granted Plaintiff’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Pompano Beach campus who also satisfy additional requirements. The plaintiff has also filed a motion requesting the Court to broaden the collective action from the Pompano campus to all admissions representatives at every campus nationwide. The Company is opposing this motion. It is unknown whether any, or how many, of the prospective participants will choose to “opt in” to participate in the lawsuit. The Company intends to challenge the conditional certification of the Pompano Beach campus at the second stage of the certification process. The Company believes the allegations are without merit and intends to defend itself vigorously.

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

As of June 30, 2010, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2010.

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

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock.

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market System under the symbol “COCO.” The approximate number of holders of record of our common stock as of August 18, 2010 was 30. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

On August 18, 2010 the closing price per share of common stock was $5.32 and the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2009 and 2010, and the first quarter to date of fiscal 2011, is as follows:

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:

2009:
First Quarter	$17.09	$11.69
Second Quarter	16.37	11.73
Third Quarter	21.47	14.56
Fourth Quarter	19.49	14.99
2010:
First Quarter	$20.10	$14.63
Second Quarter	18.39	13.13
Third Quarter	19.10	13.06
Fourth Quarter	19.22	9.85
2011:
First Quarter through August 18, 2010	$10.48	$5.00

Securities Authorized for Issuance Under Equity Compensation Plans as of June 30, 2010

As of June 30, 2010, our equity compensation plans consisted of the 1998 Performance Award Plan (the “1998 Plan”), the 2003 Performance Award Plan as amended (the “2003 Plan”), the 2004 New Hire Plan (the “New Hire Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The 1998 Plan, the 2003 Plan and the ESPP have all been approved by our shareholders.

The New Hire Plan has not been approved by our shareholders. The Company’s ability to issue new stock-based awards under the New Hire Plan was terminated as of November 17, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,693,259	(1)	$15.03	(3)	3,000,554
Equity compensation plans not approved by security holders	100,900	(2)	$16.14	(3)	—

Total	10,794,159		$15.04	(3)	3,000,554

(1)	Includes 467,020 shares to be issued upon the vesting of Restricted Stock Units (“RSUs”), for which no exercise price will be paid.
(2)	Includes 10,000 shares to be issued upon the vesting of RSUs, for which no exercise price will be paid.
(3)	For purposes of calculating weighted average exercise price, RSUs are assumed to have an exercise price of $0.

Performance Graph

The following graph shows a comparison of cumulative total returns for Corinthian, the Russell 2000 Index and an index of peer companies selected by Corinthian during the period commencing on June 30, 2005 and ending on June 30, 2010. The comparison assumes $100 was invested on June 30, 2005 in the Common Stock, the Russell 2000 Index and the peer companies selected by Corinthian and assumes the reinvestment of all dividends, if any. The companies in the peer group, all of which are education companies, are weighted according to their market capitalization. Included in the peer group are: Apollo Group Inc., Career Education Corporation, DeVry, Inc., ITT Educational Services, Inc., Lincoln Educational Services Corporation, Universal Technical Institute, Inc. and Strayer Education, Inc.

*	$100 invested on 6/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group	Date	Corinthian Colleges, Inc.	Russell 2000	Peer Grou p	Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group
6/05	100.00	100.00	100.00	2/07	109.24	126.41	81.84	10/08	111.82	87.56	109.86
7/05	107.52	106.34	98.83	3/07	107.67	127.77	81.10	11/08	125.92	77.20	118.14
8/05	99.30	104.36	100.68	4/07	108.30	130.06	87.34	12/08	128.19	81.68	116.69
9/05	103.92	104.69	89.72	5/07	114.41	135.39	93.01	1/09	146.28	72.60	125.78
10/05	97.42	101.44	88.75	6/07	127.56	133.41	101.94	2/09	154.27	63.78	114.48
11/05	94.83	106.37	97.49	7/07	105.48	124.28	98.79	3/09	152.31	69.47	119.86
12/05	92.17	105.88	86.44	8/07	110.10	127.10	100.04	4/09	120.60	80.21	102.96
1/06	99.30	115.37	83.62	9/07	124.59	129.28	103.80	5/09	120.44	82.62	97.96
2/06	101.49	115.06	79.94	10/07	128.35	132.99	129.17	6/09	132.58	83.84	115.11
3/06	112.76	120.64	84.75	11/07	136.73	123.44	121.33	7/09	120.91	91.91	111.75
4/06	116.60	120.62	86.26	12/07	120.60	123.36	108.76	8/09	150.12	94.55	111.52
5/06	108.14	113.84	82.37	1/08	66.17	114.95	116.32	9/09	145.34	100.00	121.05
6/06	112.45	114.58	79.70	2/08	62.26	110.69	88.39	10/09	124.20	93.21	102.47
7/06	105.09	110.85	76.49	3/08	56.62	111.15	71.36	11/09	116.05	96.14	104.41
8/06	94.91	114.13	74.49	4/08	88.88	115.81	92.42	12/09	107.83	103.88	108.65
9/06	84.65	115.08	74.89	5/08	100.23	121.13	89.83	1/10	109.63	100.05	108.99
10/06	95.93	121.71	67.79	6/08	90.92	111.80	86.84	2/10	127.02	104.56	116.10
11/06	101.02	124.91	70.38	7/08	123.34	115.94	105.30	3/10	137.74	113.07	121.17
12/06	106.73	125.33	70.57	8/08	103.92	120.13	104.44	4/10	122.32	119.47	114.57
1/07	102.27	127.42	78.04	9/08	117.46	110.56	97.31	5/10	104.86	110.41	108.99
								6/10	77.13	101.85	91.79

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data and the balance sheet data set forth below as of and for each of the 5 years ended June 30, 2010, 2009, 2008, 2007 and 2006 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

	Years Ended June 30,
	2010(3)	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues (1)	$1,763,797	$1,307,825	$1,068,671	$919,224	$907,815

Operating expenses:
Educational services	972,910	753,707	625,481	528,125	507,832
General and administrative	192,579	135,747	114,938	110,654	92,677
Marketing and admissions	357,563	294,728	276,875	248,447	240,373
Impairment, facility closing, and severance charges	—	4,378	6,603	9,693	4,170

Total operating expenses	1,532,052	1,188,560	1,023,897	896,919	845,052

Income from operations	240,745	119,265	44,774	22,305	62,763
Interest income	(1,190)	(1,763)	(3,376)	(6,244)	(5,772)
Interest expense, net	5,009	2,715	1,793	2,811	3,162
Other (income) expense, net	(4,378)	1,170	(1,387)	(1,039)	(1,137)

Income before provision for income taxes	241,304	117,143	47,744	26,777	66,510
Provision for income taxes	95,333	46,015	14,879	9,950	24,025

Income from continuing operations	145,971	71,128	32,865	16,827	42,485
(Loss) income from discontinued operations, net of tax	—	(2,368)	(11,598)	(9,595)	(1,003)

Net income	$145,971	$68,760	$21,267	$7,232	$41,482

Income per common share—basic:
Income from continuing operations	$1.66	$0.82	$0.39	$0.19	$0.48

(Loss) income from discontinued operations	$—	$(0.02)	$(0.14)	$(0.11)	$(0.01)

Income per common share—diluted:
Income from continuing operations	$1.65	$0.81	$0.39	$0.19	$0.47

(Loss) income from discontinued operations	$—	$(0.02)	$(0.14)	$(0.11)	$(0.01)

Weighted average number of common shares outstanding:
Basic	87,696	86,121	84,954	85,887	88,627

Diluted	88,707	87,517	86,013	87,097	89,973

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$204,036	$198,677	$13,613	$38,804	$118,714
Investing activities	(430,787)	(48,794)	(36,568)	(27,095)	(51,588)
Financing activities	275,244	(21,420)	(44,914)	51,122	(89,829)
Capital expenditures	(83,488)	(49,525)	(54,880)	(70,977)	(56,054)
Number of colleges/training centers at end of period	118	106	106	106	108
Student population at end of period	110,580	86,088	69,211	61,332	59,924
Starts during the period (2)	137,831	117,352	100,210	88,699	86,521
Balance Sheet Data:
Cash and cash equivalents	$209,165	$160,276	$32,004	$99,789	$36,805
Marketable securities	—	—	—	15,000	55,900
Working capital	140,411	107,948	83,314	124,563	74,342
Total assets	1,389,420	798,871	695,966	737,976	670,006
Long-term debt, net of current portion	299,368	13,895	62,491	112,913	31,402
Long-term capital lease obligations, net of current portion	13,636	14,189	14,689	15,141	14,151
Total stockholders’ equity	$691,034	$517,668	$422,022	$385,422	$399,528

(1)	Represents student tuition and fees and bookstore sales, net of refunds.
(2)	Represents the new students starting school during the periods presented.
(3)	Included in the fiscal 2010 amounts are the Heald results for the six months ending June 30, 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

Background and Overview

As of June 30, 2010, we operated 118 colleges with 110,580 students in 25 states and the province of Ontario, Canada. During the fiscal year ended June 30, 2010, the Company had net revenues of $1,763.8 million. Our revenues consist principally of student tuition and fees and are presented as net revenues after adjustments for refunds related to students who do not complete their courses. We recognize revenues pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program.

Net revenues from continuing operations increased 34.9% to $1,763.8 million in 2010 from $1,307.8 million in 2009. The increase is primarily due to a 29.0% increase in the average student population and a 4.5% increase in the average revenue rate per student during the period. The revenue related to Heald for the six months ending June 30, 2010 was $121.0 million and the student population of Heald was 15,447 as of June 30, 2010. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts typically occur several times per month in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional “mini-start” in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level (diploma, associate’s, bachelor’s or master’s degree) and the specific curriculum. The majority of students at our colleges rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses.

Serving ATB students has historically been part of the Company’s mission. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, given the shift to a 3-year default measurement period and the structural changes in student lending over the past two years, we intend to stop enrolling ATB students into our U.S. Everest and WyoTech institutions starting on September 1, 2010. At June 30, 2010, ATB students accounted for approximately 15.1% of our enrollments. The elimination of this population of potential students will negatively impact our expected new student enrollments, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, insurance/self-insurance, goodwill and intangible assets, deferred taxes, discontinued operations, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

Our critical accounting estimates are those which we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates is as follows:

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience and consideration of the current economic environment. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 22.4% to 25.4% or $27.5 million to $31.2 million would result in a decrease in pre-tax income of $3.7 million for the year ended June 30, 2010. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 47.1% to 50.1% or $60.8 million to $64.7 million would result in a decrease in pre-tax income of $3.9 million for the year ended June 30, 2010.

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

Goodwill and Intangible Assets. We have significant goodwill and other intangible assets. Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. We consider a number of factors, including valuations and appraisals from independent valuation firms, in determining the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and trade names. We, however, are ultimately responsible for the valuations. The fair value of identified intangible assets is derived using accepted valuation methodologies, including cost, market, and income approaches, as appropriate, following consultations with valuation firms and in accordance with the accounting guidance on Business Combinations and requirements set forth by the Uniform Standards of Professional Appraisal Practice.

The Company does not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria outlined in the accounting guidance on Accounting for Business Combinations. Curricula continue to be amortized over their useful lives ranging generally from three to fifteen years and Student Relationships is being amortized over their useful life of one year with all amortization expense included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount at the reporting unit level as defined by the accounting guidance. We determined the fair value of our reporting units using the income approach that includes discounted cash flow as well as other generally accepted valuation methodologies. To the extent the fair value of a reporting unit is less that the carrying amount of its assets, we record an impairment charge in the consolidated statements of operations.

In connection with receipt of federal financial aid by the Company’s students, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting agencies. Compliance with the regulations promulgated by these various bodies could have a material impact on the manner in which the Company conducts its business, including the significant additional measures the Company has been implementing to address the Cohort Default Rates of its institutions and including the Company’s expectation that beginning on September 1, 2010, the Company will stop enrolling ATB students into its U.S. Everest and WyoTech institutions.

In addition, the Company’s business could also be negatively impacted by proposed and future regulations. As an example, on June 18, 2010, ED issued a Notice of Proposed Rulemaking (the “June NPRM”) following a year-long negotiated rulemaking process between ED and the higher education community on 14 Title IV Program integrity issues, which include lender and general student loan issues, accreditation, discretionary grants, general and non-loan programmatic issues, safe harbors under incentive compensation rules for admissions recruiters, and standards regarding state authorization for purposes of Title IV Program eligibility. The June NPRM addressed 13 of 14 program integrity issues in their entirety and partially addressed the 14th issue, which involves the definition of “gainful employment;” the ED issued a separate NPRM on gainful employment metrics on July 26, 2010 (the “July NPRM”). Public comment was due on the June NPRM no later than August 2, 2010 and for the July NPRM is due no later than September 9, 2010. ED has stated that it intends to review all comments it receives with the goal of publishing a final rule by November 1, 2010, which would take effect beginning July 1, 2011. The Company cannot predict the form of any final rules that may be adopted by ED. As presented by ED in the NPRMs, the rules regarding incentive compensation and gainful employment could have a material impact on the manner in which the Company conducts its business. Compliance with these rules, which, if adopted could be effective as early as July 1, 2011, may cause the Company to take actions beyond those the Company is already taking in connection with its compliance with existing regulations, and could reduce enrollment, increase the cost of doing business, and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. To the extent known, the Company has incorporated the risks discussed above into the cash flow forecasts and discount rates used to estimate the fair value of each of its reporting units at June 30, 2010. However, should the Company need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including estimation of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill.

At June 30, 2010, the fair value of one of our reporting units with approximately $198.5 million of goodwill exceeded its carrying amount by less than 10%. As a result, a relatively minor negative revision to the estimated future revenue growth or discount rate could result in an impairment to the carrying value of the related goodwill.

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

Effective February 29, 2008 we completed the sale of the 12 Canadian schools located outside the province of Ontario to a wholly-owned subsidiary of the Eminata Group, for a cash payment of CAD $3.0 million. This payment consists of the purchase price of CAD $7.4 million less preliminary negative working capital and other adjustments equal to CAD $4.4 million. This cash payment was subject to a final working capital adjustment that was finalized during the third quarter of fiscal 2009. The final working capital adjustment resulted in a payment to the buyer of $0.1 million.

Effective May 1, 2008, we completed the sale of the WyoTech Boston campus. The transaction was subject to a final working capital adjustment that was finalized during the third quarter of fiscal 2009. The final working capital adjustment resulted in a payment to the buyer of $0.1 million.

On January 4, 2010 we completed the acquisition of Heald Capital, LLC, a Delaware limited liability company (“Heald”) for consideration of $395 million and a preliminary working capital adjustment of $22.2 million. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 11 campuses and its results are included in the Condensed Consolidated Financial Statements from the date of acquisition.

Results of Operations

During the fourth quarter of 2008, we decided to divest the WyoTech Oakland campus. During the fourth quarter of fiscal 2009, we sold the capital assets of WyoTech Oakland for $0.2 million. Additionally, during the fourth quarter of 2008, we completed the teach-out of our Lynnwood WA, Everett WA, and Atlanta GA campuses.

Accordingly, the results of operations of these campuses are reflected as discontinued operations in the Company’s consolidated statements of income for all prior periods presented. The net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2008, the Company recorded a charge of approximately $2.6 million, net of income tax benefit of $1.2 million, to accrue future rental payments related to the closed campuses and to reduce the carrying value of the net assets of the Company’s campuses held for sale and closed to estimated fair value, less costs to sell, as of June 30, 2008 (primarily related to the accrued rent of $2.8 million and the impairment of fixed assets in the amount of $1.0 million). Additionally, during the fourth quarter of fiscal 2009 and 2008, the Company recorded an additional reserve of approximately $0.9 million and $2.2 million (net of tax), respectively, taken against receivables related to the Atlanta campus. These charges are reflected as a component of loss from discontinued operations on the Company’s Consolidated Statements of Operations for the year ended June 30, 2008. The Company expects to have no significant continuing involvement with these entities.

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

On January 4, 2010 the Company completed its acquisition of Heald Capital, LLC, a Delaware limited liability company (“Heald”) for consideration of $395 million and a preliminary working capital adjustment of $22.2 million. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 11 campuses and its results are included in the Condensed Consolidated Financial Statements from the date of acquisition.

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

The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,
	2010	2009	2008
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	55.2	57.6	58.5
General and administrative	10.9	10.4	10.8
Marketing and admissions	20.3	22.6	25.9
Impairment, facility closing, and severance charges	0.0	0.3	0.6

Total operating expenses	86.4	90.9	95.8
Income from operations	13.6	9.1	4.2
Interest income	(0.1)	(0.1)	(0.3)
Interest expense, net	0.3	0.1	0.1
Other (income) expense, net	(0.3)	0.1	(0.1)

Income from continuing operations before provision for income taxes	13.7	9.0	4.5
Provision for income taxes	5.4	3.6	1.4

Income from continuing operations	8.3	5.4	3.1
Loss from discontinued operations, net of tax	(0.0)	(0.1)	(1.1)

Net income	8.3%	5.3%	2.0%

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

Net Revenues. Net revenues increased $456.0 million, or 34.9%, from $1,307.8 million in fiscal 2009 to $1,763.8 million in fiscal 2010. The increase is primarily due to a 29.0% increase in the average student population and a 4.5% increase in the average revenue rate per student during the period. At June 30, 2010, student population was 110,580, compared with 86,088 at June 30, 2009. Total student starts increased 17.5% to 137,831 for the year ended June 30, 2010 when compared to the prior year. As of June 30, 2010 and 2009, we operated 118 and 106 colleges, respectively.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses increased $219.2 million, or 29.1%, from $753.7 million in fiscal 2009 to $972.9 million in fiscal 2010. As a percentage of net revenues, educational services expenses decreased from 57.6 % of revenues in fiscal 2009 to 55.2% of revenues in fiscal 2010. The decrease as a percentage of revenue was primarily due to a reduction in bad debt expense and facility costs. Bad debt expense amounted to $94.6 million and 5.4% of net revenue in fiscal 2010 compared to $106.7 million and 8.2% of net revenue in fiscal 2009. The improvement in bad debt expense was primarily the result of higher student retention and continued efficiencies in packaging students with financial aid. The reduction in facility costs as a percentage of revenue is primarily attributable to the amounts being generally fixed in nature.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $56.9 million, or 41.9%, from $135.7 million in fiscal 2009 to $192.6 million in fiscal 2010. As a percentage of net revenues, general and administrative expenses increased from 10.4% in fiscal 2009 to 10.9% in fiscal 2010. The increase as a percentage of revenue is primarily due to transaction costs of $4.0 million related to the Heald acquisition incurred during fiscal 2010.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $62.9 million, or 21.3%, from $294.7 million in fiscal 2009 to $357.6 million in fiscal 2010. As a percentage of net revenues, marketing and admissions expenses decreased from 22.6% in fiscal 2009 to 20.3% in fiscal 2010. The decrease as a percentage of revenue is primarily attributable to a decrease in advertising costs. The cost per start increased $82, or 3.3%, from $2,512 in fiscal 2009 to $2,594 in fiscal 2010.

Impairment, Facility Closing and Severance Charges. In fiscal 2009, we incurred impairment and severance charges of $4.4 million. Of that amount, approximately $2.5 million is related to a loss on student loan receivables associated with the Marietta and Jonesboro, Georgia campuses. These schools were branches of the Atlanta, Georgia campus during a portion of the previous fiscal year. In addition, the Company recorded a severance charge of $1.9 million. There were no impairment charges in fiscal 2010.

Provision for Income Taxes. The effective income tax rate was 39.5% of income before income taxes in fiscal 2010 compared to 39.3% of income before income taxes in fiscal 2009.

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

Seasonality and Other Factors Affecting Quarterly Results

Our revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges, schools and training centers have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new branch openings, new program adoptions and increased enrollments from recent high school graduates. The operating results for any quarter are not necessarily indicative of the results for any future period. See the footnote entitled “Selected Quarterly Financial Summary (Unaudited)” of the Consolidated Financial Statements included elsewhere herein.

Liquidity and Capital Resources

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of June 30, 2010, the Company was in compliance with all of the covenants. As of June 30, 2010, the credit facility had borrowings outstanding of $284.3 million and approximately $26.3 million to support standby letters of credit. A $15.8 million letter of credit was released in July 2010. The third amended and restated credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by the Company’s present and future significant operating subsidiaries. Average daily borrowings outstanding amounted to $57.8 million in fiscal 2010, $25.1 million in fiscal 2009 and $31.8 million in fiscal 2008.

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2009 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate, entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of June 30, 2010 was approximately $15.8 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at June 30, 2010.

Working capital amounted to $140.4 million as of June 30, 2010 and $107.9 million as of June 30, 2009 and the current ratio was 1.5:1 in fiscal 2010 and 1.5:1 in fiscal 2009. Average daily borrowings outstanding amounted to approximately $57.8 million in fiscal 2010, $25.1 million in fiscal 2009, and $31.8 million in fiscal 2008. The increase in working capital compared to June 30, 2009 is primarily due to an increase in cash balances resulting from cash borrowed for purposes of calculating our composite score at year-end of $165 million, an increase in student receivables, and prepaid expenses, partially offset by cash paid to acquire Heald, an increase in accrued expenses, accounts payable, and prepaid tuition.

Cash flows provided by operating activities amounted to $204.0 million in fiscal 2010 compared to $198.7 million in fiscal 2009 and to $13.6 million in fiscal 2008. The increase in cash provided by operating activities in fiscal 2010 compared to fiscal 2009 was primarily due to an increase in earnings before depreciation, amortization, and stock-based compensation of $93.3 million and a decrease in the excess tax benefit from share-based compensation of $3.1 million, partially offset by a decrease in cash provided by working capital and deferred taxes of $73.1 million and $18.7 million, respectively. Included in cash flows from operating activities is $1.2 million and $2.6 million of net cash used in operating activities related to discontinued operations for fiscal 2009 and fiscal 2008 respectively. There were no cash flows from discontinued operations for fiscal 2010.

Cash flows used in investing activities amounted to $430.8 million in fiscal 2010, $48.8 million in fiscal 2009 and $36.6 million in fiscal 2008. The increase in cash used in investing activities during fiscal 2010 compared to fiscal 2009 is attributable to net cash paid to acquire Heald of $347.3 million and an increase in capital expenditures of $34.0 million. The net proceeds from the sale of marketable securities in fiscal 2008 was $15.0 million. There were no sales of marketable securities in fiscal 2010 and 2009.

Capital expenditures amounted to $83.5 million in fiscal 2010, $49.5 million in fiscal 2009 and $54.9 million in fiscal 2008. Capital expenditures were incurred to relocate, remodel and enlarge campuses. During fiscal 2010, we incurred capital expenditures to relocate 1 campus and to enlarge or remodel 42 campuses. During fiscal 2009, we incurred capital expenditures to relocate 5 campuses and to enlarge or remodel 5 campuses and during fiscal 2008, we incurred capital expenditures to relocate 2 campuses and to enlarge or remodel 10 campuses. Capital expenditures of approximately $15.6 million, $13.3 million, $25.2 million were incurred to purchase and to integrate software in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Included in cash flows from investing activities are capital expenditures of $0.1 million related to discontinued operations in fiscal 2008. There were no capital expenditures related to discontinued operations for fiscal 2010 and 2009.

Cash flows provided by (used in) financing activities amounted to $275.2 million in fiscal 2010 and ($21.4) million in fiscal 2009, and ($44.9) million in fiscal 2008. During fiscal 2010, cash provided by financing activities consisted of net borrowings of $262.2 million, proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $11.5 million, and the excess tax benefit from share-based compensation of $1.6 million. During fiscal 2009, cash used in financing activities consisted of net repayment of borrowings of $45.4 million, partially offset by proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $19.2 million and the excess tax benefit from share-based compensation of $4.7 million. During fiscal 2008, cash used in financing activities consisted of repayment of borrowings of $52.2 million, partially offset by proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $7.3 million.

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

In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds have been approximately $120.0 million, $120.0 million and $10.0 million, for the years ended June 30, 2010, 2009 and 2008, respectively. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the years ended June 30, 2010 and 2009 is a net other income (loss) of $3.9 million and ($0.6) million, respectively, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. In accordance with accounting guidance “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” we defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2011.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2010, future minimum cash payments due under contractual obligations, including our credit agreement, mortgages, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt (1)	$300,098	$730	$299,368	$—	$—
Capital Lease Obligations	25,059	1,996	4,096	4,140	14,827
Operating Lease Obligations	635,853	98,750	175,286	128,224	233,593

Total	$961,010	$101,476	$478,750	$132,364	$248,420

(1)	Long-term debt consists of a revolving credit facility and mortgage facility obligation. The related obligations of $300.1 million do not reflect interest amounts due under the credit facility. See Note 6 for additional information related to the Company’s credit facility.

The United States ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of June 30, 2010, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of June 30, 2010, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $300.1 million and capital lease obligations of $14.2 million, and (ii) student notes receivable, net, in the aggregate amount of $68.2 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar. Our investment in our foreign operations as of June 30, 2010 was approximately CAD $35.8 million and we had borrowings outstanding under the credit facility of approximately CAD $15 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and its subsidiaries are included below on pages 60-90 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

Corinthian Colleges, Inc. and Subsidiaries

We have audited Corinthian Colleges, Inc. and subsidiaries internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corinthian Colleges, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Heald Capital LLC, which is included in the June 30, 2010 consolidated financial statements of Corinthian Colleges, Inc. and subsidiaries and constituted $89.1 million of total assets and $23.5 million of net assets, excluding intangible assets of $351.0 million as of June 30, 2010 and $121.0 million and $8.1 million of revenue and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Corinthian Colleges, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Heald Capital LLC.

In our opinion, Corinthian Colleges, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010 and our report dated August 20, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

August 20, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Corinthian Colleges, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries at June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corinthian Colleges, Inc. and subsidiaries internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

August 20, 2010

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of June 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$209,165	$160,276
Accounts receivable, net of allowance for doubtful accounts of $27,533 and $25,416 at June 30, 2010 and 2009, respectively	95,526	65,976
Student notes receivable, net of allowance for doubtful accounts of $18,496 and $8,203 at June 30, 2010 and 2009, respectively	20,743	11,532
Deferred income taxes	47,591	32,369
Prepaid expenses and other current assets	64,697	37,946
Assets held for sale from discontinued operations	—	432

Total current assets	437,722	308,531
PROPERTY AND EQUIPMENT, net	298,083	227,553
OTHER ASSETS:
Goodwill	400,204	186,644
Other intangibles, net	189,676	38,647
Student notes receivable, net of allowance for doubtful accounts of $42,339 and $20,975 at June 30, 2010 and 2009, respectively	47,480	29,938
Deposits and other assets	13,211	3,709
Deferred income taxes	3,044	3,849

TOTAL ASSETS	$1,389,420	$798,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,906	$39,159
Accrued compensation and related liabilities	110,972	79,989
Accrued expenses	29,289	13,048
Prepaid tuition	80,889	66,656
Current portion of capital lease obligations	525	474
Current portion of long-term debt	730	—
Liabilities held for sale from discontinued operations	—	1,257

Total current liabilities	297,311	200,583
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	13,636	14,189
LONG-TERM DEBT, net of current portion	299,368	13,895
DEFERRED INCOME TAXES	22,608	14,922
OTHER LONG-TERM LIABILITIES	65,463	37,614
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 90,386 issued and 88,129 shares outstanding at June 30, 2010 : 89,341 issued and 87,085 shares outstanding at June 30, 2009	9	9
Additional paid-in capital	232,623	208,331
Treasury stock	(31,368)	(31,368)
Retained earnings	489,168	343,197
Accumulated other comprehensive income (loss)	602	(2,501)

Total stockholders’ equity	691,034	517,668

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,389,420	$798,871

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2010	2009	2008
NET REVENUES	$1,763,797	$1,307,825	$1,068,671

OPERATING EXPENSES:
Educational services (including bad debt expense of $94,557, $106,702 and $72,757 for the years ended June 30, 2010, 2009 and 2008, respectively)	972,910	753,707	625,481
General and administrative	192,579	135,747	114,938
Marketing and admissions	357,563	294,728	276,875
Impairment, facility closing and severance charges	—	4,378	6,603

Total operating expenses	1,523,052	1,188,560	1,023,897

INCOME FROM OPERATIONS	240,745	119,265	44,774
Interest income	(1,190)	(1,763)	(3,376)
Interest expense (net of capitalized interest of $1,291, $486, and $2,054 for the years ended June 30, 2010, 2009 and 2008, respectively)	5,009	2,715	1,793
Other (income) expense, net	(4,378)	1,170	(1,387)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	241,304	117,143	47,744
Provision for income taxes	95,333	46,015	14,879

INCOME FROM CONTINUING OPERATIONS	145,971	71,128	32,865
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $0, ($1,603), and ($5,346) for the years ended June 30, 2010, 2009 and 2008, respectively	—	(2,368)	(11,598)

NET INCOME	$145,971	$68,760	$21,267

INCOME PER SHARE—BASIC:
Income from continuing operations	$1.66	$0.82	$0.39
Loss from discontinued operations	—	(0.02)	(0.14)

Net income	$1.66	$0.80	$0.25

INCOME PER SHARE—DILUTED:
Income from continuing operations	$1.65	$0.81	$0.39
Loss from discontinued operations	—	(0.02)	(0.14)

Net income	$1.65	$0.79	$0.25

Weighted average number of common shares outstanding:
Basic	87,696	86,121	84,954

Diluted	88,707	87,517	86,013

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2007	86,773	$9	$160,312	$(31,368)	$875	$255,594	$385,422
Adoption of new tax accounting guidance (See Note 9)	—	—	—	—	—	(2,424)	(2,424)

Balance as of July 1, 2007 upon adoption of tax accounting guidance	86,773	9	160,312	(31,368)	875	253,170	382,998
Comprehensive income
Net income	—	—	—	—	—	21,267	21,267
Foreign currency translation	—	—	—	—	(185)	—	(185)
Other post employment benefit adjustment	—	—	—	—	(288)	—	(288)

Total comprehensive income							20,794

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	702	—	7,338	—	—	—	7,338
Stock based compensation expense	—	—	10,892	—	—	—	10,892

Balance at June 30, 2008	87,475	$9	$178,542	$(31,368)	$402	$274,437	$422,022
Comprehensive income
Net income	—	—	—	—	—	68,760	68,760
Foreign currency translation	—	—	—	—	(3,080)	—	(3,080)
Other post employment benefit adjustment	—	—	—	—	177	—	177

Total comprehensive income							65,857

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	1,866	—	18,013	—	—	—	18,013
Stock based compensation expense	—	—	11,776	—	—	—	11,776

Balance at June 30, 2009	89,341	$9	$208,331	$(31,368)	$(2,501)	$343,197	$517,668
Comprehensive income
Net income	—	—	—	—	—	145,971	145,971
Foreign currency translation	—	—	—	—	2,850		2,850
Other post employment benefit adjustment	—	—	—	—	253	—	253

Total comprehensive income							149,074

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	1,045	—	10,288	—	—	—	10,288
Stock based compensation expense	—	—	14,004	—	—	—	14,004

	90,386	$9	$232,623	$(31,368)	$602	$489,168	$691,034

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,971	$68,760	$21,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,035	52,155	44,777
Stock based compensation	14,004	11,776	10,892
Deferred income taxes	(26,975)	(11,344)	(14,257)
Loss on disposal of assets	809	16	821
Impairment charge	—	—	977
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(29,780)	48,569	(40,294)
Student notes receivable, net	(21,561)	(24,436)	(7,107)
Prepaid expenses and other assets	(16,204)	(4,777)	12,411
Accounts payable	21,905	5,430	(11,350)
Accrued expenses and other liabilities	16,298	34,918	10,808
Income taxes payable	9,173	24	(9,111)
Prepaid tuition	10,437	22,242	(5,199)
Other long-term liabilities	13,924	(4,656)	(1,022)

Net cash provided by operating activities	204,036	198,677	13,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposals of schools, colleges and training centers	—	—	2,941
Capital expenditures	(83,488)	(49,525)	(54,880)
Proceeds from sale of assets	—	731	371
Sales of marketable securities	—	—	94,450
Purchases of marketable securities	—	—	(79,450)
Acquisition of Heald, net of cash acquired	(347,299)	—	—

Net cash used in investing activities	(430,787)	(48,794)	(36,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	512,062	12,924	—
Principal repayments on capital lease obligations and long-term debt	(249,898)	(58,291)	(52,196)
Proceeds from exercise of stock options and employee stock purchase plan (including tax benefit of $3,858, $7,612, and $1,527 for the years ended June 30, 2010, 2009, and 2008, respectively)	11,480	19,246	7,282
Excess tax benefit from share-based compensation	1,600	4,701	—

Net cash (used in) provided by financing activities	275,244	(21,420)	(44,914)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	396	(191)	84

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,889	128,272	(67,785)
CASH AND CASH EQUIVALENTS, beginning of year	160,276	32,004	99,789

CASH AND CASH EQUIVALENTS, end of year	$209,165	$160,276	$32,004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$99,429	$51,215	$18,509

Interest paid, net of capitalized interest	$4,801	$2,736	$3,320

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

Note 1—Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Corinthian Colleges, Inc. (the “Company”), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization.

As of June 30, 2010, the Company operated 101 colleges in 25 states and 17 colleges in the Ontario, Canada province in the for-profit, post-secondary education industry. All of the Company’s U.S. schools are accredited and grant either diplomas or degrees (associate’s, bachelor’s and master’s) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. Through its On-Line Learning division, the Company also offers an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company’s schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

On January 4, 2010 the Company completed its acquisition of Heald Capital, LLC, a Delaware limited liability company (“Heald”) for consideration of $395 million. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology, and other growing fields, primarily through associate degree programs. Heald College operates 11 campuses and its results are included in the Consolidated Financial Statements from the date of acquisition.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, and accounts payable approximates their fair value at June 30, 2010 and 2009. In addition, the carrying value of all borrowings approximate fair value at June 30, 2010 and 2009. The student notes receivable, net, balances are presented within current and non-current assets on the consolidated balance sheets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments. The Company determines the adequacy of this allowance by regularly

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Internal Software Development Costs

Corinthian Colleges capitalizes certain internal software development costs in accordance with accounting guidance which states that costs are amortized using the straight-line method over the estimated lives of the software. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Maintenance and repairs are expensed as incurred. The unamortized computer software costs which are included within the Property and Equipment caption of the Consolidated Balance Sheets, were $59.9 million and $56.1 million at June 30, 2010 and 2009, respectively. The total amount of amortization expense related to capitalized computer software costs recognized within operating expenses on the Consolidated Statements of Operations, was $5.8 million, $5.4 million, and $3.3 million at June 30, 2010, 2009, and 2008, respectively.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets other than goodwill and indefinite-lived intangible assets in accordance with accounting guidance which requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or the business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed.

Discontinued Operations

Assets and liabilities which were expected to be sold or disposed of are presented separately on the consolidated balance sheets as assets or liabilities held for sale from discontinued operations for current and prior periods presented. When components of the Company are classified as held for sale, the results of operations of the components are presented separately as Income (Loss) from Discontinued Operations, net, for current and prior periods. See Note 2 “Discontinued Operations” of these notes to the Company’s consolidated financial statements for further discussion of discontinued operations.

Goodwill and Other Intangible Assets

The Company has significant goodwill and other intangible assets. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets. The Company considers a number of factors, including valuations and appraisals from independent valuation firms, in determining the amounts that are assignable to other intangible assets, such as curriculum, accreditation, and trade names. The Company, however, is ultimately responsible for the valuations. The fair value of identified intangible assets is derived using accepted valuation methodologies, including cost, market, and income approaches, as appropriate, following consultations with valuation firms and in accordance with the accounting guidance on Business Combinations and the requirements set forth by the Uniform Standards of Professional Appraisal Practice.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria outlined in the accounting guidance on Accounting for Business Combinations, Goodwill and Other Intangible Assets. Curricula continue to be amortized over their useful lives ranging generally from three to fifteen years and Student Relationships is being amortized over its useful life of one year with all amortization expense included in educational services and general and administrative expenses in the accompanying Consolidated Statements of Operations.

Goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing the enterprise fair value to its carrying amount at the reporting unit level as defined by the accounting guidance. The Company determined the fair value of its reporting units using the income approach that includes discounted cash flow as well as other generally accepted valuation methodologies. To the extent the fair value of a reporting unit is less that the carrying amount of its assets, the Company records an impairment charge in the consolidated statements of operations.

Indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value of an intangible asset is less than its carrying amount, an impairment charge is recorded in the consolidated statements of operations. For instance, if the Company were to discontinue the use of a trade name or lose accreditation at one or more of our acquired schools to which had been ascribed value for trade names and accreditation, the Company would test the amounts allocated to such assets for impairment. Such testing would include estimating the future cash flows expected to be received from the trade names and accreditation and comparing them to their carrying values. If the estimate of the present value of these future cash flows was below the carrying values of the related assets, the Company would consider the assets to be impaired and take a charge against the amounts allocated to trade names and accreditation.

The determination of related estimated useful lives of intangible assets and whether or not these intangible assets are impaired involves significant judgment. Although the Company believes the goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which prescribes the use of the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax laws. Additionally, the Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company currently has deferred income tax assets which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred income tax assets is principally dependent upon achievement of projected future taxable income offset by deferred income tax liabilities. The Company evaluates the realizability of the deferred income tax assets annually. In addition, the Company reviews the income tax filing positions quarterly and updates the tax contingency reserves as necessary.

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

Comprehensive Income

For the years ended June 30, 2010, 2009 and 2008, the Company had comprehensive income of $149.1 million, $65.9 million and $20.8 million, respectively. For the years ended June 30, 2010, 2009 and 2008, comprehensive income consisted of net income, other post employment benefits and amortization, and foreign currency translation adjustment. The cumulative

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

translation adjustment balance for the total operations of the Company included within other comprehensive income is $1.1 million, ($1.7) million, and $1.4 million as of June 30, 2010, June 30, 2009, and June 30, 2008, respectively. The cumulative other post employment benefit balance for the total operations of the Company included within other comprehensive income is ($0.5) million, ($0.8) million, and ($1.0) million as of June 30, 2010, June 30, 2009, and June 30, 2008, respectively.

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

Educational Services

Educational services include the direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy and supplies expenses, bad debt expense, and other educational related expenses.

Marketing and Admissions

Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Advertising costs are charged to expense as incurred except for brochures and media production costs. The brochures and media production costs are recorded as prepaid expenses and charged to expense as consumed or upon the first airing of the advertisement, respectively. Advertising expenses amounted to approximately $162.2 million, $150.0 million, and $156.0 million for the years ended June 30, 2010, 2009 and 2008, respectively.

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

The campus locations of Houston (Hobby) and Houston (Bissonett) suffered damage as a result of Hurricane Ike in September 2008. At the time of the event, the Company had business interruption and property damage coverage for these locations. During fiscal 2010 and 2009, the Company recovered approximately $3.2 million and $3.8 million in business interruption and property damage insurance that has been recognized within educational services expense in the Consolidated Statements of Operations, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Post Retirement Benefit Obligation

The Company provides certain post retirement benefits to a limited number of its previous employees and their families, which the Company recognizes the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur.

Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted accounting guidance in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year. Stock-based compensation expense of $14.0 million, $11.8 million and $10.9 million (pre-tax) were recorded for fiscal years 2010, 2009 and 2008, respectively. The tax benefit related to stock-based compensation recognized in fiscal 2010, 2009 and 2008, was $5.5, $4.6 and $1.5 million, respectively. The impact of stock-based compensation (net of tax) on fiscal years 2010, 2009 and 2008 is $0.10, $0.08 and $0.11 for both basic and diluted EPS, respectively.

Income Per Share

The Company computes basic net income per common share by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive stock options and restricted stock units, utilizing the treasury stock method.

Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2010	2009	2008
	(In thousands)
Revenues from unaffiliated customers
U.S. operations	$1,682,542	$1,249,286	$1,004,372
Canadian operations	81,255	58,539	64,299

Consolidated	$1,763,797	$1,307,825	$1,068,671

Long-lived assets
U.S. operations	$892,773	$436,024	$419,690
Canadian operations	58,925	54,316	59,317

Consolidated	$951,698	$490,340	$479,007

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

The Company extends credit for tuition to a majority of its students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education (“ED”) requirements. Approximately 89.8%, 88.9% and 80.8% of the Company’s U.S. revenues, on a cash basis, were collected from funds distributed under Title IV Programs of the Higher Education Act of 1965, as amended (the “HEA”) for the years ended June 30, 2010, 2009 and 2008, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which the Company’s students participate. The Company’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status, or termination proceeding which could have a material adverse effect on the Company.

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

Note 2—Discontinued Operations

Fiscal 2008

During the fourth fiscal quarter of 2008, the Company decided to divest the WyoTech Oakland campus. The Company believes that the campus meets the criteria necessary for such an entity to qualify as assets held for sale. During the fourth quarter of fiscal 2009, the Company sold the capital assets of WyoTech Oakland for $0.2 million. Additionally, during the fourth fiscal quarter of 2008, the Company completed the teach-out of its Lynnwood WA, Everett WA, and Atlanta GA campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in the Company’s Consolidated Statements of Operations for all years presented.

The net assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth fiscal quarter of 2008, the Company recorded a charge of approximately $2.6 million, net of income tax benefit of $1.2 million, to accrue future rental payments related to the closed campuses and to reduce the carrying value of the net assets of the Company’s campuses held for sale and closed to estimated fair value, less costs to sell, as of June 30, 2008 (primarily related to the accrued rent of $2.8 million and the impairment of fixed assets in the amount of $1.0 million). Additionally, during the fourth quarter of fiscal 2009 and 2008, the Company recorded an additional reserve of approximately $0.9 million and $2.2 million (net of tax) taken against receivables related to the Atlanta campus, respectively. These charges are reflected as a component of loss from discontinued operations on the Company’s Consolidated Statements of Operations for the year ended June 30, 2008. The Company expects to have no significant continuing involvement with the schools.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company had no activity or balances included in discontinued operations during fiscal 2010.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Detail of Selected Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following:

	As of June 30,
	2010	2009
	(In thousands)
Genesis notes program—interest receivable	$7,757	$2,818
Prepaid rent and facilities	9,307	7,953
Prepaid advertising	8,813	5,008
Course materials	4,218	1,152
Heald acquisition related deferred compensation expense	3,574	—
Income tax refund receivable	—	7,732
Tenant receivable allowance	12,931	387
Prepaid expenses and other current assets	18,097	12,896

	$64,697	$37,946

Property and equipment consist of the following:

	As of June 30,
	2010	2009
	(In thousands)
Furniture and equipment	$170,370	$145,466
Computer hardware and software	170,943	128,401
Leasehold improvements	178,558	145,598
Land	12,318	2,098
Buildings	58,510	38,454

	590,699	460,017
Less—accumulated depreciation and amortization	(292,616)	(232,464)

	$298,083	$227,553

Depreciation expense associated with property and equipment was $58.4 million, $50.5 million and $42.6 million for the years ended June 30, 2010, 2009 and 2008, respectively. The amortization for leasehold improvements included in the totals above, is approximately $18.8 million, $17.0 million and $17.0 million for the years ended June 30, 2010, 2009 and 2008, respectively. The gross cost of assets recorded under capital building leases, included above, totaled approximately $16.6 million for the years ended June 30, 2010 and 2009. The accumulated amortization related to these assets is approximately $6.2 million and $5.3 million as of June 30, 2010 and 2009, respectively. The amortization expense associated with these capital lease assets is included in total depreciation expense.

Other intangibles, net consist of the following:

	As of June 30,
	2010	2009
	(In thousands)
Other Intangibles, net:
Non-amortizable intangibles:
Accreditation	$109,862	$21,852
Trade names	71,532	14,033

Non-amortizable intangibles	$181,394	$35,885

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30,
	2010	2009
	(In thousands)
Amortizable intangibles, net:
Curriculum	$18,977	$17,270
Student Relationships	10,869	575
Other	1,540	1,540

Amortizable intangibles	$31,386	$19,385
Less—accumulated amortization	(23,104)	(16,623)

Amortizable intangibles, net	$8,282	$2,762

Other intangibles, net	$189,676	$38,647

The changes in the carrying amount of goodwill for the year ended June 30, 2010, were as follows (in thousands):

Goodwill balance as of June 30, 2009	$186,644
Currency translation adjustment	3,909
Acquisitions	209,651

Goodwill balance as of June 30, 2010	$400,204

Amortization expense associated with intangibles was $6.4 million, $1.4 million and $1.5 million for the years ended June 30, 2010, 2009 and 2008, respectively. Curriculum is amortized over a range of three to fifteen years. Student relationships are amortized over one year. The total remaining weighted-average amortization period for intangible assets subject to amortization is approximately 1.5 years as of June 30, 2010. Additionally, included in intangible amortization, the Company recognized non-compete agreement expense totaling approximately $0.2 million for the years ended June 30, 2010, 2009 and 2008.

As of June 30, 2010, estimated future amortization expense is as follows (in thousands):

2011	$6,560
2012	776
2013	446
2014	336
2015	164

Total	$8,282

Accrued expenses consist of the following:

	As of June 30,
	2010	2009
	(In thousands)
Accrued advertising	$12,632	$7,560
Accrued legal expenses	952	1,724
Income tax payable	9,189	—
Other	6,516	3,764

	$29,289	$13,048

Note 4—Student Notes Receivable

Historically, the Company had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that the Company pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. The Company has historically referred to these types of loans as “discount loans,” since the Company incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, the Company was not at risk for the amounts agreed to by them and the service providers but were not entitled to any proceeds collected by the service providers in excess of this amount. Therefore the Company has recorded this discount as a reduction to revenue.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This new lending program has characteristics similar to the previous “discount loan” programs. As with the previous discount loan program, under this new Genesis program the Company pays a discount to the origination and servicing provider for any loans purchased by Genesis and records the discount as a reduction to revenue. However, unlike the previous discount loan programs, under the new discount program the Company has both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of the agreement. Since the Company initiated the new discount program, the Company has acquired all of the loans that have been originated. Therefore, the Company is currently exposed to any credit defaults by students but retains all amounts collected from the students under the current program. Additionally, the new discount loan program has also replaced the Company’s legacy loan program, called STAR. The estimated loans funded under the Genesis program, net of estimated refunds, approximates $120.0 million and $120.0 million for the year-ended June 30, 2010 and 2009, respectively. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the years-ended June 30, 2010 and 2009 is net other income (loss) of $3.9 million and ($0.6) million, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

Student notes receivable represent loans that have maturity dates that generally range between 12 months to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest rate currently charged on all new loans is a fixed rate of 6.8% with an origination fee of 1%. Included in the consolidated balance sheet at June 30, 2010 and 2009 is $68.2 million and $41.5 million of notes receivable, respectively. As of June 30, 2010 the estimated unrecognized Genesis note balance is $13.0 million (net of discount). This amount is subject to the Company’s refund policy.

Note 5—Business Acquisitions/Dispositions

Fiscal 2010

On January 4, 2010, Corinthian Colleges, Inc. completed its previously-announced acquisition of Heald, SP PE VII-B Heald Holdings Corp., a Delaware corporation (“SP Holdings”), and SD III-B Heald Holdings Corp., a Delaware corporation (“SD Holdings”; each of SP Holdings and SD Holdings individually, a “Holding Company” and, collectively, the “Holding Companies”). The transaction was completed in accordance with a Securities Purchase and Sale Agreement, dated October 19, 2009 (the “Purchase Agreement”), by and among the Company, Heald, SP Holdings, SD Holdings, the individuals and entities set forth on Exhibit A of the Purchase Agreement (the “Sellers” and, each individually, a “Seller”) and Heald Investment, LLC, a Delaware limited liability company, as the Sellers’ Representative. Pursuant to the Purchase Agreement, the Company acquired all of the limited liability company membership interests in Heald (“Membership Interests”) by purchasing all of the outstanding capital stock of each of the Holding Companies and by purchasing Membership Interests directly from the Sellers, for total consideration of $395 million. The consideration paid was financed via existing cash and borrowings against the Company’s line of credit in the amount of $224 million. The Company believes the acquisition is strategic given the experienced management team, strong operating metrics, regional accreditation and diverse program offerings and through its expertise and financial commitments it will be able to continue to grow the student population and program offerings. The Company has incurred $4.0 million in acquisition related costs which are included in general and administrative expenses in fiscal 2010.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 11 campuses and had approximately 15,447 students at June 30, 2010.

The following is a summary, (in thousands), of the purchase transaction and the related preliminary allocation of the values assigned to the assets acquired and liabilities assumed. Management is in the process of finalizing the valuation of such amounts thus the allocation of the purchase price is subject to refinement. The Company believes that approximately $166.5 million of goodwill will be deductable for tax purposes.

Purchase price	$395,000
Preliminary working capital adjustment	22,172

Total consideration	$417,172

Allocation of purchase price:
Working capital	$24,649
Other long-term assets	9,181
Property, plant and equipment	41,683
Unfavorable lease liability	(6,475)
Deferred tax liability	(7,776)
Intangible assets:
Amortizable intangibles:
Student relationships (estimated useful life is 1 year)	10,294
Curriculum (estimated useful life is 5 years)	1,600
Non-amortizable intangibles:
Accreditation	88,000
Tradename	57,500
Goodwill	198,516

Net assets	$417,172

The following unaudited pro forma financial information presents the results of operations of Corinthian Colleges, Inc. and Heald as if the acquisition had occurred at the beginning of each period presented. Included within revenue and net income within the Consolidated Statement of Operations for the year-ended June 30, 2010 is $121.0 million and $8.1 million, respectively. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

	Year-ended June 30
	2010	2009
	Unaudited	Unaudited
Revenues	$1,863,361	$1,459,622
Income from Continuing Operations	249,501	117,835
Net income	150,425	69,176
Earnings per Share:
Basic	$1.72	$0.80
Diluted	$1.70	$0.79

The Heald acquisition yielded a $10.3 million intangible asset related to student relationships with a useful life of twelve months with actual amortization beginning January 4, 2010 and completing December 31, 2010. The student relationship is amortized on a straight-line basis and included within educational services within the Consolidated Statement of Operations. The actual results for the year-ended June 30, 2010 contain student relationship amortization of $5.2 million. Included within the pro forma information presented within operating income is student relationship amortization of $5.1 million and $10.3 million for years-ended June 30, 2010 and 2009, respectively.

Included within working capital at the date of acquisition was cash of $20.9 million and accounts receivable of $4.6 million, net of an allowance for doubtful accounts of $6.1 million.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included within pro forma net income for the year-ended June 30, 2009 is a gain of $5.5 million net of tax related to the refinancing of debt by Heald which has been included within other income.

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

Note 6—Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2010	June 30, 2009
	(In thousands)
Credit facility obligations, with interest at 4.2% per annum	$284,280	$13,895
Mortgage facility obligations, with interest at 4.0% per annum	15,818	—
Capital lease obligations	14,161	14,663

	314,259	28,558
Less—current portion of credit facility obligations	(730)	—
Less—current portion of capital lease obligations	(525)	(474)

	$313,004	$28,084

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal payments due under the long-term debt arrangements and future minimum lease payments under the capital lease obligations discussed above are as follows:

Fiscal Years Ending June 30,	Capital Lease Obligations	Credit Facility Obligations	Total
	(In thousands)
2011	$1,996	$730	$2,726
2012	2,041	15,088	17,129
2013	2,055	284,280	286,335
2014	2,070	—	2,070
2015	2,070	—	2,070
Thereafter	14,827	—	14,827

	25,059	300,098	325,157
Less—portion representing interest	(10,898)	—	(10,898)

Present value of minimum lease payments	14,161	300,098	314,259
Less—current portion	(525)	(730)	(1,255)

Total	$13,636	$299,368	$313,004

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of June 30, 2010, the Company was in compliance with all of the covenants. As of June 30, 2010, the credit facility had borrowings outstanding of $284.3 million and approximately $26.3 million to support standby letters of credit. A $15.8 million letter of credit was released in July 2010. The third amended and restated credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by the Company’s present and future significant operating subsidiaries. Average daily borrowings outstanding amounted to $57.8 million in fiscal 2010, $25.1 million in fiscal 2009 and $31.8 million in fiscal 2008.

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2009 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate, entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of June 30, 2010 was approximately $15.8 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at June 30, 2010.

Note 7—Common Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2010 and 2009, there were no outstanding shares of preferred stock.

Common Stock

The Company’s issued and outstanding common stock is entitled to one vote per share on all matters.

Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

Employee Stock Purchase Plan

In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the ESPP. At June 30, 2010, employees had purchased 664,448 shares and 1,335,552 shares were still available for purchase under the ESPP.

Stock Options and Restricted Stock Units (“RSUs”)

The Company maintains the Corinthian Colleges, Inc. 1998 Performance Award Plan, as amended, (the “1998 Plan”), which has been approved by the Company’s stockholders. On November 20, 2003, the Company’s stockholders approved the Company’s 2003 Performance Award Plan, an amendment and restatement of which approved by the Company’s stockholders on November 17, 2005 (as amended and restated, the “2003 Plan”), which authorized the issuance by the Company of up to the sum of (a) 11,300,000 additional shares of the Company’s Common Stock, plus (b) the number of any shares subject to stock options granted under the 1998 Plan which expire or for any reason are cancelled or terminated without being exercised after the adoption of the 2003 Plan, plus (c) the number of any shares subject to stock options granted under the 2004 Plan which expire or for any reason are cancelled or terminated without being exercised after the termination of the 2004 Plan. When the 2003 Plan was approved by the Company’s stockholders, the Company’s ability to grant new awards under the 1998 Plan terminated, but did not affect awards then outstanding under the 1998 Plan. On November 17, 2004, the Company’s Board of Directors also approved the Company’s 2004 New Hire Plan (the “2004 Plan”) (the 1998 Plan, the 2003 Plan and the 2004 Plan are collectively referred to as the “Plans”), which authorized the issuance of up to 265,000 additional shares of the Company’s Common Stock, but only as an inducement material to the award recipient’s entering into employment with the Company and only if the recipient was not previously an employee or director of the Company (or following a bona fide period of non-employment). When the 2003 Plan amendment and restatement was approved in November 2005, a resolution was passed by the Board of Directors that terminated the Company’s ability to grant new awards under the 2004 Plan, but did not affect awards then outstanding under the 2004 Plan.

As of June 30, 2010, the number of stock options, stock units, stock appreciation rights or other common stock-based securities available for future grant to directors, officers, employees and other eligible persons were 1,664,992 under the 2003 Plan. Options granted under the Plans were issued at exercise prices ranging from $1.56—$33.83 per share and have expiration dates not longer than 10 years. RSUs can be settled only by delivery of the Company’s Common Stock. Options and RSUs generally vest over a period of one to four years.

In December 2004, the FASB issued accounting guidance that requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the guidance requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements, beginning as of the first interim or annual reporting period beginning after June 15, 2005. Accordingly, the Company adopted this guidance during the first quarter of fiscal 2006 in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the year.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on combining and weighting implied market volatilities and the Company’s historical volatility. The Company uses historical data to estimate forfeitures and years until exercise within the valuation model. The Company’s estimate of forfeitures is adjusted if actual forfeitures differ from its estimates, resulting in the recognition of compensation costs only for those awards that actually vest. If factors change and different assumptions are employed in future periods, the stock-based compensation expense that the Company records may differ from what was recorded in the previous period.

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

	Fiscal Year Ended June 30,
	2010	2009	2008
Risk-free rate	2.4%	3.0%	4.1%
Expected years until exercise	4.7 years	4.9 years	4.4 years
Expected stock volatility	48.2%	53.4%	41%
Expected forfeiture rate	16.8%	15.9%	9.4%
Expected dividends	$—	$—	$—

A summary of the status of the Company’s stock options is presented below:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2009	10,003	$15.00
Stock options granted during the year	1,417	$18.47
Stock options exercised	(845)	$10.43
Forfeitures or expired	(258)	$19.87

Outstanding at June 30, 2010	10,317	$15.73	4.1	$1,218

Exercisable at June 30, 2010	6,418	$15.96	3.4	$1,212

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.85 as of the end of fiscal 2010, which would have been received by the option holders had all option holders exercised their options as of that date. As of the date of exercise, the total intrinsic value of options exercised in fiscal 2010, 2009, and 2008 was $6.6 million, $15.9 million, and $2.4 million, respectively.

The weighted-average fair value of stock options granted during fiscal 2010, 2009, and 2008 was $8.02, $6.52, and $5.49 per share, respectively.

As of June 30, 2010, there was $20.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.05 years. The total fair value of shares vested during fiscal year fiscal 2010, 2009, and 2008, was $ 13.7 million, $11.4 million and $11.2 million, respectively.

During fiscal year 2010, the Company issued 844,801 shares in connection with the exercise of stock options. The stock options exercisable at June 30, 2010, 2009, and 2008 were 6,417,778, 5,991,878, and 6,671,097 respectively.

During fiscal 2010, the Company granted 284,028 RSUs with a weighted average fair value of $18.45. As of June 30, 2010, there were 477,020 RSUs outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuance

At June 30, 2010, the Company has reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of the ESPP and future issuances of stock options under the 2003 Plan (in thousands):

Fiscal Year Ended June 30, 2010
(in thousands)
Reserved for ESPP stock	1,336
Reserved for stock options and RSUs outstanding and available for grant	1,665

Total	3,001

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

The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Fiscal Years Ended June 30,
	2010	2009	2008
	(In thousands)
Basic common shares outstanding	87,696	86,121	84,954
Effects of dilutive securities:
Stock options and restricted stock units	1,011	1,396	1,059

Diluted common shares outstanding	88,707	87,517	86,013

On October 31, 2006, the Company’s Board of Directors approved a share repurchase of up to $50 million of the Company’s common stock. From November 2006 through May 2007, the Company purchased 2,256,638 shares at a total cost of $31.4 million (an average share price of $13.90 per share). No shares were repurchased in fiscal years 2010, 2009 or 2008.

Note 9—Income Taxes

The components of the income tax provision from continuing operations are as follows:

	Fiscal Years Ended June 30,
	2010	2009	2008
	(In thousands)
Current provision
Federal	$102,471	$46,337	$24,881
State	16,423	9,040	1,399

	118,894	55,377	26,280

Deferred provision
Federal	(24,462)	(7,890)	(11,222)
State	(2,244)	(1,783)	(2,371)
Foreign	3,145	311	2,192

	(23,561)	(9,362)	(11,401)

Total provision for income taxes	$95,333	$46,015	$14,879

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual income tax provision differs from the income tax provision from continuing operations computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2010, 2009 and 2008 to income before provision for income taxes as follows:

	Fiscal Years Ended June 30,
	2010	2009	2008
	(In thousands)
Provision at the statutory rate	$84,456	$41,000	$16,710
State income tax provision, net of federal benefit	9,132	4,579	1,684
Change in unrecognized tax benefits	128	97	(1,895)
State credit refund	—	—	(2,862)
Foreign taxes	(132)	(37)	216
Other	1,749	376	1,026

	$95,333	$46,015	$14,879

The components of the Company’s deferred tax asset and liability are as follows:

	As of June 30,
	2010	2009
	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$12,948	$10,655
Accrued vacation	8,129	5,488
State taxes	4,306	1,605
Net operating loss carry forwards	—	250
Workers’ compensation accrual	1,649	1,425
Other	4,629	2,037
Bonus accrual	15,930	10,909

Current deferred tax asset	47,591	32,369
Non-current deferred tax asset (liability):
Deferred rent	515	696
Depreciation	2,673	3,503
Acquisition intangibles	(144)	(189)
Capital assets	—	(161)

Non-current deferred tax asset	3,044	3,849
Notes receivable allowance for doubtful accounts	16,324	9,745
Stock compensation cost	11,932	8,567
Deferred rent	5,389	7,160
Accrued rent	9,111	5,315
Depreciation	(13,766)	(18,922)
Acquisition intangibles	(38,625)	(16,053)
Capital assets	(14,754)	(11,736)
Other	1,781	1,002

Non-current deferred tax liability	(22,608)	(14,922)

Net Deferred Tax Asset	$28,027	$21,296

The Company has acquired various companies which had net operating loss carryovers at acquisition. As of June 30, 2010, substantially all of the federal and state net operating loss carry forwards had been fully utilized. During fiscal 2010, the Company utilized its remaining Canadian non-capital loss carryovers.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s current intent is to re-invest in Canada all earnings from Everest Canada. Accordingly, no deferred taxes have been provided on the Canadian un-remitted earnings.

The Company has tax deductible goodwill in the amount of $179.5 million as of June 30, 2010. During fiscal 2010, 2009 and 2008, $233.8 million, $115.4 million and $42.1 million, respectively, of the Company’s income from continuing operations was generated in the United States.

The Company has adopted the recognition and measurement principles related to tax benefits under ASC 740. Under the standard, the Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this standard has been recorded as a decrease of $2.4 million to retained earnings, an increase of $21.1 million to the net deferred income tax asset and an increase of $23.5 million to income taxes payable as of July 1, 2007.

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest expense and penalties in income tax expense in its Consolidated Statement of Operations. During fiscal 2008, as a result of the settlement of an IRS examination and the filing of a tax accounting method change related to the depreciation on leasehold improvements, the Company reversed $3.5 million of interest on uncertain tax positions. As of June 30, 2010 and 2009, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Financial Position was $0.4 million and $0.3 million, respectively.

During the third quarter of fiscal 2008, the Company settled and closed the IRS examination related to fiscal years 2005 and 2006. The result was a tax payment of less than $0.1 million for 2005 and a refund of taxes for 2006 of $0.3 million. During the second quarter of fiscal 2008, the Company settled and closed the IRS examination related to fiscal 2004 in the amount of $0.7 million, excluding accrued interest of $0.2 million. The Company is also subject to examination in various state and foreign jurisdictions for the 2004-2009 tax years. During June 2010, the IRS contacted the Company regarding an examination of fiscal 2008 and 2009. The Company believes it has adequately provided for the tax obligations related to these years.

As of June 30, 2010, 2009, and 2008 the total amount of unrecognized tax benefits was $3.4 million, $0.7 million, and $3.1 million, respectively. As of June 30, 2010, 2009, and 2008, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized is $2.7 million, $0.4 million, and $0.4 million, respectively. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is approximately $2.0 million.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Fiscal years ended June 30,
	2010	2009	2008
Balances at beginning of year	$658	$3,076	$20,988
Increase (decrease) in unrecognized tax benefits	2,779	(2,468)	(17,912)
Other	—	50	—

Balances at end of year	$3,437	$658	$3,076

Excluding the benefit of the reversal of interest on uncertain tax positions in fiscal 2008, the Company’s effective rate from continuing operations for fiscal 2008 would have been 35.9%.

Note 10—Impairment, Facility Closing, and Severance Charges

There were no impairment charges in fiscal 2010. In fiscal 2009, the Company incurred impairment and severance charges of $4.4 million. Of that amount, approximately $2.5 million is related to a loss on student loan receivables associated with the Marietta and Jonesboro, Georgia campuses. These schools were branches of the Atlanta, Georgia campus during a portion of the previous fiscal year. Due to accreditation issues, the Atlanta campus was closed during fiscal 2008 and placed in discontinued operations. In addition, the Company recorded a severance charge of $1.9 million.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of the charges and the related balance sheet accounts for fiscal year 2010 and 2009 were as follows (in thousands):

	Receivables Write-off	Severance and Benefits	Facility Related	Total
Balance at June 30, 2008	$—	$209	$2,041	$2,250
Charges	2,500	1,878	—	4,378
Adjustments	—	—	(66)	(66)
Cash payments	—	(1,393)	(858)	(2,251)
Asset writedowns	(2,500)	—	—	(2,500)

Balance at June 30, 2009	$—	$694	$1,117	$1,811
Adjustments*	—	—	859	859
Cash payments	—	(694)	(746)	(1,440)

Balance at June 30, 2010	$—	$—	$1,230	$1,230

*	During the prior year the amount was included within discontinued operations as a liability held for sale.

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

Operating Leases
(In thousands)
2011	$98,750
2012	91,764
2013	83,522
2014	70,668
2015	57,556
Thereafter	233,593

$635,853

Lease expense (facility and equipment) for the fiscal years ended June 30, 2010, 2009 and 2008 amounted to $86.4 million, $75.5 million and $73.5 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying Consolidated Statements of Operations.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni, and against the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the initial federal securities class action complaints filed at the same time. The Collet and Davila cases have now been consolidated into one action. A memorandum of understanding was executed by the parties resolving these cases, pending court approval, for an immaterial amount of attorneys’ fees to be paid by the Company’s directors’ and officers’ insurance carrier to the plaintiffs’ lawyers, and with the Company agreeing to certain corporate governance matters. On October 29, 2009, the Court denied the parties’ motion for approval of the settlement, but the parties continue to explore avenues to resolve this matter.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition names thirteen former students of three Dallas-area Everest campuses as plaintiffs and does not seek certification as a class action. The plaintiffs allege violations of Texas’ Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs seek recovery of compensatory and exemplary damages and attorneys’ fees. The action has been ordered to arbitration where individual arbitration demands have been filed. The plaintiffs’ attorneys have also informed us of nearly one hundred additional current or former students they claim to represent, and upon whose behalf they may file arbitration or litigation claims. The Company believes the allegations are without merit and intends to vigorously defend itself.

On November 17, 2008, an action captioned Mary Credille and Roger Madden, on behalf of all similarly situated current and former employees, v. Corinthian Colleges et al., was filed in the U.S. District Court for the Northern District of Illinois. The two named plaintiffs are former employees of the Company’s Chicago campus, and allege failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. Plaintiff Credille has voluntarily dismissed her claims against the Company. On December 8, 2009, the Court granted Plaintiff Madden’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Chicago campus who also satisfy additional requirements. It is unknown whether any, or how many, of the prospective participants, estimated to be around 50 current and former employees, will choose to “opt in” to participate in the lawsuit. To date, we are aware of only one additional former employee who has elected to opt in to the lawsuit. The Company intends to challenge the conditional certification at the second stage of the certification process. The Company believes the allegations are without merit and intends to vigorously defend itself.

On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company’s Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre- and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. On July 26, 2010, the Court ordered the matter to binding arbitration. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

On December 17, 2009, an action captioned Mancuso, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc and Corinthian Colleges, Inc, was filed in the U.S. District Court for the Southern District of Florida. The named plaintiff is an admissions representative of the Company’s Pompano Beach campus, and alleges failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. On June 24, 2010, the Court granted Plaintiff’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Pompano Beach campus who also satisfy additional requirements. The plaintiff has also filed a motion requesting the Court to broaden the collective action from the Pompano campus to all admissions representatives at every campus nationwide. The Company is opposing this motion. It is unknown whether any, or how many, of the prospective participants will choose to “opt in” to participate in the lawsuit. The Company intends to challenge the conditional certification of the Pompano Beach campus at the second stage of the certification process. The Company believes the allegations are without merit and intends to defend itself vigorously.

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

As of June 30, 2010, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims,

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 12—Employee Benefit Plans

The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). Employees classified as “regular” status as defined and who are regularly scheduled to work at least 30 hours per week (20 hours per week for instructors) are eligible to participate in the Plan beginning the first of the month following one month of employment. Company contributions begin the first of the month following 12 months of employment and 1,000 hours worked. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period from the date of employment. Company contributions to the plan were approximately $7.1 million, $5.1 million and $3.6 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED and certified as eligible by the ED. The ED will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the ED on an ongoing basis. As of June 30, 2010, management believes the Company’s institutions were in compliance with the applicable regulations in all material respects.

From time to time certain of the Company’s institutions have been the subject of program reviews by ED. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, ED conducted site visits at the Company’s campuses in Fremont, CA, Reseda, CA, Tampa, FL (including its additional locations in Orange Park and Brandon, FL and its online operations), Gardena, CA and the online division of Everest College Phoenix. Also, in July 2010, ED conducted a site visit at the Company’s campus in Colorado Springs, CO, and, in August 2010, ED announced another site visit for the online operations of the Tampa, FL Campus. Site visits are the first step in the program review process. ED then prepares a program review report, the institution has the opportunity to respond, and ED issues a Final Program Review Determination, which may be appealed. The Company has received Final Determination letters regarding ED’s program reviews at the Reseda, CA campus, the Gardena, CA campus, the Tampa campuses and the Tampa online operations (with respect to the first site visit in the first quarter of fiscal 2009), all of which contained no material adverse findings and imposed no fines, penalties, or other liabilities. The Company has not yet received a program review report with respect to the site visit at the Fremont, CA and Colorado Springs, CO campuses, or the announced, but not yet complete, site visit to the Tampa online operation.

In April 2010, the Company received ED’s program review report (the “Report”) for Everest College Phoenix, including the online division and the two ground campuses in Phoenix and Mesa, AZ. Everest College Phoenix had a total of 5,774 students in these three operations as of June 30, 2010. The Report maintains that Everest College Phoenix has failed to make students aware of the total amounts of financial aid for which they were entitled, failed to accurately inform students of the program costs, and delayed disbursements of Title IV funds. The Report also contains findings regarding inadequate documentation, verification and availability of records for ED review, and the failure to make certain disbursements. In the Report, ED characterizes certain of these findings as misrepresentations by Everest College Phoenix to its students, as a breach of fiduciary duty and as evidencing an intentional evasion of the 90/10 requirements. The Company disagrees with these characterizations. The Company is in the process of conducting a factual investigation of the findings as well as responding to ED’s requests for additional information with respect to certain of the findings. Based upon the Company’s investigation and responses to date, we believe the Company has a reasonable basis to dispute certain of the findings. The Company has addressed the differences with respect to certain of the findings in an initial submission to ED, and it intends to address other findings in a subsequent submission to ED. The Company will continue to cooperate fully with ED in its review.

ED will review the Company’s response to the Report and ultimately will issue a Final Determination letter regarding the program review, setting forth its final findings as well as the action it intends to take based on those findings. If ED were to make significant findings of non-compliance in its Final Determination letter, it could result in the imposition of significant fines, penalties or other liabilities on Everest College Phoenix, including, without limitation, an action against Everest College Phoenix on the limitation, suspension or termination of its participation in Title IV programs, any of which could have a material adverse effect on the business, results of operations or financial condition. The Company is unable to predict when ED will complete its review, as program reviews may often take several months or years to reach final resolution.

The Company is continuing to cooperate with all of the outstanding program reviews. The Company does not believe that any of its currently pending program reviews with the ED are reasonably likely to have a material adverse effect on the Company. However, if the ED were to make significant findings of non-compliance by any of the Company’s schools in any ongoing or future program review, it could have a material adverse effect on the business, results of operations or financial condition.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 1, 2009, the Company received notification from The Higher Learning Commission-A Commission of the North Central Association of Colleges and Schools (“HLC”) that Everest College Phoenix had been placed on probation. Everest College Phoenix consists of two ground campuses and an online learning division. On May 1, 2009, the Company’s Everest College Phoenix received notification from HLC that it had been placed on probation. At June 30, 2010, the combined enrollment for Everest College Phoenix was 5,774 students, and combined revenue was approximately 5.8% of the Company’s total net revenues for the fiscal year ended June 30, 2010. The probation action was initiated primarily related to governance issues and questions about the institutions autonomy with respect to Corinthian’s ownership and control of the institution. The institution has made numerous changes to comply with HLC’s accreditation criteria and is committed to continuing this process to resolve HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. On May 17-19, 2010, Everest College Phoenix hosted an HLC evaluation team to verify whether these changes have occurred and effectively meet HLC’s standards. In its Report on a Comprehensive Evaluation Visit dated August 19, 2010, the evaluation team noted that while there have been some positive developments, deficiencies in the institution’s compliance with HLC’s accreditation criteria remained unresolved. The evaluation team concluded that adverse action by HLC was warranted, and recommended withdrawal of accreditation of Everest College Phoenix. The Company disagrees with these conclusions and intends to contest the Evaluation Team’s report and recommendations before the Commission. The Company cannot predict the outcome of this matter with certainty. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily resolve its probation with HLC could have a material adverse effect on the business, results of operations and financial condition.

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

The ED calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the ED’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the ED in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs. At June 30, 2010, all of the Company’s U.S. institutions and the Company on a consolidated basis satisfied each of the ED’s standards of financial responsibility.

For fiscal 2010, the Company’s calculations reflect that all of the Company’s schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. For purposes of performing such calculations on an individual school basis, the Company makes certain allocations of corporate cash to the individual campuses. Also, the Company, on a consolidated basis, meets the requirements with a composite score of 1.7.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required for regulatory reporting with ED, for fiscal 2010, approximately 81.9% of the Company’s revenues (on a cash basis) were derived from federal Title IV programs. For fiscal 2010 the Company had $1,224.3 million of Title IV cash receipts and $271.4 of Non-Title IV cash receipts, each in the United States as calculated pursuant to ED regulations.

As of June 30, 2010, nine of the Company’s colleges were on reporting to their respective accrediting agencies, primarily with respect to the completion, retention, and/or placement rates of their students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. The Company is working to improve these retention and placement rates in the identified programs at these schools.

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

Note 14—Selected Quarterly Financial Summary (Unaudited)

	Fiscal Quarters				Fiscal Year
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Fiscal 2010
Net revenues	$388,471	$414,308	$478,274	$482,744	$1,763,797
Income from operations	53,890	64,798	66,427	55,630	240,745
Net income	32,914	39,401	39,806	33,850	145,971
Income per share (1):
Basic	$0.38	$0.45	$0.45	$0.38	$1.66
Diluted	$0.37	$0.44	$0.45	$0.38	$1.65
Fiscal 2009
Net revenues	$289,581	$318,288	$346,443	$353,513	$1,307,825
Income from continuing operations	5,706	15,454	25,306	24,662	71,128
(Loss) from discontinued operations	(220)	(374)	(304)	(1,470)	(2,368)
Net income	5,486	15,080	25,002	23,192	68,760
Income per share (1):
Basic	$0.06	$0.18	$0.29	$0.27	$0.80
Diluted	$0.06	$0.17	$0.28	$0.26	$0.79
Fiscal 2008
Net revenues (2)	$244,467	$270,253	$279,918	$274,033	$1,068,671
Income from continuing operations (2)	4,319	9,527	14,255	4,764	32,865
(Loss) from discontinued operations (2)	(2,366)	(1,415)	(2,433)	(5,384)	(11,598)
Net income	1,953	8,112	11,822	(620)	21,267
Income per share (1):
Basic	$0.02	$0.10	$0.14	$0.01	$0.25
Diluted	$0.02	$0.10	$0.14	$0.01	$0.25

(1)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share may not agree with the annual earnings per share amount for the corresponding year.
(2)	Amounts prior to fourth quarter of 2008 reflected in the table above differ from previously filed quarterly reports. During the fourth quarter of 2008 the Company began to classify the results of operations related to specific campuses closed or held for sale as discontinued operations. See Note 2 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion of the Company’s discontinued operations.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Statement of Operations	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2008	$22,721	$68,347	$(51,759)	$39,309
Year ended June 30, 2009	39,309	111,723	(125,616)	25,416
Year ended June 30, 2010	25,416	96,565	(94,448)	27,533
Student notes receivable:
Year ended June 30, 2008	$3,450	$5,640	$(30)	$9,060
Year ended June 30, 2009	9,060	45,785	(25,667)	29,178
Year ended June 30, 2010	29,178	67,023	(35,366)	60,835

Note 16—Subsequent Events

The U.S. Department of Education surrendered and released a Heald College, LLC $15.8 million Standby Letter of Credit effective July 6, 2010.

The Board of Directors of Corinthian approved a stock repurchase program during July 2010 under which the Company may purchase up to $200 million of its common stock. The Board approved the stock repurchase plan because it believes the current and recent valuation of the Company’s stock provides the opportunity for an attractive return on investment. The Company has not repurchased any shares of its common stock during the last twelve months.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010. The effectiveness of internal control over financial reporting as of June 30, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

As of June 30, 2010 we excluded from our assessment of our effectiveness of the Company’s internal control over financial reporting the internal controls of Heald, which was acquired by us on January 4, 2010. Heald is included in the 2010 consolidated financial statements of Corinthian Colleges, Inc. As of June 30, 2010, Heald constituted $89.1 million of total assets and $23.5 million of net assets, excluding intangible assets of $351.0 million. For the year ended June 30, 2010, Heald constituted $121.0 million and $8.1 million of revenue and net income, respectively. We will include the internal controls of Heald in our assessment of the effectiveness of our internal control over financial reporting for fiscal 2011.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Directors and Executive Officers

Certain information in response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2010. Information regarding executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

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

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K will be included in the Company’s 2010 Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2010, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules.

Our consolidated financial statements are included in Part II, Item 8, of this Form 10-K. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require the submission of such schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Incorporation Reference
2.1+	Securities Purchase and Sale Agreement, dated as of October 19, 2009, by and among the Company, Heald Capital, LLC, SP PE VII-B Heald Holdings Corp., SD III-B Heald Holdings Corp., the individuals and entities set forth on Exhibit A thereto and Heald Investment, LLC, as the Sellers’ Representative	(a)

3.1+	Amended and Restated Certificate of Incorporation	(b)

3.2+	Amended and Restated Bylaws of the Company	(c)

10.52+	1998 Performance Award Plan of the Company	(d)

10.53+	Executive Deferral Plan of the Company	(e)

10.54+	Form of Director Stock Option Agreement under the 2003 Performance Award Plan of the Company	(f)

10.55+	Form of Incentive Stock Option Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(g)

10.56+	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(h)

10.57+	2004 New-Hire Award Plan of the Company	(i)

10.58+	Form of Option Agreement under the 2004 New-Hire Award Plan of the Company	(j)

10.59+	Form of Restricted Stock Unit Award Agreement under the 2004 New-Hire Award Plan of the Company	(k)

10.60+	Amendment 2005-1 to the 2004 New-Hire Award Plan of the Company	(l)

10.61+	Third Amended and Restated Credit Agreement dated as of September 30, 2009, by and among the Company, Everest Colleges Canada, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, U.S. Bank National Association, as Syndication Agent, Union Bank, N.A, as Documentation Agent, and each Lender from time to time party thereto. Banc of America Securities LLC and U.S. Bank National Association acted as Joint Lead Arrangers and Joint Book Managers	(m)

10.62+	Form of Lock-Up Agreement between the Company and each of the officers of the Company with the title of Division President, Vice President, Senior Vice President, Executive Vice President, Chief Executive Officer or Chairman of the Board, each entered into as of June 30, 2006	(n)

10.63	Description of Compensation Arrangements with Non-Employee Members of the Company’s Board of Directors

10.64+	Form of Stock Option Agreement Amendment between the Company and each of its Directors	(o)

Exhibit Number	Description of Exhibit	Incorporation Reference
10.65+	2003 Performance Award Plan of the Company, as amended and restated	(p)

10.66+	Form of Non-Qualified Stock Option Agreement issued to certain executive officers under the 2003 Performance Award Plan	(q)

10.67+	Form of Employment Agreement amended and restated as of August 21, 2007, by and between the Company and Jack D. Massimino	(r)

10.68+	Form of performance-related Nonqualified Stock Option Agreement to be entered into between the Company and Jack D. Massimino under the 2003 Performance Award Plan	(s)

10.69+	Form of Restricted Stock Unit Award Agreement under the 2003 Performance Award Plan of the Company	(t)

10.70+	Form of Director Stock Unit Award Notice under the 2003 Performance Award Plan of the Company	(u)

10.71+	Form of Employment Agreement amended and restated as of March 17, 2008, by and between the Company and each of Peter Waller, Kenneth Ord, Beth Wilson and Mark Pelesh	(v)

10.72+	Form of Executive Bonus Plan under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers	(w)

10.73+	Form of Executive Bonus Plan Schedule under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers	(x)

10.74+	Deferred Compensation Plan of the Company	(y)

10.75+	Form of Employment Agreement between the Company and certain of its officers, including Matthew Ouimet, the Company’s President and Chief Operating Officer	(z)

10.76+	Amended and Restated Credit Agreement, dated as of March 31, 2010, by and among Heald Real Estate, LLC, as the borrower, the Company, as the parent, and each other Guarantor party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent for the lenders	(aa)

10.77+	Continuing and Unconditional Guaranty executed by the Company on January 4, 2010	(bb)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with the Securities and Exchange Commission as set forth in the following table:
(a)	Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2009.
(b)	Incorporated by reference to Appendix A of the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 8, 2008.
(c)	Incorporated by reference to Exhibit 3.2 of the Report on Form 8-K as filed with the Securities and Exchange Commission on August 21, 2008.
(d)	Incorporated by reference to the like-numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.
(e)	Incorporated by reference to Exhibit 4 of the Company’s Form S-8 filed with the Securities and Exchange Commission on August 3, 2004.
(f)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.
(g)	Incorporated by Reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.

(h)	Incorporated by Reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.
(i)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(j)	Incorporated by Reference to Exhibit 10.2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(k)	Incorporated by Reference to Exhibit 10.2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.
(l)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.
(m)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2009.
(n)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.
(o)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.
(p)	Incorporated by Reference as Appendix A to the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 14, 2005.
(q)	Incorporated by Reference to the like-numbered exhibit of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2006.
(r)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2007.
(s)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2007.
(t)	Incorporated by Reference to Exhibit 10.75 of the Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2007.
(u)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008.
(v)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008.
(w)	Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2010.
(x)	Incorporated by Reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2010.
(y)	Incorporated by reference to Exhibit 10.74 of the Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2009.
(z)	Incorporated by reference to Exhibit 10.75 of the Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2009.
(aa)	Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(bb)	Incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2010.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/s/ PETER C. WALLER	By:	/s/ KENNETH S. ORD	By:	/s/ ROBERT C. OWEN
	Peter C. Waller Chief Executive Officer, (Principal Executive Officer) August 20, 2010		Kenneth S. Ord Executive Vice President and Chief Financial Officer (Principal Financial Officer) August 20, 2010		Robert C. Owen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer) August 20, 2010

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

Signature	Title	Date

/S/ JACK D. MASSIMINO Jack D. Massimino	Executive Chairman of the Board	August 20, 2010

/S/ PETER WALLER Peter Waller	Chief Executive Officer, Director (Principal Executive Officer)	August 20, 2010

/S/ PAUL ST. PIERRE Paul St. Pierre	Director	August 20, 2010

/S/ LINDA AREY SKLADANY Linda Arey Skladany	Director	August 20, 2010

/S/ HANK ADLER Hank Adler	Director	August 20, 2010

/S/ ROBERT LEE Robert Lee	Director	August 20, 2010

/S/ TIM SULLIVAN Tim Sullivan	Director	August 20, 2010

/S/ JOHN DIONISIO John Dionisio	Director	August 20, 2010

/S/ ALICE T. KANE Alice T. Kane	Director	August 20, 2010

/S/ TERRY O. HARTSHORN Terry O. Hartshorn	Director	August 20, 2010