Form 10-Q
period 2010-09-30
CORINTHIAN COLLEGES INC
filed 2010-11-03
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

At October 29, 2010, there were 84,382,798 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010	June 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,125	$209,165
Accounts receivable, net of allowance for doubtful accounts of $31,151 and $27,533 at September 30, 2010 and June 30, 2010, respectively	109,145	95,526
Student notes receivable, net of allowance for doubtful accounts of $14,782 and $18,496 at September 30, 2010 and June 30, 2010, respectively	18,144	20,743
Deferred income taxes	47,593	47,591
Prepaid expenses and other current assets	66,141	64,697

Total current assets	279,148	437,722
PROPERTY AND EQUIPMENT, net	314,782	298,083
OTHER ASSETS:
Goodwill, net	400,133	400,204
Other intangibles, net	186,755	189,676
Student notes receivable, net of allowance for doubtful accounts of $48,866 and $42,339 at September 30, 2010 and June 30, 2010, respectively	56,997	47,480
Deposits and other assets	12,002	13,211
Deferred income taxes	3,102	3,044

TOTAL ASSETS	$1,252,919	$1,389,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,458	$74,906
Accrued compensation and related liabilities	76,770	110,972
Accrued expenses	42,500	29,289
Prepaid tuition	77,106	80,889
Current portion of capital lease obligations	549	525
Current portion of long-term debt	730	730

Total current liabilities	273,113	297,311
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	13,477	13,636
LONG-TERM DEBT, net of current portion	174,119	299,368
DEFERRED INCOME TAXES	22,608	22,608
OTHER LONG-TERM LIABILITIES	64,735	65,463
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 90,557 shares issued and 84,641 shares outstanding at September 30, 2010 and 90,386 shares issued and 88,129 shares outstanding at June 30, 2010	9	9
Additional paid-in capital	235,780	232,623
Treasury stock	(54,540)	(31,368)
Retained earnings	522,277	489,168
Accumulated other comprehensive income	1,341	602

Total stockholders’ equity	704,867	691,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,252,919	$1,389,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
NET REVENUES	$501,744	$388,471
OPERATING EXPENSES:
Educational services (including bad debt expense of $27,123 and $25,004 for the quarters ended September 30, 2010 and 2009, respectively)	285,767	215,013
General and administrative	55,718	39,464
Marketing and admissions	104,199	80,104

Total operating expenses	445,684	334,581

INCOME FROM OPERATIONS	56,060	53,890
Interest (income)	(233)	(300)
Interest expense	2,145	504
Other (income) expense, net	(578)	(1,159)

INCOME BEFORE PROVISION FOR INCOME TAXES	54,726	54,845
Provision for income taxes	21,617	21,931

NET INCOME	$33,109	$32,914

Income per common share:
Basic	$0.38	$0.38

Diluted	$0.38	$0.37

Weighted average number of common shares outstanding:
Basic	87,948	87,264

Diluted	88,005	88,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,109	$32,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,825	13,954
Stock based compensation	2,712	2,719
Loss on disposal of assets	456	243
Changes in assets and liabilities:
Accounts receivable, net	(13,554)	4,789
Student notes receivable, net	(6,918)	(5,512)
Prepaid expenses and other assets	2,062	8,397
Accounts payable	(5,862)	5,728
Accrued expenses and other liabilities	(31,396)	(20,053)
Income taxes payable	11,519	12,583
Prepaid tuition	(3,969)	24,178
Other long-term liabilities	(3,449)	721

Net cash provided by operating activities	4,535	80,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,851)	(14,265)

Net cash used in investing activities	(33,851)	(14,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	220,000	8,145
Principal repayments on capital lease obligations and long-term debt	(345,646)	(14,592)
Proceeds from exercise of stock options and employee stock purchase plan	590	4,821
Purchase of treasury stock	(16,822)	—

Net cash (used in) financing activities	(141,878)	(1,626)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	154	302

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(171,040)	65,072
CASH AND CASH EQUIVALENTS, beginning of period	209,165	160,276

CASH AND CASH EQUIVALENTS, end of period	$38,125	$225,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$10,045	$1,641

Interest paid, net of capitalized interest	$1,537	$553

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of September 30, 2010, the Company had 113,818 students and operated 103 schools in 25 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, business, technology, and criminal justice. The Company also offers exclusively online degrees, primarily in business and criminal justice.

On January 4, 2010 the Company completed its acquisition of Heald Capital, LLC, a Delaware limited liability company (“Heald”) for consideration of $395 million. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 12 campuses and its results are included in the Condensed Consolidated Financial Statements from the date of acquisition.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2010 consolidated financial statements of the Company included in the Company’s 2010 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011.

The unaudited condensed consolidated financial statements as of September 30, 2010 and for the three months ended September 30, 2010 and 2009 and the audited condensed consolidated financial statements as of June 30, 2010 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

September 30, 2010

The Company estimates fair value using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at September 30, 2010. In addition, the carrying value of all borrowings approximates fair value at September 30, 2010.

Note 2—Weighted Average Number of Common Shares Outstanding

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income per common share for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	2009
Basic common shares outstanding	87,948	87,264
Effects of dilutive securities:
Stock options and restricted stock units	57	1,370

Diluted common shares outstanding	88,005	88,634

During the three months period ended September 30, 2010, the Company issued approximately 0.1 million shares of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. Corinthian plans to repurchase shares on the open market or in private transactions from time to time, depending on the company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of September 30, 2010 the Company had repurchased 3,659,400 shares at an average price of $6.33.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 12 campuses and had 17,427 students at September 30, 2010.

The following unaudited pro forma financial information presents the results of operations of Corinthian Colleges, Inc. and Heald for the three months ended September 30, 2009, as if the acquisition had occurred on July 1, 2009. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

Unaudited
Pro Forma
Three Months Ended September 30,
2009
Revenues	$437,841
Operating income	60,069
Net income	35,889
Earnings per Share:
Basic:	$0.41
Diluted:	$0.40

The Heald acquisition yielded a $10.3 million intangible asset related to student contracts with a useful life of twelve months with actual amortization beginning January 4, 2010 and completing December 31, 2010. The student contract is amortized on a straight-line basis and included within educational services within the Condensed Consolidated Statement of Operations. The actual results for the three months ending September 30, 2010 contain student contract amortization of $2.6 million. Included within the pro forma information presented within operating income is student contract amortization of $2.6 million for the three months ending September 30, 2009.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

Note 4—Long-Term Debt and Capital Lease Obligations

As of September 30, 2010, long-term debt consisted of the following:

	September 30, 2010	June 30, 2010
	(unaudited)
	(In thousands)
Credit facility obligations, with interest at 3.0% per annum	$159,213	$284,280
Mortgage facility obligations, with interest at 4.0% per annum	15,636	15,818
Capital lease obligations	14,026	14,161

	188,875	314,259
Less—current portion of credit facility obligations	(730)	(730)
Less—current portion of capital lease obligations	(549)	(525)

	$187,596	$313,004

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of September 30, 2010, the Company was in compliance with all of the covenants. As of September 30, 2010, the credit facility had borrowings outstanding of $159.2 million and approximately $10.8 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by the Company’s present and future significant operating subsidiaries.

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2009 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate, entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of September 30, 2010 was approximately $15.6 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at September 30, 2010.

Note 5—Comprehensive Income

Comprehensive income is defined as the total of net income and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income for the three month period ended September 30, 2010 and 2009 (in thousands, unaudited):

	Three Months Ended September 30,
	2010	2009
Net income	$33,109	$32,914
Foreign currency translation adjustments	708	2,209
Post employment benefits	30	30

Comprehensive income	$33,847	$35,153

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

Note 6—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$484,504	$370,004
Canadian operations	17,240	18,467

Consolidated	$501,744	$388,471

	September 30, 2010	June 30, 2010
	(unaudited)
Long-lived assets
U.S. operations	$915,087	$892,773
Canadian operations	58,684	58,925

Consolidated	$973,771	$951,698

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 7—Commitments and Contingencies

Legal Matters

In the ordinary conduct of its business, the Company and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students, employment-related matters, business disputes and regulatory demands. In some of the lawsuits and arbitrations pending against the Company, including matters not presently deemed to be material and which are not disclosed below, the plaintiffs seek certification of the matter as a class action or collective action in order to represent other similarly-situated persons. Except as disclosed below, none of the matters currently pending against the Company in which plaintiffs seek class certification has yet been certified as a class action or collective action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the matters threatened or pending against the Company, including those disclosed below, will not have a material adverse effect on the Company’s financial condition or results of operations.

Between July 21, 2004 and July 23, 2004, two derivative actions captioned Collet, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., and Davila, Derivatively on behalf of Corinthian Colleges, Inc., v. David Moore, et al., were filed in the Orange County California Superior Court against David Moore, Dennis Beal, Dennis Devereux, Beth Wilson, Mary Barry, Stan Mortensen, Bruce Deyong, Loyal Wilson, Jack Massimino, Linda Skladany, Paul St. Pierre, Michael Berry, and Anthony Digiovanni, and against the Company as a nominal defendant. Each individual defendant is one of the Company’s current or former officers and/or directors. The lawsuits allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California corporations’ code, essentially based on the same allegations of conduct complained of in the initial federal securities class action complaints filed at the same time. The Collet and Davila cases have now been consolidated into one action. A memorandum of understanding was executed by the parties resolving these cases, pending court approval, for an immaterial amount of attorneys’ fees to be paid by the Company’s directors’ and officers’ insurance carrier to the plaintiffs’ lawyers, and with the Company agreeing to certain corporate governance matters. On October 29, 2009, the Court denied the parties’ motion for approval of the settlement. On September 20, 2010, the plaintiffs dismissed these cases with prejudice, and the Company’s insurer agreed to pay the plaintiffs’ lawyers fees and costs for the action in connection with such dismissal.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and the Company is opposing that appeal. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously in these matters.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition names thirteen former students of three Dallas-area Everest campuses as plaintiffs and does not seek certification as a class action. The plaintiffs allege violations of Texas’ Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs seek recovery of compensatory and exemplary damages and attorneys’ fees. The action has been ordered to arbitration where individual arbitration demands have been filed. The plaintiffs’ attorneys have also informed us they represent a total of approximately one hundred and fifty current or former students upon whose behalf they may file litigation or arbitration demands, and they recently filed arbitration demands with respect to an additional forty-one students. The Company believes the allegations are without merit and intends to vigorously defend itself.

On November 17, 2008, an action captioned Mary Credille and Roger Madden, on behalf of all similarly situated current and former employees, v. Corinthian Colleges et al., was filed in the U.S. District Court for the Northern District of Illinois. The two named plaintiffs are former employees of the Company’s Chicago campus, and allege failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. Plaintiff Credille has voluntarily dismissed her claims against the Company. On December 8, 2009, the Court granted Plaintiff Madden’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Chicago campus who also satisfy additional requirements. A notice has been sent to current and former employees at the Chicago campus, and the time period for such persons to “opt in” to participate in the lawsuit has expired. A total of three former employees have elected to opt in to the lawsuit. The Company intends to challenge the conditional certification at the second stage of the certification process. The Company believes the allegations are without merit and intends to vigorously defend itself.

On December 17, 2009, an action captioned Mancuso, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc and Corinthian Colleges, Inc, was filed in the U.S. District Court for the Southern District of Florida. The named plaintiff is an admissions representative of the Company’s Pompano Beach campus, and alleges failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. On June 24, 2010, the Court granted Plaintiff’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Pompano Beach campus who also satisfy additional requirements. The plaintiff also filed a motion requesting the Court to broaden the collective action from the Pompano campus to all admissions representatives at every campus nationwide, but the Court denied that motion. It is unknown whether any, or how many, of the prospective participants will choose to “opt in” to participate in the lawsuit. The Company intends to challenge the conditional certification of the Pompano Beach campus at the second stage of the certification process. The Company believes the allegations are without merit and intends to defend itself vigorously.

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

On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively virtually identical to the Karam complaint. The Company believes the complaints are without merit and intends to defend itself and its current and former officers vigorously.

On September 24, 2010, a putative class action complaint captioned Chelsi Miller, Daniel Marty and Christie Cotton, on behalf of themselves and all persons similarly situated v. Corinthian Colleges, Inc, et al. was filed in the Third Judicial District of Utah State Court. The named plaintiffs are former students of the Company’s Everest College in Salt Lake City, Utah, and seek to represent a class of all persons who completed courses and/or received credits from Everest College in Salt Lake City during the four year period ending on the date the action was filed. The complaint alleges that the Company made fraudulent and negligent misrepresentations and violated the Utah Sales and Consumer Practices Act in connection with statements to students about accreditation and transfers of credit and the amount of costs and fees. The plaintiffs seeks an order certifying a class, declaration that the arbitration provisions in the plaintiffs’ enrollment agreements are unconscionable, injunctive relief, restitution, disgorgement and other injunctive relief, imposition of a constructive trust, actual and punitive damages, pre- and post-judgment interest and attorneys’ fees and costs of suit. The Company has removed the case to federal court and has filed a motion to compel arbitration. The Company believes the complaint is without merit and intends to defend itself vigorously.

On October 19, 2010, the Company became aware of news stories which reported that the Florida Attorney General’s Office (the “FL AG’s Office”) has begun an investigation into five private sector education companies in Florida, including the Company, seeking information on potential misrepresentations in financial aid, recruitment and other areas. On October 21, 2010, the Company received a subpoena from the FL AG’s Office seeking a wide range of documents from January 1, 2006 to the present. The Company intends to cooperate with the investigation.

Also on October 19, 2010, a shareholder derivative complaint captioned David Realty Company, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company’s Board of Directors, plus Ken Ord and Matt Ouimet, both of whom are current or former officers of the Company, and against the Company as a nominal defendant. On October 22, 2010, a second shareholder derivative complaint captioned Jake Vale, derivatively on behalf of Corinthian Colleges, Inc., v. Paul St. Pierre, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company’s Board of Directors, plus Ken Ord, and against the Company as a nominal defendant. Both derivative complaints are based on factual allegations similar to those alleged in the Jimmy Elias Karam federal securities complaint identified above. The David Realty Company complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, and breach of fiduciary duty for insider selling and misappropriation of information; the Vale complaint asserts causes of action for violation of Section 14(a) of the 1934 Exchange Act, breach of fiduciary duty, unjust enrichment, and indemnification and contribution. The Company and the individual defendants believe the complaint is without merit, and the Company intends to defend this matter vigorously.

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

As of September 30, 2010, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 8—New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial condition or results of operations.

Note 9—Income Taxes

The Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are now reported as a component of income tax expense. As of September 30, 2010 and June 30, 2010, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Operations was $0.4 million.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

As of September 30, 2010 and June 30, 2010, the total amount of unrecognized tax benefits was $3.4 million. As of September 30, 2010 and June 30, 2010, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $2.7 million. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is approximately $2.0 million.

The Company’s effective tax rate for the three months ended September 30, 2010 was 39.5% compared to 40.0% for the three months ended September 30, 2010.

Note 10—Subsequent Events

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

In connection with receipt of federal financial aid by the Company’s students, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting agencies. Compliance with the regulations promulgated by these various bodies could have a material impact on the manner in which the Company conducts its business. As of September 30, 2010 the market value of the Company was below book value. Accordingly, the Company performed a valuation of its reporting units and concluded that an impairment does not exist as of the balance sheet date. To the extent known, the Company has incorporated the risks associated with regulatory compliance into the cash flow forecasts and discount rates used to estimate the fair value of each of its reporting units at September 30, 2010. However, should the Company need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including estimation of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other intangible assets. At September 30, 2010, the fair value of one of our reporting units with approximately $197.6 million of goodwill exceeded its carrying amount by less than 10%. As a result, a relatively minor negative revision to the estimated future revenue growth or discount rate could result in an impairment to the carrying value of the related goodwill.

Results of Operations

Comparisons of results of operations between the three months ended September 30, 2010 and September 30, 2009 are complicated due to our acquisition on January 4, 2010 of Heald. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution operating 12 campuses. See Note 3 to the attached condensed consolidated financial statements for unaudited pro forma financial information.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,
	2010	2009
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%
Operating expenses:
Educational services	56.9	55.3
General and administrative	11.1	10.2
Marketing and admissions	20.8	20.6

Total operating expenses	88.8	86.1
Income from operations	11.2	13.9
Interest (income)	—	(0.1)
Interest expense	0.4	0.1
Other (income) expense	(0.1)	(0.2)

Income from continuing operations before provision for income taxes	10.9	14.1
Provision for income taxes	4.3	5.6

Net income	6.6%	8.5%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Revenues. Net revenues increased $113.2 million, or 29.1%, from $388.5 million in the first quarter of fiscal 2010 to $501.7 million in the first quarter of fiscal 2011. The increase was due to an approximate 27.9% increase in average student population and a 0.8% increase in average revenue per student during the period. At September 30, 2010, student population was 113,818 compared with 93,493 at September 30, 2009, an increase of 21.7%. Total student starts increased 11.8% to 41,075 for the first quarter of fiscal 2011 when compared to the first quarter of last year. The revenue related to Heald for the three months ending September 30, 2010 was $74.1 million and the student population of Heald was 17,427 as of September 30, 2010.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $70.8 million, or 32.9%, from $215.0 million in the first quarter of fiscal 2010 to $285.8 million in the first quarter of fiscal 2011. As a percentage of net revenues, educational services expenses increased from 55.3% of revenues in the first quarter of fiscal 2010 to 56.9% of revenues in the first quarter of fiscal 2011. The increase was primarily due to an increase in compensation expense and facility costs, partially offset by a decrease in bad debt expense as a percentage of revenue. The increase in compensation expense and facility costs is primarily due to an increase in placement and default management personnel and the opening of new campuses, respectively. Bad debt expense increased to $27.1 million or 5.4% of net revenues for the first quarter of fiscal 2011 compared to $25.0 million or 6.4% of net revenues for the first quarter of fiscal 2010. The improvement in bad debt expense was primarily the result of continued efficiencies in packaging students with financial aid.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $16.2 million, or 41.0%, from $39.5 million in the first quarter of fiscal 2010 to $55.7 million in the first quarter of fiscal 2011. As a percentage of net revenues, general and administrative expenses increased from 10.2% of revenues in the first quarter of fiscal 2010 to 11.1% of revenues in the first quarter of fiscal 2011 primarily due to an increase in spending related to a public affairs advocacy campaign which included print and online advertising and the launch of a website. The campaign’s purpose was to inform policymakers and the public about the value of private post-secondary education and the negative impacts associated with proposed regulations.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $24.1 million, or 30.1%, from $80.1 million in the first quarter of fiscal 2010 to $104.2 million in the first quarter of fiscal 2011. As a percentage of net revenues, marketing and admissions expenses increased from 20.6% of revenues for the first quarter of fiscal 2010 to 20.8% of revenues for the first quarter of fiscal 2011.

Provision for Income Taxes. The effective income tax rate in the first quarter of fiscal 2011 was 39.5% as compared to 40.0% in the first quarter of fiscal 2010.

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

Liquidity and Capital Resources

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of September 30, 2010, the Company was in compliance with all of the covenants. As of September 30, 2010, the credit facility had borrowings outstanding of $159.2 million and approximately $10.8 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2009 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate, entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of September 30, 2010 was approximately $15.6 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at September 30, 2010.

Working capital amounted to $6.0 million as of September 30, 2010 and $140.4 million as of June 30, 2010 and the current ratio was 1:1 and 1.5:1, respectively. The decrease in working capital compared to June 30, 2010 is primarily due to the repayment of cash borrowed for purposes of calculating our ED financial responsibility score as of year-end, partially offset by an increase in accounts receivable and a decrease in accrued liabilities.

Cash flows provided by operating activities amounted to $4.5 million in the first three months of fiscal 2011 compared to $80.7 million provided by operating activities in the same period of fiscal 2010. The decrease in cash provided by operating activities for the first three months of fiscal 2011 compared to the first three months of fiscal 2010 was primarily due to the timing of cash receipts and payments related to working capital, primarily prepaid tuition, accounts receivable, accrued expenses, and accounts payable.

Cash flows used in investing activities amounted to $33.9 million in the first three months of fiscal 2011 compared to cash flows used in investing activities of $14.3 million in the same period of fiscal 2010. The increase in cash used in investing activities in the first three months of fiscal 2011 compared to the same period last year was due to higher capital spending. Capital expenditures of $33.9 million during the first three months of fiscal 2011, compared to capital expenditures of $14.3 million in the same period of fiscal 2010, were incurred primarily for new campuses, relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $100 million for fiscal 2011.

Cash flows used in financing activities in the first three months of fiscal 2011 amounted to approximately $141.9 million compared to $1.6 million for the same period of fiscal 2010. The increase in cash used in financing activities in the first three months of fiscal 2011 compared to the same period last year was due primarily to the net repayment of long-term debt and the purchase of treasury stock.

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

In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds were approximately $28.9 million for the three months ended September 30, 2010. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the three months ended September 30, 2010 and 2009 is net other income of $0.7 million and $1.1 million, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2011.

Update Regarding ED Rulemaking

On September 9, 2009, ED published a notice in the Federal Register announcing its intent to establish two negotiated rulemaking committees to prepare proposed regulations under Title IV of the HEA. In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. Under negotiated rulemaking, ED works to develop a Notice of Proposed Rulemaking in collaboration with representatives of the parties who will be affected significantly by the regulations through a series of meetings during which the representatives work with the ED to come to consensus on the ED’s proposed regulations. One of the negotiating rulemaking committees addressed the following 14 “Program Integrity” issues, many of which are relevant to the Company:

•	Definition of High School Diploma for the Purpose of Establishing Institutional Eligibility to Participate in the Title IV Programs, and Student Eligibility to Receive Title IV Aid
•	Ability to Benefit
•	Misrepresentation of Information to Students and Prospective Students
•	Incentive Compensation
•	State Authorization as a Component of Institutional Eligibility
•	Gainful Employment in a Recognized Occupation
•	Definition of a Credit Hour
•	Agreements Between Institutions of Higher Education
•	Verification of Information Included on Student Aid Applications
•	Satisfactory Academic Progress
•	Retaking Coursework
•	Return of Title IV Funds: Term-based Programs with Modules or Compressed Courses
•	Return of Title IV Funds: Taking Attendance
•	Disbursements of Title IV Funds

This negotiated rulemaking committee completed its work on January 29, 2010 without reaching consensus. Accordingly, under the negotiated rulemaking protocol, ED was free to propose rules without regard to the tentative agreement reached regarding certain of the rules.

On June 18, 2010, ED issued a Notice of Proposed Rulemaking (the “June NPRM”) on 13 of 14 program integrity issues in their entirety and partially addressed the 14th issue, which involves the definition of “gainful employment.” The ED issued a separate NPRM on gainful employment requirements on July 26, 2010 (the “July NPRM”). We filed public comments to both the June NPRM and the July NPRM. On October 29, 2010, the ED published final rules on all 14 Title IV Program Integrity issues, with the exception that a final regulation establishing specific metrics to define gainful employment remains pending and is expected to be published in early 2011.

With respect to the proposed definition of gainful employment, the final regulations issued on October 29, 2010 did not provide metrics for defining the term, but they did contain provisions imposing increased notification and approval requirements for the award of Title IV program funds in any additional programs to be offered by a proprietary institution, and new disclosure requirements that will apply to programs that are required to demonstrate gainful employment in a recognized occupation. These provisions will become effective July 1, 2011 and apply to all educational programs offered by the Company, and could affect the manner in which we conduct our business, as well as our financial condition, results of operations and cash flows. In the July NPRM, ED also proposed to adopt a definition of “gainful employment” linked to a two part test: measuring the relationship between the debt students incur and their incomes after program completion; and measuring the rate at which all enrollees, regardless of completion, repay their loans. The Department is still considering whether to adopt the metric it proposed in the July NPRM. We cannot predict the outcome of that pending rulemaking process at this time, or predict with certainty the impact of any new regulations on our operations. Such a regulation, if adopted in the form reflected by the July NPRM and could be effective as early as July 1, 2012, could affect the manner in which we conduct our business, and compliance with the gainful employment rules could have a material adverse effect on our business, financial condition, results of operations and cash flows.

With respect to the definition of prohibited incentive compensation, on October 29, 2010 the ED issued final regulations eliminating all twelve safe harbors, and in lieu of the safe harbors, takes the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. As a result of the final regulations, which take effect July 1, 2011, we will be required to change some of our compensation practices for admissions representatives, certain managerial personnel and others. This could adversely affect our ability to compensate our admissions representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

Also on October 29, 2010, the ED issued final regulations establishing new federal requirements with respect to whether or not a state’s authorization of an educational institution is sufficient for that institution to participate in Title IV programs. These final regulations also require an institution offering distance education to students in States where it is not physically located to meet any State requirements for it to be legally offering postsecondary distance or correspondence education in that State, and to be able to document the State’s approval of the institution to ED. As a result of these new regulations, certain of our campuses and distance education programs may be required to obtain additional or revised state authorizations to remain certified as eligible to participate in Title IV Programs. If we are unable to obtain additional or revised state authorizations, students at certain of our campuses, or certain of our students enrolled in distance education programs, may be unable to access Title IV Program funds, which could have a material adverse effect on our business, financial condition and results of operations.

In addition to the program integrity issues specifically addressed above, the final regulations issued by ED on October 29, 2010 include provisions regarding the definition of a credit hour; the types of statements by an institution or parties related to an institution that constitute prohibited misrepresentation; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. We are in the process of reviewing all of the final regulations issued on October 29, 2010. We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements by the effective date. Compliance with the final rules, which in most cases become effective on July 1, 2011, and insufficient time or lack of sufficient guidance for compliance, could have a material adverse effect on our business. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from ED may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Update Regarding Regulatory and Accreditation Matters

Accrediting Agency Action – Probation and Show Cause Orders. An accrediting agency probation or show cause order may be issued based upon the agency’s concerns that an accredited institution may be out of compliance with one or more accrediting standards. Probation or show cause orders afford the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution. Institutions on probation or under show cause orders remain accredited while they are on probation or under show cause orders. The institutions can continue to enroll new students, and students at the affected institutions remain eligible to receive federal student financial aid.

On May 1, 2009, the Company received notification from The Higher Learning Commission – A Commission of the North Central Association of Colleges and Schools (“HLC”) that Everest College Phoenix had been placed on probation. Everest College Phoenix consists of two ground campuses and an online learning division. At September 30, 2010, the combined enrollment for Everest College Phoenix was 6,341 students. The probation action was initiated primarily related to governance issues, and questions about the institution’s autonomy with respect to Corinthian’s ownership and control of the institution. The institution has made numerous changes to comply with HLC’s accreditation criteria and is committed to continuing this process to resolve HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. On May 17-19, 2010, Everest College Phoenix hosted an HLC evaluation team to verify whether these changes have occurred and effectively meet HLC’s standards. In its report on a Comprehensive Evaluation Visit dated August 19, 2010, the evaluation team noted that while there had been some positive developments, deficiencies in the institution’s compliance with HLC’s accreditation criteria remained unresolved. The evaluation team concluded that adverse action by HLC was warranted, and recommended withdrawal of accreditation of Everest College Phoenix. On September 15, 2010, representatives from Everest College Phoenix met with an HLC Review Committee to review the evaluation team’s recommendations. On September 21, 2010, we received the HLC Review Committee’s report, which disagreed with the evaluation team’s recommendation and instead recommended continued probation for Everest College Phoenix. The Review Committee has forwarded its recommendation to the HLC Board of Trustees for review and action. The evaluation team’s report and the Review Committee’s recommendation are but two of several steps in HLC’s process of evaluating the institution’s probationary status. Everest College Phoenix and the Company continue to believe Everest College Phoenix meets HLC’s criteria for accreditation. The Company cannot predict the outcome of this matter with certainty. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily resolve its probation with HLC could have a material adverse effect on our business, results of operations and financial condition.

From time to time certain of our institutions have been the subject of program reviews by ED. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, ED conducted site visits at our Fremont, CA campus and the online division of Everest College Phoenix. Additionally, in July 2010, ED conducted a site visit at our campus in Colorado Springs, CO, and, in September 2010, ED conducted a site visit at the online operations of Everest University Online in Tampa, FL. In October 2010, ED announced another site visit for the online division of Everest College Phoenix which is scheduled to begin in November 2010. Site visits are the first step in the program review process. ED then prepares a program review report, the institution has the opportunity to respond, and ED issues a Final Program Review Determination, which may be appealed. In September 2010, we received a Final Determination letter regarding ED’s program reviews at the Colorado Springs, CO campus which contained no material adverse findings and imposed no fines, penalties, or other liabilities. We have not yet received a program review report with respect to the site visit at our Fremont, CA campus or the Tampa online operation for the site visit that occurred in September 2010.

In April 2010, we received ED’s program review report (the “Report”) for Everest College Phoenix, including the online division and the two ground campuses in Phoenix and Mesa, AZ. The Report maintains that Everest College Phoenix has failed to make students aware of the total amounts of financial aid for which they were entitled, failed to accurately inform students of the program costs, and delayed disbursements of Title IV funds. The report also contains findings regarding inadequate documentation, verification and availability of records for ED review, and the failure to make certain disbursements. In the Report, ED characterizes certain of these findings as misrepresentations by Everest College Phoenix to its students, as a breach of fiduciary duty and as evidencing an intentional evasion of the 90/10 requirements. We disagree with these characterizations. We are in the process of conducting a factual investigation of the findings as well as responding to ED’s requests for additional information with respect to certain of the findings. Based upon our investigation to date, we have addressed our differences with respect to certain of the findings in an initial submission to ED, and we intend to address other findings in a subsequent submission to ED. We will continue to cooperate fully with ED in its review.

ED will review our response to the Report and ultimately will issue a Final Determination letter regarding the program review setting forth its final findings as well as the action it intends to take based on those findings. If ED were to make significant findings of non-compliance in its Final Determination letter, it could result in the imposition of significant fines, penalties or other liabilities on Everest College Phoenix, including, without limitation, an action against Everest College Phoenix on the limitation, suspension or termination of its participation in Title IV programs, any of which could have a material adverse effect on our business, results of operations or financial condition. We are unable to predict when ED will complete its review, as program reviews may often take several months or years to reach final resolution.

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

Interest Rate Exposure. As of September 30, 2010, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $174.8 million and capital lease obligations of $14.0 million, and (ii) student notes receivable, net, in the aggregate amount of $75.1 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. The Mortgage Facility has a related fixed interest rate swap agreement with Bank of America that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Mortgage Facility. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of September 30, 2010 was CAD $26.4 million which includes borrowings outstanding under the credit facility of CAD $9.5 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the updated risk factors set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010, which could materially affect our business, financial condition or future results. Those risks, except to the extent they are updated or amended below, are incorporated herein by this reference. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (the “HELP Committee”) held the first in a series of hearings to examine the proprietary education sector and released a report, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education.” On August 4, 2010, the HELP Committee held the second hearing in its series, focusing on student recruitment at for-profit schools. Earlier, on June 21, 2010, the Chairmen of each of these education committees, together with other members of Congress, requested the U.S. Government Accountability Office (the “GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. On September 30, 2010, the HELP Committee held another hearing entitled “The Federal Investment in For-Profit Education: Are Students Succeeding?”

Prior to the HELP Committee’s hearing on August 4, 2010, the GAO conducted a series of undercover investigations into the enrollment and recruiting practices at fifteen for-profit institutions of higher education in which GAO investigators with hidden cameras posed as potential new student enrollees. We believe that two of our campuses, one of which was Everest College Phoenix, were among those visited by the GAO. At the HELP Committee hearing on August 4, 2010, the

GAO provided testimony that characterized the interactions between our campus personnel and the GAO investigators as “deceptive or otherwise questionable.” We have requested copies of the videotaped interactions between the GAO investigators and our campus personnel, but our request was denied. Although impeded by this denial, we have nevertheless conducted a review of these allegations— assisted by outside counsel—and have not identified any intentional misconduct by our employees. We will continue to review any evidence provided by the GAO and will take appropriate actions based on any new evidence we obtain.

Additionally, on August 12, 2010, the President of Everest College Phoenix received a letter from HLC requesting a response to the allegations contained in the GAO report. In addition to seeking a response to the specific circumstances identified in the GAO report, HLC requested that Everest College Phoenix demonstrate that it has reasonable, sufficient, and effective systems in place to assure appropriate control of employees engaged in the recruiting, marketing or admissions process. Everest College Phoenix has responded to HLC’s request. We have also received similar requests from several state education licensing agencies regarding the allegations in the GAO report and are cooperating with those requests.

These hearings and the GAO investigation are not formally related to ED’s rulemaking process currently underway. However, the hearings and the requested GAO review could affect the final rules or could lead to further investigations of proprietary schools and the proposal of additional new regulatory requirements by the ED.

On August 5, we received a request for information from the HELP Committee relating to the ongoing series of hearings. We believe this request was extended to approximately thirty proprietary educational companies, including all such publicly traded companies. The request seeks information regarding how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the 90/10 rule. The request also seeks information regarding the number of students who complete or graduate from our programs, how many of those students find work in their educational area, the debt levels of students enrolling and completing programs and information regarding the number of students who risk default within the cohort default rate window. The HELP Committee has also requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV Program funds, institutional accreditation, regulatory compliance and other matters. We are responding to the HELP Committee’s requests.

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

On May 1, 2009, the Company’s Everest College Phoenix received notification from HLC that it had been placed on probation. At September 30, 2010, the combined enrollment for Everest College Phoenix was 6,341 students, and combined revenue was approximately 6.2% of the Company’s total net revenues for the quarter ended September 30, 2010. The probation action was initiated primarily related to governance issues and questions about the institution’s autonomy with respect to Corinthian’s ownership and control of the institution. The institution has made numerous changes to comply with HLC’s accreditation criteria and is committed to continuing make progress forward resolving HLC’s concerns. HLC indicated that the probationary process is a period during which it will verify that these changes have, in fact, occurred and effectively meet HLC’s standards. On May 17-19, 2010, Everest College Phoenix hosted an HLC evaluation team to verify whether these changes have occurred and effectively meet HLC’s standards. In its Report on a Comprehensive Evaluation Visit dated August 19, 2010, the evaluation team noted that while there have been some positive developments, deficiencies in the institution’s compliance with HLC’s accreditation criteria remained unresolved. The evaluation team concluded that adverse action by HLC was warranted, and recommended withdrawal of accreditation of Everest College Phoenix. An HLC Review Committee has disagreed with the evaluation team’s recommendation and instead recommended continued probation for Everest College Phoenix. The evaluation team’s report and the Review Committee’s recommendation are just two of several steps in HLC’s process of evaluating the institution’s probationary status. The

Company and Everest College Phoenix continue to believe Everest College Phoenix satisfies HLC’s accreditation criteria. The Company cannot predict the outcome of this matter with certainty, including without limitation, whether HLC will act or the evaluation team’s recommendations to withdraw accreditation of Everest College Phoenix. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily resolve its probation with HLC could have a material adverse effect on our business, results of operation and financial condition.

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

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. On September 9, 2009, the Department published a notice in the Federal Register announcing its intent to establish two negotiated rulemaking committees to prepare proposed regulations under Title IV of the HEA. In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. Under negotiated rulemaking, ED works to develop a Notice of Proposed Rulemaking in collaboration with representatives of the parties who will be affected significantly by the regulations through a series of meetings during which the representatives work with the ED to come to consensus on the ED’s proposed regulations. One of the negotiating rulemaking committees addressed the following issues, many of which are relevant to the Company: (i) Definition of High School Diploma for the Purpose of Establishing Institutional Eligibility to Participate in the Title IV Programs, and Student Eligibility to Receive Title IV Aid; (ii) Ability to Benefit; (iii) Misrepresentation of Information to Students and Prospective Students; (iv) Incentive Compensation; (v) State Authorization as a Component of Institutional Eligibility; (vi) Gainful Employment in a Recognized Occupation; (vii) Definition of a Credit Hour; (viii) Agreements Between Institutions of Higher Education; (ix) Verification of Information Included on Student Aid Applications; (x) Satisfactory Academic Progress; (xi) Retaking Coursework; (xii) Return of Title IV Funds: Term-based Programs with Modules or Compressed Courses; (xiii) Return of Title IV Funds: Taking Attendance; and (xiv) Disbursements of Title IV Funds. This negotiated rulemaking committee completed its work on January 29, 2010 without reaching consensus. Accordingly, under the negotiated rulemaking protocol, ED was free to propose rules without regard to the tentative agreement reached regarding certain of the rules.

On June 18, 2010, ED issued a Notice of Proposed Rulemaking (the “June NPRM”) on 13 of 14 program integrity issues in their entirety, and partially addressed the 14th issue, which involves the definition of “gainful employment;” the ED issued a separate NPRM on gainful employment metrics on July 26, 2010 (the “July NPRM”). The Company filed comments to both the June NPRM and the July NPRM. On October 29, 2010, the ED published final rules on all 14 Title IV Program Integrity issues, with the exception that a final regulation establishing specific metrics to define “gainful employment” remains pending and is expected to be published in early 2011.

In addition to the still-pending rulemaking on metrics to define “gainful employment” for purposes of determining the eligibility of an educational program for Title IV program funds, the ED rulemaking that has the most significant potential impact for our business are the final regulations adopted by ED on October 29, 2010 regarding (i) additional notification and approval requirements for the award of Title IV program funds in any new programs to be offered by a proprietary institution; (ii) incentive compensation for admissions representatives and other employees; and (iii) new federal requirements with respect to whether or not a state’s authorization of a educational institution is sufficient purposes of Title IV program participation

Gainful Employment

Under the HEA, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has been interpreted and applied to focus on the objectives of the programs. In the July NPRM, ED proposed to adopt a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation, with that definition linked to a two part test: measuring the relationship between the debt students incur and their incomes after program completion; and measuring the rate at which all enrollees, regardless of completion, repay their loans. The Department is still considering whether to adopt the metrics it proposed in the July NPRM. We cannot predict the outcome of that pending rulemaking process at this time, or predict with certainty the impact of any new regulations on our operations

If this regulation is adopted in a form similar to that proposed by ED, it could render some of our programs, as well as programs offered by other private sector educational institutions, ineligible for Title IV funding to the extent they do not meet these standards. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of persons employed in specific occupations or sectors, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that course under our current business model. Regulations in the form proposed in the July NPRM could result in a significant realignment of the types of educational programs that are offered by us and by other private sector educational institutions in general, in order to comply with the rules or to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially. In addition, for those programs that remain eligible only under an alternative basis of student loan repayment rates or other alternative standards, we may have to substantially increase our efforts to promote student loan repayment, course completion or job placement in order to ensure continued Title IV eligibility. This could materially increase our cost of doing business and/or cause us to further limit enrollment.

Although the final regulations issued on October 29, 2010 did not provide metrics for defining “gainful employment,” they did contain provisions imposing increased notification and approval requirements for the award of Title IV program funds in any additional programs to be offered by a proprietary institution, and new disclosure requirements that will apply to programs that are required to demonstrate gainful employment in a recognized occupation. These provisions will become effective July 1, 2011 and apply to all educational programs offered by the Company, and could affect the manner in which we conduct our business, as well as our financial condition, results of operations and cash flows.

Incentive Compensation

A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The statutory language of this prohibition does not establish clear criteria for compliance in all circumstances, but historically there have been twelve “safe harbors” that define specific types of compensation that are deemed not to constitute impermissible incentive compensation. Currently, we rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the statutory prohibition. On October 29, 2010, ED issued final regulations eliminating all twelve safe harbors, and in lieu of the safe harbors, takes the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. The final rule further clarifies that this prohibition may extend to individual holding a managerial position at any level of the company, to the extent that a particular individual has responsibility for recruitment or admission of students, or making decisions about awarding Title IV program funds. ED states that an institution still would be able to make merit-based adjustments to employee compensation, but would not be permitted to consider nor base compensation directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success. As a result of the final regulations, which take effect July 1, 2011, we will be required to change some of our compensation practices for admissions representatives and others. This could adversely affect our ability to compensate our admissions representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

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

State Authorization

Under the HEA, an institution must be authorized by each State in which it is located to participate in Title IV programs. ED historically has determined that an institution is licensed or otherwise authorized in order to be certified as eligible to participate in Title IV Programs if the institution’s State does not require the institution to obtain licensure or authorization to operate in the state. On October 29, 2010, ED issued new regulations that establish specific new federal requirements with respect to whether or not a State’s authorization of an educational institution is sufficient for that institution to participate in Title IV programs, and which are substantially different from those rules proposed in the June NPRM. Recognizing that the final regulations may, in effect, require many States to revise existing laws or regulations, the rule issued by ED provides that a State may seek a one-year extension until July 1, 2012 to effectuate such changes, and if necessary obtain a second extension for one additional year. However, under the final regulations, an institution participating in Title IV programs must in the interim obtain from the pertinent States an explanation of how an extension will permit the State to modify its procedures to comply ED’s regulations. Additional provisions of the final regulations require any institution offering distance education to students in States where it is not physically located to meet any State requirements for it to be legally offering postsecondary distance or correspondence education in that State, and to be able to document the State’s approval of the institution to ED. Under the final regulations as issued by ED, certain of our campuses and distance education programs may be required to obtain additional or revised state authorizations to remain certified as eligible to participate in Title IV Programs. If we are unable to obtain additional or revised state authorizations, students at certain of our campuses, or certain of our students enrolled in distance education programs, may be unable to access Title IV Program funds, which could have a material adverse effect on our business, financial condition and results of operations.

Potential Impact of Rulemaking

We cannot predict the form of any final rules that may be adopted by the ED regarding specific metrics to define gainful employment. In addition to the program integrity issues specifically addressed above, the final regulations issued by ED on October 29, 2010 include provisions regarding the definition of a credit hour; the types statements by an institution or parties related to an institution that constitute prohibited misrepresentation; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. We are in the process of reviewing all of the final regulations issued on October 29, 2010. We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements by the effective date. Compliance with the final rules, which in most cases become effective on July 1, 2011, and insufficient time or lack of sufficient guidance for compliance by ED, could have a material adverse effect on our business. Uncertainty surrounding application of the final rules, interpretive regulations or guidance by ED may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high. Prior to the enactment of the Higher Education Opportunity Act of 2008 (“HEOA”), a proprietary institution would lose its eligibility to participate in the federal student financial aid programs for a period of one year if it derived more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violated this rule immediately became ineligible to participate in federal student financial aid programs and would be ineligible to reapply to regain its eligibility until the following fiscal year. Under the HEOA, an institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years would become immediately ineligible to participate in Title IV programs and would not be permitted to reapply for eligibility until the end of full two fiscal years. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the ED in its discretion. While ED has discretion to impose additional sanctions on such an institution, it is difficult to predict what those sanctions might be under the circumstances. ED could specify additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by ED. If an institution is subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain.

Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students under the FFEL program increased by $2,000. This increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, has resulted in our schools experiencing an increase in the revenues they receive from Title IV programs. The HEOA contains relief from recent increases in the availability and amount of federal aid by, among other things, for all unsubsidized Stafford loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV programs. Additionally, for the Company’s fiscal years ending on or before June 30, 2012, the HEOA permits loans made by the Company to its students to count as non-Title IV revenue when earned, not when the loans are repaid as was the case for fiscal years 2009 and prior.

As a result of increases in student loan limits and expanded eligibility for, and increases in, the maximum amount of Pell Grants, the percentage of our revenue on a cash basis attributable to Title IV funds has increased significantly over our past two completed fiscal years. Without the temporary relief imposed by the HEOA, approximately 89.8% of our net U.S. revenues (on a cash basis) would have been derived from federal Title IV programs in fiscal 2010, and 42 of our 49 institutions would have exceeded the 90% threshold. Under the modified 90/10 calculations imposed by the HEOA, the Company as a whole derived approximately 81.9% of its net U.S. revenue (on a cash basis) from Title IV Programs in fiscal 2010, and none of our institutions exceeded the 90% threshold.

Based on currently available information, we expect that all of our institutions will be able to comply with the 90/10 Rule for our fiscal year ending June 30, 2011. When the first portion of 90/10 relief under the HEOA expires for our fiscal year ended June 30, 2012 (starting on July 1, 2011), however, compliance will be much more difficult. One potential way to reduce the percentage of revenue our institutions receive under the Title IV Programs after the temporary relief expires under the HEOA would be to raise tuition rates. An increase in tuition prices above the applicable maximums for Title IV student loans and grants effectively requires students to obtain other sources of funding to resolve the remaining tuition balance. In that way, our institutions could reduce the percentage of revenue from Title IV sources.

We are currently evaluating whether our institutions should substantially increase their prices during the third quarter of our 2011 fiscal year in order to increase the probability that they would receive less than 90% of their revenue from Title IV sources in fiscal 2012. We do not believe that substantially raising our tuition prices is in the best interests of our students, and it would be inconsistent with the intent of the current “gainful employment” rulemaking by ED. We are continuing to educate policy makers about the negative consequences of the 90/10 Rule, and believe that the most effective solution to address the increasing 90/10 Rule percentage is a change in the 90/10 Rule itself. If we are forced to take an extra-normal price increase to remain in compliance with the 90/10 Rule, and the 90/10 Rule is thereafter favorably modified or rescinded, it would be our intention to roll back prices by the amount of the extra-normal increase. There is no assurance that ED, or Congress, will address this problem by modifying the 90/10 Rule or will address it in a manner that timely and favorably impacts compliance by our institutions. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

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

In order to comply with the 90/10 Rule, the Company’s institutions cannot receive more than 90% of their revenues (on a cash basis) from Title IV sources. When Congress has increased available aid to students through the Title IV Program, some of our institutions—especially those that serve the most disadvantaged students who are entitled to receive the most Title IV student financial aid—have effectively been required to raise their tuition and fees in order to maintain compliance with the 90/10 Rule by maintaining a 10% “gap” between tuition charges and the average student’s available Title IV funds. Under ED’s proposed “gainful employment” regulation, on the other hand, those programs where the average graduate’s debt repayment burden exceeds a particular percentage of the average graduate’s compensation would cease to be eligible for Title IV Program funds, or would face other restrictions imposed by ED. This requirement would generally put downward pressure on tuition prices so that students do not incur debt that would exceed ED’s prescribed levels. If ED’s proposed “gainful employment” regulation is adopted as proposed, some of our programs may not be able to comply with the gainful employment rule while we attempt to maintain compliance with the 90/10 Rule. If the gainful employment rule is adopted as proposed, our efforts to comply with both rules could have a material adverse effect on our business, financial condition, results of operation and cash flows.

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

We monitor on an ongoing basis the preliminary data about cohorts which are in the process of repayment, and are currently monitoring the repayment and default status of students who entered repayment during the federal fiscal year ended September 30, 2009 (the “2009 Cohort”), and the federal fiscal year ending September 30, 2010 (the “2010 Cohort”). The draft cohort default rates for the 2009 Cohort will not be available until February 2011. However, based on currently available information, we believe the number of our institutions which could exceed ED’s 25% default rate threshold for the 2009 Cohort will be substantially higher than for the 2008 Cohort, in which eight of our institutions exceeded the 25% default rate threshold.

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

Because of the foregoing factors, and the fact that we expect some of our institutions to exceed the 25% threshold for both the 2008 Cohort and the 2009 Cohort, we can no longer predict that none of our institutions will exceed the 25% threshold for three consecutive years. Although the two-year measurement periods for the 2009 Cohort and the 2010 Cohort do not end until September 30, 2010 and September 30, 2011, respectively, we now believe that up to three of our institutions that exceeded ED’s 25% default rate threshold for the 2008 Cohort could exceed the 25% threshold for three consecutive years. Under ED’s current two-year default measurement methodology, institutions which exceed the 25% threshold for three consecutive years, or 40% in one year, become ineligible to participate in Title IV programs. The three institutions most at risk of exceeding the 25% threshold for three years in a row had 5,967 students at September 30, 2010, and represented 5.8% of our net revenues for the quarter ended September 30, 2010.

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

We have discontinued enrolling ATB Students beginning on September 1, 2010. The elimination of this population of potential new student enrollments is expected to materially adversely affect our business.

Serving ATB students has historically been part of the Company’s mission. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, given the shift to a 3-year default measurement period and the structural changes in student lending over the past two years, we have stopped enrolling ATB students into our U.S. Everest and WyoTech institutions starting on September 1, 2010. At June 30, 2010, ATB students accounted for approximately 15.1% of our enrollments. The elimination of this population of potential students will negatively impact our expected new student enrollments, which, in turn, is expected to have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In connection with receipt of federal financial aid by the Company’s students, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting agencies. Compliance with the regulations promulgated by these various bodies could have a material impact on the manner in which the Company conducts its business. As of September 30, 2010 the market value of the Company was below book value. Accordingly, the Company performed a valuation of its reporting units and concluded that an impairment does not exist as of the balance sheet date. To the extent known, the Company has incorporated the risks associated with regulatory compliance into the cash flow forecasts and discount rates used to estimate the fair value of each of its reporting units at September 30, 2010. However, should the Company need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including estimation of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other intangible assets. At September 30, 2010, the fair value of one of our reporting units with approximately $197.6 million of goodwill exceeded its carrying amount by less than 10%. As a result, a relatively minor negative revision to the estimated future revenue growth or discount rate could result in an impairment to the carrying value of the related goodwill.

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

Operational Risks That Could Have a Material Adverse Effect on Our Business

We rely on a single company to provide financial aid processing for our students. If that company fails or refuses to timely provide such service, or materially increases its fees, our business could be harmed.

We utilize a single company to provide the financial aid packaging and processing for our students’ financial aid. We have experienced periodic delays or backlogs of financial aid processing when this company’s resources have become overburdened. If this company were to cease doing business with us, we could experience an interruption in financial aid processing for our students. Although we believe we could find alternative service providers or we have begin to process financial aid in-house, we may be unable to establish relationships with alternative service providers that will be as favorable as the one we have now. For example, new service providers may have higher prices, lower capacity, lower quality standards or longer delivery times. Additionally, we have beginning to bring in-house some of these financial aid functions that have historically been performed for us by third parties. That transition involves risks. If we are unable to provide financial aid processing for our students in a timely and accurate manner, or if such services are delayed or becomes more expensive, this could have a material adverse effect on our business and results of operations.

We face litigation that could have a material adverse effect on our business, financial condition and results of operations.

We and our schools are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving our current and former students, alleged violations of federal and state laws, false claims made to the federal government and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage or current reserves, which could have a material adverse effect on our financial condition or results of operation. We could also incur substantial legal costs, and management’s attention and resources could be diverted from our business. Please see Note 7, “Commitments and Contingencies,” for more detailed information on these litigation risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
September 2010	3,659,400	$6.33	3,659,400	$176,828,374

[1]

The Board of Directors of Corinthian approved a stock repurchase program during July 2010 under which the Company may purchase up to $200 million of its common stock. The approval by the Board of Directors does not contain an expiration date.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 10.1	Form of Executive Bonus Plan under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2010).

Exhibit 10.2	Form of Executive Bonus Plan Schedule under the 2003 Performance Award Plan of the Company by and between the Company and certain of its executive officers approved by the Compensation Committee of the Company’s Board of Directors on October 27, 2010.

Exhibit 10.3	Description of Compensation Arrangements with Non-Employee Members of the Company’s Board of Directors

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

November 3, 2010	/S/ PETER C. WALLER
Peter C. Waller
Chief Executive Officer (Principal Executive Officer)

November 3, 2010	/S/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 3, 2010	/S/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)