Form 10-Q
period 2010-12-31
CORINTHIAN COLLEGES INC
filed 2011-02-02
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

At January 28, 2011, there were 84,568,515 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,890	$209,419
Accounts receivable, net of allowance for doubtful accounts of $36,079 and $27,533 at December 31, 2010 and June 30, 2010, respectively	95,366	95,272
Student notes receivable, net of allowance for doubtful accounts of $14,574 and $18,496 at December 31, 2010 and June 30, 2010, respectively	20,028	20,743
Deferred income taxes	47,598	47,591
Prepaid expenses and other current assets	66,789	64,697

Total current assets	270,671	437,722
PROPERTY AND EQUIPMENT, net	329,367	298,083
OTHER ASSETS:
Goodwill, net	197,875	400,204
Other intangibles, net	183,844	189,676
Student notes receivable, net of allowance for doubtful accounts of $48,177 and $42,339 at December 31, 2010 and June 30, 2010, respectively	64,514	47,480
Deposits and other assets	10,486	13,211
Deferred income taxes	3,208	3,044

TOTAL ASSETS	$1,059,965	$1,389,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,924	$74,906
Accrued compensation and related liabilities	71,049	110,972
Accrued expenses	30,874	29,289
Prepaid tuition	66,651	80,889
Current portion of capital lease obligations	575	525
Current portion of long-term debt	729	730

Total current liabilities	221,802	297,311
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	13,314	13,636
LONG-TERM DEBT, net of current portion	217,537	299,368
DEFERRED INCOME TAXES	407	22,608
OTHER LONG-TERM LIABILITIES	64,774	65,463
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 90,560 shares issued and 84,386 shares outstanding at December 31, 2010 and 90,386 shares issued and 88,129 shares outstanding at June 30, 2010	9	9
Additional paid-in capital	237,893	232,623
Treasury stock	(56,368)	(31,368)
Retained earnings	358,565	489,168
Accumulated other comprehensive income	2,032	602

Total stockholders’ equity	542,131	691,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,059,965	$1,389,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
NET REVENUES	$482,794	$414,308	$984,538	$802,779
OPERATING EXPENSES:
Educational services (including bad debt expense of $31,591 and $24,207 for the three months ended December 31, 2010 and 2009, respectively: and $58,714 and $49,210 for the six months ended December 31, 2010 and 2009, respectively)	289,640	221,874	575,407	436,887
General and administrative	54,015	47,341	109,733	86,805
Marketing and admissions	106,322	80,295	210,521	160,399
Impairment, facility closing, and severance charges	205,989	—	205,989	—

Total operating expenses	655,966	349,510	1,101,650	684,091

(LOSS) INCOME FROM OPERATIONS	(173,172)	64,798	(117,112)	118,688
Interest (income)	(188)	(351)	(421)	(651)
Interest expense	2,018	832	4,163	1,336
Other (income) expense, net	(1,229)	(1,351)	(1,807)	(2,510)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(173,773)	65,668	(119,047)	120,513
(Benefit) provision for income taxes	(10,061)	26,267	11,556	48,198

NET (LOSS) INCOME	(163,712)	39,401	$(130,603)	72,315

(Loss) income per common share:
Basic	$(1.94)	$0.45	$(1.52)	$0.83

Diluted	$(1.94)	$0.44	$(1.52)	$0.82

Weighted average number of common shares outstanding:
Basic	84,390	87,625	86,169	87,444

Diluted	84,390	88,624	86,169	88,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	($130,603)	$72,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,970	28,163
Stock based compensation	4,832	6,295
Deferred income taxes	(22,201)	—
Loss on disposal of assets	481	363
Impairment charge	203,561	—
Changes in assets and liabilities:
Accounts receivable, net	89	7,713
Student notes receivable, net	(16,319)	(15,546)
Prepaid expenses and other assets	2,756	7,239
Accounts payable	(22,942)	4,318
Accrued expenses and other liabilities	(30,810)	(17,529)
Income taxes payable	(6,534)	6,523
Prepaid tuition	(14,771)	25,474
Other long-term liabilities	(3,512)	1,569

Net cash provided by operating activities	3,997	126,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(65,802)	(30,937)

Net cash used in investing activities	(65,802)	(30,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	284,676	8,133
Principal repayments on long-term debt and capital lease obligations	(367,431)	(19,351)
Proceeds from exercise of stock options and employee stock purchase plan	590	5,748
Purchase of treasury stock	(25,000)	—

Net cash used in financing activities	(107,165)	(5,470)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	441	397

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(168,529)	90,887
CASH AND CASH EQUIVALENTS, beginning of period	209,419	160,276

CASH AND CASH EQUIVALENTS, end of period	$40,890	$251,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$49,559	$33,969

Interest paid, net of capitalized interest	$3,790	$914

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of December 31, 2010, the Company had 105,498 students and operated 105 schools in 25 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, business, technology, and criminal justice. The Company also offers exclusively online degrees, primarily in business and criminal justice.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2010 consolidated financial statements of the Company included in the Company’s 2010 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011.

The unaudited condensed consolidated financial statements as of December 31, 2010 and for the three and six months ended December 31, 2010 and 2009 and the audited condensed consolidated financial statements as of June 30, 2010 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at December 31, 2010. In addition, the carrying value of all borrowings approximates fair value at December 31, 2010.

Note 2—Impairment and Severance Charges

During the second quarter of fiscal 2011, the Company’s market capitalization was below book value, which the Company considered an indicator of impairment. Consequently, the Company performed an interim impairment test on goodwill and other indefinite lived intangible assets. The Company believes that continued regulatory uncertainties, and the potential impact of new regulations, particularly proposed regulations regarding gainful employment, have had a sustained negative impact on Company’s stock price and current fair value. The results of the interim impairment test indicated that the fair value of two of the Company’s reporting units with identified goodwill of $203.6 million was less than their carrying value. Accordingly, the Company estimated the implied fair value of the goodwill of these reporting units by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. As a result of this analysis, the Company determined that the current fair value of the goodwill in these reporting units was $0, and accordingly recorded an impairment charge of $203.6 million, the majority of which was non-deductible for tax purposes, in the three and six month periods ended December 31, 2010.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

The Company determined the fair value of its reporting units using a combination of an income approach, based on discounted cash flow (“DCF”), and a market-based approach. The DCF incorporated management’s cash flow projections and a terminal value. This amount was then discounted using a weighted average cost of capital (WACC) which considered the Company’s costs of debt and equity. The Company then reconciled the calculated fair value of its reporting units to its market capitalization, including a reasonable premium, as another consideration in assessing fair value.

In establishing the WACC, consideration was given to specific regulatory risks related to each reporting unit including the impact of the Company’s decision to discontinue enrolling “ability to benefit” students. The Company revenue projections did not incorporate potential future regulatory changes related to gainful employment as such regulations have not been finalized. Accordingly, further negative developments in the regulatory environment could impact future assessments and result in impairments of goodwill and other indefinite lived intangible assets. In addition, impairment assessments involve significant judgments related to future revenues and earnings. Although the Company believes it has made reasonable and supportable estimates in connection with its impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

The remaining goodwill of $197.9 million relates to the Heald acquisition in January 2010. The fair value of the Heald reporting unit exceeded its carrying amount by less than 10% at December 31, 2010. The Company’s impairment tests of the indefinite lived intangible assets did not result in an impairment charge.

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

Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 12 campuses and had 17,834 students at December 31, 2010.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

The following unaudited pro forma financial information presents the results of operations of Corinthian Colleges, Inc. and Heald for the three and six months ended December 31, 2009, as if the acquisition had occurred on July 1, 2009. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

	Unaudited	Unaudited
	Pro Forma	Pro Forma
	Three Months Ended December 31,	Six Months Ended December 31,
	2009	2009
Revenues	$464,497	$902,338
Operating income	70,723	130,793
Net income	40,937	76,826
Earnings per Share:
Basic:	$0.47	$0.88
Diluted:	$0.46	$0.87

The Heald acquisition yielded a $10.3 million intangible asset related to student contracts with a useful life of twelve months with actual amortization beginning January 4, 2010 and completing December 31, 2010. The student contract is amortized on a straight-line basis and included within educational services within the Condensed Consolidated Statement of Operations. The actual results for the three and six months ending December 31, 2010 contain student contract amortization of $2.6 million and $5.2 million respectively. Included within the pro forma information presented within operating income is student contract amortization of $2.6 million and $5.2 million for the three and six months ending December 31, 2009, respectively.

Note 4—Long-Term Debt and Capital Lease Obligations

As of December 31, 2010, long-term debt consisted of the following:

	December 31, 2010	June 30, 2010
	(unaudited)
	(In thousands)
Credit facility obligations, with interest at 3.3% per annum	$202,813	$284,280
Mortgage facility obligations, with interest at 4.0% per annum	15,453	15,818
Capital lease obligations	13,889	14,161

	232,155	314,259
Less—current portion of credit facility obligations	(729)	(730)
Less—current portion of capital lease obligations	(575)	(525)

	$230,851	$313,004

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of December 31, 2010, the Company was in compliance with all of the covenants. As of December 31, 2010, the credit facility had borrowings outstanding of $202.8 million and approximately $11.0 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by the Company’s present and future significant operating subsidiaries.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2009 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate, entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of December 31, 2010 was approximately $15.5 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at December 31, 2010.

Note 5—Comprehensive (loss) Income

Comprehensive (loss) income is defined as the total of net (loss) income and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive (loss) income for the three and six months ended December 31, 2010 and 2009 (in thousands, unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net (loss) income	($163,712)	$39,401	($130,603)	$72,315
Foreign currency translation adjustments	662	746	1,370	2,954
Post employment benefits	30	30	60	60

Comprehensive (loss) income	($163,020)	$40,177	($129,173)	$75,329

Note 6—Weighted Average Number of Common Shares Outstanding

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income per common share for the three and six months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Basic common shares outstanding	84,390	87,625	86,169	87,444
Effects of dilutive securities:
Stock options and restricted stock units	—	999	—	1,173

Diluted common shares outstanding	84,390	88,624	86,169	88,617

During the three and six months ended December 31, 2010, the Company issued approximately 0.0 million and 0.2 million shares of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units, respectively. The Company had 60,000 and 66,000 shares that were anti-dilutive for the three and six months ended December 31, 2010, respectively.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. Corinthian plans to repurchase shares on the open market or in private transactions from time to time, depending on the company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of December 31, 2010 the Company had repurchased 3,917,200 shares at an average price of $6.38.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Note 7—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$464,293	$392,293	$948,797	$762,298
Canadian operations	18,501	22,015	35,741	40,481

Consolidated	$482,794	$414,308	$984,538	$802,779

	December 31, 2010	June 30, 2010
	(unaudited)
Long-lived assets
U.S. operations	$776,093	$892,773
Canadian operations	13,201	58,925

Consolidated	$789,294	$951,698

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

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and the Company is opposing that appeal. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously.

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

On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition names thirteen former students of three Dallas-area Everest campuses as plaintiffs and does not seek certification as a class action. The plaintiffs allege violations of Texas’ Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs seek recovery of compensatory and exemplary damages and attorneys’ fees. The action has been ordered to arbitration where individual arbitration demands have been filed. The plaintiffs’ attorneys have also informed us they represent a total of approximately one hundred and fifty current or former students upon whose behalf they may file litigation or arbitration demands, and have filed arbitration demands with respect to a total of seventy-two students. In the first and only case in which an arbitration hearing has been conducted, the Company received a complete defense verdict. The Company believes these arbitration claims are without merit and intends to continue vigorously defending itself.

On November 17, 2008, an action captioned Mary Credille and Roger Madden, on behalf of all similarly situated current and former employees, v. Corinthian Colleges et al., was filed in the U.S. District Court for the Northern District of Illinois. The two named plaintiffs are former employees of the Company’s Chicago campus, and allege failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. Plaintiff Credille has voluntarily dismissed her claims against the Company. On December 8, 2009, the Court granted Plaintiff Madden’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Chicago campus who also satisfy additional requirements. A total of three former employees, including Madden, have elected to participate in the lawsuit. The Company believes the allegations are without merit and intends to vigorously defend itself.

On December 17, 2009, an action captioned Mancuso, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc and Corinthian Colleges, Inc. was filed in the U.S. District Court for the Southern District of Florida. The named plaintiff is a former admissions representative of the Company’s Pompano Beach campus, and alleges failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. On June 24, 2010, the Court granted Plaintiff’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Pompano Beach campus who also satisfy additional requirements. The time period to “opt in” to the lawsuit has now expired, and a total of six former employees, including Mancuso, have elected to participate in the lawsuit. The Company believes the allegations are without merit and intends to defend itself vigorously.

On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company’s Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre- and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. On July 26, 2010, the Court ordered the matter to binding arbitration, and the plaintiff has filed a putative class action demand in arbitration. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively virtually identical to the Karam complaint. Several other plaintiffs have intervened in the lawsuit and have petitioned the Court to appoint them to be the lead plaintiffs. The Company believes the complaints are without merit and intends to defend itself and its current and former officers vigorously.

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

On October 19, 2010, the Company became aware of news stories which reported that the Florida Attorney General’s Office (the “FL AG’s Office”) has begun an investigation into five private sector education companies in Florida, including the Company, seeking information on potential misrepresentations in financial aid, recruitment and other areas. On October 21, 2010, the Company received a subpoena from the FL AG’s Office seeking a wide range of documents from January 1, 2006 to the present. The Company’s attorneys have met with representatives of the FL AG’s Office in an effort to limit the scope and burden of the subpoena. While the Company expects to cooperate with reasonable requests in the investigation, it has filed a motion to quash portions of the subpoena and for a protective order with respect to certain confidential and proprietary information.

Also on October 19, 2010, a shareholder derivative complaint captioned David Realty Company, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company’s Board of Directors, plus Ken Ord and Matt Ouimet, both of whom are current or former officers of the Company, and against the Company as a nominal defendant. On October 22, 2010, a second shareholder derivative complaint captioned Jake Vale, derivatively on behalf of Corinthian Colleges, Inc., v. Paul St. Pierre, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company’s Board of Directors, plus Ken Ord, and against the Company as a nominal defendant. Both derivative complaints are based on factual allegations similar to those alleged in the Karam federal securities complaint identified above. The David Realty Company complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, and breach of fiduciary duty for insider selling and misappropriation of information; the Vale complaint asserts causes of action for violation of Section 14(a) of the 1934 Exchange Act, breach of fiduciary duty, unjust enrichment, and indemnification and contribution. The Company and the individual defendants believe the complaint is without merit, and the Company intends to defend this matter vigorously.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs are thirty-three individuals who purport to be current and/or former students of the Company’s Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleges breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company’s medical assisting program at the Merrionette Park campus. The plaintiffs seek to certify a class composed of all persons who enrolled in the Company’s Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and seek actual and compensatory damages on behalf of such persons, costs and attorneys’ fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deems proper. The Company has removed the case to federal court. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

On December 20, 2010, a putative class action complaint captioned Jacquel Kimble, individually and on behalf of all others similarly situated, v. Rhodes College, Inc., d/b/a Everest College, Rhodes Business Group, Inc. d/b/a Everest College, and Corinthian Colleges, Inc. was filed in the U.S. District Court for the Northern District of California. Rhodes Colleges, Inc. and Rhodes Business Group, Inc. are wholly-owned subsidiaries of the Company. Plaintiff purports to be a former student of the Company’s Everest College campus in Hayward, California. The complaint seeks restitution and injunction relief, as well as such other relief as the court deems proper, pursuant to California’s Unfair Competition Law, California Business & Professions Code Sections 17200, et seq., and California’s Consumer Legal Remedies Act, California Civil Code Sections 1750, et. seq. on behalf of all persons who, during the applicable statutes of limitations, were enrolled as students at any Everest College campus in the United States. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

On January 24, 2011, a putative class action complaint captioned Kevin Ferguson, on behalf of himself and all others similarly situated, v. Corinthian Colleges, Inc., Corinthian Colleges, Inc. d/b/a Everest College, Corinthian Colleges, Inc. d/b/a Everest University, Corinthian Colleges, Inc. d/b/a Everest Institute, Corinthian Colleges, Inc. d/b/a Everest College of Business, Technology and Health Care, Heald College, LLC and Heald Capital, LLC was filed in the U.S. District Court for the Central District of California. Heald College, LLC and Heald Capital, LLC are wholly-owned subsidiaries of the Company. Plaintiff purports to be a former student of the Company’s Everest Institute campus in Miami, Florida. The complaint alleges breach of implied contract, breach of implied covenant of good faith and fair dealing, violation of California’s Business and Professions Code Sections 17200, et seq., violation of California’s Business and Professions Code Sections 17500, et seq., violation of California’s Consumer Legal Remedies Act, negligent misrepresentation and fraud, and seeks a declaration that the action is proper under Federal Rule of Civil Procedure 23, injunctive relief, restitution, disgorgement, punitive damages, attorneys’ fees and cost of suit, on behalf of all persons who attended any Everest institution in the United States or Canada from January 24, 2005 to the present, and all persons who attended any Heald institution from the period of January 24, 2009 to the present. The Company believes the complaint is without merit and intends to defend itself and its subsidiaries vigorously.

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

As of December 31, 2010, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Note 9—New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The new disclosures of reporting period activity are required for interim and annual periods beginning after December 31, 2010. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial condition or results of operations.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Note 10—Income Taxes

The Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are now reported as a component of income tax expense. As of December 31, 2010 and June 30, 2010, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Operations was $0.4 million.

As of December 31, 2010 and June 30, 2010, the total amount of unrecognized tax benefits was $3.4 million. As of December 31, 2010 and June 30, 2010, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $2.7 million. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is approximately $1.8 million.

The Company’s effective tax rate was a benefit of 5.8% for the quarter and a provision of 9.7% for the first six months of fiscal 2011 compared to a provision of 40.0% for the three and six months ended December 31, 2009, respectively. The effective tax rate for the three and six months ended December 31, 2010 included the effect of the $203.6 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, our effective tax rate for the three and six months ended December 31, 2010 was 40.8% and a provision of 40.0%, respectively.

Note 11—Subsequent Events

The Company has evaluated material transactions and events and concluded that no subsequent events have occurred that require reporting in this Form 10-Q as of the filing date except as disclosed in Note 8—Commitments and Contingencies.

Note 12—Student Notes Receivable

Historically, the Company had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans.

In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. Under this Genesis program the Company pays a discount to the origination and servicing provider for any loans purchased by Genesis and records the discount as a reduction to revenue. The Company then has both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of the agreement. Since the Company initiated the Genesis program, the Company has acquired all of the loans that have been originated. Therefore, the Company is currently exposed to any credit defaults by students but retains all amounts collected from the students under the current program.

Student notes receivable represent loans that have maturity dates that generally range between 12 to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest rate currently charged on all new loans is a fixed rate of 6.8% with an origination fee of 1%. Included in the consolidated balance sheet at December 31, 2010 and June 30, 2010 is $84.5 million and $68.2 million of notes receivable, respectively.

        The company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. Loan reserve methodology is tested annually during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a change to methodology is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during the period. In the first six months of fiscal 2011, the Company has charged-off $28.2 million of Genesis notes. The charge-off is recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance.

The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 42.6% to 45.6% or $62.8 million to $67.2 million would result in a decrease in pre-tax income of $4.4 million as of December 31, 2010.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the six months ended December 31, 2010 and 2009 is net other income of $1.8 million and $2.2 million, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 27.4% to 30.4% or $36.1 million to $40.0 million would result in a decrease in pre-tax income of $3.9 million for the period ending December 31, 2010. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 42.6% to 45.6% or $62.8 million to $67.2 million would result in a decrease in pre-tax income of $4.4 million for the period ending December 31, 2010.

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

We do not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria within the accounting standards. Curricula are amortized over their useful lives ranging generally from three to fifteen years and the amortization is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Goodwill is tested annually for impairment during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not to be impaired. The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” We performed the goodwill impairment test one level below the operating segment level.

During the second quarter of fiscal 2011, our market capitalization was below book value, which we considered an indicator of impairment. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. We believe that continued regulatory uncertainties, and the potential impact of new regulations, particularly proposed regulations regarding gainful employment, have had a sustained negative impact on our stock price and current fair value. The results of the interim impairment test indicated that the fair value of two of our reporting units with identified goodwill of $203.6 million was less than their carrying value. Accordingly, we estimated the implied fair value of the goodwill of these reporting units by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. As a result of this analysis, we determined that the current fair value of the goodwill in these reporting units was $0, and accordingly recorded an impairment charge of $203.6 million, the majority of which was non-deductible for tax purposes, in the three and six month periods ended December 31, 2010.

We determined the fair value of our reporting units using a combination of an income approach, based on discounted cash flow (“DCF”), and a market-based approach. The DCF incorporated our cash flow projections and a terminal value. This amount was then discounted using a weighted average cost of capital (WACC) which considered our costs of debt and equity. We then reconciled the calculated fair value of our reporting units to our market capitalization, including a reasonable premium, as another consideration in assessing fair value.

In establishing the WACC, consideration was given to specific regulatory risks related to each reporting unit including the impact of our decision to discontinue enrolling “ability to benefit” students. Our revenue projections did not incorporate potential future regulatory changes related to gainful employment as such regulations have not been finalized. Accordingly, further negative developments in the regulatory environment could impact future assessments and result in impairments of goodwill and other indefinite lived intangible assets. In addition, impairment assessments involve significant judgments related to future revenues and earnings. Although we believe we have made reasonable and supportable estimates in connection with our impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

The remaining goodwill of $197.9 million relates to the Heald acquisition in January 2010. The fair value of the Heald reporting unit exceeded its carrying amount by less than 10% at December 31, 2010. Our impairment tests of the indefinite lived intangible assets did not result in an impairment charge. A further decline in the fair value of Heald could result in impairment charges to be recorded in the future.

The determination of related estimated useful lives of intangible assets and whether or not these intangible assets are impaired involves significant judgment. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Results of Operations

Comparisons of results of operations between the three and six months ended December 31, 2010 and December 31, 2009 are complicated due to our acquisition on January 4, 2010 of Heald. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution operating 12 campuses. See Note 3 to the condensed consolidated financial statements for unaudited pro forma financial information.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	60.0	53.6	58.4	54.4
General and administrative	11.2	11.4	11.2	10.8
Marketing and admissions	22.0	19.4	21.4	20.0
Impairment, facility closing, and severance charges	42.7	—	20.9	—

Total operating expenses	135.9	84.4	111.9	85.2
(Loss) income from operations	(35.9)	15.6	(11.9)	14.8
Interest (income)	—	(0.1)	—	(0.1)
Interest expense	0.4	0.2	0.4	0.2
Other (income) expense	(0.3)	(0.3)	(0.2)	(0.3)

(Loss) income before provision for income taxes	(36.0)	15.8	(12.1)	15.0
(Benefit) provision for income taxes	(2.1)	6.3	1.2	6.0

Net (loss) income	(33.9%)	9.5%	(13.3%)	9.0%

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Net Revenues. Net revenues increased $68.5 million, or 16.5%, from $414.3 million in the second quarter of fiscal 2010 to $482.8 million in the second quarter of fiscal 2011. The increase was due to an approximate 17.1% increase in average student population offset by a 1.0% decrease in average revenue per student during the period. At December 31, 2010, student population was 105,498 compared with 93,152 at December 31, 2009, an increase of 13.3%. Total student starts decreased 8.0% to 26,831 for the second quarter of fiscal 2011 when compared to the second quarter of last year. The revenue related to Heald for the three months ending December 31, 2010 was $67.9 million and the student population of Heald was 17,834 as of December 31, 2010.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $67.7 million, or 30.5%, from $221.9 million in the second quarter of fiscal 2010 to $289.6 million in the second quarter of fiscal 2011. As a percentage of net revenues, educational services expenses increased from 53.6% of revenues in the first quarter of fiscal 2010 to 60.0% of revenues in the second quarter of fiscal 2011. The increase was primarily due to an increase in compensation expense, facility costs, and bad debt expense. The increase in compensation expense and facility costs is primarily due to an increase in default management and academic personnel and the opening of new campuses. Bad debt expense increased to $31.6 million or 6.5% of net revenues for the second quarter of fiscal 2011 compared to $24.2 million or 5.8% of net revenues for the second quarter of fiscal 2010. The increase in bad debt expense was primarily due to a delay in the timing of financial aid packaging related to the transition of our third party processor to the federal direct loan program.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $6.7 million, or 14.2%, from $47.3 million in the second quarter of fiscal 2010 to $54.0 million in the second quarter of fiscal 2011. As a percentage of net revenues, general and administrative expenses decreased from 11.4% of revenues in the second quarter of fiscal 2010 to 11.2% of revenues in the second quarter of fiscal 2011.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $26.0 million, or 32.4%, from $80.3 million in the second quarter of fiscal 2010 to $106.3 million in the second quarter of fiscal 2011. As a percentage of net revenues, marketing and admissions expenses increased from 19.4% of revenues for the second quarter of fiscal 2010 to 22.0% of revenues for the second quarter of fiscal 2011. The increase was primarily attributable to an increase in compensation and advertising costs due to an increase in the number of admission representatives and an increase in advertising spend per start.

Impairment and Severance Charges. During the second quarter of 2011 we incurred a goodwill impairment charge of $203.6 million. See the Critical Accounting Policies and Estimates section for further discussion regarding the factors leading to the impairment loss and the valuation methodologies and assumptions used in the goodwill impairment test. If we experience a further decline in the market price of our stock, we could incur further impairment charges related to goodwill and other intangible assets in the future. Additionally, we recorded and paid severance of $2.4 million during the second quarter of fiscal 2011.

(Benefit) provision for Income Taxes. The effective income tax rate in the second quarter of fiscal 2011 was (5.8%) as compared to 40.0% in the second quarter of fiscal 2010. The effective tax rate for the three months ended December 31, 2010 included the effect of the $203.6 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, our effective tax rate for the quarter was 40.8%.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Net Revenues. Net revenues increased $181.7 million, or 22.6%, from $802.8 million in the first six months of fiscal 2010 to $984.5 million in the first six months of fiscal 2011. The increase was due to an approximate 22.3% increase in average student population, offset by a 0.1% decrease in average revenue per student during the period. At December 31, 2010, student population was 105,498 compared with 93,152 at December 31, 2009, an increase of 13.3%. Total student starts increased 3.1% to 67,906 for the first six months of fiscal 2011 when compared to the first six months of last year. The revenue related to Heald for the six months ending December 31, 2010 was $142.0 million and the student population of Heald was 17,834 as of December 31, 2010.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $138.5 million, or 31.7%, from $436.9 million in the first six months of fiscal 2010 to $575.4 million in the first six months of fiscal 2011. As a percentage of net revenues, educational services expenses increased from 54.4% of revenues in the first six months of fiscal 2010 to 58.4% of revenues in the first six months of fiscal 2011. The increase was primarily due to an increase in compensation expense and facility costs. The increase in compensation expense and facility costs is primarily due to an increase in default management and academic personnel and the opening of new campuses, respectively. Bad debt expense increased to $58.7 million or 6.0% of net revenues for the first six months of fiscal 2011 compared to $49.2 million or 6.1% of net revenues for the first six months of fiscal 2010.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $22.9 million, or 26.4%, from $86.8 million in the first six months of fiscal 2010 to $109.7 million in the first six months of fiscal 2011. As a percentage of net revenues, general and administrative expenses increased from 10.8% of revenues in the second quarter of fiscal 2010 to 11.2% of revenues in the second quarter of fiscal 2011.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $50.1 million, or 31.2%, from $160.4 million in the first six months of fiscal 2010 to $210.5 million in the first six months of fiscal 2011. As a percentage of net revenues, marketing and admissions expenses increased from 20.0% of revenues in the first six months of fiscal 2010 to 21.4% of revenues for the first six months of fiscal 2011. The increase was primarily attributable to an increase in compensation and advertising costs due to an increase in the number of admission representatives and an increase in advertising spend per start.

Impairment and Severance Charges. During the second quarter of 2011 we incurred a goodwill impairment charge of $203.6 million. See the Critical Accounting Policies and Estimates section for further discussion regarding the factors leading to the impairment loss and the valuation methodologies and assumptions used in the goodwill impairment test. If we experience a further decline in the market price of our stock, we could incur further impairment charges related to goodwill and other intangible assets in the future. Additionally, we recorded and paid severance of $2.4 million during the second quarter of fiscal 2011.

(Benefit) provision for Income Taxes. The effective income tax rate in the first six months of fiscal 2011 was 9.7% as compared to 39.9% in the first six months of fiscal 2010. The effective tax rate for the six months ended December 31, 2010 included the effect of the $203.6 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, our effective tax rate for the first six months of fiscal 2011 was 40.0%.

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

Liquidity and Capital Resources

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of December 31, 2010, the Company was in compliance with all of the covenants. As of December 31, 2010, the credit facility had borrowings outstanding of $202.8 million and approximately $11.0 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2009 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate, entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of December 31, 2010 was approximately $15.5 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at December 31, 2010.

Working capital amounted to $48.9 million as of December 31, 2010 and $140.4 million as of June 30, 2010 and the current ratio was 1.2:1 and 1.5:1, respectively. The decrease in working capital compared to June 30, 2010 is primarily due to the repayment of cash borrowed for purposes of calculating our ED financial responsibility score as of year-end, partially offset by an increase in accounts receivable and a decrease in accrued liabilities and accrued compensation and related liabilities.

Cash flows provided by operating activities amounted to $4.0 million in the first six months of fiscal 2011 compared to $126.9 million provided by operating activities in the same period of fiscal 2010. The decrease in cash provided by operating activities for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 was primarily due to the decrease in net income as well as timing of cash receipts and payments related to working capital, primarily prepaid tuition, accrued expenses, accounts payable, taxes payable, and accounts receivable.

Cash flows used in investing activities amounted to $65.8 million in the first six months of fiscal 2011 compared to cash flows used in investing activities of $30.9 million in the same period of fiscal 2010. The increase in cash used in investing activities in the first six months of fiscal 2011 compared to the same period last year was due to higher capital spending. Capital expenditures of $65.8 million during the first six months of fiscal 2011, compared to capital expenditures of $30.9 million in the same period of fiscal 2010, were incurred primarily for new campuses, relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $100 to $110 million for fiscal 2011.

Cash flows used in financing activities in the first six months of fiscal 2011 amounted to approximately $107.2 million compared to $5.5 million for the same period of fiscal 2010. The increase in cash used in financing activities in the first six months of fiscal 2011 compared to the same period last year was due primarily to the net repayment of long-term debt and the purchase of treasury stock.

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

In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This new lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this new Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds were approximately $71.0 million for the six months ended December 31, 2010. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the six months ended December 31, 2010 and 2009 is net other income of $1.8 million and $2.2 million, respectively, associated with the Genesis notes program. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2011.

Update Regarding ED Rulemaking

On June 18, 2010, ED issued a Notice of Proposed Rulemaking (the “June NPRM”) on 13 of 14 of the following “program integrity” issues in their entirety:

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

In the June NPRM, ED also partially addressed the 14th issue, which involves new program approvals related to the definition of “gainful employment.”

The ED issued a separate NPRM on July 26, 2010 (the “July NPRM”) in which it proposed to adopt a definition of “gainful employment” linked to a two part test: measuring the relationship between the debt students incur and their incomes after program completion; and measuring the rate at which all enrollees, regardless of completion, repay their loans. The ED is still considering whether to adopt the metric it proposed in the July NPRM. We cannot predict the outcome of that pending rulemaking process at this time, or predict with certainty the impact of any new regulations on our operations. Such a regulation, if adopted in the form reflected by the July NPRM, could be effective as early as July 1, 2012 and could affect the manner in which we conduct our business. Compliance with the gainful employment rules could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We filed public comments on both the June NPRM and the July NPRM. On October 29, 2010, the ED published final rules related to the June NPRM. A final regulation related to the July NPRM establishing the specific metrics to define gainful employment remains pending and is expected to be published in the first quarter of 2011.

With respect to the proposed definition of gainful employment, final regulations issued on October 29, 2010 did not provide metrics for defining the term, but they did contain provisions imposing increased notification and approval requirements for the award of Title IV program funds in any additional programs to be offered by a proprietary institution, and new disclosure requirements that will apply to programs that are required to demonstrate gainful employment in a recognized occupation. These provisions will become effective July 1, 2011 and apply to all educational programs offered by the Company, and could affect the manner in which we conduct our business, as well as our financial condition, results of operations and cash flows.

With respect to the definition of prohibited incentive compensation, on October 29, 2010 the ED issued final regulations eliminating its previous clarifying regulations–the twelve “safe harbors”–and adopting new regulations that take the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. As a result of the final regulations, which take effect July 1, 2011, we will be required to change some of our evaluation and compensation practices for admissions representatives, financial aid representatives, certain managerial personnel and executive leadership. This could adversely affect our ability to compensate our admissions representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

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

In May 2009, the Company received notification that its Everest College Phoenix institution had been placed on probation by The Higher Learning Commission – A Commission of the North Central Association of Colleges and Schools (“HLC”). Everest College Phoenix consists of two ground campuses and an online learning division (“ECP”). The probation action was primarily related to HLC’s concerns that ECP’s governance model did not provide the necessary autonomy or authority for it to make decisions for itself independent of the Corinthian corporate structure, as well as concerns that ECP lacked sufficient operational and academic control over its branch campus and online division.

In May 2010, ECP hosted an HLC evaluation team. ECP received the evaluation team’s report in August 2010, which noted that, while there had been some positive developments, deficiencies in the institution’s compliance with HLC’s accreditation criteria remained unresolved. The evaluation team concluded that adverse action by HLC was warranted, and recommended withdrawal of ECP’s accreditation. On September 15, 2010, representatives of ECP met with an HLC Review Committee to review the evaluation team’s recommendations. On September 21, 2010, ECP received the HLC Review Committee’s report, which disagreed with the evaluation team’s recommendation and instead recommended continued probation for ECP. The evaluation team and the Review Committee both forwarded their respective reports and recommendations to the HLC Board of Trustees for review and action.

At its meeting on November 4, 2010, the HLC Board of Trustees voted to issue a Show-Cause Order requiring ECP to present its case as to why its accreditation should not be removed. ECP received notification of this action on November 12, 2010. In issuing its Show-Cause Order, the Board removed ECP from probation. ECP remains an accredited institution during the Show-Cause period.

Show Cause is a procedural order that places the burden on the college to prove it remains an entity that meets HLC’s accreditation standards. ECP must present its case for continued accreditation by means of a Show-Cause Report due as early as March 21, 2011 that provides substantive evidence that the college has ameliorated HLC’s concerns. ECP must also host a Show-Cause evaluation team no later than May 31, 2011 that will validate the contents of the report and determine if each of HLC’s concerns identified in the Show-Cause order has been fully resolved and the college meets HLC’s Criteria for Accreditation. The Show-Cause Order will remain in effect until the HLC Board reviews, at its November 2011 meeting, the college’s Show-Cause Report, the Show-Cause Team Report, and the institution’s response to the Show-Cause Team Report. Should ECP not file the Show-Cause Report or should it be unable to establish to the satisfaction of the HLC Board that it has resolved the HLC Board’s concerns, HLC will move to withdraw ECP’s accreditation.

At December 31, 2010, the combined enrollment for ECP was 6,415 students. The Company cannot predict the outcome of this matter with certainty. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily resolve its Show-Cause action with HLC could have a material adverse effect on the Company’s business, results of operations and financial condition.

In a letter dated December 8, 2010, the Company received notification that the Accrediting Commission of Schools and Colleges (“ACCSC”) had voted to direct the Company’s Everest Institute in Decatur, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC’s required student achievement outcomes. The institution must provide the information requested by ACCSC on or before March 8, 2011 for review at the May 2011 ACCSC Commission meeting. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest Institute in Decatur, GA to satisfactorily resolve its show cause action with ACCSC could have a material adverse effect on the Company’s business, results of operations and financial condition.

Pending Program Reviews. From time to time certain of our institutions have been the subject of program reviews by ED. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, ED conducted site visits at our Fremont, CA campus and the online division of Everest College Phoenix. Additionally, in September 2010, ED conducted a site visit at the online operations of Everest University Online in Tampa, FL. In October 2010, ED announced another site visit for the online division of Everest College Phoenix which occurred in November 2010. Site visits are the first step in the program review process. ED then prepares a program review report, the institution has the opportunity to respond, and ED issues a final program review determination, which may be appealed. We have not yet received a program review report with respect to the site visit at our Fremont, CA campus or with respect to the site visit for Everest College Phoenix in 2010. We have received a program review report with respect to the site visit at the online operations of Everest University in Tampa, FL and are in the process of conducting file reviews and other factual investigations to be able to respond to the report.

In April 2010, we received ED’s program review report (the “Report”) related to the site visit for Everest College Phoenix, including the online division and the two ground campuses in Phoenix and Mesa, AZ, which occurred in August 2008. The Report maintains that Everest College Phoenix has failed to make students aware of the total amounts of financial aid for which they were entitled, failed to accurately inform students of the program costs, and delayed disbursements of Title IV funds. The report also contains findings regarding inadequate documentation, verification and availability of records for ED review, and the failure to make certain disbursements. In the Report, ED characterizes certain of these findings as misrepresentations by Everest College Phoenix to its students, as a breach of fiduciary duty and as evidencing an intentional evasion of the 90/10 requirements. We disagree with these characterizations and have provided written responses to the program review report in two submissions to ED. We will continue to cooperate fully with ED in its review.

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

Interest Rate Exposure. As of December 31, 2010, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $218.3 million and capital lease obligations of $13.9 million, and (ii) student notes receivable, net, in the aggregate amount of $84.5 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. The Mortgage Facility has a related fixed interest rate swap agreement with Bank of America that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Mortgage Facility. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of December 31, 2010 was a deficit of CAD $16.5 million which includes borrowings outstanding under the credit facility of CAD $12.8 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We derive a majority of our revenues on a cash basis from federal student financial aid programs. In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the “HEA”), and the regulations issued thereunder by the Department of Education (“ED”), subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA (“Title IV”). As a result, our schools are subject to extensive regulations by these agencies that, among other things, require us to:

•	undertake steps to assure that our schools do not have Cohort Default Rates that exceed applicable limits;

•	limit the percentage of revenues (on a cash basis) derived at each of our institutions from federal student financial aid programs to less than 90%;

•	adhere to financial responsibility and administrative capability standards;

•	prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or awarding financial aid;

•	achieve stringent completion and placement outcomes; and

•	make timely refunds of tuition when a student withdraws from one of our institutions.

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

Prior to the HELP Committee’s hearing on August 4, 2010, the GAO conducted a series of undercover investigations into the enrollment and recruiting practices at fifteen for-profit institutions of higher education in which GAO investigators with hidden cameras posed as potential new student enrollees. We believe that two of our campuses, one of which was Everest College Phoenix, were among those visited by the GAO. At the HELP Committee hearing on August 4, 2010, the GAO provided testimony that characterized the interactions between our campus personnel and the GAO investigators as “deceptive or otherwise questionable.” On November 30, 2010, the GAO reissued its testimony by making numerous edits and corrections to its previous report. On December 1, 2010, the day after the GAO reissued its report, the HELP Committee provided the Company with copies of redacted audio recordings of the undercover investigations at the Company’s two campuses. After reviewing the audiotapes, the Company disagrees with the GAO’s characterization of its interactions with the Company’s personnel at the two campuses the GAO visited.

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

These hearings and the GAO investigation are not formally related to ED’s rulemaking process currently underway. However, the hearings and the GAO testimony to the HELP Committee could affect the final rules or could lead to further investigations of proprietary schools and the proposal of additional new regulatory requirements by the ED.

On August 5, we received a request for information from the HELP Committee relating to the ongoing series of hearings. We believe this request was extended to approximately thirty proprietary educational companies, including all such publicly traded companies. The request seeks information regarding how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the 90/10 rule. The request also seeks information regarding the number of students who complete or graduate from our programs, how many of those students find work in their educational area, the debt levels of students enrolling and completing programs and information regarding the number of students who risk default within the cohort default rate window. The HELP Committee has also requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV Program funds, institutional accreditation, regulatory compliance and other matters. We have made numerous submissions in response to the HELP Committee’s requests and are continuing to cooperate with the Committee.

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

On May 1, 2009, the Company’s Everest College Phoenix received notification from HLC that it had been placed on probation. At December 31, 2010, the combined enrollment for Everest College Phoenix was 6,415 students, and combined revenue was approximately 5.1% of the Company’s total net revenues for the quarter ended December 31, 2010. The probation action was initiated primarily related to governance issues and questions about the institution’s autonomy with respect to Corinthian’s ownership and control of the institution. The institution has made numerous changes to comply with HLC’s accreditation criteria and is committed to continuing make progress forward resolving HLC’s concerns. At its meeting on November 4, 2010, the HLC Board of Trustees voted to issue a Show-Cause Order requiring Everest College Phoenix to present its case as to why its accreditation should not be removed. In issuing its Show-Cause Order, the HLC Board removed Everest College Phoenix from probation, and the institution remains an accredited institution during the Show-Cause period.

Show Cause is a procedural order that places the burden on the college to prove it remains an entity that meets HLC’s accreditation standards. Everest College Phoenix must present its case for continued accreditation by means of a Show-Cause Report due as early as March 21, 2011 that provides substantive evidence that the college has ameliorated HLC’s concerns. The Show-Cause Order will remain in effect until the HLC Board reviews, at its November 2011 meeting, the college’s Show-Cause Report, the Show-Cause Team Report, and the institution’s response to the Show-Cause Team Report. Should Everest College Phoenix not file the Show-Cause Report or should it be unable to establish to the satisfaction of the HLC Board that it has resolved the HLC Board’s concerns, HLC will move to withdraw Everest College Phoenix’s accreditation. The Company and Everest College Phoenix continue to believe Everest College Phoenix satisfies HLC’s accreditation criteria. The Company cannot predict the outcome of this matter with certainty, including without limitation, whether HLC will withdraw accreditation of Everest College Phoenix. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily respond to the show cause order with HLC could have a material adverse effect on our business, results of operation and financial condition.

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

In a letter dated December 8, 2010, the Company received notification that ACCSC had voted to direct the Company’s Everest Institute in Decatur, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC’s required student achievement outcomes. The institution must provide the information requested by ACCSC on or before March 8, 2011 for review at the May 2011 ACCSC Commission meeting. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest Institute in Decatur, GA to satisfactorily resolve its show cause action with ACCSC could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Incentive Compensation

A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The statutory language of this prohibition does not establish clear criteria for compliance in all circumstances, but historically there have been twelve “safe harbors” that define specific types of compensation that are deemed not to constitute impermissible incentive compensation. Currently, we rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the statutory prohibition. On October 29, 2010, ED issued final regulations eliminating all twelve safe harbors, and in lieu of the safe harbors, takes the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. The final rule further clarifies that this prohibition may extend to individuals holding a managerial position at any level of the company, to the extent that a particular individual has responsibility for recruitment or admission of students, or making decisions about awarding Title IV program funds. ED states that an institution still would be able to make merit-based adjustments to employee compensation, but would not be permitted to consider nor base compensation directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success. As a result of the final regulations, which take effect July 1, 2011, we will be required to change some of our compensation practices for admissions representatives and others. This could adversely affect our ability to compensate our admissions representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

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

Based on currently available information, we expect that all of our institutions will be able to comply with the 90/10 Rule for our fiscal year ending June 30, 2011. When the first portion of 90/10 relief under the HEOA expires for our fiscal year ended June 30, 2012 (starting on July 1, 2011), however, compliance will be much more difficult. One way to reduce the percentage of revenue our institutions receive under the Title IV Programs is to raise tuition rates. An increase in tuition prices above the applicable maximums for Title IV student loans and grants effectively requires students to obtain other sources of funding to resolve the remaining tuition balance. In that way, our institutions can reduce the percentage of revenue from Title IV sources.

To increase the probability that our institutions can maintain compliance with the 90/10 Rule in fiscal 2012, we plan to implement a tuition price increase in the third and fourth quarters of fiscal 2011. Price increases will be calculated individually for each institution and are expected to average twelve percent. We do not believe that substantial tuition price increases are in the best interests of our students, and they are inconsistent with the intent of the current “gainful employment” rulemaking by ED. We are continuing to educate policy makers about the negative consequences of the 90/10 Rule, and we believe that the most effective solution to address the increasing 90/10 Rule percentage is a change in the 90/10 Rule itself. If after we take the price increases the 90/10 Rule is favorably modified or rescinded, we intend to roll back prices to reflect any such benefits on a prospective basis. There is no assurance that ED, or Congress, will address this problem by modifying the 90/10 Rule or will address it in a manner that timely and favorably impacts compliance by our institutions. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

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

We monitor on an ongoing basis the preliminary data about cohorts which are in the process of repayment, and are currently monitoring the repayment and default status of students who entered repayment during the federal fiscal year ended December 31, 2009 (the “2009 Cohort”), and the federal fiscal year ending December 31, 2010 (the “2010 Cohort”). The draft cohort default rates for the 2009 Cohort will not be available until February 2011. However, based on currently available information, we believe the number of our institutions which could exceed ED’s 25% default rate threshold for the 2009 Cohort will be substantially higher than for the 2008 Cohort, in which eight of our institutions exceeded the 25% default rate threshold.

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

The most recent data we have received regarding defaults from the 2010 Cohort is encouraging. We previously expected that up to three of our institutions could exceed ED’s 25% default threshold for three consecutive years under the two-year methodology, which could have resulted in loss of federal funding for those institutions. Given the trend data now available, we believe that none of our institutions will exceed the 25% threshold under the Department’s two-year measurement methodology for three years in a row. For the 2010 Cohort, we do not expect any of our institutions to exceed the required 25% threshold. We believe that these positive trends are the result of three main factors: 1) our substantial investment in cohort default management over the past 18 months; 2) stabilization in the student lending environment; and 3) the increased participation of loan servicers in default management.

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

Goodwill and other intangible assets are tested annually, or more frequently if circumstances indicate potential impairment, by comparing their fair value to the carrying amount at the reporting unit level as defined by the accounting guidance. We determined the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less that the carrying amount of its assets, we record an impairment charge in the consolidated statements of operations.

In connection with receipt of federal financial aid by the Company’s students, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting agencies. Compliance with the regulations promulgated by these various bodies could have a material impact on the manner in which the Company conducts its business. As of December 31, 2010 the market value of the Company was below book value. Accordingly, the Company performed a valuation of its reporting units and concluded that an impairment existed as of the balance sheet date. As a result of the analysis, we determined that the current fair value of the goodwill in certain of our reporting units was $0, and accordingly recorded an impairment charge of $203.6 million, the majority of which was non-deductible for tax purposes, in the three and six month periods ended December 31, 2010. To the extent known, the Company has incorporated the risks associated with regulatory compliance into the cash flow forecasts and discount rates used to estimate the fair value of each of its reporting units at December 31, 2010. However, should the Company need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including estimation of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other intangible assets. The remaining goodwill of $197.9 million relates to the Heald acquisition in January 2010. The fair value of the Heald reporting unit exceeded its carrying amount by less than 10% at December 31, 2010. As a result, a relatively minor negative revision to the estimated future revenue growth or discount rate could result in an impairment to the carrying value of the related goodwill.

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

Operational Risks That Could Have a Material Adverse Effect on Our Business

We have historically relied on a single company to provide financial aid processing for our students, but we are in the process of bringing that process in-house. If that outside company fails or refuses to timely provide services, or materially increases its fees, or if our in-sourcing effort is unsuccessful, our business could be harmed.

We have historically utilized a single company to provide the financial aid packaging and processing for our students’ financial aid, but we are in the process of bringing this process in-house. We have experienced periodic delays or backlogs of financial aid processing when the company’s resources have become overburdened, and the process to bring the process in-house involves risk. If this company were to cease doing business with us or substantially raises prices or interrupt services before we are able to complete the in-sourcing effort, we could experience an interruption in financial aid processing for our students. If we are unable to provide financial aid processing for our students in a timely and accurate manner, or if such services are delayed or becomes more expensive, it could have a material adverse effect on our business and results of operations.

We face litigation that could have a material adverse effect on our business, financial condition and results of operations.

We and our schools are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving our current and former students, alleged violations of federal and state laws, false claims made to the federal government and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage or current reserves, which could have a material adverse effect on our financial condition or results of operation. We could also incur substantial legal costs, and management’s attention and resources could be diverted from our business. Please see Note 8, “Commitments and Contingencies,” for more detailed information on these litigation risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
September 2010	3,659,400	$6.33	3,659,400	$176,828,374
October 2010	257,800	$7.09	257,800	175,000,126

Total	3,917,200		3,917,200

[1]

The Board of Directors of Corinthian approved a stock repurchase program during July 2010 under which the Company may purchase up to $200 million of its common stock. The approval by the Board of Directors does not contain an expiration date.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 3.(i).1	Amended and Restated Certificate of Incorporation of Corinthian Colleges, Inc.

Exhibit 10.1	Amended and Restated Corinthian Colleges, Inc. 2003 Performance Award Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 15, 2010)

Exhibit 10.2	Corinthian Colleges, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit A to the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 15, 2010)

Exhibit 10.3	Form of Director Stock Unit Award Notice to be delivered by the Company to non-employee members of the Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 23, 2010)

Exhibit 10.4	Form of Restricted Stock Unit Award Agreement, by and between Corinthian Colleges, Inc. and Jack D. Massimino (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 23, 2010)

Exhibit 10.5	General Release Agreement, dated November 29, 1010, between Peter Waller and Corinthian Colleges, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 30, 2010)

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

February 2, 2011	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 2, 2011	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President, Chief Financial Officer, and Chief Administrative Officer (Principal Financial Officer)

February 2, 2011	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)