Form 10-Q
period 2011-03-31
CORINTHIAN COLLEGES INC
filed 2011-05-04
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

At April 30, 2011, there were 84,611,603 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,290	$209,419
Accounts receivable, net of allowance for doubtful accounts of $29,072 and $27,533 at March 31, 2011 and June 30, 2010, respectively	85,454	95,272
Student notes receivable, net of allowance for doubtful accounts of $15,336 and $18,496 at March 31, 2011 and June 30, 2010, respectively	22,460	20,743
Deferred income taxes	47,603	47,591
Prepaid expenses and other current assets	57,035	64,697

Total current assets	252,842	437,722
PROPERTY AND EQUIPMENT, net	333,945	298,083
OTHER ASSETS:
Goodwill, net	197,875	400,204
Other intangibles, net	183,501	189,676
Student notes receivable, net of allowance for doubtful accounts of $51,859 and $42,339 at March 31, 2011 and June 30, 2010, respectively	72,599	47,480
Deposits and other assets	8,967	13,211
Deferred income taxes	3,296	3,044

TOTAL ASSETS	$1,053,025	$1,389,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,641	$74,906
Accrued compensation and related liabilities	88,388	110,972
Accrued expenses	24,948	29,289
Prepaid tuition	59,579	80,889
Current portion of capital lease obligations	601	525
Current portion of long-term debt	729	730

Total current liabilities	221,886	297,311
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	13,148	13,636
LONG-TERM DEBT, net of current portion	189,821	299,368
DEFERRED INCOME TAXES	407	22,608
OTHER LONG-TERM LIABILITIES	66,586	65,463
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 90,785 shares issued and 84,612 shares outstanding at March 31, 2011 and 90,386 shares issued and 88,129 shares outstanding at June 30, 2010	9	9
Additional paid-in capital	241,283	232,623
Treasury stock	(56,368)	(31,368)
Retained earnings	374,634	489,168
Accumulated other comprehensive income	1,619	602

Total stockholders’ equity	561,177	691,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,053,025	$1,389,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
NET REVENUES	$462,346	$478,274	$1,446,884	$1,281,053
OPERATING EXPENSES:
Educational services (including bad debt expense of $22,074 and $20,639 for the three months ended March 31, 2011 and 2010, respectively; and $80,788 and $69,850 for the nine months ended March 31, 2011 and 2010, respectively)	275,243	259,340	850,650	696,227
General and administrative	50,694	54,811	160,427	141,616
Marketing and admissions	107,268	97,696	317,789	258,095
Impairment, facility closing, and severance charges	2,402	—	208,391	—

Total operating expenses	435,607	411,847	1,537,257	1,095,938

(LOSS) INCOME FROM OPERATIONS	26,739	66,427	(90,373)	185,115
Interest (income)	(208)	(311)	(629)	(962)
Interest expense	1,898	2,130	6,061	3,467
Other (income) expense, net	(1,512)	(1,727)	(3,319)	(4,238)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	26,561	66,335	(92,486)	186,848
Provision for income taxes	10,491	26,529	22,047	74,727

NET (LOSS) INCOME	16,070	39,806	$(114,533)	112,121

(Loss) income per common share:
Basic	$0.19	$0.45	$(1.34)	$1.28

Diluted	$0.19	$0.45	$(1.34)	$1.26

Weighted average number of common shares outstanding:
Basic	84,577	87,791	85,646	87,558

Diluted	84,715	88,796	85,646	88,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	($114,533)	$112,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,503	46,745
Stock based compensation	7,514	9,930
Deferred income taxes	(22,201)	—
Loss on disposal of assets	746	689
Impairment charge	203,561	—
Changes in assets and liabilities:
Accounts receivable, net	10,101	(1,406)
Student notes receivable, net	(26,836)	(23,861)
Prepaid expenses and other assets	14,102	5,488
Accounts payable	(27,333)	16,766
Accrued expenses and other liabilities	(19,612)	2,264
Income taxes payable	(6,534)	2,484
Prepaid tuition	(22,131)	34,619
Other long-term liabilities	(1,785)	4,820

Net cash provided by operating activities	53,562	210,659

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Heald, net of cash acquired	—	(347,299)
Capital expenditures	(88,892)	(52,209)

Net cash used in investing activities	(88,892)	(399,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	307,670	252,133
Principal repayments on long-term debt and capital lease obligations	(418,563)	(154,587)
Proceeds from exercise of stock options and employee stock purchase plan	1,419	8,964
Purchase of treasury stock	(25,000)	—

Net cash provided by (used in) financing activities	(134,474)	106,510

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	675	552

NET DECREASE IN CASH AND CASH EQUIVALENTS	(169,129)	(81,787)
CASH AND CASH EQUIVALENTS, beginning of period	209,419	160,276

CASH AND CASH EQUIVALENTS, end of period	$40,290	$78,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$55,121	$64,537

Interest paid, net of capitalized interest	$5,551	$3,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of March 31, 2011, the Company had 102,450 students and operated 106 schools in 26 states and 17 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, business, technology, and criminal justice. The Company also offers exclusively online degrees, primarily in business and criminal justice.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2010 consolidated financial statements of the Company included in the Company’s 2010 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011.

The unaudited condensed consolidated financial statements as of March 31, 2011 and for the three and nine months ended March 31, 2011 and 2010 and the audited condensed consolidated financial statements as of June 30, 2010 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at March 31, 2011. In addition, the carrying value of all borrowings approximates fair value at March 31, 2011.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

Note 2—Impairment and Severance Charges

During the second quarter of fiscal 2011, the Company’s market capitalization was below book value, which the Company considered an indicator of impairment. Consequently, the Company performed an interim impairment test on goodwill and other indefinite lived intangible assets. The Company believes that continued regulatory uncertainties, and the potential impact of new regulations, particularly proposed regulations regarding gainful employment, have had a sustained negative impact on Company’s stock price and current fair value. The results of the interim impairment test indicated that the fair value of two of the Company’s reporting units with identified goodwill of $203.6 million was less than their carrying value. Accordingly, the Company estimated the implied fair value of the goodwill of these reporting units by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. As a result of this analysis, the Company determined that the current fair value of the goodwill in these reporting units was $0, and accordingly recorded an impairment charge of $203.6 million, the majority of which was non-deductible for tax purposes.

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

The remaining goodwill of $197.9 million relates to the Heald acquisition in January 2010. The fair value of the Heald reporting unit exceeded its carrying amount by less than 10% at December 31, 2010. The Company’s impairment tests of the indefinite lived intangible assets did not result in an impairment charge. At March 31, 2011 the Company considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non amortizable intangible assets at that date and concluded that no such test was necessary. The Company will perform its required annual impairment test for goodwill and other non amortizable intangible assets as of June 30, 2011.

Additionally, the Company recorded severance for three and nine months ending March 31, 2011 of $2.4 million and $4.8 million, respectively.

Note 3—Business Acquisitions/Dispositions

Fiscal 2010

On January 4, 2010, Corinthian Colleges, Inc. (the “Company”) completed its previously-announced acquisition of Heald, SP PE VII-B Heald Holdings Corp., a Delaware corporation (“SP Holdings”), and SD III-B Heald Holdings Corp., a Delaware corporation (“SD Holdings”; each of SP Holdings and SD Holdings individually, a “Holding Company” and, collectively, the “Holding Companies”). The transaction was completed in accordance with a Securities Purchase and Sale Agreement, dated October 19, 2010 (the “Purchase Agreement”), by and among the Company, Heald, SP Holdings, SD Holdings, the individuals and entities set forth on Exhibit A of the Purchase Agreement (the “Sellers” and, each individually, a “Seller”) and Heald Investment, LLC, a Delaware limited liability company, as the Sellers’ Representative. Pursuant to the Purchase Agreement, the Company acquired all of the limited liability company membership interests in Heald (“Membership Interests”) by purchasing all of the outstanding capital stock of each of the Holding Companies and by purchasing Membership Interests directly from the Sellers, for total consideration of $395 million. The consideration paid was financed via existing cash and borrowings against the Company’s line of credit in the amount of $224 million. The Company believes the acquisition is strategic given the experienced management team, strong operating metrics, regional accreditation and diverse program offerings and through its expertise and financial commitments it will be able to continue to grow the student population and program offerings.

Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 12 campuses and had 18,476 students at March 31, 2011.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

The following unaudited pro forma financial information presents the results of operations of Corinthian Colleges, Inc. and Heald for the nine months ended March 31, 2011, as if the acquisition had occurred on July 1, 2010. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

Unaudited Pro Forma Nine Months Ended March 31, 2010
Revenues	$1,380,612
Operating income	196,496
Net income	116,251
Earnings per Share:
Basic:	$1.33
Diluted:	$1.31

The Heald acquisition yielded a $10.3 million intangible asset related to student contracts with a useful life of twelve months with actual amortization which began January 4, 2010 and completed December 31, 2010. The student contract is amortized on a straight-line basis and included within educational services within the Condensed Consolidated Statement of Operations. The actual results for the three and nine months ended March 31, 2011 contain student contract amortization of $0.0 million and $5.2 million respectively. Included within the pro forma information presented within operating income is student contract amortization of $5.2 million for the nine months ended March 31, 2011.

Note 4—Long-Term Debt and Capital Lease Obligations

As of March 31, 2011, long-term debt consisted of the following:

	March 31, 2011	June 30, 2010
	(unaudited)
	(In thousands)
Credit facility obligations, with interest at 3.1% per annum	$175,280	$284,280
Mortgage facility obligations, with interest at 4.0% per annum	15,270	15,818
Capital lease obligations	13,749	14,161

	204,299	314,259
Less—current portion of credit facility obligations	(729)	(730)
Less—current portion of capital lease obligations	(601)	(525)

	$202,969	$313,004

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of March 31, 2011, the Company was in compliance with all of the covenants. As of March 31, 2011, the credit facility had borrowings outstanding of $175.3 million and approximately $10.3 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by the Company’s present and future significant operating subsidiaries.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2010 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of March 31, 2011 was approximately $15.3 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at March 31, 2011.

Note 5—Comprehensive (loss) Income

Comprehensive (loss) income is defined as the total of net (loss) income and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive (loss) income for the three and nine months ended March 31, 2011 and 2010 (in thousands, unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income	$16,070	$39,806	$(114,533)	$112,121
Foreign currency translation adjustments	(443)	1,363	926	4,317
Post employment benefits	30	30	90	90

Comprehensive income	$15,657	$41,199	$(113,517)	$116,528

Note 6—Weighted Average Number of Common Shares Outstanding

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income per common share for the three and nine months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Basic common shares outstanding	84,577	87,791	85,646	87,558
Effects of dilutive securities:
Stock options and restricted stock units	138	1,005	—	1,114

Diluted common shares outstanding	84,715	88,796	85,646	88,672

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

During the three and nine months ended March 31, 2011, the Company issued approximately 0.2 million and 0.4 million shares of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units, respectively. The Company had 0.1 million shares that were anti-dilutive for the nine months ended March 31, 2011. During the three months ended March 31, 2011 and 2010, approximately 11.2 million and 3.7 million, respectively, of our stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. During the nine months ended March 31, 2011 and 2010, approximately 11.3 million and 2.6 million, respectively, of our stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. Corinthian plans to repurchase shares on the open market or in private transactions from time to time, depending on the company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of March 31, 2011 the Company had repurchased 3,917,200 shares at an average price of $6.38.

Note 7—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$444,715	$457,299	$1,393,512	$1,219,596
Canadian operations	17,631	20,975	53,372	61,457

Consolidated	$462,346	$478,274	$1,446,884	$1,281,053

	March 31, 2011	June 30, 2010
	(unaudited)
Long-lived assets
U.S. operations	$787,209	$892,773
Canadian operations	12,974	58,925

Consolidated	$800,183	$951,698

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 8—Commitments and Contingencies

In the ordinary conduct of its business, the Company and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students, employment-related matters, business disputes and regulatory demands. In some of the lawsuits and arbitrations pending against the Company, including matters not disclosed below, the plaintiffs seek certification of the matter as a class action or collective action in order to represent other similarly-situated persons. Except as disclosed below, none of the matters currently pending against the Company in which plaintiffs seek class certification has yet been certified as a class action or collective action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. Information is provided below regarding the nature of each potentially material claim where the likelihood of loss is probable or reasonably possible. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company has accrued a liability for the loss. When a loss is not both probable and estimable, the Company does not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, the Company determines whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. For the matters described below, the Company has either established an accrual that is immaterial, or has determined that a loss is reasonably possible but that it is not possible to provide a reasonable estimate of the amount of loss or the range of possible losses with respect to the matter. There can be no assurance that the ultimate outcome of any of the matters threatened or pending against the Company, including those disclosed below, will not have a material adverse effect on the Company’s financial condition or results of operations.

False Claims Act Qui Tams

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and the Company is opposing that appeal. The hearing on appeal is scheduled for June 8, 2011. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

Securities and Derivative Litigation

On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs have intervened in the lawsuit and have petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs are required to file an amended consolidated complaint no later than May 5, 2011. The Company believes the complaints are without merit and intends to defend itself and its current and former officers vigorously.

On October 19, 2010, a shareholder derivative complaint captioned David Realty Company, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the then-current members of the Company’s Board of Directors, plus Ken Ord and Matt Ouimet, both of whom are current or former officers of the Company, and against the Company as a nominal defendant. On October 22, 2010, a second shareholder derivative complaint captioned Jake Vale, derivatively on behalf of Corinthian Colleges, Inc., v. Paul St. Pierre, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company’s Board of Directors, plus Ken Ord, and against the Company as a nominal defendant. Both derivative complaints are based on factual allegations similar to those alleged in the Karam federal securities complaint identified above. The David Realty Company complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, and breach of fiduciary duty for insider selling and misappropriation of information; the Vale complaint asserts causes of action for violation of Section 14(a) of the 1934 Exchange Act, breach of fiduciary duty, unjust enrichment, and indemnification and contribution. The Company and the individual defendants believe the complaint is without merit, and the Company intends to defend this matter vigorously.

Student Litigation

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont campus. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company never operated any HVAC programs at the Company’s WyoTech Oakland campus during its ownership of that campus. The arbitrator is considering whether the arbitration provision in the former students’ enrollment agreement is susceptible to class-wide resolution. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition names thirteen former students of three Dallas-area Everest campuses as plaintiffs and does not seek certification as a class action. The plaintiffs allege violations of Texas’ Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs seek recovery of compensatory and exemplary damages and attorneys’ fees. The action has been ordered to arbitration where individual arbitration demands have been filed. The plaintiffs’ attorneys have also informed us they represent a total of approximately one–hundred-and-fifty current or former students upon whose behalf they may file litigation or arbitration demands, and have filed arbitration demands with respect to a total of seventy-two students. In the first two cases in which arbitration hearings have been conducted and judgments returned, the Company received a complete defense verdict in one case and the plaintiff received an immaterial arbitration award in the other case. Three other plaintiffs’ cases have been dismissed with prejudice, and two additional matters have been heard but judgments not yet returned. The Company believes these arbitration claims are without merit and intends to continue vigorously defending itself.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company’s Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre- and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. On July 26, 2010, the Court ordered the matter to binding arbitration, and the plaintiff has filed a putative class action demand in arbitration. The arbitrator has ruled that the arbitration provision in the former student’s enrollment agreement is susceptible to class-wide resolution, but has not yet addressed whether a class should be certified. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

On September 24, 2010, a putative class action complaint captioned Chelsi Miller, Daniel Marty and Christie Cotton, on behalf of themselves and all persons similarly situated v. Corinthian Colleges, Inc, et al. was filed in the Third Judicial District of Utah State Court. The named plaintiffs are former students of the Company’s Everest College in Salt Lake City, Utah, and seek to represent a class of all persons who completed courses and/or received credits from Everest College in Salt Lake City during the four-year period ending on the date the action was filed. The complaint alleges that the Company made fraudulent and negligent misrepresentations and violated the Utah Sales and Consumer Practices Act in connection with statements to students about accreditation and transfers of credit and the amount of costs and fees. The plaintiffs seek an order certifying a class, declaration that the arbitration provisions in the plaintiffs’ enrollment agreements are unconscionable, injunctive relief, restitution, disgorgement and other injunctive relief, imposition of a constructive trust, actual and punitive damages, pre- and post-judgment interest and attorneys’ fees and costs of suit. The Company removed the case to federal court and filed a motion to compel individual arbitrations, which the court granted. Plaintiffs have not yet filed individual demands in arbitration. The Company believes these matters are without merit and intends to defend itself vigorously.

On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs are thirty-three individuals who purport to be current and/or former students of the Company’s Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleges breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company’s medical assisting program at the Merrionette Park campus. The plaintiffs seek to certify a class composed of all persons who enrolled in the Company’s Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and seek actual and compensatory damages on behalf of such persons, costs and attorneys’ fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deems proper. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted. Plaintiffs have not yet filed individual demands in arbitration. The Company believes these matters are without merit and intends to defend itself and its subsidiary vigorously.

During the second, third and fourth quarters of fiscal 2011, the Company has experienced an unprecedented increase in putative class action lawsuits by former students. In all of these cases, the plaintiffs and their counsel seek to represent a class of “similarly situated” people as defined in the complaint. The Company believes these lawsuits are largely the result of negative publicity—and aggressive lawyer recruitment of potential clients—surrounding the Department of Education’s (“ED’s”) rulemaking efforts, the Senate HELP Committee hearings, the Government Accountability Office (“GAO”) report, and other related matters described elsewhere in this Report on Form 10-Q. In virtually all of the following cases, the plaintiffs cite testimony from the HELP Committee hearings, the GAO report, public statements by elected officials and/or other negative media coverage in their complaints. The Company believes all of the following complaints are contractually required to be resolved in individual arbitrations between the named students and the Company, and the Company has moved, or will move, to compel these cases to arbitration. The following is a brief summary of such matters:

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought	Description of Putative Class
December 20, 2010	Jacquel Kimble; Everest College in Hayward, California	U.S. District Court, Northern District of California	Alleged misrepresentations regarding accreditation, transferability of credits, certifications and career placement; Alleged violation of California’s Unfair Competition Law and California’s Consumer Legal Remedies Act; Complaint seeks class certification, restitution and injunctive relief	All persons who attended any Everest College campus in the United States during the applicable statute of limitations period

January 24, 2011	Kevin Ferguson; Everest Institute in Miami, Florida	U.S. District Court, Central District of California	Alleged misrepresentations regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging breach of implied contract, breach of implied covenant of good faith and fair dealing, violation of California’s Business and Professions Code, violation of California’s Consumer Legal Remedies Act, negligent misrepresentation and fraud; Complaint seeks class certification, injunctive relief, restitution, disgorgement, punitive damages, attorneys’ fees and costs of suit	All persons who attended any Everest institution in the United States or Canada from January 24, 2005 to the present; all persons who attended any Heald institution from January 24, 2009 to the present

February 17, 2011	Sandra Muniz; Heald College campuses in Rancho Cordova and Roseville, California	U.S. District Court, Central District of California	Alleged misrepresentations regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging fraud, negligent misrepresentation, violation of the unfair trade practices act, violation of the false advertising act, violation of the California’s Consumer Legal Remedies Act, breach of implied contract, and breach of the implied covenant of good faith and fair dealing; Complaint seeks declaratory and injunctive relief, class certification, restitution and disgorgement, punitive damages, costs of suit, attorneys’ fees and other relief	All persons in the United States and Canada who attended any Everest institution from January 31, 2005 to the present; and all persons in the United States who attended any Heald institution from January 31, 2009 to the present

February 28, 2011	Laura Irizarry; Everest University in Tampa, Florida	U.S. District Court, Middle District of Florida	Alleged misrepresentations about accreditation, transferability of credit, costs and fees, and efforts to assist graduates in obtaining licenses, certificates and employment; Causes of action alleging violation of Florida’s deceptive and unfair trade practices act; Complaint seeks class certification, damages, injunctive relief, imposition of a constructive trust on funds obtained, attorney’s fees and costs and other relief, and declaratory judgment regarding arbitration	All persons in Florida who paid tuition or costs and completed any program or courses at any Everest institution during the four-year period prior to the filing of the complaint

March 7, 2011	Sharon Jalanic-Reed and Lynell Graves, Everest College, West Los Angeles, California	California State Court, Los Angeles County

Alleged misrepresentations and other misconduct related to admissions practices, and disclosures regarding accreditation, transferability of credit and outcomes of graduates; Causes of action alleging violation of the California Consumer Legal Remedies Act, false advertising and unfair business practices under California’s Business and Professions Code, fraudulent and negligent misrepresentations, constructive fraud and breach of contract; Complaint seeks class certification, declaratory relief regarding enforceability of arbitration agreement, damages, injunctive relief, restitution, disgorgement of profits, imposition of a constructive trust, punitive damages, attorneys’ fees and costs, and other relief

All persons who completed courses and/or received credits from Everest at any campus in the State of California during the four years prior to filing of the complaint

March 11, 2011	Noravel Arevalo and fourteen former students at the Company’s Everest College location in Alhambra, California	American Arbitration Association	Alleged misrepresentations and unlawful business practices in the licensed vocational nursing program in Alhambra, CA; Causes of action alleging violation of the California Consumer Legal Remedies Act, fraud, breach of contract, violation of California’s former Private Postsecondary and Vocational Education Reform Act, violation of the Racketeer Influenced and Corrupt Organizations Act, violation of California’s Business and Professions Code; Complaint seeks class certification, injunctive relief, damages, restitution and disgorgement, civil penalties, punitive damages, treble damages, attorneys’ fees and expenses, costs of suit and other relief	All persons who enrolled in the Everest College, Alhambra, CA Vocational Nursing classes of 2007-08 and 2008-09

April 22, 2011	Kenneth Stockman; Everest College in Reseda, California	U.S. District Court, Central District of California	Alleged misrepresentations regarding accreditation, transferability of credits, and career placement and earnings prospects of graduates; Alleged violation of California’s Unfair Competition Law and California’s Consumer Legal Remedies Act, alleged fraudulent and negligent misrepresentation, alleged constructive fraud, alleged unlawful and unconscionable arbitration clause, and breach of contract; Complaint seeks class certification, restitution and injunctive relief, damages, punitive damages, statutory damages, disgorgement of profits, a declaration that arbitration provisions are null and void, and attorneys’ fees and costs	All persons who completed courses and/or received credits from Everest in the United States during the four years prior to the filing of the complaint

The Ferguson and Muniz matters described above have been consolidated by the court into one action. The Company intends to defend itself and its subsidiaries vigorously in all of these matters.

Employee Litigation

On November 17, 2008, an action captioned Mary Credille and Roger Madden, on behalf of all similarly situated current and former employees, v. Corinthian Colleges et al., was filed in the U.S. District Court for the Northern District of Illinois. The two originally-named plaintiffs are former employees of the Company’s Chicago campus, and allege failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. Plaintiff Credille has voluntarily dismissed her claims against the Company. On December 8, 2009, the Court granted Plaintiff Madden’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Chicago campus who also satisfy additional requirements. A total of three former employees, including Madden, have elected to participate in the lawsuit. The Company believes the allegations are without merit and intends to vigorously defend itself.

On December 17, 2009, an action captioned Mancuso, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc and Corinthian Colleges, Inc. was filed in the U.S. District Court for the Southern District of Florida. The named plaintiff is a former admissions representative of the Company’s Pompano Beach campus, and alleges failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. On June 24, 2010, the Court granted Plaintiff’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Pompano Beach campus who also satisfy additional requirements. The time period to “opt in” to the lawsuit expired and a total of six former employees, including Mancuso, elected to participate in the lawsuit. During the quarter ended March 31, 2011, the Company and the plaintiffs settled this matter for an amount that is immaterial to the Company’s financial condition and results of operations.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

Regulatory Matters

On October 19, 2010, the Company became aware of news stories which reported that the Florida Attorney General’s Office (the “FL AG’s Office”) had begun an investigation into certain private sector education companies in Florida, including the Company, seeking information on potential misrepresentations in financial aid, recruitment and other areas. On October 21, 2010, the Company received a subpoena from the FL AG’s Office seeking a wide range of documents from January 1, 2006 to the present. The Company’s attorneys have met with representatives of the FL AG’s Office in an effort to limit the scope and burden of the subpoena. While the Company expects to cooperate with reasonable requests in the investigation, it has filed a motion to quash portions of the subpoena and for a protective order with respect to certain confidential and proprietary information.

On March 28, 2011, the Company received a letter from the California Attorney General’s Office (the “CA AG’s Office”) ostensibly seeking information pursuant to the Stipulated Judgment agreed to by the Company and the CA AG’s Office in July 2007. The letter requests information and documentation related to (i) the discontinuation of certain programs immediately after the Stipulated Judgment, (ii) numbers of new students, graduating students and discontinuing students, by program, (iii) marketing and solicitation materials, (iv) enrollment agreements and disclosures, (v) graduating students’ employment and compensation, (vi) transferability of credit by the Company’s former students, (vii) training provided to employees pursuant to the Stipulated Judgment, and (viii) disciplinary actions against certain categories of employees. The Company expects to cooperate with the CA AG’s reasonable requests for information, but it has objected to certain overly broad requests which appear to be unrelated to the 2007 Stipulated Judgment.

On April 29, 2011, the Company’s Everest Institute campuses in Brighton and Chelsea, Massachusetts received civil investigative demands from the Massachusetts Attorney General’s Office (the “MA AG’s Office”) seeking (i) information about past students who have enrolled in each institution, (ii) the identity of recruiters, (iii) recruiting and enrollment documents, (iv) documentation related to analyses of delinquency, default, drop out, refund, loan forgiveness or reduction, placement, student income, and/or any student’s ability to repay loans, and (v) cohort default and graduation rates. The Company expects to cooperate with the MA AG’s reasonable requests for information.

On April 11, 2011 the Company’s Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED’s Office of Inspector General (the “OIG”) requesting documents related to the Jonesboro campus’s employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company is cooperating with the OIG’s request. On April 14, 2011 the Company’s Everest Institute campus in Silver Spring, Maryland received a letter from the Mid-Atlantic regional office of the OIG requesting original certificates of diplomas, graduate diplomas in education and/or proof of Ability to Benefit for all students and a complete list of all instructors with documentation of their professional licenses and credentials. The Company is cooperating with the OIG’s request.

As previously disclosed and as updated elsewhere in this Report on Form 10-Q, ED periodically conducts program reviews of institutions that participate in federal student financial aid programs. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) a site visit occurred at the Fremont, CA campus in 2008, but the Company has not yet received a program review report for that visit; (ii) the Company has received a program review report with respect to the site visit at the online operations of Everest University in Tampa, FL in September 2010 and is in the process of conducting file reviews and other factual investigations to be able to respond to the findings in that report, and (iii) the Company’s Everest College Phoenix (“ECP”) has received program review reports and provided written responses regarding the site visits conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit. The Company will continue to cooperate with ED in its ongoing reviews.

ED will review all responses to program review reports and ultimately issue final determination letters setting forth its final findings, as well as the actions it intends to take based on those findings. If ED were to make significant findings of non-compliance against any of the Company’s institutions in any final determination letters regarding ongoing program reviews, it could result in the imposition of significant fines, penalties or other liabilities, including, without limitation, an action on the limitation, suspension or termination of the institution’s participation in Title IV programs, any of which could have a material adverse effect on the Company’s business, results of operations or financial condition.

Evaluation of Possible Outcomes

In addition to the proceedings and other matters described above, the Company is or may become a party to pending or threatened lawsuits related primarily to services currently or formerly performed by the Company. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, class action certification, governmental intervention, regulatory or administrative agency involvement, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable statutory and common law.

As of March 31, 2011, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 9—New Accounting Pronouncements

In December 2010, the FASB issued guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010; early adoption is not permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial condition or results of operations.

Note 10—Income Taxes

The Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are now reported as a component of income tax expense. As of March 31, 2011 and June 30, 2010, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Operations was $0.4 million.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

As of March 31, 2011 and June 30, 2010, the total amount of unrecognized tax benefits was $3.4 million. As of March 31, 2011 and June 30, 2010, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $2.7 million. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is approximately $1.8 million.

The Company’s effective tax rate was a provision of 39.5% for the quarter and a provision of (23.8%) for the first nine months of fiscal 2011 compared to a provision of 40.0% for the three and nine months ended March 31, 2010. The effective tax rate for the three and nine months ended March 31, 2011 included the effect of the $203.6 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, our effective tax rate for the three and nine months ended March 31, 2011 was 39.5% and of 39.9%, respectively.

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

Student notes receivable represent loans that have maturity dates that generally range between 12 to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest rate currently charged on all new loans is a fixed rate of 6.8% with an origination fee of 1%. Included in the consolidated balance sheet at March 31, 2011 and June 30, 2010 is $95.1 million and $68.2 million of notes receivable, respectively.

	March 31, 2011	June 30, 2010
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$114,526	$122,805
Less allowance for doubtful accounts	(29,072)	(27,533)

Accounts receivable, Net	85,454	95,272
Student notes receivable:
Student notes receivable, Gross	$162,254	$129,058
Less allowance for doubtful accounts	(67,195)	(60,835)

Student notes receivable, Net	95,059	68,223

The company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. Loan reserve methodology is tested annually during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a change to methodology is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues. The income and fees earned

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

on impaired loans was immaterial during the three months ending March 31, 2011. In the first nine months of fiscal 2011, the Company has charged-off $42.6 million of Genesis notes net of recoveries. The charge-off is recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)
Allowance for doubtful accounts
Accounts receivable:
Beginning allowance for doubtful accounts	$36,079	$26,937	$27,533	$25,416
Charged to statement of operations	21,566	20,737	80,056	71,464
Deductions	(28,573)	(18,199)	(78,517)	(67,405)

Ending allowance for doubtful accounts	29,072	29,475	29,072	29,475
Student notes receivable:
Beginning allowance for doubtful accounts	$62,751	$28,788	$60,834	$29,178
Charged to statement of operations	18,366	18,237	48,957	51,956
Deductions	(13,922)	(9,101)	(42,596)	(43,210)

Ending allowance for doubtful accounts	67,195	37,924	67,195	37,924

The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 41.4% to 44.4% or $67.2 million to $72.1 million would result in a decrease in pre-tax income of $4.9 million as of March 31, 2011.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the nine months ended March 31, 2011 and 2010 is net other income of $3.2 million and $3.9 million, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 25.4% to 28.4% or $29.1 million to $32.5 million would result in a decrease in pre-tax income of $3.4 million for the period ending March 31, 2011. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 41.4% to 44.4% or $67.2 million to $72.1 million would result in a decrease in pre-tax income of $4.9 million for the period ending March 31, 2011.

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

During the second quarter of fiscal 2011, our market capitalization was below book value, which we considered an indicator of impairment. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. We believe that continued regulatory uncertainties, and the potential impact of new regulations, particularly proposed regulations regarding gainful employment, have had a sustained negative impact on our stock price and current fair value. The results of the interim impairment test indicated that the fair value of two of our reporting units with identified goodwill of $203.6 million was less than their carrying value. Accordingly, we estimated the implied fair value of the goodwill of these reporting units by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. As a result of this analysis, we determined that the current fair value of the goodwill in these reporting units was $0, and accordingly recorded an impairment charge of $203.6 million, the majority of which was non-deductible for tax purposes, in the nine month period ended March 31, 2011.

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

The remaining goodwill of $197.9 million relates to the Heald acquisition in January 2010. The fair value of the Heald reporting unit exceeded its carrying amount by less than 10% at December 31, 2010. At March 31, 2011, we considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non amortizable intangible assets at that date and concluded that no such test was necessary. We will perform the required annual impairment test for goodwill and other non amortizable intangible assets as of June 30, 2011. Our impairment tests of the indefinite lived intangible assets did not result in an impairment charge. A further decline in the fair value of Heald could result in impairment charges to be recorded in the future.

The determination of related estimated useful lives of intangible assets and whether or not these intangible assets are impaired involves significant judgment. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Results of Operations

Comparisons of results of operations between the three and nine months ended March 31, 2011 and March 31, 2010.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	59.5	54.2	58.8	54.3
General and administrative	11.0	11.5	11.1	11.1
Marketing and admissions	23.2	20.4	21.9	20.1
Impairment, facility closing, and severance charges	0.5	0.0	14.4	0.0

Total operating expenses	94.2	86.1	106.2	85.5
(Loss) income from operations	5.8	13.9	(6.2)	14.5
Interest (income)	0.0	(0.1)	0.0	(0.1)
Interest expense	0.4	0.5	0.4	0.3
Other (income) expense	(0.3)	(0.4)	(0.2)	(0.3)

(Loss) income before provision for income taxes	5.7	13.9	(6.4)	14.6
Provision for income taxes	2.2	5.6	1.5	5.8

Net (loss) income	3.5%	8.3%	(7.9%)	8.8%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Revenues. Net revenues decreased $16.0 million, or 3.3%, from $478.3 million in the third quarter of fiscal 2010 to $462.3 million in the third quarter of fiscal 2011. The decrease was due to an approximate 2.2% decrease in average student population and a 1.2% decrease in average revenue per student during the period. At March 31, 2011, student population was 102,450 compared with 112,489 at March 31, 2010, a decrease of 8.9%. Total student starts decreased 21.5% to 29,390 for the third quarter of fiscal 2011 when compared to the third quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $15.9 million, or 6.1%, from $259.3 million in the third quarter of fiscal 2010 to $275.2 million in the third quarter of fiscal 2011. As a percentage of net revenues, educational services expenses increased from 54.2% of revenues in the third quarter of fiscal 2010 to 59.5% of revenues in the third quarter of fiscal 2011. The increase was primarily due to an increase in compensation expense, facility costs, and bad debt expense. The increase in compensation expense and facility costs is primarily due to an increase in default management and academic personnel and the opening of new campuses. Bad debt expense increased to $22.1 million or 4.8% of net revenues for the third quarter of fiscal 2011 compared to $20.6 million or 4.3% of net revenues for the third quarter of fiscal 2010.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $4.1 million, or 7.5%, from $54.8 million in the third quarter of fiscal 2010 to $50.7 million in the third quarter of fiscal 2011. As a percentage of net revenues, general and administrative expenses decreased from 11.5% of revenues in the third quarter of fiscal 2010 to 11.0% of revenues in the third quarter of fiscal 2011.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $9.6 million, or 9.8%, from $97.7 million in the third quarter of fiscal 2010 to $107.3 million in the third quarter of fiscal 2011. As a percentage of net revenues, marketing and admissions expenses increased from 20.4% of revenues for the third quarter of fiscal 2010 to 23.2% of revenues for the third quarter of fiscal 2011. The increase was primarily attributable to an increase in compensation costs due to an increase in the number of admission representatives.

Impairment and Severance Charges. During the third quarter of 2011 we recorded and paid severance of $2.4 million.

Provision for Income Taxes. The effective income tax rate in the third quarter of fiscal 2011 was 39.5% as compared to 40.0% in the third quarter of fiscal 2010.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Net Revenues. Net revenues increased $165.8 million, or 12.9%, from $1,281.1 million in the first nine months of fiscal 2010 to $1,446.9 million in the first nine months of fiscal 2011. The increase was due to an approximate 13.5% increase in average student population and a 0.5% decrease in average revenue per student during the period. At March 31, 2011, student population was 102,450 compared with 112,489 at March 31, 2010, a decrease of 8.9%. Total student starts decreased 5.9% to 97,296 for the first nine months of fiscal 2011 when compared to the first nine months of last year. The revenue related to Heald for the nine months ending March 31, 2011 was $220.9 million compared to $57.9 million for the three months ending March 31, 2010. At March 31, 2011, student population of Heald was 18,476 compared to 14,349 as of March 31, 2010.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $154.5 million, or 22.2%, from $696.2 million in the first nine months of fiscal 2010 to $850.7 million in the first nine months of fiscal 2011. As a percentage of net revenues, educational services expenses increased from 54.3% of revenues in the first nine months of fiscal 2010 to 58.8% of revenues in the first nine months of fiscal 2011. The increase was primarily due to an increase in compensation expense and facility costs. The increase in compensation expense and facility costs is primarily due to an increase in default management and academic personnel and the opening of new campuses, respectively. Bad debt expense increased to $80.8 million or 5.6% of net revenues for the first nine months of fiscal 2011 compared to $69.8 million or 5.5% of net revenues for the first nine months of fiscal 2010.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $18.8 million, or 13.3%, from $141.6 million in the first nine months of fiscal 2010 to $160.4 million in the first nine months of fiscal 2011. As a percentage of net revenues, general and administrative expenses remained unchanged from 11.1% of revenues in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2011.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $59.7 million, or 23.1%, from $258.1 million in the first nine months of fiscal 2010 to $317.8 million in the first nine months of fiscal 2011. As a percentage of net revenues, marketing and admissions expenses increased from 20.1% of revenues in the first nine months of fiscal 2010 to 21.9% of revenues for the first nine months of fiscal 2011. The increase was primarily attributable to an increase in compensation and advertising costs due to an increase in the number of admission representatives and an increase in advertising spend per start.

Impairment and Severance Charges. During the second quarter of 2011 we incurred a goodwill impairment charge of $203.6 million. See the Critical Accounting Policies and Estimates section for further discussion regarding the factors leading to the impairment loss and the valuation methodologies and assumptions used in the goodwill impairment test. If we experience a further decline in the market price of our stock, we could incur further impairment charges related to goodwill and other intangible assets in the future. Additionally, we recorded and paid severance of $4.8 million during the first nine months of fiscal 2011.

Provision for Income Taxes. The effective income tax rate in the first nine months of fiscal 2011 was (23.8%) as compared to 40.0% in the first nine months of fiscal 2010. The effective tax rate for the nine months ended March 31, 2011 included the effect of the $203.6 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, our effective tax rate for the first nine months of fiscal 2011 was 39.9%.

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

Liquidity and Capital Resources

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of March 31, 2011, the Company was in compliance with all of the covenants. As of March 31, 2011, the credit facility had borrowings outstanding of $175.3 million and approximately $10.3 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2010 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate, entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of March 31, 2011 was approximately $15.3 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at March 31, 2011.

Working capital amounted to $31.0 million as of March 31, 2011 and $140.4 million as of June 30, 2010 and the current ratio was 1.1:1 and 1.5:1, respectively. The decrease in working capital compared to June 30, 2010 is primarily due to the repayment of cash borrowed for purposes of calculating our ED financial responsibility score as of year-end, a decrease in accounts receivable, prepaid expense, and other current assets, partially offset by a decrease in prepaid tuition, accrued liabilities and accrued compensation and related liabilities.

Cash flows provided by operating activities amounted to $53.6 million in the first nine months of fiscal 2011 compared to $210.7 million provided by operating activities in the same period of fiscal 2010. The decrease in cash provided by operating activities for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 was primarily due to the decrease in net income and deferred income taxes as well as timing of cash receipts and payments related to working capital, primarily prepaid tuition, accounts payable and accrued expenses, and taxes payable.

Cash flows used in investing activities amounted to $88.9 million in the first nine months of fiscal 2011 compared to cash flows used in investing activities of $399.5 million in the same period of fiscal 2010. The decrease in cash used in investing activities in the first nine months of fiscal 2011 compared to the same period last year was due to net cash paid to acquire Heald of $347.3 million in 2010, partially offset by an increase in capital expenditures of $36.7 million. Capital expenditures amounted to $88.9 million during the first nine months of fiscal 2011, compared to capital expenditures of $52.2 million in the same period of fiscal 2010, were incurred primarily for new campuses, relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $110 million for fiscal 2011.

Cash flows used in financing activities in the first nine months of fiscal 2011 amounted to approximately $134.5 million compared to cash flows provided by financing activities of $106.5 million for the same period of fiscal 2010. The increase in cash used in financing activities in the first nine months of fiscal 2011 compared to the same period last year was due primarily to the net repayment of long-term debt and the purchase of treasury stock, partially offset by a decrease in proceeds from the exercise of stock options.

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

In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This Genesis lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the Genesis discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds were approximately $99.5 million for the nine months ended March 31, 2011. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company’s refund policy.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the nine months ended March 31, 2011 and 2010 is net other income of $3.2 million and $3.9 million, respectively, associated with the Genesis notes program. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

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

In the June NPRM, ED also partially addressed a 14th issue, which involves new program approvals and disclosures related to the definition of “gainful employment.”

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

We filed public comments on both the June NPRM and the July NPRM. On October 29, 2010, the ED published final rules related to the June NPRM. A final regulation related to the July NPRM establishing the specific metrics to define gainful employment remains pending and is expected to be published in 2011.

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

With respect to the definition of prohibited incentive compensation, on October 29, 2010 the ED issued final regulations eliminating its previous clarifying regulations–the twelve “safe harbors”–and adopting new regulations that take the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. As a result of the final regulations, which take effect July 1, 2011, we will be required to change some of our evaluation and compensation practices for admissions representatives, financial aid representatives and certain other personnel who are engaged in admissions or financial aid activities. This could adversely affect our ability to compensate our employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

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

In addition to the program integrity issues specifically addressed above, the final regulations issued by ED on October 29, 2010 include provisions regarding the definition of a credit hour; the types of statements by an institution or parties related to an institution that constitute prohibited misrepresentation; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. We are in the process of modifying certain of our practices as a result of the final regulations issued on October 29, 2010. We cannot predict how all of the recently released regulations will be interpreted, and therefore whether we will be able to comply with these requirements by the effective date. Compliance with the final rules, which in most cases become effective on July 1, 2011, and insufficient time or lack of sufficient guidance for compliance, could have a material adverse effect on our business. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from ED may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Update Regarding Regulatory and Accreditation Matters

Accrediting Agency Action – Probation, Show Cause Orders and other Oversite. An accrediting agency probation or show cause order may be issued based upon the agency’s concerns that an accredited institution may be out of compliance with one or more accrediting standards. Probation or show cause orders afford the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution. Institutions on probation or under show cause orders remain accredited while they are on probation or under show cause orders. The institutions can continue to enroll new students, and students at the affected institutions remain eligible to receive federal student financial aid.

In May 2010, the Company received notification that its Everest College Phoenix institution had been placed on probation by The Higher Learning Commission – A Commission of the North Central Association of Colleges and Schools (“HLC”). Everest College Phoenix consists of two ground campuses and an online learning division (“ECP”). The probation action was primarily related to HLC’s concerns that ECP’s governance model did not provide the necessary autonomy or authority for it to make decisions for itself independent of the Corinthian corporate structure, as well as concerns that ECP lacked sufficient operational and academic control over its branch campus and online division.

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

Show Cause is a procedural order that places the burden on the college to prove it remains an entity that meets HLC’s accreditation standards. The Show Cause order requires ECP to present its case for continued accreditation by means of a Show-Cause Report that provides substantive evidence that the college has ameliorated HLC’s concerns. ECP must also host a Show-Cause evaluation team that will validate the contents of the report and determine if each of HLC’s concerns identified in the Show-Cause order has been fully resolved and the college meets HLC’s Criteria for Accreditation. The Show-Cause Order will remain in effect until the HLC Board reviews, at its November 2011 meeting, the college’s Show-Cause Report, the Show-Cause Team Report, and the institution’s response to the Show-Cause Team Report. Should ECP not file the Show-Cause Report or should it be unable to establish to the satisfaction of the HLC Board that it has resolved the HLC Board’s concerns, HLC will move to withdraw ECP’s accreditation.

As previously reported, on August 12, 2010 ECP institution received a letter from HLC requesting certain information and evidence of ECP’s compliance with HLC’s accreditation standards. The request was instigated by the August 2010 report published by the U.S. Government Accountability Office of its undercover investigation into the enrollment and recruiting practices at a number of proprietary institutions of higher education, including ECP. ECP submitted its response to HLC in September 2010.

On February 28, 2011, ECP received another letter from HLC indicating that a committee of peer reviewers and HLC staff had reviewed the materials submitted and had concluded that ECP’s response raised a number of questions about its oversight of recruiting, admissions and financial aid practices and the ability of those practices to serve students effectively while providing them with clear and accurate information. Accordingly, HLC provided a list of specific questions developed by the committee to be addressed by ECP. These questions relate to:

•	The nature of information provided to prospective students about enrollment agreements, financial aid, academic programs and employment outcomes;

•	the hiring and evaluation of admissions officers, and the implications of recruiting and admissions processes to the mission and strategic direction of the institution;

•	the hiring and evaluation of financial aid officers;

•	admission standards and processes;

•	retention and success of students;

•	the program review of ECP by the U.S. Department of Education; and

•	general institutional data and information.

ECP has submitted its response to HLC. HLC has indicated that the committee intends to meet with representatives of ECP to ask questions directly about these practices, and to issue a final report regarding its findings. The committee has indicated to ECP that there may be recommendations for corrective action to be monitored through HLC’s monitoring processes.

At March 31, 2011, the combined enrollment for ECP was 3,605 students. The Company cannot predict the outcome of this matter with certainty. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily resolve its Show-Cause action with HLC could have a material adverse effect on the Company’s business, results of operations and financial condition.

In a letter dated December 8, 2010, the Company received notification that the Accrediting Commission of Schools and Colleges (“ACCSC”) had voted to direct the Company’s Everest Institute in Decatur, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC’s required student achievement outcomes. The institution was required to provide the information requested by ACCSC on or before March 8, 2011 for review at the May 2011 ACCSC Commission meeting. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest Institute in Decatur, GA to satisfactorily resolve its show cause action with ACCSC could have a material adverse effect on the Company’s business, results of operations and financial condition.

Supplemental Accrediting Agency Reports. An accrediting agency may require an institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, typically completion or graduate placement outcomes. This is commonly referred to as being on “reporting” status. As of March 31, 2011, twenty-five of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions’ students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve the retention and placement rates in the identified programs at these schools.

Program Reviews. From time to time certain of our institutions have been the subject of program reviews by ED. During the fourth quarter of fiscal 2008, ED conducted site visits at our Fremont, CA campus and the online division of ECP. Additionally, in September 2010, ED conducted a site visit at the online operations of Everest University Online in Tampa, FL. In October 2010, ED announced another site visit for the online division of ECP which occurred in November 2010. Site visits are the first step in the program review process. ED then prepares a program review report, the institution has the opportunity to respond, and ED issues a final program review determination, which may be appealed. We have not yet received a program review report with respect to the site visit at our Fremont, CA campus. We received the program review report in March 2011 for the site visit conducted at ECP in November 2010 and submitted our response in April 2011. We have not yet received a final program review determination letter. We have received a program review report with respect to the site visit at the online operations of Everest University in Tampa, FL and are in the process of conducting file reviews and other factual investigations to be able to respond to the findings in the report. In February 2011, a site visit was conducted at the Company’s San Antonio campus. In April 2011, the Company received an expedited final program review determination letter for that campus in which two immaterial findings were noted, both of which had been resolved. ED has informed us that we may consider the San Antonio review resolved with no further action required.

In April 2010, we received ED’s program review report (the “Report”) related to the site visit for ECP which occurred in August 2008. The Report maintains that ECP has failed to make students aware of the total amounts of financial aid for which they were entitled, failed to accurately inform students of the program costs, and delayed disbursements of Title IV funds. The report also contains findings regarding inadequate documentation, verification and availability of records for ED review, and the failure to make certain disbursements. In the Report, ED characterizes certain of these findings as misrepresentations by ECP to its students, as a breach of fiduciary duty and as evidencing an intentional evasion of the 90/10 requirements. We disagree with these characterizations and have provided written responses to the program review report in two submissions to ED. We will continue to cooperate fully with ED in its review.

ED will review our response to the Report and ultimately will issue a final determination letter regarding the program review setting forth its final findings as well as the action it intends to take based on those findings. If ED were to make significant findings of non-compliance in its final determination letter, it could result in the imposition of significant fines, penalties or other liabilities on ECP, including, without limitation, an action against ECP on the limitation, suspension or termination of its participation in Title IV programs, any of which could have a material adverse effect on our business, results of operations or financial condition. We are unable to predict when ED will complete its review, as program reviews may often take several months or years to reach final resolution.

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

Interest Rate Exposure. As of March 31, 2011, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $190.6 million and capital lease obligations of $13.7 million, and (ii) student notes receivable, net, in the aggregate amount of $95.1 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. The Mortgage Facility has a related fixed interest rate swap agreement with Bank of America that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Mortgage Facility. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of March 31, 2011 was a deficit of CAD $20.6 million which includes borrowings outstanding under the credit facility of CAD $10.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (the “HELP Committee”) held the first in a series of hearings to examine the proprietary education sector and released a report, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education.” On August 4, 2010, the HELP Committee held the second hearing in its series, focusing on student recruitment at for-profit schools. Earlier, on June 21, 2010, the Chairmen of each of these education committees, together with other members of Congress, requested the U.S. Government Accountability Office (the “GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. On September 30, 2010, the HELP Committee held another hearing entitled “The Federal Investment in For-Profit Education: Are Students Succeeding?” On March 10, 2011, the HELP Committee held another hearing entitled, “Bridgepoint Education, Inc.: A Case study in For-Profit Education and Oversight.”

Prior to the HELP Committee’s hearing on August 4, 2010, the GAO conducted a series of undercover investigations into the enrollment and recruiting practices at fifteen for-profit institutions of higher education in which GAO investigators with hidden cameras posed as potential new student enrollees. We believe that two of our campuses, one of which was Everest College Phoenix (“ECP”), were among those visited by the GAO. At the HELP Committee hearing on August 4, 2010, the GAO provided testimony that characterized the interactions between our campus personnel and the GAO investigators as “deceptive or otherwise questionable.” On November 30, 2010, the GAO reissued its testimony by making numerous edits and corrections to its previous report. On December 1, 2010, the day after the GAO reissued its report, the HELP Committee provided the Company with copies of redacted audio recordings of the undercover investigations at the Company’s two campuses. After reviewing the audiotapes, the Company disagrees with the GAO’s characterization of its interactions with the Company’s personnel at the two campuses the GAO visited.

Additionally, on August 12, 2010, the President of ECP received a letter from HLC requesting a response to the allegations contained in the GAO report. In addition to seeking a response to the specific circumstances identified in the GAO report, HLC requested that ECP demonstrate that it has reasonable, sufficient, and effective systems in place to assure appropriate control of employees engaged in the recruiting, marketing or admissions process. ECP has responded to HLC’s request. We have also received similar requests from several state education licensing agencies regarding the allegations in the GAO report and are cooperating with those requests.

On February 28, 2011, ECP received another letter from HLC indicating that a committee of peer reviewers and HLC staff had reviewed the materials submitted and had concluded that ECP’s response raised a number of questions about its oversight of recruiting, admissions and financial aid practices and the ability of those practices to serve students effectively while providing them with clear and accurate information. Accordingly, HLC provided a list of specific questions developed by the committee to be addressed by ECP. These questions relate to:

•	The nature of information provided to prospective students about enrollment agreements, financial aid, academic programs and employment outcomes;

•	the hiring and evaluation of admissions officers, and the implications of recruiting and admissions processes to the mission and strategic direction of the institution;

•	the hiring and evaluation of financial aid officers;

•	admission standards and processes;

•	retention and success of students;

•	the program review of ECP by the ED; and

•	general institutional data and information.

ECP has submitted its response to HLC. HLC has indicated that the committee intends to meet with representatives of ECP to ask questions directly about these practices, and to issue a final report regarding its findings. The committee has indicated to ECP that there may be recommendations for corrective action to be monitored through HLC’s monitoring processes.

The HELP hearings and the GAO investigation are not formally related to ED’s rulemaking process currently underway. However, the hearings and the GAO testimony to the HELP Committee could affect the final rules or could lead to further investigations of proprietary schools and the proposal of additional new regulatory requirements by the ED.

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

On May 1, 2010, ECP received notification from HLC that it had been placed on probation. At March 31, 2011, the combined enrollment for ECP was 3,605 students. The probation action was initiated primarily related to governance issues and questions about the institution’s autonomy with respect to Corinthian’s ownership and control of the institution. The institution has made numerous changes to comply with HLC’s accreditation criteria and is committed to continuing make progress forward resolving HLC’s concerns. At its meeting on November 4, 2010, the HLC Board of Trustees voted to issue a Show-Cause Order requiring ECP to present its case as to why its accreditation should not be removed. In issuing its Show-Cause Order, the HLC Board removed ECP from probation, and the institution remains an accredited institution during the Show-Cause period.

Show Cause is a procedural order that places the burden on the college to prove it remains an entity that meets HLC’s accreditation standards. ECP is required to present its case for continued accreditation by means of a Show-Cause Report that provides substantive evidence that the college has ameliorated HLC’s concerns.

The Show-Cause Order will remain in effect until the HLC Board reviews, at its November 2011 meeting, the college’s Show-Cause Report, the Show-Cause Team Report, and the institution’s response to the Show-Cause Team Report. Should ECP not file the Show-Cause Report or should it be unable to establish to the satisfaction of the HLC Board that it has resolved the HLC Board’s concerns, HLC will move to withdraw ECP’s accreditation. The Company and ECP continue to believe ECP satisfies HLC’s accreditation criteria. The Company cannot predict the outcome of this matter with certainty, including without limitation, whether HLC will withdraw accreditation of ECP. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by ECP to satisfactorily respond to the show cause order with HLC could have a material adverse effect on our business, results of operation and financial condition.

Additionally, in December 2010, ED issued an “Alert Memorandum,” calling into question HLC’s compliance with the applicable ED regulations related to HLC’s status as an accrediting agency recognized by ED. Specifically, the OIG asserted that HLC did not make appropriate assessments as to credit hours with respect to the distance education programs at an HLC-accredited institution. As such, the OIG recommended that ED take action to determine whether HLC is in compliance with federal regulations related to the recognition of accrediting agencies and, if ED determines that if HLC is not in compliance with such regulations, take action to limit, suspend, or terminate HLC’s recognition by ED. Thereafter, in May 2010, the OIG issued a management report to HLC in which the OIG found that HLC does not have an established definition of credit hour or minimum requirements for program length and the assignment of credit hours, which the OIG asserted could result in inflated credit hours, the improper designation of full-time student status, and the over-awarding of Title IV Program funds. We are unable to predict if or how this matter will be resolved and whether it could impact us or other HLC-accredited institutions if ED were to limit, suspend, or terminate HLC’s recognition as an accrediting agency.

In a letter dated December 8, 2010, the Company received notification that ACCSC had voted to direct the Company’s Everest Institute in Decatur, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC’s required student achievement outcomes. The institution was required to provide information requested by ACCSC on or before March 8, 2011 for review at the May 2011 ACCSC Commission meeting. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest Institute in Decatur, GA to satisfactorily resolve its show cause action with ACCSC could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

In addition to the still-pending rulemaking on metrics to define “gainful employment” for purposes of determining the eligibility of an educational program for Title IV program funds, the ED rulemaking that has the most significant potential impact for our business are the final regulations adopted by ED on October 29, 2010 regarding (i) additional notification and approval requirements for the award of Title IV program funds in any new programs to be offered by a proprietary institution; (ii) incentive compensation for admissions representatives and other employees; and (iii) new federal requirements with respect to whether or not a state’s authorization of a educational institution is sufficient purposes of Title IV program participation.

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

Incentive Compensation

A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The statutory language of this prohibition does not establish clear criteria for compliance in all circumstances, but since 2002 there have been twelve “safe harbors” that define specific types of compensation that are deemed not to constitute impermissible incentive compensation. Currently, we rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the statutory prohibition. On October 29, 2010, ED issued final regulations eliminating all twelve safe harbors, and in lieu of the safe harbors, takes the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. The final rule further expands the prohibition to individuals who have “responsibility for” recruitment or admission of students or making decisions about awarding Title IV program funds. ED states that an institution still would be able to make merit-based adjustments to employee compensation, but would not be permitted to consider nor base compensation directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success. As a result of the final regulations, which take effect July 1, 2011, we will be required to change some of our evaluation and compensation practices for admissions and financial aid representatives and others. This could adversely affect our ability to compensate our admissions and financial aid representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

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

When the first portion of 90/10 relief under the HEOA expires for our fiscal year ended June 30, 2012 (starting on July 1, 2011), compliance will be much more difficult. One way to reduce the percentage of revenue our institutions receive under the Title IV Programs is to raise tuition rates. An increase in tuition prices above the applicable maximums for Title IV student loans and grants effectively requires students to obtain other sources of funding to resolve the remaining tuition balance. In that way, our institutions can reduce the percentage of revenue from Title IV sources.

To increase the probability that our institutions can maintain compliance with the 90/10 Rule in fiscal 2012, we implemented a tuition price increase in the third and fourth quarters of fiscal 2011. Price increases were calculated individually for each institution and averaged approximately twelve percent. We do not believe that substantial tuition price increases are in the best interests of our students, and they are inconsistent with the intent of the current “gainful employment” rulemaking by ED. We are continuing to educate policy makers about the negative consequences of the 90/10 Rule, and we believe that the most effective solution to address the increasing 90/10 Rule percentage is a change in the 90/10 Rule itself. If the 90/10 Rule is favorably modified or rescinded, we intend to roll back prices to reflect any such benefits on a prospective basis. There is no assurance that ED, or Congress, will address this problem by modifying the 90/10 Rule or will address it in a manner that timely and favorably impacts compliance by our institutions.

A decrease in the availability of state grants could also adversely impact our ability to comply with the 90/10 Rule because state grants are considered non-Title IV cash payments for purposes of the 90/10 Rule. In this regard, a new California law, Senate Bill 70 (“SB 70”), was signed into law in March 2011. Among other things, SB 70 modified California Grant (“Cal Grant”) eligibility requirements for students and institutions. We expect Cal Grants to represent approximately 1% of total Company revenue in the fiscal year ending June 30, 2011. SB 70 uses preliminary three-year cohort default rates as one measure of institutional eligibility requirements for Cal Grants, and it will affect new and current Cal Grant recipients beginning with the 2011 - 2012 academic year. When these changes take effect, some of our California students will have to replace their Cal Grant amounts with other sources, primarily Stafford loans. We do not believe the impact of the loss of some Cal Grant amounts will materially affect our financial statements, but it could make compliance with the 90/10 Rule by our affected California institutions more difficult.

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

We monitor on an ongoing basis the preliminary data about cohorts which are in the process of repayment, and are currently monitoring the repayment and default status of students who entered repayment during the federal fiscal years ended September 30, 2009 (the “2009 Cohort”) and September 30, 2010 (the “2010 Cohort”), and the federal fiscal year ending September 30, 2011 (the “2011 Cohort”). The draft two-year cohort default rates for the 2010 Cohort will not be available until February 2012.

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

We discontinued enrolling ATB Students beginning on September 1, 2010. The elimination of this population of potential new student enrollments has adversely affected our business. We expect to begin serving this population of students again in June 2011.

Serving “ability-to-benefit” students (or “ATB students”) has historically been part of the Company’s mission, and most of these students have very few other options for obtaining post-secondary education. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, after the shift to a 3-year default measurement period and the structural changes in student lending over the past two years, we stopped enrolling ATB students into our U.S. Everest and WyoTech institutions on September 1, 2010. At June 30, 2010, ATB students accounted for approximately 15.1% of our enrollments. The elimination of this population of potential new students has negatively impacted our new student enrollments, which, in turn, has had an adverse effect on our business, financial condition, results of operations and cash flows. Our decision to stop serving ATB students in September 2010 was one of several measures to reduce cohort default rates. We are now seeing improvement in our cohort default trends beginning with the 2010 Cohort of students. As a result, we plan to begin serving ATB students again – in limited numbers – starting in June 2011. While we believe this change will not materially adversely affect our cohort default rates, we must comply with certain regulations to be able to serve ATB students. If we are unable to comply with these regulations or to adequately serve this higher risk population, it could adversely affect our business.

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

In connection with receipt of federal financial aid by the Company’s students, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting agencies. Compliance with the regulations promulgated by these various bodies could have a material impact on the manner in which the Company conducts its business. As of December 31, 2010 the market value of the Company was below book value. Accordingly, the Company performed a valuation of its reporting units and concluded that an impairment existed as of the balance sheet date. As a result of the analysis, we determined that the current fair value of the goodwill in certain of our reporting units was $0, and accordingly recorded an impairment charge of $203.6 million, the majority of which was non-deductible for tax purposes, in the three and six month periods ended December 31, 2010. To the extent known, the Company has incorporated the risks associated with regulatory compliance into the cash flow forecasts and discount rates used to estimate the fair value of each of its reporting units at December 31, 2010. However, should the Company need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including estimation of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other intangible assets. The remaining goodwill of $197.9 million relates to the Heald acquisition in January 2010. The fair value of the Heald reporting unit exceeded its carrying amount by less than 10% at December 31, 2010. At March 31, 2011 the Company considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non amortizable intangible assets at that date and concluded that no such test was necessary. The Company will perform its required annual impairment test for goodwill and other non amortizable intangible assets as of June 30, 2011. As a result, a relatively minor negative revision to the estimated future revenue growth or discount rate could result in an impairment to the carrying value of the related goodwill.

In the future, if we are required to significantly write down the value of our goodwill or other intangible assets, it could have a material adverse effect on our financial condition and results of operations.

Regulatory agencies or third parties may conduct compliance reviews, commence investigations, bring claims or institute litigation against us.

Because we operate in a highly regulated industry, we may be subject from time to time to program reviews, audits, investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions or other censure that could have a materially adverse effect on our business. We also may be limited in our ability to open new schools or add new program offerings and may be adversely impacted by the negative publicity surrounding an investigation or lawsuit. Even if we adequately address the issues raised by an agency review or investigation or successfully defend a third-party lawsuit, we may suffer interruptions in cash flows due to, among other things, transfer from the advance funding to the “reimbursement” or “heightened cash monitoring” method of Title IV program funding, and we may have to devote significant financial and management resources to address these issues, which could harm our business. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our schools and the willingness of third parties to deal with us or our schools, as a result of any negative publicity associated with such reviews, claims or litigation.

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

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit 10.1	Corinthian Colleges, Inc. Employee Stock Purchase Plan, as amended

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

May 3, 2011	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 3, 2011	/s/ KENNETH S. ORD
Kenneth S. Ord
Executive Vice President, Chief Financial Officer, and Chief Administrative Officer (Principal Financial Officer)

May 3, 2011	/s/ ROBERT C. OWEN
Robert C. Owen
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)