Form 10-K
period 2011-06-30
CORINTHIAN COLLEGES INC
filed 2011-08-24
CIK 1066134

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2011
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of December 31, 2010, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $439.7 million, based upon the closing sales price of the Common Stock as reported on Nasdaq National Stock Market on such date. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes. As of August 18, 2011, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 84,787,060.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

        Corinthian Colleges, Inc. (hereinafter the "Company" or "Corinthian") is a Delaware corporation; its principal executive offices are located at 6 Hutton Centre Drive, Suite 400, Santa Ana, California 92707.

        You should keep in mind the following points as you read this Report on Form 10-K:

  •
  the terms "we," "us," "our" or the "Company" refer to Corinthian Colleges, Inc. and its subsidiaries;

  •
  the terms "school," "college," "campus," or "university" refer to a single location of any school;

  •
  the term "institution" means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education, which we sometimes refer to herein as the "ED"; and

  •
  our fiscal year ends on June 30; references to fiscal 2011, fiscal 2010 and fiscal 2009 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

        This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the captions "Business," "Governmental Regulations and Financial Aid," "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risk Factors." These forward looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

        During fiscal year 2011, the Company completed the teach-out of its Fife, WA and Toronto (Central), Ontario campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of operations for all prior periods presented.

        The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2011, are incorporated by reference into Part III of this report.

PART I

ITEM 1.    BUSINESS

  Overview

        Our Company is one of the largest for-profit post-secondary education companies in the United States and Canada, serving the large and growing segment of the population seeking to acquire career-oriented education. As of June 30, 2011, we had a student enrollment of 93,457 and operated 106 schools in 26 states, and 16 schools in the province of Ontario, Canada. We offer a variety of diploma programs and associate's, bachelor's and master's degrees through a single operating segment (refer to Note 1 of the accompanying consolidated financial statements for more information). Our training program areas include healthcare, criminal justice, mechanical, trades, business and information technology.

        On January 4, 2010 the Company completed its acquisition of Heald Capital, LLC, a Delaware limited liability company ("Heald") for consideration of $395 million. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 12 campuses and its results are included in the Consolidated Financial Statements from the date of acquisition.

        Historically, we have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and adopting curricula into existing colleges. Since the Company's formation in 1995, we have acquired 83 colleges including the Heald acquisition, (net of closures, discontinued operations, and consolidations) and we have opened 39 branch campuses.

  Operating Strategy

        Key elements of our operating strategy include the following:

        Emphasize Student Outcomes.    We believe that positive student outcomes are a critical component of our long-term success. Accordingly, we devote substantial resources to maintaining and improving our retention and placement rates. Modest increases in student retention can have a significant impact on our profitability, and high graduation and placement rates enhance a school's reputation and the marketability of its programs. We have implemented a variety of student service programs, including orientation and tutoring, academic advising, ride-sharing and referral programs, all of which are designed to help students complete their programs, graduate and achieve their career goals. We use a curriculum development team comprised of campus representatives, corporate program directors, instructional design professionals, and textbook publishers. For each program area, each campus also uses advisory boards comprised of local business professionals to help ensure that our curricula meet employer requirements. We also maintain full-time career services personnel at our schools who are responsible for helping our students obtain employment. Career services identifies prospective employers, helps students prepare resumes, conducts practice interviews, establishes externship programs and tracks students' placement success.

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

        Standardize Key Business Processes.    To help ensure operational efficiency and a consistent student experience across our system of campuses, we are currently standardizing key business processes. Thus far, we have implemented a standard admissions and student finance process and we have nearly completed the process of implementing a new student information system. Additionally, we are bringing in-house certain financial aid processing functions that have historically been handled for us by an external vendor.

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

        Local school administrators retain control of the day-to-day operations of their individual schools. Local school administrators are assisted by and receive oversight from regional vice presidents and division presidents and their respective support teams. The campus support center management team controls key operational functions such as curriculum development, accreditation and licensing, accounting, information technology, student financial services management, marketing, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, and real estate which we believe enables us to achieve significant operating efficiencies.

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

        Maximizing Core Programs.    Our program strategy leverages our core curricula in such disciplines as healthcare, trades, criminal justice and business. To maximize the adoption of core programs across our network of schools, we have developed detailed, campus-based plans that take into account each school's program mix, facility capacity, and current and projected employer needs. In fiscal 2011, we implemented 40 such programs in our schools.

        Facilities Enhancement and Expansion.    We believe that modern and attractive facilities enhance the overall student learning experience. We remodel, expand and relocate our existing colleges to ensure we have sufficient capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities. We expect to continue to systematically remodel and relocate selected schools within their respective markets. During fiscal 2011 we remodeled, relocated, or expanded 29 colleges. As of June 30, 2011, the total square footage of all of our properties was approximately 6.0 million square feet.

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

        We began enrolling exclusively online students through our Florida-based Everest University schools in fiscal 2002. In the fourth quarter of fiscal 2005, we started to offer exclusively online degrees through our regionally-accredited Everest College Phoenix in Phoenix, Arizona. Online degree programs are offered in business, criminal justice, accounting, higher education management, criminal investigations, applied management, homeland security, computer information science, and paralegal. In total, 19 accredited degrees are available exclusively online at the associate's, bachelor's, and master's levels.

        During fiscal 2011, we experienced a significant increase in the number of students taking our online courses. Our online learning participation increased by approximately 27% to 340,532 course registrations in fiscal 2011. As of June 30, 2011, we offered 388 online courses through 56 campuses. We served approximately 26,100 exclusively online students as of June 30, 2011.

  Make Strategic Acquisitions

        Since our founding in 1995, acquisitions have been an important part of our growth strategy. Of the 122 campuses operated as of June 30, 2011, 83 colleges have been acquired (net of closures, consolidations, or locations sold). To evaluate acquisition opportunities, we have established several criteria, such as scale, geography, program offerings, accreditation and selected financial measurements.

        On January 4, 2010, Corinthian completed the acquisition of Heald Capital, LLC. The transaction was completed in accordance with a Securities Purchase and Sale Agreement, ("the Purchase Agreement"), dated October 19, 2009. Pursuant to the Purchase Agreement, Corinthian acquired, directly or indirectly, all of the limited liability company membership interests in Heald Capital, LLC ("Membership Interests") by purchasing all of the outstanding capital stock of each of two holding companies and by purchasing Membership Interests directly from the previous owners of Heald Capital, LLC for total consideration of $395 million in cash, subject to adjustment as defined in the Purchase Agreement. The consideration paid was financed via existing cash and borrowings of Corinthian.

        Corinthian believes the acquisition is strategic given Heald's experienced management team, strong operating metrics, regional accreditation and diverse program offerings and through its expertise and financial commitments it will be able to continue to grow the student population and program offerings.

        In addition to acquisition-related activity, we have developed an in-house capability to pursue other business development opportunities. In particular, we are focused on developing federal sources of revenue outside of Title IV. Such sources include programs sponsored by the Department of Defense and the Department of Labor.

  Establish Additional Locations

        Since our initial public offering in February 1999, we have opened 43 branch campuses, of which 39 remain a part of our operations. Of the 43 branch campuses we have opened since February 1999, 2 were opened in each of fiscal 1999 and fiscal 2000, 4 were opened in each of fiscal 2001 and fiscal 2002, 6 were opened in fiscal 2003, 10 were opened in fiscal 2004, 5 were opened in fiscal year 2005, 3 were opened in fiscal 2006, and 1 was opened in fiscal 2010. During fiscal 2011, we opened

6 new branch campuses, and, subject to regulatory constraints and other uncertainties, we expect to employ this growth strategy in fiscal 2011 and subsequent years. A key advantage of this strategy is that students attending new campuses which are branched from existing campuses have immediate access to federally funded student financial aid. We believe that opening new branch campuses allows us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our extensive investment in curricula.

  Programs of Study

        Our diploma programs are intended to provide students with the requisite knowledge and job skills for entry-level positions in their chosen career. Our degree programs are primarily designed to assist career-oriented adults in enhancing their functional and professional skills. Our curriculum development team is responsible for maintaining high quality, market driven curricula. Our colleges also use employer advisory boards to help evaluate and improve the curriculum for each program offered. These advisory boards are required to meet at least twice a year and are comprised of local industry and business professionals. Advisory board members provide valuable insight regarding changes in programs and suggest new technologies and other factors that may enhance curriculum.

        Our diploma curricula includes the following key programs: medical assisting, medical insurance billing and coding, massage therapy, dental assisting, pharmacy technician, medical administrative assisting, automotive and diesel technology, HVAC, surgical technology, plumbing, electrical, licensed practical nursing, electronics and computer technology. Our degree curriculum includes business administration, criminal justice, medical assisting, registered nursing, accounting, paralegal, marketing, computer information technology, legal assisting, hospitality management, applied service management, film and video. At our Everest locations in Florida, Phoenix, AZ, Mesa, AZ, Springfield, MO and Ontario Metro, CA campuses, some of our associate degree programs also articulate into a bachelor's degree in the same course of study. Master's degrees are also offered at Everest Florida in business administration and criminal justice.

        Diploma programs generally have a duration of 8-24 months, depending on the course of study. Associate's degree programs have a duration of 12-24 months, bachelor's degree programs have a duration of 36-48 months and master's degree programs have a duration of 21 months. As of June 30, 2011, approximately 39% of our students were enrolled in diploma programs, approximately 56% of students were enrolled in associate's programs, approximately 4% of students were in bachelor's programs and approximately 1% of students were in master's programs.

        The following table reflects our schools, locations, date acquired or opened, principal curricula, institutional accrediting agency, and square footage as of June 30, 2011. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), trades and transportation (T), and other miscellaneous programs (OTH)(1).

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest College, Alhambra, CA	1/1/1996	B, HC	ACCSC(4)	42,200
Everest College, Anaheim, CA	7/1/1995	CJ, HC	ACCSC	35,300
Everest College, Arlington (Mid Cities), TX	6/9/2003	B, CJ, HC	ACICS(3)	51,400
Everest College, Arlington, VA	1/2/2002	B, CJ, HC, OTH	ACICS	23,500
Everest College, Atlanta (Greenbriar), GA	11/15/2010	HC, B, CJ	ACCSC	63,000
Everest College, Aurora, CO	10/1/1996	B, CJ, HC	ACICS	33,000
Everest College, Bedford Park, IL	1/26/2011	HC	ACCSC	40,800
Everest College, Bremerton, WA	8/4/2003	B, HC	ACICS	18,900
Everest College, Burr Ridge, IL	7/2/2002	HC	ACCSC	34,400
Everest College, Chesapeake, VA	3/1/1999	B, HC, CJ	ACICS	39,200
Everest College, Chicago, IL	6/26/2003	HC	ACCSC	47,300
Everest College, City of Industry, CA	10/1/2000	B, CJ, HC	ACCSC	39,300
Everest College, Colorado Springs, CO	10/1/1996	B, CJ, HC, IT, OTH	ACICS	30,500
Everest College, Dallas, TX	2/3/2003	B, CJ, HC	ACICS	45,800
Everest College, Everett, WA	8/4/2003	HC	ACICS	30,000
Everest College, Fort Worth, TX	8/24/2004	B, CJ, HC	ACICS	41,900
Everest College, Fort Worth (South), TX	3/22/2010	HC	ACICS	40,900
Everest College, Gardena, CA	1/1/1996	HC	ACCSC	32,600
Everest College, Hayward, CA	9/1/2001	HC	ACCSC	21,200
Everest College, Henderson, NV	10/1/1996	HC, B, CJ	ACICS	46,400
Everest College, Los Angeles, CA	1/1/1996	HC	ACCSC	22,500
Everest College, Melrose Park, IL	2/24/2011	HC	ACCSC	42,900
Everest College, Merrillville, IN	2/1/2001	B, HC	ACCSC	48,100
Everest College, Merrionette Park, IL	10/19/2005	HC	ACICS	41,900
Everest College, Milwaukee, WI	10/18/2010	HC, CJ	ACICS	45,000
Everest College Phoenix, Mesa, AZ	11/15/2005	B, CJ, HC	HLC/NCA(5)	26,200
Everest College, Newport News, VA	10/1/1995	B, CJ, HC	ACICS	16,200
Everest College, North Aurora, IL	2/1/2005	B, HC, T	ACCSC	40,300
Everest College, Ontario Metro, CA	1/1/2001	B, CJ, HC	ACICS	40,800
Everest College, Ontario, CA	10/1/2000	B, HC	ACCSC	34,000
Everest College Phoenix, Phoenix, AZ	6/1/2000	B, CJ, HC	HLC/NCA	40,100
Everest College, Portland, OR	10/1/1996	B, CJ, HC, IT, OTH	ACICS	35,400
Everest College, Renton, WA	7/1/1996	HC	ACCSC	41,700
Everest College, Reseda, CA	7/1/1995	HC	ACCSC	33,600
Everest College, Salt Lake City, UT	10/1/1996	HC, B, IT, CJ	ACICS	40,100

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest College, San Bernardino, CA	7/1/1995	HC, B, CJ, T	ACICS	52,200
Everest College, San Francisco, CA	10/1/1995	HC	ACCSC	36,200
Everest College, San Jose, CA	10/1/1995	HC	ACCSC	29,400
Everest College, Santa Ana, CA	9/20/2010	HC, B, CJ	ACICS	30,900
Everest College, Seattle, WA	8/4/2003	HC	ACICS	19,300
Everest College, Skokie, IL	5/1/2001	HC, B	ACCSC	39,800
Everest College, Springfield, MO	10/1/1996	HC, B, IT, CJ	ACICS	26,400
Everest College, St. Louis, MO	3/31/2005	HC, B	ACICS	40,000
Everest College, Tacoma, WA	8/4/2003	HC	ACICS	50,500
Everest College, Thornton, CO(2)	10/1/1996	HC, B, CJ	ACICS	25,900
Everest College, Torrance, CA	1/1/2000	HC	ACCSC	7,700
Everest College, Tyson's Corner, VA	6/2/2004	B, CJ, HC	ACICS	28,600
Everest College, Vancouver, WA	8/4/2003	HC	ACICS	17,900
Everest College, Vancouver, WA	10/1/1996	HC, B, CJ, OTH	ACICS	23,000
Everest College, West Los Angeles, CA	10/1/2000	HC, CJ	ACCSC	31,300
Everest Institute, Austin, TX	10/2/2002	HC, T	ACCSC	51,900
Everest Institute, Brighton, MA	1/1/1996	HC	ACCSC	26,000
Everest Institute, Chelsea, MA	3/30/2004	HC	ACCSC	30,500
Everest Institute, Columbus, OH	9/7/2004	HC, B	ACCSC	28,300
Everest Institute, Cross Lanes, WV	7/1/1995	HC, IT	ACCSC	26,700
Everest Institute, Dearborn, MI	3/1/2001	HC	ACCSC	43,300
Everest Institute, Decatur, GA	5/1/2000	HC, T	ACCSC	50,000
Everest Institute, Detroit, MI	12/23/2003	HC	ACCSC	34,800
Everest Institute, Eagan, MN	6/17/2004	HC	ACCSC	23,700
Everest Institute, Ft. Lauderdale, FL	9/30/2003	HC	ACICS	30,700
Everest Institute, Grand Rapids, MI	2/2/2001	HC, B	ACCSC	34,700
Everest Institute, Hialeah, FL	4/1/2002	B, HC, CJ	ACICS	40,600
Everest Institute, Houston (Bissonnet), TX	6/30/2004	HC, IT, T	ACCSC	60,500
Everest Institute, Houston (Greenspoint), TX	1/1/2000	HC	ACCSC	27,600
Everest Institute, Houston (Hobby), TX	12/1/2001	HC	ACCSC	30,700
Everest Institute, Jonesboro, GA	4/1/2000	HC	ACCSC	30,000
Everest Institute, Kalamazoo, MI	2/1/2001	HC, B	ACCSC	28,400
Everest Institute, Kendall, FL	4/1/2002	HC, CJ, B	ACICS	36,100
Everest Institute, Marietta, GA	4/1/2000	HC	ACCSC	24,700
Everest Institute, Miami, FL	4/1/2002	HC, CJ, B	ACICS	47,300
Everest Institute, Norcross, GA	3/31/2003	HC	ACCSC	35,600
Everest Institute, Pittsburgh, PA	10/1/1996	HC, B, CJ, OTH	ACICS	39,000
Everest Institute, Rochester, NY	10/1/1996	B, IT, CJ, HC, OTH	ACICS	48,900
Everest Institute, San Antonio, TX	7/1/1995	HC, OTH, T	ACCSC	60,200
Everest Institute, Silver Spring, MD	2/8/2005	HC	ACICS	30,700
Everest Institute, South Plainfield, NJ	12/13/2005	HC	ACCSC	35,000
Everest Institute, Southfield, MI	1/1/1996	HC, IT	ACCSC	46,100

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest Institute, Tigard, OR	8/4/2003	HC	ACICS	20,600
Everest University, Brandon, FL	10/1/1996	HC, B, IT, CJ	ACICS	49,300
Everest University, Jacksonville, FL	7/1/2000	HC, B, CJ	ACICS	47,500
Everest University, Lakeland, FL	10/1/1996	HC, B, IT, CJ	ACICS	30,400
Everest University, Largo, FL	10/1/1996	HC, B, IT, CJ	ACICS	40,000
Everest University, Melbourne, FL(2)	10/1/1996	HC, B, IT, CJ	ACICS	36,000
Everest University, Orange Park-Jacksonville, FL	3/3/2004	HC, B, CJ, T	ACICS	46,500
Everest University, Orlando (North), FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	55,700
Everest University, Orlando (South), FL	10/1/1996	HC, B, IT, CJ	ACICS	59,900
Everest University, Pompano Beach, FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	53,100
Everest University, Tampa, FL(2)	10/1/1996	HC, B, IT, CJ, T	ACICS	58,100
WyoTech, Blairsville, PA(2)	7/1/2002	T	ACCSC	261,200
WyoTech, Daytona Beach, FL	8/4/2004	T	ACCSC	92,400
WyoTech, Fremont, CA	8/7/2003	T	ACCSC	124,900
WyoTech, Laramie, WY	7/1/2002	T	ACCSC	397,000
WyoTech, Long Beach, CA	10/1/2000	T, HC	ACCSC	92,400
WyoTech, Sacramento, CA	1/27/2004	T, CJ	ACCSC	248,500
Heald College, Concord, CA	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC(6)	66,000
Heald College, Fresno, CA(2)	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	59,200
Heald College, Hayward, CA	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	58,000
Heald College, Modesto, CA	10/27/10	HC, B, IT, CJ, 8OTH	ACCJC/WASC	33,400
Heald College, Rancho Cordova, CA(2)	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	52,100
Heald College, Roseville, CA(2)	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	51,800
Heald College, Salinas, CA	01/04/2010	HC, B, CJ, OTH	ACCJC/WASC	37,900
Heald College, San Francisco, CA	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	55,800
Heald College, San Jose, CA(2)	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	55,400
Heald College, Stockton, CA(2)	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	49,400
Heald College, Honolulu, HI	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	57,100
Heald College, Portland, OR	01/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	39,600
Campus Support Center Offices
Santa Ana, CA				200,200
Gulfport, MS				7,200
Tampa (Online), FL				114,600
Tampa (Student Finance), FL				14,500
Tampa (Regional), FL				5,700
Tempe (Online), AZ				65,500
Washington, DC				2,600
San Francisco, CA				17,300
Colorado Springs (Online), CO				93,500
New locations as of June 30, 2011 (unoccupied)
Bensalem, PA				42,500
Kansas City, MO				45,300
Woodbridge, VA				35,400

Total Square Footage for U.S. Properties				5,741,000

Canadian Schools and Colleges	Opened/ Acquired	Principal Curricula	Square Footage
Everest College of Business, Technology and Health Care, Barrie, Ontario	08/19/2003	HC, B, CJ, IT	14,200
Everest College of Business, Technology and Health Care, Brampton, Ontario	08/19/2003	HC, B, CJ, IT, OTH	16,400
Everest College of Business, Technology and Health Care, College Park, Ontario	08/19/2003	HC, OTH	29,000
Everest College of Business, Technology and Health Care, Hamilton (Mountain), Ontario	08/19/2003	HC, CJ	18,500
Everest College of Business, Technology and Health Care, Hamilton (City Center), Ontario	08/19/2003	B, HC, IT, CJ	7,800
Everest College of Business, Technology and Health Care, Kitchener, Ontario	08/19/2003	B, HC, CJ, IT	12,600
Everest College of Business, Technology and Health Care, London, Ontario	08/19/2003	HC, IT, B	12,200
Everest College of Business, Technology and Health Care, Mississauga, Ontario	08/19/2003	HC, B, IT, CJ, OTH	30,400
Everest College of Business, Technology and Health Care, Newmarket, Ontario	08/19/2003	HC, B, CJ, IT	16,700
Everest College of Business, Technology and Health Care, North York Ontario	08/19/2003	HC, B, CJ, OTH	17,900
Everest College of Business, Technology and Health Care, Ottawa (West-Nepean), Ontario	08/19/2003	HC, B, IT, CJ	17,400
Everest College of Business, Technology and Health Care, Ottawa (East), Ontario	08/19/2003	HC, B, IT, CJ	32,700
Everest College of Business, Technology and Health Care, Scarborough, Ontario	08/19/2003	HC, B, IT, CJ	17,500
Everest College of Business, Technology and Health Care, Sudbury, Ontario	08/19/2003	B, HC, CJ, IT	14,600
Everest College of Business, Technology and Health Care, Thunder Bay, Ontario	08/19/2003	HC, B, IT, CJ	10,800
Everest College of Business, Technology and Health Care, Windsor, Ontario	08/19/2003	HC, B, CJ, IT	12,400
Everest College of Business, Technology and Health Care Campus Support Center	08/19/2003		9,300

Total Square Footage for Canadian Properties			290,400

Total Square Footage for All Properties			6,031,400

(1)
OTH means "Other" and includes programs such as, travel and hospitality, video/film production, and other miscellaneous programs.

(2)
Indicates owned properties.

(3)
Accrediting Council for Independent Colleges and Schools

(4)
Accrediting Commission of Career Schools and Colleges

(5)
The Higher Learning Commission—A Commission of the North Central Association of Colleges and Schools

(6)
Accrediting Commission for Community and Junior Colleges (ACCJC) of the Western Association of Schools and Colleges (WASC)

  Marketing and Recruitment

        We employ a variety of methods to attract applicants who will benefit from our programs and achieve success in their chosen careers. The methods include a variety of direct response marketing techniques to generate leads of potential applicants for our schools. Our marketing department generated approximately 3.6 million leads in the United States and Canada in fiscal 2011, primarily through internet, television, direct mail, newspaper, and yellow pages. The effectiveness of these marketing campaigns is dependent upon timely and accurate lead tracking.

        Our external marketing agencies have access to our management information database and are provided with real time information on the effectiveness of individual campaigns. The agencies consult with our marketing department to adjust schedules for advertisements depending on our needs and the effectiveness of the particular advertisements. For the year ended June 30, 2011, approximately 13% of our new student enrollments were generated through television, newspaper and yellow pages marketing, 50% were generated from the Internet, 22% were generated through referrals, 3% were generated through direct mail, and 12% were generated through a variety of other methods.

  National Branding

        We have consolidated multiple brand names to increase our company's overall visibility and gain the marketing efficiencies associated with national advertising. As of August 13, 2010 all of our schools operated under one of three national brands, Everest, WyoTech, or Heald. The Everest brand was recently developed by the Company, WyoTech is a well-established brand in automotive training, and Heald is a well-established brand with a long operating history in Northern California, Oregon and Hawaii, as well as a growth platform for campus-based and online regionally accredited programs. As of June 30, 2011, 104 out of 122 schools were operating under the Everest brand, 6 schools were operating under the WyoTech brand, and 12 schools were operating under the Heald brand.

  Admissions

        As of June 30, 2011, we employed approximately 2,400 admissions representatives who work directly with prospective students to facilitate the admissions process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct semi-annual student satisfaction surveys at our campuses in the United States in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to train our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs, and conduct student surveys which help us ensure compliance with both government regulations and our corporate policies.

        One of our objectives in the admissions process is to identify students who have the ability to succeed in our schools. The majority of prospective students must pass a standardized admissions test. Most of our colleges in the United States have historically accepted non-high school graduates who can demonstrate an ability to benefit ("ATB students") from the program by passing certain tests which are required by ED. As of June 30, 2011, ATB students accounted for approximately 4.3% of total enrollments in our U.S. schools, down from 15.1% at June 30, 2010. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, given the shift to a 3-year default measurement period, and the structural changes in student lending over the past two years, we had stopped enrolling new ATB students into our U.S. Everest and WyoTech institutions starting on September 1, 2010. Due to the success of our default prevention initiatives, we resumed enrolling

ATB students on a more limited basis in June 2011. We plan to limit ATB students to a maximum of 10% of total enrollment.

  Placement

        Graduate placement outcomes are critical to the success of our schools and their ability to continue to enroll new students. We maintain a career services department at each college and, as of June 30, 2011, employed approximately 850 individuals in this capacity. We require our career services personnel to work with students from the time they begin their courses of study until they are successfully placed in jobs for which they are trained. Our career services departments assist students with resumes, help them develop a professional demeanor, conduct practice interview sessions, and identify prospective employers for the graduates. Overall, we believe the efforts we devote to help our graduates find employment have achieved solid results in a difficult economic environment.

        Our colleges endeavor to obtain information regarding their students' employment following graduation. The reliability of that information depends, to a large extent, on the completeness and accuracy of the data provided to our colleges by graduates and their employers. Additionally, a dedicated team at the campus support center conducts a verification process to check the accuracy of the placement information gathered by our campuses. Based on information received from these groups of people, we believe that approximately 67.6% of our graduates in calendar year 2010 who were available for placement have been placed in a job for which they were trained by June 30, 2011, using accrediting agency standards. The various accrediting agencies evaluate placement rates by individual institution and program, and have different requirements regarding which students are considered "available for placement." In defining the graduate cohort group for the purpose of calculating placement rates, certain accrediting agencies may exclude, for example, graduates who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the U.S. after graduation. Where applicable, we have also excluded those graduates in our calculation of students available for placement and the graduate placement rate.

  Tuition

        Tuition rates for our diploma programs in the U.S. and Canada generally range from $5,375 to $39,000, depending upon the nature and length of the program. Tuition for degree programs is charged on a credit hour basis and varies by college, typically ranging from $256 to $492 per undergraduate credit hour, depending upon the program of study (except for some online programs which are charged on a per quarter basis). Tuition for graduate programs ranges from $371 to $548 per credit hour. In addition to tuition, students may be required to purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions prevailing at our individual colleges.

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

  •
  an academic dean or education director;

  •
  an admissions director;

  •
  a career services director;

  •
  a finance director, and

  •
  a student accounts director.

        Our schools in Canada are typically smaller and thus employ a smaller management team. As each school's enrollment grows, additional management may be added.

        Campus support center personnel manage several key functions, including accounting, information technology, student financial services, financial aid, career services support, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, real estate, and accreditation and licensing. Among the principal oversight functions performed by campus support center personnel (in cooperation with our division, region and college management) are the annual operating budget, strategic planning and forecasting processes. These processes establish goals for each college, assist in implementing strategies and establish performance expectations. Our senior management team monitors operating performance and profitability of each college and has established periodic communication with the college presidents to review key performance indicators such as student population, completion, placement, student satisfaction, compliance, lead flow, new enrollments and other operating results to determine the proper course of action.

        As required by their respective regional accrediting agencies, Everest College Phoenix and Heald College are overseen by boards of trustees that include a majority of independent members who review academic integrity and autonomy of the institutions. These governing boards have broad oversight over the schools' programs and operations, set the strategic direction for the institutions, play an active role in policy-making, and review financial resources of their schools to ensure the institution is able to provide a sound educational program. In furtherance of that mission, each board of trustees develops policies appropriate to the needs of the school and works closely with the respective schools' administrations to, among other things, establish a climate for articulating and promoting the educational vision of the schools.

  Competition

        The post-secondary education market in the United States, consisting of approximately 7,000 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by our colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 3,100 private, for-profit colleges and schools. The post-secondary education market in Canada is also highly fragmented. Typically, the tuition charged by public institutions is less than tuition we charge for comparable programs because public institutions receive state subsidies, donations and government research and other grants that are not available to our colleges. However, tuition at other private non-profit institutions is often higher than the tuition charged at our colleges.

        We compete in most markets with other private, for-profit institutions offering similar programs. We believe our supportive learning environment, smaller class sizes, large national scale, our faculty, facilities, and our emphasis on student services and placement allows us to compete effectively. In addition, many of our colleges have been operating in their markets for many years, which has led to a substantial number of graduates who are working in the community and validate the quality of the colleges' programs.

  Facilities

        Our campus support center office is located in Santa Ana, California and our 122 campuses as of June 30, 2011, are located in 26 states and in the province of Ontario, Canada. Our campuses are generally equipped with classroom space, instructional labs, libraries, Internet access and other facilities.

        We actively monitor the capacity at our facilities and the expected facilities capacity required to accommodate campus growth initiatives. We provide for expansion and growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2007 through fiscal 2011, approximately 9% of the campuses have been relocated and an additional approximately 75% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended and has been updated to reflect solely continuing operations:

	2011	2010	2009	2008	2007
Opened
Acquired	0	11	0	0	0
Branched	6	1	0	0	0
Closed, combined or sold(1)	0	0	0	0	2
Campuses at year end	122	116	104	104	104
Relocated	1	1	5	2	2
Enlarged or remodeled	28	42	5	10	6

(1)
We closed two campuses during fiscal 2011. To reflect continuing operations only, they have been omitted from this table.

        All but nine of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

  Management and Employees

        Our company is led by Jack D. Massimino, Chairman of the Board and Chief Executive Officer. He is assisted by the other executive officers of the Company: Kenneth S. Ord, Beth A. Wilson, William B. Buchanan, Mark L. Pelesh, Stan A. Mortensen, Robert C. Owen, Robert D. Bosic and David A. Poldoian. In addition to the executive officers, our management team includes other senior vice presidents and vice presidents who provide supervision of various functional areas and the presidents of our operating divisions.

        As of June 30, 2011, we had approximately 16,600 employees in the U.S. and Canada, of whom approximately 5,450 were part-time and approximately 975 were employed at or assigned to our campus support center.

  Faculty

        The faculty members at our colleges are industry professionals and hold appropriate credentials in their respective disciplines. The recruitment of faculty occurs at the campus level. Local leadership is charged with identifying and retaining faculty who possess the requisite academic and experiential qualifications to be successful in working with our students. Faculty are required and encouraged to pursue professional development activities to enhance their functional and classroom skills. We believe the skill and dedication of our faculty is critical to the academic and professional success of our students. As of June 30, 2011, we employed approximately 6,475 faculty in the United States and Canada, approximately 1,950 of whom were full-time employees. Faculty represents approximately 39% of our employees.

  Available Information

        Free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports may be obtained through our website at www.cci.edu, or by contacting our investor relations department after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website or any of the information contained therein should be deemed to be part of, or incorporated into, this Annual Report.

 EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of August 24, 2011, as well as other "significant employees" of the Company as defined under Item 401(c) of Regulation S-K:

Names	Ages	Positions
Jack D. Massimino	62	Chairman of the Board and Chief Executive Officer
Kenneth S. Ord	65	Executive Vice President, Chief Financial Officer, and Chief Administrative Officer
Robert D. Bosic	46	Executive Vice President, Operations
Beth A. Wilson	59	Executive Vice President
William B. Buchanan	45	Executive Vice President, Marketing
Mark L. Pelesh	57	Executive Vice President, Legislative and Regulatory Affairs
Stan A. Mortensen	44	Executive Vice President, General Counsel and Corporate Secretary
Robert C. Owen	50	Executive Vice President and Chief Accounting Officer
David A. Poldoian	58	Executive Vice President, New Ventures

        Jack D. Massimino, served as Chairman of the Board from August 2008 through the present. He previously served as CEO of the company from November 2004 until July 2009, when he was named Executive Chairman of the Board. The board reappointed him CEO in November 2010. He has served on the board since 1999 and during his tenure, he has been the Chair of the Audit Committee and a member of the Compensation Committee. Prior to joining our company as Chief Executive Officer in 2004, Mr. Massimino was retired and managed his personal investment portfolio. Previously, he was President and Chief Executive Officer of Talbert Medical Management Corporation, a publicly traded physician practice management company from 1995 through late 1997. Prior to his association with Talbert, Mr. Massimino was Executive Vice President and Chief Operations Officer of FHP International Corporation, a multi-state, publicly-traded HMO, with revenues of approximately $4 billion at the time of his service. He also served in other executive positions after joining FHP in 1988, including Senior Vice President and Vice President, Corporate Development. Prior to such time, Mr. Massimino held other executive positions in the healthcare field starting in the mid-1970's. He received a Bachelor of Arts in Psychology from California Western University and earned a Master's Degree in Management from the American Graduate School for International Management.

        Robert D. Bosic, became Corinthian's Executive Vice President of Operations in January of 2011. Since June of 2009, Mr. Bosic served as Group and Division President for the West Division. He has been with Corinthian for five years and held the position of Regional Vice President of Operations for the Southwest Region of CSI before being promoted to General Manager in 2008, when the Everest West Division was created. In addition, Mr. Bosic has served as Campus President at Everest Houston Greenspoint. Prior to joining Corinthian, Mr. Bosic spent 10 years in proprietary education. He has held campus-level and regional management positions at both publicly traded and non-profit companies focused on at-risk adolescents. Mr. Bosic has a Bachelors of Science degree in Business from British American University, and Juris Doctorate from British American University.

        Kenneth S. Ord became our Executive Vice President and Chief Financial Officer in February 2005. He was named Chief Administrative Officer in December 2010. Mr. Ord brings more than 30 years of financial experience to his position from publicly traded companies in the healthcare, staffing services and automotive industries. Mr. Ord was the Chief Financial Officer at Alliance Imaging, Inc. from 1998 to 2004. Previously he was the Chief Financial Officer of Talbert Medical Management Corporation during 1997 and he was the Chief Financial Officer of FHP International Corporation from 1994 to 1997. Prior to his experience at FHP, Mr. Ord held several successively responsible positions at Kelly Services Inc, including Treasurer, Controller and Vice President Finance. He began his career at Ford

Motor Company, working in various financial roles, ranging from financial controls to profit analysis. Mr. Ord holds a Master's in Business Administration from Brigham Young University.

        Beth A. Wilson has been employed by us since our inception in July 1995. She was promoted to Executive Vice President in July 2001 and oversees all operational support for accreditation and licensure, academic affairs and quality control, employer development and student outcomes, real estate, facilities and compliance. Previously, Ms. Wilson was Vice President of Operations from June 1998 to June 2001. Ms. Wilson was Regional Operations Director for Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by National Education Centers, Inc. from 1991 to 1995, initially as Executive Director of its Capital Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Additionally, between 1999 and 2003, and again starting in July 2008 to the present, Ms. Wilson has served as a Commissioner for ACCSC. Ms. Wilson earned a Master's of Business Administration from National University and a Bachelor of Arts degree from California State College, Sonoma.

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

        Stan A. Mortensen has served as our Executive Vice President, General Counsel and Corporate Secretary since May 2009. Prior to his appointment as Executive Vice President, Mr. Mortensen served as our Senior Vice President, General Counsel and Corporate Secretary from August 2002, and as Vice President, General Counsel and Corporate Secretary starting in January 2000. Prior to that time, Mr. Mortensen was an attorney at the law firm of O'Melveny & Myers LLP from 1997 through 1999, where his practice focused on securities law, corporate finance, mergers and acquisitions, and general corporate matters. From 1994 through 1996, Mr. Mortensen was an attorney at the law firm of Robins, Kaplan, Miller & Ciresi, where his practice focused on commercial litigation. Mr. Mortensen received a Juris Doctorate and a Bachelor of Arts in Political Science from Brigham Young University.

        Robert C. Owen has served as our Executive Vice President and Chief Accounting Officer since July 2011. Prior to his appointment to Executive Vice President, Mr. Owen served as our Senior Vice President and Chief Accounting Officer since February 2005. He joined Corinthian in 2004 as Vice President and Controller, and has more than 20 years experience in industry and public accounting.

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

        David A. Poldoian joined the Company in November 2004 as President and Chief Operating Officer of the Online Learning division. In February 2008, he became Corinthian's Executive Vice President and Chief Business Development Officer, before being named the company's Executive Vice President and Chief Compliance Officer in November 2010. In June 2011, Mr. Poldoian was named Executive Vice President, New Ventures. Prior to joining Corinthian, Mr. Poldoian spent nine years with the Anheuser-Busch Companies beginning in 1995, initially serving as the President of its Eagle Snacks, Inc. division and later reporting directly to Anheuser's Chairman and CEO. Mr. Poldoian was Vice President and Partner with Bain & Company, a strategy consulting firm, from 1986 to 1995. Mr. Poldoian completed a Bachelor of Arts degree at Tufts University, and earned a Master in Business Administration from Harvard Business School.

GOVERNMENTAL REGULATIONS AND FINANCIAL AID

U.S. Regulations

        Students attending our schools in the U.S. finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment), federal financial aid programs, and loans from the Company or third parties.

        In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations issued thereunder by the Department of Education ("ED"), subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA ("Title IV"). Under the HEA, regulatory authority is divided among each of the following components, which are referred to collectively as the "Triad": (i) the federal government, which acts through the ED; (ii) the accrediting agencies recognized by the ED; and (iii) state higher education regulatory bodies. Among other things, the HEA and ED regulations require each of our U.S. institutions to:

  •
  maintain a rate of default by its students on federally guaranteed loans that are below a specified rate;

  •
  limit the proportion of its revenue (on a cash basis) derived from the Title IV programs;

  •
  comply with certain financial responsibility and administrative capability standards;

  •
  prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or the award of financial aid; and

  •
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

        The HEA is required to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the HEA, called the Higher Education Opportunity Act ("HEOA"), made significant changes to the requirements governing the Title IV Programs, including changes that, among other things:

  •
  revised the calculation of "cohort default rates" regarding federally guaranteed student loans and the threshold rate at which sanctions will be imposed against an institution;

  •
  adjusted the types of revenue that an institution is deemed to have derived from Title IV Programs for purposes of complying with the "90/10 Rule," and modified the sanctions imposed on an institution that derives too much revenue from Title IV Programs;

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

        In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. In May 2008,

the U.S. Congress enacted the Ensuring Continued Access to Student Loans Act of 2008 ("Continued Access Act") which, among other things:

  •
  increased the annual and total amount of certain Title IV Program loans that students can receive;

  •
  expanded student eligibility for, and potentially increased the amount of funds available to fund grants under, certain Title IV Programs; and

  •
  expanded parent eligibility and created payment deferment options for parent loans under the Title IV Programs.

        In February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 ("American Recovery Act") which, among other things, further increased the annual amount of funds available to fund grants under the Pell program.

        If any of our institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students in the U.S. obtain access to federal student financial aid through an ED-prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs is to the students, who then apply those funds to the cost of their education. The receipt of funds from federal financial aid programs reduces the students' amount due to the institution, but does not affect the Company's revenue recognition.

        The ED regulations define an institution as a main campus and its additional locations, if any. As defined by the ED, our main campuses that have additional locations in the U.S. are as follows:

Main Campus(1)	Additional Locations
Everest College, Seattle, WA	Everest College, Vancouver, WA
Everest College, Tigard, OR
Everest College, Alhambra, CA	Everest College, Bedford Park, IL
Everest Institute, Chelsea, MA
Everest College, Bremerton, WA	Everest College, Everett, WA
Everest College, Tacoma, WA
Everest College, St. Louis, MO
Everest College, Colorado Springs, CO	Everest College, McLean, VA
Everest College, Fort Worth (South), TX
Everest College, Santa Ana, CA
Everest College, Gardena, CA	Everest Institute, Norcross, GA
Everest College, Ontario, CA	Everest Institute, Columbus, OH
Everest Institute, Jonesboro, GA
Everest College Phoenix, Phoenix, AZ	Everest College Phoenix, Mesa, AZ
Everest College, Portland, OR	Everest College, Vancouver, WA
Everest College, Dallas, TX
Everest Institute, Silver Springs, MD
Everest College, Renton, WA	Everest Institute, Houston (Bissonnet), TX
Everest College, Reseda, CA	Everest Institute, Atlanta (Greenbriar), GA
Everest Institute, Marietta, GA
Everest College, Salt Lake City, UT	Everest College, Fort Worth, TX
Everest College, San Francisco, CA	Everest College, Chicago, IL
Everest College, Skokie, IL	Everest College, Burr Ridge, IL

Main Campus(1)	Additional Locations
Everest College, Melrose Park, IL
Everest College, Springfield, MO	Everest College, Ontario Metro, CA
Everest College, Thornton, CO	Everest College, Aurora, CO
Everest College, Arlington, VA
Everest Institute, Brighton, MA	Everest College, North Aurora, IL
Everest Institute, Cross Lanes, WV	Everest Institute, Dekalb, GA
Everest Institute, Eagan, MN
Everest Institute, Grand Rapids, MI	Everest Institute, Kalamazoo, MI
Everest College, Merrillville, IN
Everest Institute, Kendall, FL	Everest Institute, Ft. Lauderdale, FL
Everest Institute, Miami, FL	Everest Institute, Hialeah, FL
Everest Institute, Newport News, VA	Everest Institute, Chesapeake, VA
Everest Institute, Rochester, NY	Everest College, Arlington (Mid-Cities), TX
Everest Institute, San Antonio, TX	Everest Institute, Houston (Greenspoint), TX
Everest Institute, Houston (Hobby), TX
Everest Institute, Southfield, MI	Everest Institute, South Plainfield, NJ
Everest Institute, Dearborn, MI
Everest Institute, Detroit, MI
Everest Institute, Austin, TX
Everest University, Largo, FL	Everest University, Lakeland, FL
Everest University, Jacksonville, FL
Everest University, Orlando (North), FL	Everest University, Melbourne, FL
Everest University, Orlando (South), FL
Everest University, Pompano Beach, FL	Everest College, Merrionette Park, IL
Everest University, Tampa, FL	Everest University, Brandon, FL
Everest College, Milwaukee, WI
Everest University, Orange Park, FL
Heald College, Hayward, CA	Heald College, Modesto, CA
Heald College, San Francisco, CA	Heald College, Honolulu, HI
Heald College, Portland, OR
WyoTech, Laramie, WY	WyoTech, Blairsville, PA
WyoTech, Sacramento, CA
WyoTech, Long Beach, CA	Everest College, City of Industry, CA
Everest College, West Los Angeles, CA

(1)
The above list includes only those main campuses which have one or more branch locations.

Increased Scrutiny of the Private, Post-Secondary Education Sector

        Over the past two years, ED, Congress and accrediting agencies have increased their scrutiny and rulemaking focus on the private, post-secondary educational sector.

        On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate (the "HELP Committee") held the first in a series of hearings to examine the proprietary education sector and released a report, "Emerging Risk : An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education." On August 4, 2010, the HELP Committee held the second hearing in its series, focusing on student recruitment at for-profit schools. Earlier, on June 21, 2010, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office ("GAO") to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions' revenue is composed of Title IV and other federal funding sources. On September 30, 2010, the HELP Committee held another hearing entitled "The Federal Investment in For-Profit Education: Are Students Succeeding?" On March 10, 2011, the HELP Committee held another hearing entitled, "Bridgepoint Education, Inc.: A Case study in For-Profit Education and Oversight." On July, 21, 2011, Senator Harkin, Chairman of the Senate HELP Committee, convened a roundtable discussion entitled "Improving For-Profit Higher Education: A Roundtable Discussion of Policy Solutions" in which various private sector education companies and critics of the sector participated.

        Prior to the HELP Committee's hearing on August 4, 2010, the GAO conducted a series of undercover investigations into the enrollment and recruiting practices at fifteen for-profit institutions of higher education in which GAO investigators with hidden cameras posed as potential new student enrollees. We believe that two of our campuses, one of which was Everest College Phoenix ("ECP"), were among those visited by the GAO. At the HELP Committee hearing on August 4, 2010, the GAO provided testimony that characterized the interactions between our campus personnel and the GAO investigators as "deceptive or otherwise questionable." On November 30, 2010, the GAO reissued its testimony by making numerous edits and corrections to its previous report. On December 1, 2010, the day after the GAO reissued its report, the HELP Committee provided the Company with copies of redacted audio recordings of the undercover investigations at the Company's two campuses. After reviewing the audiotapes, the Company disagrees with the GAO's characterization of its interactions with the Company's personnel at the two campuses the GAO visited.

        On August 5, 2010, we received a request for information from the HELP Committee relating to the ongoing series of hearings. We believe this request was extended to approximately thirty proprietary educational companies, including all such publicly traded companies. The request sought information regarding how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the 90/10 rule. The request also sought information regarding the number of students who complete or graduate from our programs, how many of those students find work in their educational area, the debt levels of students enrolling and completing programs and information regarding the number of students who risk default within the cohort default rate window. The HELP Committee also requested that we provide a broad spectrum of information about our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV Program funds, institutional accreditation, regulatory compliance and other matters. We have made numerous submissions in response to the HELP Committee's requests.

        Additionally, on August 12, 2010, the President of ECP received a letter from its accrediting agency, The Higher Learning Commission—A Commission of the North Central Association of Colleges and Schools ("HLC"), requesting a response to the allegations contained in the GAO report. In addition to seeking a response to the specific circumstances identified in the GAO report, HLC requested that ECP demonstrate that it has reasonable, sufficient, and effective systems in place to assure appropriate control of employees engaged in the recruiting, marketing or admissions process. ECP has responded to HLC's request. ECP has also received similar requests from several state education licensing agencies regarding the allegations in the GAO report and has cooperated with those requests.

        On February 28, 2011, ECP received another letter from HLC indicating that a committee of peer reviewers and HLC staff had reviewed the materials submitted and had concluded that ECP's response raised a number of questions about its oversight of recruiting, admissions and financial aid practices and the ability of those practices to serve students effectively while providing them with clear and accurate information. Accordingly, HLC provided a list of specific questions developed by the committee to be addressed by ECP. These questions relate to:

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

        ECP has submitted its response to HLC. HLC has indicated that the committee intends to meet with representatives of ECP to ask questions directly about these practices, and to issue a final report regarding its findings. The committee has indicated to ECP that there may be recommendations for corrective action to be monitored through HLC's monitoring processes.

        Since October 2010, the Company has been contacted by Attorneys General offices in the states of Florida, California, Massachusetts, New York and Oregon. Each of those states' attorneys general office has requested from the Company, either through subpoenas, civil investigative demands, or informal requests, an extensive range of documents regarding its business. In every state but California, we understand the attorneys general are conducting broad inquiries into private sector education companies in their respective states, and not solely into the Company. In California, the California Attorney General's Office has requested information ostensibly pursuant to the Stipulated Judgment agreed to by the Company in July 2007 to determine compliance by the Company with the judgment and certain other matters. The Company is cooperating with these requests.

        On April 11, 2011 the Company's Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED's Office of Inspector General (the "OIG") requesting documents related to the Jonesboro campus's employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney for the Northern District of Georgia who focuses primarily on civil false claims act matters, including qui tams. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney's Office has made a determination about whether to file a false claims act lawsuit in this matter. The Company is cooperating with the OIG's request.

        We cannot predict the extent to which, or whether, these hearings, investigations and reviews will result in further adverse actions affecting our participation in Title IV Programs, our accreditation, or other aspects of our business. If any laws or regulations are adopted that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible, or if adverse action is taken against us by any state or accrediting agency, our business could be adversely and materially impacted.

Federal Support for Post-Secondary Education in the U.S.

        The federal government provides substantial support for post-secondary education through grants and loans to students who can apply the funds received to pay for their educational costs at any institution certified by ED as eligible to participate in the federally funded student financial aid programs. Since 1972, Congress has expanded the scope of the HEA by, among other things,

(i) providing that students attending proprietary institutions, such as our institutions, are eligible for assistance under the Title IV Programs, (ii) establishing a program for loans to parents of eligible students, (iii) opening the Title IV Programs to part-time students, and (iv) increasing maximum loan limits and in some cases eliminating the requirement that students demonstrate financial need to obtain federally guaranteed loans. The Federal Direct Loan Program ("FDL") was also enacted, enabling students to obtain loans directly from the federal government rather than from commercial lenders.

        Students at our U.S. institutions receive grants, loans and work opportunities to fund their education under several of the Title IV Programs, of which, prior to June 30, 2010, the two largest were the Federal Family Education Loan ("FFEL") program and the Federal Pell Grant ("Pell") program. Our institutions also participate in the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, and some of them participate in the Federal Perkins loan program and the Federal Work-Study ("FWS") program.

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

        FFEL AND FDL.    Prior to June 30, 2010, the FFEL program consisted of Stafford Loans, which are subsidized (the government pays the interest while the student is in school and during a six-month grace period) and unsubsidized, and PLUS loans, which are made available to parents of students classified as dependents. Under the William D. Ford Federal Direct Loan ("FDL") program, students may obtain loans directly from the ED rather than commercial lenders. The conditions on FDL loans are generally the same as on loans that were made under the FFEL program. Under the Stafford Loan program, during fiscal years 2010 and 2011, students may borrow up to $9,500 for the first academic year, $10,500 for the second academic year and, in some educational programs, $12,500 for each of the third and fourth academic years in subsidized loans. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Students who are classified as independent, and dependent students whose parents are unable to obtain PLUS loans, can increase their borrowing limits and receive additional unsubsidized Stafford loans. During fiscal years 2008 and 2009, students could obtain an additional $4,000 in unsubsidized loans for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Effective July 1, 2009, such students may obtain an additional $6,000 in unsubsidized loans for each of the first and second academic years, and an additional $7,000 for subsequent academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in our institutions under the Stafford program in the 2010-2011 award year equaled approximately 55.1% of our U.S. net revenue (on a modified cash basis). Amounts received by students in our institutions under the PLUS program in the 2010-2011 award year equaled approximately 3.8% of our U.S. net revenue (on a modified cash basis).

        In March 2010, Congress passed, and the President signed, the Health Care and Education Reconciliation Act of 2010 (the "HCERA"). The HCERA eliminated the FFEL program in favor of the FDL program effective as of July 1, 2010. While our institutions and students have been eligible to participate in the FDL program, we have significantly more experience in participation in the FFEL program and the continuing transition to the FDL program for the majority of our students involves risks and uncertainty. Additionally, because HCERA eliminates the FFEL program, most private lenders have exited the student loan market and most private lenders remaining have been unwilling to make private loans to our students.

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

        Pell.    Pell grants are the primary component of the Title IV Programs under which the ED makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 2010-2011 award year, the maximum Pell grant increased to $5,550. Amounts received by students enrolled in our institutions in the 2010-2011 award year under the Pell program equaled approximately 28.9% of our U.S. net revenue (on a modified cash basis).

        FSEOG.    FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2010-2011 award year, our contribution was met by approximately $2.0 million in funds from our institutions, funds from state scholarships and grants, and funds from foundations and other charitable organizations. Amounts received by students in our institutions under the federal share (including the FSEOG match) of the FSEOG programs in the 2010-2011 award year equaled approximately 0.6% of our U.S. net revenue (on a modified cash basis).

        Perkins.    Eligible undergraduate students may borrow up to $5,500 under the Perkins program during each award year, with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate a financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the ED. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2010-2011 award year, the amount of Perkins loan repaid by former students totaled approximately $2.8 million.

        In the 2010-2011 award year, we had no required matching contribution. The Perkins loans disbursed to students in our institutions in the 2010-2011 award year equaled approximately 0.1% of Our U.S. net revenue (on a modified cash basis). Congress proposes to make major changes to the Perkins program. We cannot predict whether these proposals will be enacted and if they will be beneficial to our students.

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

Regulatory Oversight

        The HEA provides for a three-part regulatory framework, generally referred to as the Triad, to provide regulatory oversight of post-secondary education institutions. The first part of the Triad involves the standards to be applied by the ED in evaluating the financial responsibility and administrative capability of institutions participating in the Title IV Programs. In addition, the Triad mandates that the ED periodically review the eligibility and certification to participate in the Title IV Programs of every such eligible institution. By law, all institutions are required to undergo a recertification review at least every six years, although the ED may recertify an institution for a shorter time period. Under these standards, each of our U.S. institutions is evaluated by the ED on a routine basis. A denial of recertification would preclude an institution from continuing to participate in the Title IV Programs.

        The second part of the Triad consists of accrediting agencies which review and accredit our campuses. Their examinations pertain to such areas as student achievement, curriculum, faculty, facilities, equipment, admissions, financial responsibility and timeliness of student refunds. The Triad provisions also require each accrediting agency recognized by the ED to undergo comprehensive periodic reviews by the ED to ascertain whether such accrediting agency is adhering to required standards.

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

Recent ED Rulemaking

        In the fall of 2009, ED initiated the process of negotiated rulemaking to make changes to certain provisions of the ED regulations governing Title IV Programs. The negotiated rulemaking focused on 14 program integrity issues. On June 18 and July 26, 2010, the ED issued Notices of Proposed Rulemaking ("NPRMs") which addressed all 14 program integrity issues. On October 29, 2010, the ED issued final rules related to the June 18, 2010 NPRM and to the portion of the July 26, 2010 NPRM that established a notification and approval process for additional programs of study. Those final rules became effective, with minor exceptions, on July 1, 2011. The ED issued final rules on June 13, 2011 with respect to the remaining proposed rules in the July 26, 2010 NPRM, which become effective on July 1, 2012.

        The 14 "program integrity" issues are as follows:

  •
  Definition of High School Diploma for the Purpose of Establishing Institutional Eligibility to Participate in the Title IV Programs, and Student Eligibility to Receive Title IV Aid;

  •
  Ability to Benefit;

  •
  Misrepresentation of Information to Students and Prospective Students;

  •
  Incentive Compensation;

  •
  State Authorization as a Component of Institutional Eligibility;

  •
  Gainful Employment in a Recognized Occupation;

  •
  Definition of a Credit Hour;

  •
  Agreements Between Institutions of Higher Education;

  •
  Verification of Information Included on Student Aid Applications;

  •
  Satisfactory Academic Progress;

  •
  Retaking Coursework;

  •
  Return of Title IV Funds: Term-based Programs with Modules or Compressed Courses;

  •
  Return of Title IV Funds: Taking Attendance; and

  •
  Disbursements of Title IV Funds.

  Among the most significant of the final rules are:

  •
  the quantitative requirements that each of our programs of study must satisfy in order for ED to determine that the program of study provides training that leads to "gainful employment in a recognized occupation" (the "Gainful Employment Requirements");

  •
  the elimination of 12 safe harbors that set forth certain types of activities and payment arrangements (the "Safe Harbors") that an institution may carry out without violating the rules that prohibit payment of any commission, bonus or other incentive payment based directly or indirectly, in any part, on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds (the "Incentive Compensation Prohibition");

  •
  notifying the ED of, and possibly obtaining the ED's approval to offer, additional programs of study that lead to gainful employment;

  •
  determining when a program of study is required to measure student progress in clock hours;

  •
  the specifications of what constitutes acceptable authorization by a state for institutions to offer postsecondary programs of study in that state; and

  •
  significantly broadening institutional liability to the ED for "substantial misrepresentation" that would, among other things, subject institutions to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose vicarious liability on institutions for the conduct of others, and expose institutions to liability when no actual harm occurs.

  Gainful Employment Requirements

        On June 13, 2011, ED issued final regulations which become effective on July 1, 2012, that set out certain quantitative requirements for a program offered by a private sector educational institution to comply with the Gainful Employment Requirements. If any of our programs of study fails to satisfy the Gainful Employment Requirements for three out of four federal fiscal years ("FFYs"), that program would be deemed ineligible under the Title IV Programs. Students would be unable to obtain financial aid under the Title IV Programs to help pay their education costs associated with attending ineligible programs of study. A program of study will only satisfy the Gainful Employment Requirements, if:

  •
  the program's annual loan repayment rate, as defined and calculated by the ED, is at least 35%; or

  •
  the program's graduates' median annual loan payment, as calculated by the ED, is less than or equal to:

  –
  30% of discretionary income; or

  –
  12% of annual earnings.

        With regard to the "repayment" criteria of the Gainful Employment Requirements, ED will generally measure borrowers in their third and fourth years of repayment. If there are 30 or fewer borrowers in this two-year measurement period, the period would be expanded to include borrowers in the third, fourth, fifth, and sixth years. If there are still 30 or fewer borrowers in this four-year period, the program is considered to pass the measure. Under the repayment criteria, a loan is considered a successful "payments-made loan" if:

  •
  its balance is reduced by at least $1.00 over the course of the year or paid off;

  •
  it has been paid off;

  •
  it is on track to being forgiven due to public service employment;

  •
  the borrower is making payments under an interest-only or income-based repayment plan, subject to "anti-abuse" limits; or

  •
  for graduate programs the loan is a consolidation loan and all interest accrued over the course of the year has been paid.

        With regard to the "debt to income" criteria of the Gainful Employment Requirements, the measurement will also generally be calculated during the third and fourth years of borrowers' repayment. Debt burden is calculated based upon the program's median graduate's debt, including private student loans. Annual payments are calculated based upon a 10-year amortization schedule for certificates and associate's degree programs, a 15-year amortization schedule for bachelor's and master's degree programs, and a 20-year amortization schedule for other graduate and professional programs. Debt incurred by students for living expenses during their enrollment is not counted. The Social Security Administration (the "SSA") will provide the median and mean earnings of program graduates, and institutions can verify the lists of individuals submitted to the SSA. However, the earnings data will be subject to SSA's protections on individual privacy, so institutions will be unable to verify whether any of the earnings data submitted by the SSA to ED is correct. There may be other limitations on SSA's ability to provide meaningful and accurate data to the ED.

        If a program's median graduate's annual loan payment as calculated by the ED using earnings data obtained from the SSA is greater than 30% of discretionary income and 12% of annual earnings, however, an institution may demonstrate that the program satisfies the annual loan payment requirements by recalculating the discretionary income and annual earnings percentages using alternative earnings from:

  •
  the Bureau of Labor Statistics ("BLS"), but for only FFYs 2012, 2013 and 2014;

  •
  an institutional survey conducted in accordance with standards of the National Center for Education Statistics; or

  •
  a state-sponsored data system.

        An institution may use BLS earnings data to recalculate the discretionary income and annual earnings percentages with respect to a program of study, only if the institution:

  •
  identifies and provides documentation to the ED of the occupation by Standard Occupational Classification ("SOC") code(s) issued by the BLS in which more than 50% of the students who completed the program during the applicable earlier FFYs were employed, and that number of students is more than 30;

  •
  uses the most current BLS earnings data at the 25th percentile for the identified SOC code (or the weighted average of that data for each SOC code, if more than one SOC code was identified); and

  •
  submits to the ED, upon its request, all of the employment and other records that support the SOC code(s) identified with the occupations in which those students were employed.

        Depending on how the ED interprets and applies the Gainful Employment Requirements, if any of our programs fail the annual loan payment requirement using the Applicable Earnings from the SSA, we believe that the alternative BLS earnings may provide us with an opportunity to demonstrate that the program satisfies the annual loan payment requirement for FFYs 2012, 2013 and 2014. However, there can be no assurance that ED would interpret and apply its Gainful Employment Requirements in a manner that would make such alternative feasible, or that our programs would meet such standards.

        If a program of study fails to satisfy the Gainful Employment Requirements for:

  •
  one FFY, the institution must provide a warning to current and prospective students that explains the Gainful Employment Requirements, identifies the amount by which the program did not satisfy the Gainful Employment Requirements and describes the actions that the institution plans to take to improve the program's performance under the Gainful Employment Requirements (the "Debt Warning") and may not enroll a prospective student until three days after the Debt Warning is given to the prospective student;

  •
  two of the three most recently completed FFYs, the institution must:

  –
  provide the Debt Warning to current and prospective students;

  –
  prominently display the Debt Warning on its Website;

  –
  include the Debt Warning in all of its promotional materials; and

  –
  enhance the Debt Warning with additional information, including, without limitation:

  •
  the risks associated with enrolling or continuing in the program;

  •
  a timeline and options available to the students, if the institution plans to discontinue the program;

  •
  a statement that a student who enrolls or continues in the program should expect to have difficulty repaying his or her student loans; and

  •
  resources that are available to students to research other educational options and compare program costs; and

  •
  three out of four FFYs, the program of study becomes ineligible under the Title IV Programs.

        An institution may not seek to reestablish the eligibility of a program of study that becomes ineligible for failure to satisfy the Gainful Employment Requirements, or establish the eligibility of a substantially similar program of study, until the end of the third FFY following the FFY that the program of study became ineligible. A program of study would be considered to be substantially similar if it has the same credential level and first four digits of the Classification of Instructional Programs code, or CIP code, as that of the ineligible program. If an institution voluntarily discontinues a program of study that fails to satisfy the Gainful Employment Requirements for one or two consecutive FFYs, the institution may not seek to reestablish the eligibility of that program of study until the end of the second or third FFY following the FFY in which the institution notifies the ED that the institution is relinquishing Title IV Program eligibility for that program of study, depending on when the institution provides such notice to ED.

        There are many open questions and interpretive issues related to the Gainful Employment Requirements, including questions as to the ability of institutions to obtain and verify the information needed to calculate the applicable metrics, and legal challenges to ED's authority to promulgate the regulations. Due to the unavailability of data, we cannot predict with any certainty which or how many of our programs will fail to satisfy the Gainful Employment Requirements. In addition, the continuing eligibility of our programs of study under Title IV Programs are at risk under the Gainful Employment Requirements due to factors beyond our control, such as:

  •
  macroeconomic conditions affecting the employment of our graduates;

  •
  the financial condition of our students and their need for student loans to complete their programs;

  •
  the usage by our students of deferments and forbearances to comply with their loan obligations;

  •
  personal employment decisions made by our students;

  •
  changes in interest rates; and

  •
  ED's interpretations of the Gainful Employment Requirements.

        In addition, providing Debt Warnings to current and prospective students could have an adverse impact on their level of interest and enrollment in those programs of study.

        We cannot predict with certainty the impact that the Gainful Employment Requirements will have on our operations. The Gainful Employment Requirements have resulted in, and will likely continue to result in, significant changes to the programs of study that we offer, in order to comply with the requirements or to avoid the uncertainty associated with such compliance, such as offering programs at lower costs or in fields with higher earnings potential. The Gainful Employment Requirements will also put downward pressure on tuition prices, so that students do not incur debt that exceeds the levels required for a program to remain eligible under Title IV Programs. This could, in turn, increase the percentage of our revenue that is derived from Title IV Programs and, therefore, adversely impact our compliance with the 90/10 Rule. We may also have to limit enrollment in certain programs of study and/or substantially increase our efforts to promote student loan repayment. Any or all of these factors could reduce our enrollment and/or increase our cost of doing business, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows and stock price.

  Incentive Compensation Prohibition

        In the 1992 reauthorization of the HEA, Congress prohibited any institution that participates in Title IV programs from paying any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds (the "Incentive Compensation Prohibition"). In 2002, the ED promulgated twelve clarifying regulations—the "Safe Harbors"—that defined the scope of the Incentive Compensation Prohibition.

        On October 29, 2010, ED issued final regulations eliminating its previous "Safe Harbors," and adopted new regulations that take the position that any adjustment to compensation based directly or indirectly, in any part, on securing enrollments or awarding financial aid is inconsistent with the Incentive Compensation Prohibition in the HEA. As a result of the final regulations, which took effect July 1, 2011, we changed many of our evaluation and compensation practices for admissions representatives, financial aid representatives and certain other personnel who are engaged in admissions or financial aid activities. Notwithstanding our diligent efforts to comply with the Incentive Compensation Prohibition, there are many open questions and interpretive issues with respect to the final rules. We believe that the changes related to the Incentive Compensation Prohibition, including the elimination of the Safe Harbors, increased the uncertainty about what types of compensation are prohibited and which employees are covered by the prohibition, and may subject us to qui tam lawsuits for alleged violations of the False Claims Act. These changes could adversely affect our ability to compensate our employees in a manner that appropriately reflects their job performance, which, in turn, could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel. The changes could also impair our ability to sustain and grow our business, which could have a material adverse effect on our results of operations and future growth.

  ED Approvals for New Programs

        On October 29, 2010, ED issued final regulations requiring the Company to notify it, and possibly obtain ED's approval to offer, additional programs of study. These rules require a proprietary institution to notify ED at least 90 days in advance of starting classes in any new program of study. The notice must include, among other things, information with regard to:

  •
  how the institution determined that a need for the program existed;

  •
  how the program was designed to meet local market needs for programs delivered in residence, or regional or national market needs for programs delivered by distance education;

  •
  any wage analysis that the institution performed;

  •
  how the program was reviewed or approved by, or developed in conjunction with, business advisory committees, program integrity boards, public or private oversight or regulatory agencies and businesses that would likely employ graduates;

  •
  the inclusion of the program in the institution's accreditation;

  •
  the date that the institution plans to start classes in the program; and

  •
  how the program would be offered in connection with, or in response to, any applicable initiative by a governmental entity.

        The ED will review the notice submitted by the institution and advise it whether the new program of study must be approved by the ED. We do not know how the ED or if additional information is required for the ED to determine whether the program will be approved will apply its rules with respect to additional programs. If we are required to obtain approval from the ED for any new programs of study and are unable to obtain the ED's approval in a timely manner, our ability to offer the new program of study would be impaired, which could have a material adverse effect on our expansion plans, financial condition, results of operations and cash flows.

  Clock Hours

        The final rules require that a program of study be considered a clock hour program for the purposes of Title IV Program funding when measuring student progress in clock hours is a requirement of receiving Federal or State approval to offer the program (except where such requirement applies only to a practicum, internship, or clinical experience component of the program), or completing clock hours is a requirement for graduates to apply for licensure or the authorization to practice the occupation that the student is intending to pursue. The scope of these final rules, particularly as applied to the manner by which programs of study are approved by various States, is unclear. Students attending credit hour programs of study that are required to be measured in clock hours will likely receive less funds from Title IV Programs to pay their cost of education with respect to those programs of study. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

  State Authorization

        Also on October 29, 2010, the ED issued final regulations establishing new federal requirements with respect to whether or not a state's authorization of an educational institution is sufficient for that institution to participate in Title IV programs. These final regulations also require an institution offering distance education to students in states where it is not physically located to meet any state requirements for it to be legally offering postsecondary distance or correspondence education in that state, and to be able to document the state's approval of the institution to ED. As a result of these new regulations, certain of our campuses and distance education programs may be required to obtain additional or revised state authorizations to remain certified as eligible to participate in Title IV Programs. If we are unable to obtain additional or revised state authorizations, students at certain of our campuses, or certain of our students enrolled in distance education programs, may be unable to access Title IV Program funds, which could have a material adverse effect on our business, financial condition and results of operations.

        We cannot predict the extent to which the ED will determine that the institutional authorization or complaint review process of any state satisfies the ED's regulations. If any of our campuses were to lose its eligibility to participate in Title IV Programs because a state's institutional authorization and complaint process does not satisfy the ED's regulations, and we could not arrange for alternative financing sources for the students attending that campus, we might have to close that campus. Closing campuses could have a material adverse effect on our financial condition, results of operations and cash flows.

  Other Regulations

        In addition to the program integrity issues specifically addressed above, the final regulations issued by ED on October 29, 2010 include provisions regarding the types of statements by an institution or parties related to an institution that constitute prohibited misrepresentation; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution's return of Title IV program funds; and certain other issues pertaining to a student's eligibility to receive Title IV program funds. We have modified many of our practices as a result of the final regulations issued on October 29, 2010. We cannot predict how all of the recently released regulations will be interpreted, and therefore whether we will be deemed to be in compliance with these requirements by regulators. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from ED may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. We cannot predict with certainty the impact that the ED's new regulations will have on our operations. Compliance with these regulations could reduce our enrollment, increase our cost of doing business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Department of Education Oversight of the Title IV Programs in the United States

        The substantial amount of federal funds disbursed through the Title IV Programs, coupled with the large numbers of students and institutions participating in those programs, have led the U.S. Congress to require the ED to engage in a substantial level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to the ED both an audit by an independent accounting firm of that institution's compliance with the Title IV Program requirements, and audited financial statements. The ED also conducts compliance reviews, which include on-site evaluations, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the ED conducts audits and investigations of institutions in certain circumstances.

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

  Cohort Default Rates

        A significant requirement imposed by Congress is a limitation on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an "excessive" rate ("Cohort Default Rates"). Many institutions, including all of our institutions within the U.S., have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their federally guaranteed loans in a timely manner. Currently, an institution's Cohort Default Rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year.

        Under the HEOA a separate calculation will be performed that will add an additional federal fiscal year of borrowers' repayment performance. An institution that participates in both the FFEL and FDL programs receives a single "weighted average" Cohort Default Rate in place of an FFEL or FDL Cohort Default Rate. Any institution whose Cohort Default Rate equals or exceeds 25% for any one of the three most recent federal fiscal years under the current method of calculation may be found by the ED to lack administrative capability, and on that basis, placed on provisional certification status for up to three years. Additionally, any such institution may be required by its accrediting agency to provide additional information or supplemental reports. Provisional certification status does not limit an institution's access to Title IV Program funds but does subject that institution to closer review by the ED and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Provisional certification may also impede an institution's ability to grow by limiting its ability to add new programs and locations. Any institution whose Cohort Default Rates equal or exceed 25% for three consecutive years under the current calculation may lose eligibility to participate in the FDL and the Pell grant programs for the remainder of the federal fiscal year in which the ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

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

        In order to improve our overall default rates, we have implemented a multi-faceted cohort default prevention program. This program includes the following: a contact management system to assist in reaching students who are no longer in school; an internal department focused primarily on early stage delinquencies; an expanded program of entrance and exit counseling and financial literacy training for current students; and the use of outside firms and internal resources to reach borrowers and assist them in contacting their lenders and getting help with alternatives to default, including income-based repayment, deferral and forbearance.

        On an on-going basis, we monitor cohort repayment data, and we are currently monitoring the repayment and default status of the 2009, 2010, and 2011 Cohorts. The most recent data we have received regarding defaults from the 2010 Cohort is encouraging, but we do not expect to receive draft data for the 2010 Cohort until February 2012. Given the trend data now available, we believe that none of our institutions will exceed the 25% threshold under ED's two-year measurement methodology for three years in a row. For the 2010 Cohort, we do not expect any of our institutions to exceed the required 25% threshold. We believe that these positive trends are the result of three main factors: 1) our substantial investment in cohort default prevention over the past 18 months; 2) stabilization in the student lending environment; and 3) the increased participation of loan servicers in default management.

        The following table sets forth the final Cohort Default Rates for our institutions included within total operations of the Company as of June 30, 2011 in the U.S. for federal fiscal years 2006, 2007 and 2008, and the draft rates for 2009:

Institution	2009(2)	2008	2007	2006
Everest College, Seattle, WA (Fife and Vancouver, WA, and Tigard, OR)(1)	15.9%	11.8%	10.4%	9.0%
Everest College, Alhambra, CA (Everest Institute, Chelsea, MA)(1)	23.2%	18.6%	13.5%	12.2%
Everest College, Anaheim, CA	21.7%	15.0%	9.8%	9.6%
Everest College, Colorado Springs, CO (McLean, VA)(1)	21.3%	19.9%	15.7%	12.5%
Everest College, Gardena, CA (Everest Institute, Norcross, GA)(1)	21.9%	18.2%	18.1%	14.1%
Everest College, Hayward, CA (combined with former New Orleans, LA Campus)(1)	27.1%	20.5%	14.7%	16.1%
Everest College, Henderson, NV(1)	26.1%	22.7%	15.6%	16.2%
Everest College, Los Angeles, CA	28.3%	24.9%	16.9%	15.0%
Everest College, Ontario, CA (Columbus, OH and Jonesboro, GA)	23.8%	16.9%	14.1%	16.6%
Everest College, Phoenix, AZ (Mesa, AZ)	22.7%	20.4%	13.0%	10.5%
Everest College, Bremerton, WA (Everett, and Tacoma, WA and St. Louis, MO)(1)	20.3%	13.5%	13.0%	12.4%
Everest College, Portland, OR (Vancouver, WA, and Dallas, TX; Everest Institute, Silver Spring, MD)(1)	25.8%	23.3%	18.5%	15.0%
Everest College, Renton, WA (Lynnwood, WA; Everest Institute, Bissonnet, TX)(1)	30.4%	25.2%	16.8%	12.4%
Everest College, Reseda, CA (Marietta, GA)	18.9%	13.0%	11.8%	17.4%
Everest College, Salt Lake City, UT (Fort Worth, TX)	22.0%	24.7%	17.2%	12.0%
Everest College, San Bernardino, CA	21.1%	31.1%	20.0%	13.8%
Everest College, San Francisco, CA (Chicago, IL)(1)	23.3%	19.1%	15.5%	12.5%
Everest College, San Jose, CA	20.6%	12.4%	10.1%	12.8%
Everest College, Skokie, IL (Burr Ridge, IL)(1)	18.3%	16.0%	11.7%	9.5%
Everest College, Springfield, MO (Ontario Metro, CA)(1)	25.0%	27.5%	16.8%	16.9%
Everest College, Thornton, CO (Aurora, CO, and Arlington, VA)(1)	28.4%	26.2%	19.6%	17.0%
Everest College, Torrance, CA	18.0%	18.1%	12.3%	11.3%
Everest Institute, Brighton, MA (Everest College, North Aurora, IL)	22.1%	17.9%	13.4%	10.1%
Everest Institute, Cross Lanes, WV (Dekalb, GA and Eagan, MN)(1)	24.6%	20.2%	14.8%	15.5%
Everest Institute, Grand Rapids, MI, (Kalamazoo, MI, and Everest College, Merrillville, IN)(1)	19.6%	19.3%	12.8%	9.8%
Everest Institute, Kendall, FL (Ft. Lauderdale, FL)(1)	17.6%	27.6%	20.0%	13.6%
Everest Institute, Miami, FL (Hialeah, FL)(1)	24.8%	22.4. %	18.1%	13.0%
Everest Institute, Newport News, VA (Chesapeake, VA)(1)	27.3%	20.8%	14.6%	15.7%
Everest Institute, Pittsburgh, PA	25.7%	22.8%	20.1%	16.9%

Institution	2009(2)	2008	2007	2006
Everest Institute, Rochester, NY (Everest College, Arlington (Mid Cities), TX)(1)	27.2%	25.7%	21.4%	17.6%
Everest Institute, San Antonio, TX (Greenspoint, and Hobby, TX)(1)	29.8%	35.2%	22.3%	18.9%
Everest Institute, Southfield, MI (Dearborn and Detroit, MI, Austin, TX, and South Plainfield, NJ)(1)	25.5%	24.6%	18.6%	15.3%
Everest University, Largo, FL (Lakeland and Jacksonville, FL)(1)	22.6%	23.4%	18.6%	12.4%
Everest University, Orlando (North), FL (Orlando (South), and Melbourne, FL)(1)	22.9%	17.0%	12.6%	8.4%
Everest University, Pompano Beach, FL (Everest College, Merrionette Park, IL)	19.5%	16.0%	11.7%	5.8%
Everest University, Tampa, FL (Brandon and Orange Park, FL)(1)	19.8%	13.6%	12.2%	9.7%
Heald College, San Francisco, CA (Portland, OR and Honolulu, HI)(1)	10.7%	10.8%	N/A	N/A
Heald College, Rancho Cordova, CA	8.9%	8.8%	N/A	N/A
Heald College, Fresno, CA	13.0%	15.2%	N/A	N/A
Heald College, Hayward, CA	5.7%	8.9%	N/A	N/A
Heald College, Concord, CA	11.1%	7.2%	N/A	N/A
Heald College, Roseville, CA	10.0%	8.8%	N/A	N/A
Heald College, Milpitas, CA	9.8%	9.3%	N/A	N/A
Heald College, Stockton, CA	11.6%	9.5%	N/A	N/A
Heald College, Salinas, CA	10.5%	9.0%	N/A	N/A
WyoTech, Daytona Beach, FL	21.6%	29.2%	6.9%	6.6%
WyoTech, Fremont, CA	24.8%	17.1%	13.9%	11.8%
WyoTech, Laramie, WY (Sacramento, CA and Blairsville, PA)(1)	14.0%	6.2%	5.0%	3.5%
WyoTech, Long Beach, CA (Everest College, West Los Angeles and City of Industry, CA)(1)	27.6%	21.1%	17.1%	15.9%
Consolidated Average Cohort Default Rate	21.9%	19.0%	15.0%	12.8%

(1)
Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.

(2)
Rates are based on the draft Cohort Default Rates issued in February 2011, and are subject to change when final rates are calculated.

        Generally ED publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. The preliminary rates are subject to review by the institution, after which the ED publishes final cohort default rates in the following September. On that schedule, the ED published draft cohort default rates for the students who entered repayment between October 1, 2008 and September 30, 2009 (the "2009 Cohort") in February 2011.

        We expect the higher two-year rates for the 2009 Cohort to translate into substantially elevated three-year rates for the same cohort, draft results for which we expect to receive in February 2012. Thus, we expect a majority of our institutions to exceed the 30% threshold under the new 3-year measurement for the 2009 Cohort. Sanctions do not become applicable for the 3-year measurement until 2014, at which time final rates will have been published under the three-year measurement for the 2009, 2010 and 2011 Cohorts. We expect to continue our default prevention efforts in order to attempt to improve default rates for the 2010 and 2011 Cohorts during their applicable repayment periods. If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

        In addition, if an institution's Cohort Default Rate for loans under the Perkins program exceeds 15% for any one of the most recent three federal award years (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Fourteen of our institutions had Perkins program Cohort Default Rates in excess of 15% over one of the last three federal award years. For students who were scheduled to begin repayment in the 2009/2010 federal award year, the most recent year for which such rates have been calculated, one of our institutions has a Perkins program Cohort Default Rates slightly in excess of 15%. Of the fourteen, only two have provisional certification status which was due to a high Perkins Cohort Default Rate. During fiscal 2011, Perkins loans amounted to a very small percentage of the total cash revenues of the corporation but were still a useful funding source for those schools that participate and make use of those funds. The Perkins program Cohort Default Rates for these institutions generally range from less than 10% to the mid-fifties. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

  The "90/10 Rule"

        Under a provision of the HEA commonly referred to as the "90/10 Rule," a private, for-profit institution, such as each of our institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue was derived from the Title IV Programs. Prior to the enactment of the HEOA, any institution that violated the 90/10 Rule immediately became ineligible to participate in the Title IV Programs and was unable to apply to regain its eligibility until the following fiscal year. Since this requirement took effect, each of our U.S. institutions has met this requirement in each fiscal year. Under the HEOA, an institution will not become ineligible until it has exceeded the 90% maximum for two consecutive fiscal years. These changes will afford our institutions additional flexibility in meeting the 90/10 Rule. The legislation, however, also provides that institutions that exceed the 90% limit may be placed on provisional certification and be subject to additional monitoring and that those which violate the 90/10 Rule will be ineligible for two fiscal years before they regain eligibility.

        We estimate that during fiscal 2011 approximately 82.2% of our students in the U.S. received some federal Title IV financial aid. For purposes of calculating compliance with the 90/10 Rule under the HEOA, an institution is permitted, for a limited period of time, to (i) count as non-Title IV program revenue the additional $2,000 of Stafford loans that became available starting in July 2008 under the Continued Access Act, and (ii) include more revenue derived from non-Title IV Programs, such as revenue from institutional loans under certain circumstances. The ability of institutions to count the additional $2,000 of Stafford loans as non-Title IV revenue expires on July 1, 2011; the ability of institutions to count institutional loans as non-Title IV revenue expires July 1, 2012. Under these modified 90/10 calculations for the 2011 fiscal year, our institutions derived between 58.5% and 89.1% of their revenues (on a modified cash basis) from Title IV programs, and the Company as a whole derived approximately 80.2% of its net U.S. revenue (on a modified cash basis) from Title IV Programs. Without the temporary relief imposed by the HEOA, approximately 88.5% of our net U.S. revenues (on a modified cash basis) would have been derived from federal Title IV programs, and 9 of our 49 institutions would have exceeded the 90% threshold.

        We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. At the end of fiscal 2011, the Company delayed drawing down approximately $87.0 million of Title IV funds (which were subsequently collected in July 2011 within the appropriate ED payment periods) to help its institutions comply with the 90/10 rule for fiscal 2011.

  Financial Responsibility Standards

        All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the ED's recertification process and also annually as each institution submits its audited financial statements to the ED. As part of the evaluation of an institution's financial responsibility, the ED calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio, and a net income ratio. Each ratio is scored separately and then combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but within a designated threshold level (the "Zone," which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of the ED. If an institution's composite score falls below the minimum threshold level of 1.0 or is in the Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of the ED.

        For fiscal 2011, our calculations reflect that all of our schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. For purposes of performing such calculations on an individual school basis, the Company makes certain allocations of corporate cash to the individual campuses. Also, our Company, on a consolidated basis, meets the requirements with a composite score of 2.1, excluding goodwill impairment. We believe our calculations of the financial responsibility score are correct. However, the calculation is subject to interpretive issues relating to the appropriate treatment of goodwill impairment in the calculation of the composite score. If the ED were to take a different interpretive position with regard to this calculation, it could negatively impact the Company's composite score on a consolidated basis.

        An institution that is determined by the ED not to have met the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to the ED that it is financially responsible on an alternative basis. An institution may do so by posting a surety either in an amount equal to 50% (or greater, as the ED may require) of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as the ED may require) of such prior year's funds if the institution also agrees to provisional certification and to transfer to the reimbursement or cash monitoring system of payment for its Title IV Program funds. The ED has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the ED.

        Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution that has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, we currently have outstanding letters of credit in the aggregate amount of approximately $1.9 million because of late refunds at 2 of our institutions. There can be no assurance that, upon review by the ED, we will not be required to post additional letters of credit in favor of the ED on behalf of the affected colleges.

  Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs

        An institution which undergoes a change of ownership resulting in a change in control, including all of the institutions that we have acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the ED and to summary adverse action for violations of Title IV Program requirements and may be impeded in expanding, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. Institutions can also be placed on provisional certification primarily as a result of late refunds, financial aid audit findings and other miscellaneous matters. As of June 30, 2011, nine of our Heald institutions, covering twelve campuses, were on provisional certification due to a change of control in 2010 when acquired by us, and three institutions covering seven campuses were on provisional certification for other reasons.

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

        Generally, if an institution is eligible to participate in the Title IV Programs and adds an educational program after it has been designated as an eligible institution, the institution must apply to the ED to have the additional program designated as eligible. However, an institution is not obligated to obtain ED approval of an additional program that leads to an associate's, bachelor's or master's degree if the institution has already been approved to offer programs at that degree level or the institution prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Further, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that at least 70% of all students who enroll in such programs complete them within a prescribed time and at least 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of our campuses offer such short-term programs in compliance with ED regulations. Students enrolled in such programs represent a small percentage of the total enrollment at our campuses. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV programs without the ED's express approval, the institution would likely be required to repay the Title IV program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our campuses also have requirements that may, in certain instances, limit our ability to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

  Ability to Benefit Regulations

        Under certain circumstances, an institution may elect to admit non-high school graduates into certain of its programs of study. In such instances, the institution must demonstrate that the student has the "ability to benefit" from the program of study. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the ED and independently administered in accordance with ED regulations. In addition to the testing requirements, the ED regulations prohibit enrollment of ATB students from constituting 50% or more of the total enrollment of the institution to qualify for Title IV funding. None of our colleges that accept ATB students has an ATB enrollment population that exceeds 50% of the total enrolled population. As of June 30, 2011, ATB students represented approximately 4.3% of our total student population, down from 15.1% at June 30, 2010.

        Serving ATB students has historically been part of our mission, and most of these students have very few other options for obtaining post-secondary education. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, after the shift to a 3-year default measurement period and the structural changes in student lending over the past two years, we stopped enrolling ATB students into our U.S. Everest and WyoTech institutions on September 1, 2010. The elimination of this population of potential new students has negatively impacted our new student enrollments, which, in turn, has had an adverse effect on our business, financial condition, results of operations and cash flows. Our decision to stop serving ATB students in September 2010 was one of several measures to reduce cohort default rates. We are now seeing improvement in our cohort default trends beginning with the 2010 Cohort of students. As a result, we resumed enrolling ATB students on a more limited basis in June 2011. We plan to limit ATB students to a maximum of 10% of total enrollment. While we believe this change will not materially adversely affect our cohort default rates, we must comply with certain regulations to be able to serve ATB students. If we are unable to comply with these regulations or to adequately serve this higher risk population, it could adversely affect our business.

  Return of Title IV Funds

        In 1998, amendments to the HEA changed substantially the refund requirements regarding the disposition of Title IV funds when a recipient of Title IV funds withdraws from an institution. We believe our return of Title IV funds calculations are in compliance with current regulations to implement these requirements.

  Accreditation for U.S. Schools

        Accreditation is a voluntary, non-governmental process by which institutions submit themselves to qualitative review by an organization of peer institutions. There are three types of accrediting agencies: (i) national accrediting agencies, which accredit institutions without regard to geographical location; (ii) regional accrediting agencies, which accredit institutions within their geographic areas; and (iii) programmatic accrediting agencies, which accredit or approve specific educational programs offered by institutions. Accrediting agencies primarily examine the academic quality of the instructional programs offered at the institution, including retention and placement rates. Accrediting agencies also review the administrative and financial operations of the institution to ensure that it has the academic and financial resources to achieve its educational mission. A grant of accreditation is generally viewed as certification that an institution and its programs meet generally accepted academic standards.

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

Accrediting Agency	Number of Campuses Accredited	% of Total Campuses
Accrediting Commission of Career Schools and Colleges (ACCSC)	47	44%
Accrediting Council for Independent Colleges and Schools (ACICS)	45	43%
The Higher Learning Commission—A Commission of the North Central Association of Colleges and Schools (HLC)	2	2%
Accrediting Commission for Community and Junior Colleges (ACCJC)—Western Association of Schools and Colleges (WASC)	12	11%

Total U.S. Campuses as of June 30, 2011	106	100%

        The HEA requires accrediting agencies recognized by the ED to review many aspects of an institution's operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEA, recognized accrediting agencies must conduct regular reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing substantive changes, including a change of ownership, may be required to be reviewed by their accrediting agency. Accrediting agencies also monitor institutions' compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also require the institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution's performance, typically completion or graduate placement outcomes. This is commonly referred to as being on "reporting" status. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. Being on probation, show cause, or reporting status may cause an accreditor to deny an institution permission, or otherwise delay approval, to open and commence instruction at new locations or to add new programs.

  Probation and Show Cause Orders

        An accrediting agency probation or show cause order may be issued based upon the agency's concerns that an accredited institution may be out of compliance with one or more accrediting standards. Probation or show cause orders afford the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency's concerns are not resolved, it may act to withdraw accreditation from the institution. Institutions on probation or under show cause orders remain accredited while they are on probation. The institutions can continue to enroll new students, and students at the affected institutions remain eligible to receive federal student financial aid.

        On May 1, 2009, the Company's Everest College Phoenix institution received notification from its accrediting agency, HLC, that it had been placed on probation. Everest College Phoenix consists of two ground campuses and an online learning division. At June 30, 2011, the combined enrollment for Everest College Phoenix was 2,687 students.

        In May 2010, Everest College Phoenix hosted an HLC evaluation team. Everest College Phoenix received the evaluation team's report in August 2010, which noted that, while there had been some positive developments, deficiencies in the institution's compliance with HLC's accreditation criteria remained unresolved. The evaluation team concluded that adverse action by HLC was warranted, and recommended withdrawal of Everest College Phoenix's accreditation. On September 15, 2010, representatives of Everest College Phoenix met with an HLC Review Committee to review the evaluation team's recommendations. On September 21, 2010, Everest College Phoenix received the HLC Review Committee's report, which disagreed with the evaluation team's recommendation and instead recommended continued probation for Everest College Phoenix. The evaluation team and the Review Committee both forwarded their respective reports and recommendations to the HLC Board of Trustees for review and action.

        At its meeting on November 4, 2010, the HLC Board of Trustees voted to issue a Show-Cause Order requiring Everest College Phoenix to present its case as to why its accreditation should not be removed. In issuing its Show-Cause Order, the Board removed ECP from probation. Everest College Phoenix remains an accredited institution during the Show-Cause period.

        Show Cause is a procedural order that places the burden on the college to prove it remains an entity that meets HLC's accreditation standards. The Show Cause order requires Everest College Phoenix to present its case for continued accreditation by means of a Show-Cause Report that provides substantive evidence that the college has ameliorated HLC's concerns. Everest College Phoenix must also host a Show-Cause evaluation team that will validate the contents of the report and determine if each of HLC's concerns identified in the Show-Cause order has been fully resolved and the college meets HLC's Criteria for Accreditation. Everest College Phoenix has submitted its Show Cause Report, and in June 2011 hosted the HLC visiting team. The Show-Cause Order will remain in effect until the HLC Board reviews, at its November 2011 meeting, the college's Show-Cause Report, the Show-Cause Team Report, and the institution's response to the Show-Cause Team Report. If Everest College Phoenix is unable to establish to the satisfaction of the HLC Board that it has resolved the HLC Board's concerns, HLC will move to withdraw ECP's accreditation.

        As previously reported, on August 12, 2010 Everest College Phoenix received a letter from HLC requesting certain information and evidence of Everest College Phoenix's compliance with HLC's accreditation standards. The request was instigated by the August 2010 report published by the U.S. Government Accountability Office of its undercover investigation into the enrollment and recruiting practices at a number of proprietary institutions of higher education, including Everest College Phoenix. Everest College Phoenix submitted its response to HLC in September 2010.

        On February 28, 2011, Everest College Phoenix received another letter from HLC indicating that a committee of peer reviewers and HLC staff had reviewed the materials submitted and had concluded that Everest College Phoenix's response raised a number of questions about its oversight of recruiting, admissions and financial aid practices and the ability of those practices to serve students effectively while providing them with clear and accurate information. Accordingly, HLC provided a list of specific questions developed by the committee to be addressed by Everest College Phoenix. These questions relate to:

  •
  The nature of information provided to prospective students about enrollment agreements, financial aid, academic programs and employment outcomes;

  •
  the hiring and evaluation of admissions officers, and the implications of recruiting and admissions processes to the mission and strategic direction of the institution;

  •
  the hiring and evaluation of financial aid officers;

  •
  admission standards and processes;

  •
  retention and success of students;

  •
  the program review of Everest College Phoenix by the U.S. Department of Education; and

  •
  general institutional data and information.

        Everest College Phoenix has submitted its response to HLC. HLC has indicated that the committee intends to meet with representatives of Everest College Phoenix to ask questions directly about these practices, and to issue a final report regarding its findings. The committee has indicated to Everest College Phoenix that there may be recommendations for corrective action to be monitored through HLC's monitoring processes.

        The Company cannot predict the outcome of this matter with certainty. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily resolve its Show-Cause action with HLC could have a material adverse effect on the Company's business, results of operations and financial condition.

        In a letter dated December 8, 2010, the Company received notification that the Accrediting Commission of Schools and Colleges ("ACCSC") had voted to direct the Company's Everest Institute in Decatur, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC's required student achievement outcomes. The institution was required to provide the information requested by ACCSC on or before March 8, 2011, which it provided, for review at the May 2011 ACCSC meeting. At its meeting in May 2011, ACCSC continued the institution's show cause order to the November 2011 commission meeting, and requested additional information from the institution. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest Institute in Decatur, GA to satisfactorily resolve its show cause action with ACCSC could have a material adverse effect on the Company's business, results of operations and financial condition.

  Supplemental Reports

        As of June 30, 2011, twenty five of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions' students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution's overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

        If any of our campuses were to lose their accreditation, the Company would continue to generate revenues from continuing students, but would consider teaching out these campuses as they would be significantly competitively disadvantaged compared to other schools where students are eligible to receive federal student financial aid. During any teach-out process, the Company's revenue would decline more rapidly than operating expenses and the Company would expect to incur operating losses at those campuses. The Company could also expect to incur increased bad debt expense if students no longer have access to federal financial aid. Additionally, if the Company were to lose accreditation at one or more of its schools to which it has ascribed value for accreditation as part of purchase accounting, the Company would test the amounts it had allocated to such assets for impairment and would take an impairment charge, if necessary.

State Authorization

        We must be licensed or otherwise authorized to operate in each state where we offer education in order to be certified as eligible to participate in Title IV Programs. ED historically has determined that an institution is licensed or otherwise authorized in order to be certified as eligible to participate in Title IV Programs if the institution's state does not require the institution to obtain licensure or authorization to operate in the state. On October 29, 2010, ED adopted final regulations that would consider an institution to be legally authorized by a state if (1) the authorization is given to the institution specifically to offer programs beyond secondary education, (2) the authorization is subject to adverse action by the state and (3) the state has a process to review and appropriately act on complaints concerning an institution and enforces applicable state laws. Additionally, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer postsecondary distance education to students in that state (although the U.S. District Court for the District of Columbia has declared this provision invalid). The proposed regulations present ED's view that a state is expected to take an active role in approving an institution, and that a state should not defer all, or nearly all, of its oversight responsibilities to accrediting agencies for approval of institutions. The ED will determine whether a state's institutional authorization and complaint process satisfies the ED's regulations. If a state is unable to establish an institutional authorization or complaint review process that satisfies the ED's regulations by July 1, 2011, the state may request a one-year extension of the effective date of those regulations. We cannot predict the extent to which ED will determine that the institutional authorization or complaint review process of any state satisfies the ED's regulations. If any of our campuses were to lose its eligibility to participate in Title IV Programs because a state's institutional authorization and complaint process does not satisfy the ED's regulations, it could have a material adverse effect on our financial condition, results of operations and cash flows. We cannot predict with certainty the impact that the ED's new regulations will have on our operations. Compliance with these regulations could reduce our enrollment, increase our cost of doing business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Compliance with Regulatory Standards and Effect of Regulatory Violations.

        Our schools are subject to audits and program compliance reviews by various external agencies, including the ED, state authorizing agencies, student loan guaranty agencies and accrediting agencies. The HEA and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. The resulting audit report must be submitted to the ED for review. If the ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED's regulations, that institution could be required to repay such funds, and could be assessed an administrative fine. The ED could also subject the institution to a heightened level of monitoring, under which the institution's federal funding requests would be more carefully reviewed by the ED, or the ED could transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which an institution must document the students' eligibility for Title IV Program funds before receiving such funds from the ED. Violations of Title IV Program requirements could also subject us or our schools to other civil and criminal penalties.

        From time to time certain of our institutions have been the subject of program reviews by ED. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) a site visit occurred at the Fremont, CA campus in 2008, but the Company has not yet received a program review report for that visit; (ii) the Company has received a program review report with respect to the site visit at the online operations of Everest University in Tampa, FL in September 2010, and the Company has provided written responses and related documentation but has not yet received a final determination letter; and (iii) the Company's Everest College Phoenix has received program review reports and provided written responses regarding site visits conducted in 2008 and 2010, but has not yet received final determinations with respect to either site visit. The Company will continue to cooperate with ED in its ongoing reviews.

        In April 2010, we received ED's program review report related to the site visit for Everest College Phoenix which occurred in August 2008. The report maintains that Everest College Phoenix has failed to make students aware of the total amounts of financial aid for which they were entitled, failed to accurately inform students of the program costs, and delayed disbursements of Title IV funds. The report also contains findings regarding inadequate documentation, verification and availability of records for ED review, and the failure to make certain disbursements. In the Report, ED characterizes certain of these findings as misrepresentations by Everest College Phoenix to its students, as a breach of fiduciary duty and as evidencing an intentional evasion of the 90/10 requirements. We disagree with these characterizations and have provided written responses to the program review report in two submissions to ED. We will continue to cooperate fully with ED in its review.

        ED will review all responses to program review reports and ultimately issue final determination letters setting forth its final findings, as well as the actions it intends to take based on those findings. If ED were to make significant findings of non-compliance against any of the Company's institutions in any final determination letters regarding ongoing program reviews, it could result in the imposition of significant fines, penalties or other liabilities, including, without limitation, an action on the limitation, suspension or termination of the institution's participation in Title IV programs, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

        Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by the ED to limit, suspend, or terminate the participation of the affected institution in the Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no proceeding pending to fine any of our institutions or to limit, suspend, or terminate any of our institutions' participation in the Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Any such action that substantially limited our schools' participation in the Title IV Programs could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

        Licensing/Registration.    Our ability to provide private-for-profit post-secondary education and grant diplomas to graduates in Canada is regulated by Ontario government. In Ontario, the Ontario Ministry of Training, Colleges and Universities is responsible for registering and regulating private-for-profit educational institutions. The Private Career Colleges Act, 2005 (the "PCCA") stipulates that an education provider, such as our Canadian schools, must register each of its diploma granting programs for approval as well as each of its campuses with the Ministry. Typical requirements for obtaining this registered status include the financial viability of the campus, the "integrity and honesty" of the applicant's officers and directors, and the reasonable expectation that the program of study offered by the applicant will provide the skills requisite for employment in the vocation in which it is being trained. Registration must be renewed by the applicant annually. The Province of Ontario has the statutory power to deny, refuse to renew, suspend or revoke our registration if we are in breach of a term or condition of the registration.

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

        Financial aid programs provide students with access to funds during their study period based on a needs assessment. The loans are administered through the National Student Loan Service Centre for the program. The funds are loaned interest-free to the student during the study period and interest begins to accrue once a student either completes his or her study or stops attending school. After six months, the student must begin repayment of his or her loan(s). During the student's interest-free period, interest is paid by the federal and/or provincial governments to the National Student Loan Service Centre.

        The Ontario government has an initiative to reduce the number of loan defaults in that province. In addition to several other facets of this initiative, the Ministry of Training, Colleges and Universities (the "Ministry") has adopted a policy whereby the Ministry will only guarantee defaulted student loans to a certain capped amount, beyond which the applicable private career college is responsible for guaranteeing repayment. For the 2010/11 default cohort year, we have four Ontario locations that were required to issue a promissory note and/or collateral due to the default sharing program. If the default rate in 2013 is below 25%, no payment will be required. Two of these four locations have experienced a default rate exceeding the 25% threshold for the past three years and are required to contract a third party default management provider and participate in a default rate reduction plan for 2010/11.

ALTERNATIVE LOANS FOR OUR STUDENTS

        Historically, we had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as "discount loans," since we incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, we were not at risk for the amounts agreed to by them and the service providers but were not entitled to any proceeds collected by the service providers in excess of this amount. Therefore we had recorded this discount as a reduction to revenue.

        In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. ("Genesis"), who specializes in subprime credit. Under this Genesis program the Company pays a discount to the origination and servicing provider for any loans purchased by Genesis and records the discount as a reduction to revenue. The Company then has both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of the agreement. Since the Company initiated the Genesis program, the

Company has acquired all of the loans that have been originated. Therefore, the Company is currently exposed to any credit defaults by students but retains all amounts collected from the students under the current program.

        On June 29, 2011, the Company entered into a loan origination agreement and related documents with ASFG, LLC ("ASFG") for the purpose of creating a new private education discount loan program for the Company's students. Under the loan origination agreement, ASFG intends to fund approximately $450 million in new student loans over the next two years. Under this education loan program, an unaffiliated lender will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. The ASFG loan program will be made available to Corinthian students starting in the first quarter of fiscal 2012.

        This ASFG loan program has characteristics similar to our previous "discount loan" programs. As with our previous discount loan program, under this ASFG program we pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue. However, unlike our previous Genesis discount loan program, under our new discount program we have no right or obligation to acquire the related loan upon origination. Pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. Under this backup loan purchase agreement, the Company's maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects its ultimate risk under this loan program to be substantially similar to the risks it faces under its Genesis discount loan program.

        Under the loan origination agreement, the Company is required to pay certain discount, transaction, management, origination and default aversion and other ancillary fees to ASFG of approximately $17-19 million per year, which is incrementally $10-12 million higher per year than the fees payable under the Company's Genesis loan program. The loan origination agreement contains standard representations, warranties and covenants made by each party, as well as limited termination rights and customary events of default.

        Separately, the Company sold to ASFG, on a non-recourse basis, part of its current portfolio of student loans for approximately $24.3 million. In the fourth quarter of fiscal 2011, the Company incurred a one-time impairment charge of approximately $6.9 million associated with the sale of these loans. The impairment charge is primarily due to the write-off of imputed interest related to the in-school free-interest period on the majority of the loans sold.

        Included within the Consolidated Statement of Operations, under the caption "Other (income) expense," for the years-ended June 30, 2011 and 2010 is net other income of $3.3 million and $3.9 million, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

        Student notes receivable represent loans that have maturity dates that generally range between 12 to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest rate currently charged on all new loans is a fixed rate of 6.8% with an origination fee of 1%. Included in the consolidated balance sheet at June 30, 2011 and June 30, 2010 is $77.1 million and $68.2 million of notes receivable, respectively.

ITEM 1A.    RISK FACTORS

Risks Related To Extensive Regulation Of Our Business

If we fail to follow extensive regulatory requirements for our business, we could suffer severe fines and penalties, including loss of access to federal student loans and grants for our students.

        We derive a majority of our revenues on a cash basis from federal student financial aid programs. In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations issued thereunder by the Department of Education ("ED"), subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA ("Title IV"). As a result, our schools are subject to extensive regulations by these agencies that, among other things, require us to:

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

Congress, accrediting agencies and state attorneys general have initiated hearings and other examinations of the for-profit education sector that could result in further legislation, ED rulemaking, restrictions on Title IV Program participation by proprietary schools, adverse actions, fines, penalties or other censure that may materially and adversely affect our business.

        On June 24, 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (the "HELP Committee") held the first in a series of hearings to examine the proprietary education sector and released a report, "Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education." On August 4, 2010, the HELP Committee held the second hearing in its series, focusing on student recruitment at for-profit schools. Earlier, on June 21, 2010, the Chairmen of the HELP Committee, together with other members of Congress, requested the U.S. Government Accountability Office (the "GAO") to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions' revenue is composed of Title IV and other federal funding sources. On September 30, 2010, the HELP Committee held another hearing entitled "The Federal Investment in For-Profit Education: Are Students Succeeding?" On March 10, 2011, the HELP Committee held another hearing entitled, "Bridgepoint Education, Inc.: A Case study in For-Profit Education and Oversight." On July, 21, 2011, Senator Harkin, Chairman of the Senate HELP Committee, convened a roundtable discussion entitled "Improving For-Profit Higher Education: A Roundtable Discussion of Policy Solutions" at which various private sector education companies and critics of the sector participated.

        Prior to the HELP Committee's hearing on August 4, 2010, the GAO conducted a series of undercover investigations into the enrollment and recruiting practices at fifteen for-profit institutions of higher education in which GAO investigators with hidden cameras posed as potential new student enrollees. We believe that two of our campuses, one of which was Everest College Phoenix ("ECP"), were among those visited by the GAO. At the HELP Committee hearing on August 4, 2010, the GAO provided testimony that characterized the interactions between our campus personnel and the GAO investigators as "deceptive or otherwise questionable." On November 30, 2010, the GAO reissued its testimony by making numerous edits and corrections to its previous report. On December 1, 2010, the day after the GAO reissued its report, the HELP Committee provided the Company with copies of redacted audio recordings of the undercover investigations at the Company's two campuses. After listening to the audiotapes, the Company disagrees with the GAO's characterization of its interactions with the Company's personnel at the two campuses the GAO visited.

        Additionally, on August 12, 2010, the President of ECP received a letter from HLC requesting a response to the allegations contained in the GAO report. In addition to seeking a response to the specific circumstances identified in the GAO report, HLC requested that ECP demonstrate that it has reasonable, sufficient, and effective systems in place to assure appropriate control of employees engaged in the recruiting, marketing or admissions process. ECP has responded to HLC's request. We have also received similar requests from several state education licensing agencies regarding the allegations in the GAO report and are cooperating with those requests.

        On February 28, 2011, ECP received another letter from HLC indicating that a committee of peer reviewers and HLC staff had reviewed the materials submitted and had concluded that ECP's response raised a number of questions about its oversight of recruiting, admissions and financial aid practices and the ability of those practices to serve students effectively while providing them with clear and accurate information. Accordingly, HLC provided a list of specific questions developed by the committee to be addressed by ECP. These questions relate to:

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

        ECP has submitted its response to HLC. HLC has indicated that the committee intends to meet with representatives of ECP to ask questions directly about these practices, and to issue a final report regarding its findings. The committee has indicated to ECP that there may be recommendations for corrective action to be monitored through HLC's monitoring processes.

        On August 5, 2010, we received a request for information from the HELP Committee relating to its series of hearings. We believe this request was extended to approximately thirty proprietary educational companies, including all such publicly traded companies. The request sought information regarding how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the 90/10 rule. The request also sought information regarding the number of students who complete or graduate from our programs, how many of those students find work in their educational area, the debt levels of students enrolling and completing programs and information regarding the number of students who risk default within the cohort default rate window. The HELP Committee also requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV Program funds, institutional accreditation, regulatory compliance and other matters. We have made numerous submissions in response to the HELP Committee's requests.

        Additionally, since October 2010 the Company has been contacted by attorneys general offices in the states of Florida, California, Massachusetts, New York and Oregon. Each of those states' attorneys general office has requested from the Company, either through subpoenas, civil investigative demands, or informal requests, extensive document requests regarding its business. In every state but California, we understand the attorneys general are conducting broad inquiries into private sector education companies in their respective states, and not solely into the Company. In California, the California Attorney General's Office has requested information ostensibly pursuant to the Stipulated Judgment agreed to by the Company in July 2007 to determine compliance by the Company with the judgment and certain other matters. The Company is cooperating with these requests.

        On April 11, 2011 the Company's Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED's Office of Inspector General (the "OIG") requesting documents related to the Jonesboro campus's employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney for the Northern District of Georgia who

focuses primarily on civil false claims act matters, including qui tams. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney's Office has made a determination about whether to file a false claims act lawsuit in this matter. The Company is cooperating with the OIG's request.

        We cannot predict the extent to which these investigations, hearings and review will result in further investigations, legislation, rulemaking or other adverse actions affecting our participation in Title IV Programs or other aspects of our business. If any laws or regulations are adopted that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible, or which otherwise materially change the way in which we do business, our business could be adversely and materially impacted.

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

        On May 1, 2009, Everest College Phoenix received notification from its accrediting agency, HLC, that it had been placed on probation. Everest College Phoenix consists of two ground campuses and an online learning division. At June 30, 2011, the combined enrollment for Everest College Phoenix was 2,687 students.

        In May 2010, Everest College Phoenix hosted an HLC evaluation team. Everest College Phoenix received the evaluation team's report in August 2010, which noted that, while there had been some positive developments, deficiencies in the institution's compliance with HLC's accreditation criteria remained unresolved. The evaluation team concluded that adverse action by HLC was warranted, and recommended withdrawal of Everest College Phoenix's accreditation. On September 15, 2010, representatives of Everest College Phoenix met with an HLC Review Committee to review the evaluation team's recommendations. On September 21, 2010, Everest College Phoenix received the HLC Review Committee's report, which disagreed with the evaluation team's recommendation and instead recommended continued probation for Everest College Phoenix. The evaluation team and the Review Committee both forwarded their respective reports and recommendations to the HLC Board of Trustees for review and action. At its meeting on November 4, 2010, the HLC Board of Trustees voted to issue a Show-Cause Order requiring Everest College Phoenix to present its case as to why its accreditation should not be removed. In issuing its Show-Cause Order, the Board removed ECP from probation. Everest College Phoenix remains an accredited institution during the Show-Cause period.

        Show Cause is a procedural order that places the burden on the college to prove it remains an entity that meets HLC's accreditation standards. The Show Cause order requires Everest College Phoenix to present its case for continued accreditation by means of a Show-Cause Report that provides substantive evidence that the college has ameliorated HLC's concerns. Everest College Phoenix must also host a Show-Cause evaluation team that will validate the contents of the report and determine if each of HLC's concerns identified in the Show-Cause order has been fully resolved and the college meets HLC's Criteria for Accreditation. Everest College Phoenix has submitted its Show Cause Report, and in June 2011 hosted the HLC visiting team. The Show-Cause Order will remain in effect until the HLC Board reviews, at its November 2011 meeting, the college's Show-Cause Report, the Show-Cause Team Report, and the institution's response to the Show-Cause Team Report. If Everest College

Phoenix is unable to establish to the satisfaction of the HLC Board that it has resolved the HLC Board's concerns, HLC will move to withdraw ECP's accreditation.

        As previously reported, on August 12, 2010 Everest College Phoenix received a letter from HLC requesting certain information and evidence of Everest College Phoenix's compliance with HLC's accreditation standards. The request was instigated by the August 2010 report published by the U.S. Government Accountability Office of its undercover investigation into the enrollment and recruiting practices at a number of proprietary institutions of higher education, including Everest College Phoenix. Everest College Phoenix submitted its response to HLC in September 2010.

        On February 28, 2011, Everest College Phoenix received another letter from HLC indicating that a committee of peer reviewers and HLC staff had reviewed the materials submitted and had concluded that Everest College Phoenix's response raised a number of questions about its oversight of recruiting, admissions and financial aid practices and the ability of those practices to serve students effectively while providing them with clear and accurate information. Accordingly, HLC provided a list of specific questions developed by the committee to be addressed by Everest College Phoenix. These questions relate to:

  •
  The nature of information provided to prospective students about enrollment agreements, financial aid, academic programs and employment outcomes;

  •
  the hiring and evaluation of admissions officers, and the implications of recruiting and admissions processes to the mission and strategic direction of the institution;

  •
  the hiring and evaluation of financial aid officers;

  •
  admission standards and processes;

  •
  retention and success of students;

  •
  the program review of Everest College Phoenix by the U.S. Department of Education; and

  •
  general institutional data and information.

        Everest College Phoenix has submitted its response to HLC. HLC has indicated that the committee intends to meet with representatives of Everest College Phoenix to ask questions directly about these practices, and to issue a final report regarding its findings. The committee has indicated to Everest College Phoenix that there may be recommendations for corrective action to be monitored through HLC's monitoring processes.

        The Company cannot predict the outcome of these matters with certainty. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily resolve its Show-Cause action with HLC could have a material adverse effect on the Company's business, results of operations and financial condition.

        In a letter dated December 8, 2010, the Company received notification that ACCSC had voted to direct the Company's Everest Institute in Decatur, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC's required student achievement outcomes. The institution was required to provide the information requested by ACCSC on or before March 8, 2011, which it provided, for review at the May 2011 ACCSC meeting. At its meeting in May 2011, ACCSC continued the institution's show cause order to November 2011 and requested additional information from the institution. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest Institute in Decatur, GA to satisfactorily resolve its show cause action with ACCSC could have a material adverse effect on the Company's business, results of operations and financial condition.

Recent Rulemaking by ED could materially adversely affect our business.

        The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. On September 9, 2009, the Department published a notice in the Federal Register announcing its intent to establish two negotiated rulemaking committees to prepare proposed regulations under Title IV of the HEA. In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. Under negotiated rulemaking, ED works to develop a Notice of Proposed Rulemaking in collaboration with representatives of the parties who will be affected significantly by the regulations through a series of meetings during which the representatives work with the ED to come to consensus on the ED's proposed regulations. One of the negotiating rulemaking committees addressed the following issues, many of which are relevant to the Company: (i) Definition of High School Diploma for the Purpose of Establishing Institutional Eligibility to Participate in the Title IV Programs, and Student Eligibility to Receive Title IV Aid; (ii) Ability to Benefit; (iii) Misrepresentation of Information to Students and Prospective Students; (iv) Incentive Compensation; (v) State Authorization as a Component of Institutional Eligibility; (vi) Gainful Employment in a Recognized Occupation; (vii) Definition of a Credit Hour; (viii) Agreements Between Institutions of Higher Education; (ix) Verification of Information Included on Student Aid Applications; (x) Satisfactory Academic Progress; (xi) Retaking Coursework; (xii) Return of Title IV Funds: Term-based Programs with Modules or Compressed Courses; (xiii) Return of Title IV Funds: Taking Attendance; and (xiv) Disbursements of Title IV Funds. This negotiated rulemaking committee completed its work on January 29, 2010 without reaching consensus. Accordingly, under the negotiated rulemaking protocol, ED was free to propose rules without regard to the tentative agreement reached regarding certain of the rules.

        On June 18, 2010, ED issued a Notice of Proposed Rulemaking (the "June NPRM") on 13 of 14 program integrity issues in their entirety, and partially addressed the 14th issue, which involves the definition of "gainful employment;" the ED issued a separate NPRM on gainful employment metrics on July 26, 2010 (the "July NPRM"). The Company filed comments to both the June NPRM and the July NPRM. On October 29, 2010, the ED published final rules on all 14 Title IV Program Integrity issues, with the exception of the final regulation establishing specific metrics to define "gainful employment." The ED published final rules on the "gainful employment metrics" on June 13, 2011.

        The final ED rules that have the most significant potential impact on our business are the following:

  •
  the quantitative Gainful Employment Requirements;

  •
  the elimination of the 12 Safe Harbors regarding the Incentive Compensation Prohibition;

  •
  the requirement to notify ED of, and possibly obtaining ED's approval to offer, additional programs of study that lead to gainful employment;

  •
  determining when a program of study is required to measure student progress in clock hours;

  •
  new requirements about what constitutes satisfactory state authorization for institutions to offer postsecondary education in a state; and

  •
  the enhanced definition of "substantial misrepresentation" that could impose enhanced liability on institutions of higher education.

  Gainful Employment

        Under the HEA, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to "gainful employment in a recognized occupation." Historically, this concept has been interpreted and applied to focus on the objectives of the programs. On June 13, 2011,

ED issued final regulations which become effective on July 1, 2012, that set out certain quantitative requirements for a program offered by a private sector educational institution to comply with the Gainful Employment Requirements. If any of our programs of study fails to satisfy the Gainful Employment Requirements for three out of four FFYs, that program would be deemed ineligible under the Title IV Programs. Students would be unable to obtain financial aid under the Title IV Programs to help pay their education costs associated with attending ineligible programs of study. A program of study will only satisfy the Gainful Employment Requirements, if:

  •
  the program's annual loan repayment rate, as defined and calculated by the ED, is at least 35%; or

  •
  the program's graduates' median annual loan payment, as calculated by the ED, is less than or equal to:

  •
  30% of discretionary income; or

  •
  12% of annual earnings.

        This regulation could render some of our programs, as well as programs offered by other private sector educational institutions, ineligible for Title IV funding to the extent they do not meet these standards. In addition, the continuing eligibility of our educational programs for Title IV funding has been put at risk due to factors beyond our control, such as changes in the income level of persons employed in specific occupations or sectors, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that course under our current business model. The Gainful Employment Requirements adopted by ED could result in a significant realignment of the types of educational programs that are offered by us and by other private sector educational institutions in general, in order to comply with the rules or to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially. In addition, we may have to substantially increase our efforts to promote student loan repayment, course completion or job placement in order to ensure continued Title IV eligibility. This could materially increase our cost of doing business and/or cause us to further limit enrollment.

        In addition to the qualitative Gainful Employment Requirements adopted on June 13, 2011, the final regulations issued by ED on October 29, 2010 contained provisions imposing increased notification and approval requirements for the award of Title IV program funds in any additional programs to be offered by a proprietary institution, and new disclosure requirements that will apply to programs that are required to demonstrate gainful employment in a recognized occupation. These provisions became effective July 1, 2011 and apply to all educational programs offered by the Company, and could affect the manner in which we conduct our business, as well as our financial condition, results of operations and cash flows.

  Incentive Compensation

        A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The statutory language of this prohibition does not establish clear criteria for compliance in all circumstances, but between 2002 and June 30, 2011 there were twelve "safe harbors" that defined specific types of compensation that were deemed not to constitute impermissible incentive compensation. Until June 30, 2011, the Company relied on several of these safe harbors to ensure that our compensation and recruitment practices comply with the statutory prohibition. On October 29, 2010, ED issued final regulations that eliminated all twelve safe harbors, and in lieu of the safe harbors, took the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. The final rule further expands the prohibition to individuals who have "responsibility for" recruitment or admission of students or making decisions about awarding Title IV program funds. ED states that an institution still will be able to make merit-based adjustments to employee compensation, but will not be permitted to consider nor base compensation directly or indirectly, in any part, on success in securing student enrollments, the award of financial aid or institutional goals based on that success. As a result of the final regulations, which took effect July 1, 2011, we changed our evaluation and compensation practices for admissions and financial aid representatives and certain other employees. This could adversely affect our ability to compensate our admissions and financial aid representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

        In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a false claim. We have been the subject of three such qui tam lawsuits relating to our compensation practices, all of which have been dismissed at the district court level. The relator in one of the dismissed cases appealed to the U.S. Ninth Circuit Court of Appeals, which reversed the district court's dismissal on August 8, 2011, and remanded case to the district to permit the relator to amend its complaint.

  ED Approvals for New Programs

        On October 29, 2010, ED issued final regulations requiring the Company to notify it, and possibly obtain ED's approval to offer, additional programs of study. ED will review the notice submitted by the institution and advise it whether the new program of study must be approved by the ED, or if additional information is required by ED to determine whether the program will be approved. We do not know how the ED will apply its rules with respect to additional programs. If we are required to obtain approval from the ED for any new programs of study and are unable to obtain the ED's approval in a timely manner, our ability to offer the new programs would be impaired, which could have a material adverse effect on our expansion plans, financial condition, results of operations and cash flows.

  Clock Hours

        The final rules require that a program of study be considered a clock hour program for the purposes of Title IV Program funding when measuring student progress in clock hours is a requirement of receiving Federal or State approval to offer the program (except where such requirement applies only to a practicum, internship, or clinical experience component of the program), or completing clock hours is a requirement for graduates to apply for licensure or the authorization to practice the occupation that the student is intending to pursue. The scope of these final rules, particularly as applied to the manner by which programs of study are approved by various States, is unclear. Students attending programs of study that are now required to be measured in clock hours may receive less funds from Title IV Programs to pay their cost of education. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

  State Authorization

        Under the HEA, an institution must be authorized by each State in which it is located to participate in Title IV programs. ED historically has determined that an institution is licensed or otherwise authorized in order to be certified as eligible to participate in Title IV Programs if the institution's State does not require the institution to obtain licensure or authorization to operate in the state. On October 29, 2010, ED issued new regulations that establish specific new federal requirements with respect to whether or not a State's authorization of an educational institution is sufficient for that institution to participate in Title IV programs. Recognizing that the final regulations may, in effect, require many States to revise existing laws or regulations, the rule issued by ED provides that a State may seek a one-year extension until July 1, 2012 to effectuate such changes, and if necessary obtain a second extension for one additional year. However, under the final regulations, an institution participating in Title IV programs must in the interim obtain from the pertinent states an explanation of how an extension will permit the state to modify its procedures to comply ED's regulations. Additional provisions of the final regulations require any institution offering distance education to students in states where it is not physically located to meet any state requirements for it to be legally offering postsecondary distance or correspondence education in that state, and to be able to document the state's approval of the institution to ED. Under the final regulations as issued by ED, certain of our campuses and distance education programs may be required to obtain additional or revised state authorizations to remain certified as eligible to participate in Title IV Programs. If we are unable to obtain additional or revised state authorizations, students at certain of our campuses, or certain of our students enrolled in distance education programs, may be unable to access Title IV Program funds, which could have a material adverse effect on our business, financial condition and results of operations.

  Potential Impact of New Rules

        In addition to the program integrity issues specifically addressed above, the final regulations issued by ED include provisions regarding the definition of a credit hour; the types statements by an institution or parties related to an institution that constitute prohibited misrepresentation; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution's return of Title IV program funds; and certain other issues pertaining to a student's eligibility to receive Title IV program funds. We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements. Compliance with the final rules could have a material adverse effect on our business. Uncertainty surrounding application of the final rules may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

        Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high. Prior to the enactment of the Higher Education Opportunity Act of 2008 ("HEOA"), a proprietary institution would lose its eligibility to participate in the federal student financial aid programs for a period of one year if it derived more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violated this rule immediately became ineligible to participate in federal student financial aid programs and would be ineligible to reapply to regain its eligibility until the following fiscal year. Under the HEOA, an institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years would become immediately ineligible to participate in Title IV programs and would not be permitted to reapply for eligibility until the end of full two fiscal years. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the ED in its discretion. While ED has discretion to impose additional sanctions on such an institution, it is difficult to predict what those sanctions might be under the circumstances. ED could specify additional conditions as a part of the provisional certification and the institution's continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by ED. If an institution is subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain.

        Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students increased by $2,000. This increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, has resulted in our schools experiencing an increase in the revenues they receive from Title IV programs. The HEOA contains relief from recent increases in the availability and amount of federal aid by, among other things, for all unsubsidized Stafford loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV programs. Additionally, for the Company's fiscal years ending on or before June 30, 2012, the HEOA permits loans made by the Company to its students to count as non-Title IV revenue when earned, not when the loans are repaid as was the case for fiscal years 2008 and prior.

        As a result of increases in student loan limits and expanded eligibility for, and increases in, the maximum amount of Pell Grants, the percentage of our revenue on a cash basis attributable to Title IV funds has increased significantly over our past two completed fiscal years. Without the temporary relief imposed by the HEOA, approximately 88.5% of our net U.S. revenues (on a cash basis) would have been derived from federal Title IV programs in fiscal 2011, and 9 of our 49 institutions would have exceeded the 90% threshold. Under the modified 90/10 calculations imposed by the HEOA, the Company as a whole derived approximately 80.2% of its net U.S. revenue (on a cash basis) from Title IV Programs in fiscal 2011, and none of our institutions exceeded the 90% threshold. We regularly monitor compliance with the 90/10 Rule in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the threshold, we evaluate deferring the receipt of federal student financial aid or other measures to ensure compliance with the 90/10 Rule. At the end of fiscal 2011, the Company delayed drawing down approximately $87.0 million of Title IV funds (which were subsequently collected in July 2011 within the appropriate ED payment periods) to help its institutions comply with the 90/10 rule for fiscal 2011.

        The first portion of 90/10 relief under the HEOA expired on July 1, 2011, making compliance much more difficult. One way to reduce the percentage of revenue our institutions receive under the Title IV Programs is to raise tuition rates. An increase in tuition prices above the applicable maximums for Title IV student loans and grants effectively requires students to obtain other sources of funding to resolve the remaining tuition balance. In that way, our institutions can reduce the percentage of revenue from Title IV sources.

        To increase the probability that our institutions can maintain compliance with the 90/10 Rule in fiscal 2012, we implemented a tuition price increase in the third and fourth quarters of fiscal 2011. Price increases were calculated individually for each institution and averaged approximately twelve percent. We do not believe that substantial tuition price increases are in the best interests of our students, and they are inconsistent with the ED "gainful employment" regulations. We are continuing to educate policy makers about the negative consequences of the 90/10 Rule, and we believe that the most effective solution to address the increasing 90/10 Rule percentage is a change in the 90/10 Rule itself. If the 90/10 Rule is favorably modified or rescinded, we would roll back prices to reflect any such benefits on a prospective basis. There is no assurance that ED, or Congress, will address this problem by modifying the 90/10 Rule or will address it in a manner that timely and favorably impacts compliance by our institutions.

        A decrease in the availability of state grants could also adversely impact our ability to comply with the 90/10 Rule because state grants are considered non-Title IV cash payments for purposes of the 90/10 Rule. In this regard, a new California law, Senate Bill 70 ("SB 70"), was signed into law in March 2011. Among other things, SB 70 modified California Grant ("Cal Grant") eligibility requirements for students and institutions. We expect Cal Grants to represent approximately 1% of total Company revenue in the fiscal year ending June 30, 2011. SB 70 uses preliminary three-year cohort default rates as one measure of institutional eligibility requirements for Cal Grants, and it will affect new and current Cal Grant recipients beginning with the 2011 - 2012 academic year. When these changes take effect, some of our California students will have to replace their Cal Grant amounts with other sources, primarily Stafford loans. We do not believe the impact of the loss of some Cal Grant amounts will materially affect our financial statements, but it could make compliance with the 90/10 Rule by our affected California institutions more difficult.

        If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

As Congress increases available Title IV aid, we are often effectively required to increase tuition prices in order to maintain compliance with the 90/10 Rule; conversely, ED's "gainful employment" regulations could require us to reduce tuition prices in order to limit the debt burden of our students. Our institutions may not be able to comply with both rules.

        In order to comply with the 90/10 Rule, the Company's institutions cannot receive more than 90% of their revenues (on a cash basis) from Title IV sources. When Congress has increased available aid to students through the Title IV Program, some of our institutions—especially those that serve the most disadvantaged students who are entitled to receive the most Title IV student financial aid—have effectively been required to raise their tuition and fees in order to maintain compliance with the 90/10 Rule by maintaining a 10% "gap" between tuition charges and the average student's available Title IV funds. Under ED's gainful employment regulation, on the other hand, those programs where the average graduate's debt repayment burden exceeds a particular percentage of the average graduate's compensation cease to be eligible for Title IV Program funds, or face other restrictions imposed by ED. This requirement generally puts downward pressure on tuition prices so that students do not incur debt that exceeds ED's prescribed levels. Some of our programs may not be able to comply with the gainful employment rule while also maintaining compliance with the 90/10 Rule. Our efforts to comply with both rules could have a material adverse effect on our business, financial condition, results of operation and cash flows.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if their current and former students' loan default rates on federally guaranteed student loans are too high.

        Under the HEA, an institution could lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students on their federal student loans equal or exceed 25% per year for three consecutive years, or 40% in a single year. The term "institution" means a main campus and its additional locations, as defined by ED's regulations. ED generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. We review all annually published cohort default rates and appeal the rates we believe are inaccurate. Draft rates do not result in sanctions and can change between February and the release of the official cohort default rates in September.

        We monitor on an ongoing basis the preliminary data about cohorts which are in the process of repayment, and are currently monitoring the repayment and default status of students who entered repayment during the federal fiscal years ended September 30, 2009 (the "2009 Cohort") and September 30, 2010 (the "2010 Cohort"), and the federal fiscal year ending September 30, 2011 (the "2011 Cohort"). The draft two-year cohort default rates for the 2010 Cohort, and the draft three-year cohort default rates for the 2009 Cohort, will not be available until February 2012.

        Prior to the credit crisis in 2008, three types of entities played a role in managing student loan defaults in the FFEL Program: lenders participating in the FFEL Program, such as Sallie Mae; guaranty agencies; and post-secondary institutions such as ours. Since the credit crisis in 2008, many student loan portfolios were "put," or sold, to the federal government by lenders that either went out of business or could no longer fund their FFEL program loans. Lenders still in existence became servicing agents for the loans held by the government. Accordingly, guaranty agencies no longer play a role in default management and lenders' roles have been significantly reduced. In addition, since May 2008, ED distributed "put loans" to multiple servicers, and many of our students have loans with more than one servicing organization. This has made our default prevention efforts more complicated and difficult. Taken together, the structural changes in student lending have significantly reduced the level of default management activity previously provided by lenders and guaranty agencies. These changes have also negatively affected the timeliness and accuracy of federal databases and thus hindered the Company's efforts at data collection and analysis.

        The most recent data we have received regarding defaults from the 2010 Cohort is encouraging. We previously expected that up to three of our institutions could exceed ED's 25% default threshold for three consecutive years under the two-year methodology, which could have resulted in loss of federal funding for those institutions. Given the trend data now available, we believe that none of our institutions will exceed the 25% threshold under the Department's two-year measurement methodology for three years in a row. For the 2010 Cohort, we do not expect any of our institutions to exceed the required 25% threshold. We believe that these positive trends are the result of three main factors: 1) our substantial investment in cohort default prevention over the past 18 months; 2) stabilization in the student lending environment; and 3) the increased participation of loan servicers in default management.

        The 2008 HEOA made significant changes to the requirements governing the Title IV Programs, including the provisions on cohort default rates. Under the HEOA, a separate calculation will be performed starting for the 2009 Cohort that will add an additional federal fiscal year of borrowers' repayment performance to the applicable cohort year. Starting after rates for the 2011 Cohort are finalized in 2014, sanctions will be imposed if an institution has a cohort default rate, under the new calculation, of 30% or more per year for three consecutive federal fiscal years, or more than 40% for a single year. As this is a new requirement, we are extending our cohort default prevention efforts to cover the additional year of measurement under the HEOA. However, we expect the higher two-year rates for the 2009 Cohort to translate into substantially elevated three-year rates for the same cohort, draft results for which we expect to receive in February 2012. Thus, we expect a majority of our institutions to exceed the 30% threshold under the new 3-year measurement for the 2009 Cohort. Sanctions do not become applicable for the 3-year measurement until 2014, at which time final rates will have been published under the three-year measurement for the 2009, 2010 and 2011 Cohorts. We expect to continue our default prevention efforts in order to attempt to improve default rates for the 2010 and 2011 Cohorts during their applicable repayment periods, but it is too early to make predictions about the success of those efforts. Accordingly, we can provide no assurances that our efforts will be successful, and we are unable to predict whether any, or how many, of our institutions will ultimately have cohort default rates in excess of 30% for three years in a row under the three-year measurement methodology.

        If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

We discontinued enrolling ATB Students at our Everest and WyoTech schools beginning on September 1, 2010. The elimination of this population of potential new student enrollments has adversely affected our business. We began serving this population of students again in June 2011.

        Serving "ability-to-benefit" students (or "ATB students") has historically been part of the Company's mission, and most of these students have very few other options for obtaining post-secondary education. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, after the shift to a 3-year default measurement period and the structural changes in student lending over the past two years, we stopped enrolling ATB students into our U.S. Everest and WyoTech institutions on September 1, 2010. At June 30, 2011, ATB students accounted for approximately 4.3% of our enrollments. The elimination of this population of potential new students has negatively impacted our new student enrollments, which, in turn, has had an adverse effect on our business, financial condition, results of operations and cash flows. Our decision to stop serving ATB students in September 2010 was one of several measures to reduce cohort default rates. We are now seeing improvement in our cohort default trends beginning with the 2010 Cohort of students. As a result, we resumed enrolling ATB students on a more limited basis in June 2011. We plan to limit ATB students to a maximum of 10% of total enrollment. While we believe this change will not materially adversely affect our cohort default rates, we must comply with certain regulations to be able to serve ATB students. If we are unable to comply with these regulations or to adequately serve this higher risk population, it could adversely affect our business.

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

        In connection with receipt of federal financial aid by the Company's students, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting agencies. Compliance with the regulations promulgated by these various bodies could have a material impact on the manner in which the Company conducts its business. As of December 31, 2010 the market value of the Company was below book value. Accordingly, the Company performed a valuation of its reporting units and concluded that an impairment existed as of the balance sheet date. As a result of the analysis, we determined that the current fair value of the goodwill in certain of our reporting units was $0, and accordingly recorded an impairment charge of $203.6 million, the majority of which was non-deductible for tax purposes, in the three and six month periods ended December 31, 2010. To the extent known, the Company incorporated the risks associated with regulatory compliance into the cash flow forecasts and discount rates used to estimate the fair value of each of its reporting units at December 31, 2010. However, should the Company need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including estimation of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other intangible assets. The remaining goodwill of $197.9 million relates to the Heald acquisition in January 2010. The Company performed its required annual impairment test for goodwill and other non amortizable intangible assets and concluded that book value was below fair market value and accordingly no additional impairment existed at June 30, 2011.

        In the future, if our stock price remains depressed or declines further, or if for any other reason we are required to significantly write down the value of our goodwill or other intangible assets, it could have a material adverse effect on our financial condition and results of operations.

If we do not meet specific financial responsibility ratios and tests established by the ED, our U.S. schools may lose eligibility to participate in federal student financial aid programs.

        To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the ED and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the ED calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution's financial responsibility or "composite score." If an institution's score is above 1.5, it may continue its participation in federal student financial aid programs. For fiscal 2010, our calculations show that all of our schools exceed this requirement on an individual basis and are eligible to participate in the federal student financial aid programs, with composite scores ranging from 1.5 to 3.0. On a consolidated basis, we also exceed this requirement with a composite score of 2.1, excluding goodwill impairment. We believe our calculations of the financial responsibility score are correct. However, the calculation is subject to interpretive issues relating to the appropriate treatment of goodwill impairment in the calculation of the composite score. If the ED were to take a different interpretive position with regard to this calculation, it could negatively impact the Company's composite score on a consolidated basis. We cannot assure you that we and our institutions will continue to satisfy the numeric standards in the future.

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

        When we acquire an institution that participates in federal student financial aid programs, we must seek approval from the ED and most applicable state agencies and accrediting agencies, because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the ED standards can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with the ED and the ED issues a temporary certification document. If we are unable to obtain approvals from the state agencies, accrediting agencies or ED for any institution we may acquire in the future, depending on the size of that acquisition, such a failure to obtain approval could have a material adverse effect on our business.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

        Additionally, if regulators do not approve transactions involving a change of control of the Company, all of our institutions may lose their ability to participate in federal student financial aid programs. If we experience a change of control under the standards of applicable state agencies or accrediting agencies or the ED, we or the affected institutions must seek the approval of the relevant agencies. Some of these transactions or events, such as a significant acquisition or disposition of our common stock by third parties on the open market or through a tender offer, may be beyond our control. The adverse regulatory effect of a change of ownership resulting in a change of control could also discourage bids for our outstanding shares of common stock at a premium and could have an adverse effect on the market price of our common stock.

If we fail to demonstrate "administrative capability" to the ED, our business could suffer.

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

        Because we operate in a highly regulated industry, we may be subject from time to time to program reviews, audits, investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions or other censure that could have a materially adverse effect on our business. We also may be limited in our ability to open new schools or add new program offerings and may be adversely impacted by the negative publicity surrounding an investigation or lawsuit. Even if we adequately address the issues raised by an agency review or investigation or successfully defend a third-party lawsuit, we may suffer interruptions in cash flows due to, among other things, transfer from the advance funding to the "reimbursement" or "heightened cash monitoring" method of Title IV program funding, and we may have to devote significant financial and management resources to address these issues, which could harm our business. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our schools and the willingness of third parties to deal with us or our schools, as a result of any negative publicity associated with such reviews, claims or litigation.

Investigations, claims and actions against other companies in our sector could adversely affect our business and stock price.

        During the past decade, we and other companies in the for-profit postsecondary education industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the Justice Department, state attorneys general, the Securities and Exchange Commission (the "SEC"), the ED, state agencies, accrediting agencies and other entities. These allegations, reviews and investigations and the accompanying adverse publicity could have a negative impact on the for-profit postsecondary education sector in general, our business and the market price of our common stock.

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

Operational and Economic Risks That Could Have a Material Adverse Effect on Our Business

North American macroeconomic conditions, particularly unemployment, could affect the demand for our services.

        The North American economy has been in the midst of an economic downturn in recent years. These conditions contributed to a portion of our enrollment growth in recent fiscal years as more potential new students were attracted to our schools to advance their education and improve their job prospects. Improvements in the North American economy, including overall reductions in unemployment, could negatively affect overall demand for our educational services and contribute to declines in new student enrollment. A more robust economic recovery in North America may further negatively impact demand for our services from potential new students, and could have a material adverse effect on our business, financial condition and results of operations.

Our discount student loan programs could have a material adverse effect on our financial condition, results of operations and cash flows.

        Our discount student loan programs have enabled students who have exhausted all available government-sponsored or other aid and are ineligible for private loans from other financial institutions to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain criteria. Historically, we had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as "discount loans," since we incurred a portion of the default risk related to these students' loans by taking a discount on the disbursement.

        In early 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new student lending program with a different origination and servicing provider, Genesis, who specialized in subprime credit. This Genesis loan program has characteristics similar to our previous "discount loan" programs. Under the Genesis loan program, we paid a discount to the origination and servicing provider. As with our previous discount loan program, we record the discount as a reduction to revenue, as the collectability of these amounts is not reasonably assured. However, unlike our previous discount loan programs, under our Genesis discount loan program we have both the right and the obligation (subject to certain limitations in our agreement with Genesis), to acquire the related loans. Since we initiated the program in the fourth quarter of fiscal 2008, we have acquired all of the loans that have been originated.

        On June 29, 2011, the Company entered into a loan origination agreement and related documents with ASFG, LLC ("ASFG") for the purpose of creating a new private education discount loan program for the Company's students. Under the loan origination agreement, ASFG intends to fund approximately $450 million in new student loans over the next two years. Under this education loan program, an unaffiliated lender will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. The ASFG loan program will be made available to Corinthian students starting in the first quarter of fiscal 2012.

        This ASFG loan program has characteristics similar to our Genesis program. As with our Genesis discount loan program, under this ASFG program we pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have no right or obligation to acquire the related loan upon origination. Pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company will be obligated to purchase any of the student loans on which no payment has been made for over 90 days, and the Company could then pursue collections for its own account. Under this backup loan purchase agreement, the Company's maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects its ultimate risk under this loan program to be substantially similar to the risks it faces under its existing Genesis discount loan program.

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

        For the Genesis and ASFG discount loans we acquire, we bear the risks of collection. Therefore, even though we record the discount as a reduction to revenue, to the extent collections are less than the net amount of revenue recorded, we may still experience increase in our allowance for doubtful accounts and our bad debt expense may increase. Factors that may impact our ability to collect these loans include general economic conditions, compliance with laws applicable to the origination, servicing and collection of loans, the quality of our loan servicers' performance and the priority that borrowers, particularly students who did not complete or were dissatisfied with their programs of study, attach to repaying these loans as compared to other obligations. All of these factors could result in the Genesis discount loan program having a material adverse effect on our business, financial condition and results of operations.

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

  •
  diversion of management resources;

  •
  integration of the acquired schools' operations;

  •
  adverse short-term effects on reported operating results; and

  •
  possible loss of key employees.

        Continued growth through acquisitions may also subject us to unanticipated business or regulatory uncertainties or liabilities. When we acquire an existing school, we typically allocate a significant portion of the purchase price to fixed assets, curriculum, goodwill and intangibles, such as covenants not-to-compete, trade names and accreditations. The Company does not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria outlined in the accounting guidance. Curricula are amortized over their useful lives ranging generally from three to fifteen years and Student Relationships is being amortized over their useful life of one year. Goodwill is tested annually or more frequently for impairment. Indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school's participation in federal student financial aid programs until it obtains the ED's approval. If we fail to successfully manage our acquisitions, our business would likely suffer.

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

        We depend on key personnel, including Jack D. Massimino, Kenneth S. Ord, Robert D. Bosic, Beth A. Wilson, William B. Buchanan, Mark L. Pelesh, Stan A. Mortensen, Robert C. Owen and David A. Poldoian, to effectively operate our business. If any of these people left our Company and we failed to effectively manage a transition to new people, our business could suffer.

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

        We and our schools are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving our current and former students, alleged violations of federal and state laws, false claims made to the federal government and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage or current reserves, which could have a material adverse effect on our financial condition or results of operation. We could also incur substantial legal costs, and management's attention and resources could be diverted from our business. Please see Item 3, "Legal Proceedings," for more detailed information on these litigation risks.

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

        We believe that funds from operations, cash, investments and access to our credit facility that expires in October 2012 will be adequate to fund our currently identified plans. However, we may need additional debt or equity financing in order to carry out our growth strategies. The amount and timing of such additional financing will vary depending on the timing and size of acquisitions, our availability to access credit markets, and the sellers' willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our campus support center office is located in Santa Ana, California and our 122 campuses as of June 30, 2011, are located in 26 states and in the province of Ontario, Canada. Each campus provides our students with lecture rooms, instructional labs, libraries, Internet access and other facilities.

        We actively monitor the capacity at our facilities and the expected future facilities capacity required to accommodate campus growth initiatives. We provide for expansion and future growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2007 through fiscal 2011, approximately 9% of the campuses have been relocated and an additional approximately 75% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended and has been updated to reflect solely continuing operations:

	2011	2010	2009	2008	2007
Opened
Acquired	0	11	0	0	0
Branched	6	1	0	0	0
Closed, combined or sold(1)	0	0	0	0	2
Campuses at year end	122	116	104	104	104
Relocated	1	1	5	2	2
Enlarged or remodeled	28	42	5	10	6

(1)
We closed two campuses during fiscal 2011. To reflect continuing operations only, they have been omitted from this table.

        All but nine of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

        Square footage of our schools and colleges varies significantly based upon the type of programs offered and the market being served. Please see the section entitled "Programs of Study" in Item 1, "Business", for square footage by location.

ITEM 3.    LEGAL PROCEEDINGS

  Legal Matters

        In the ordinary conduct of its business, the Company and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students, employment-related matters, business disputes and regulatory demands. In some of the lawsuits and arbitrations pending against the Company, including matters not disclosed below, the plaintiffs seek certification of the matter as a class action or collective action in order to represent other similarly-situated persons. Except as disclosed below, none of the matters currently pending against the Company in which plaintiffs seek class certification has yet been certified as a class action or collective action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. Information is provided below regarding the nature of each potentially material claim where the likelihood of loss is probable or reasonably possible. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company has accrued a liability for the loss. When a loss is not both probable and estimable, the

Company does not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, the Company determines whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. For the matters described below, the Company has either established an accrual that is immaterial, or has determined that a loss is reasonably possible but that it is not possible to provide a reasonable estimate of the amount of loss or the range of possible losses with respect to the matter. There can be no assurance that the ultimate outcome of any of the matters threatened or pending against the Company, including those disclosed below, will not have a material adverse effect on the Company's financial condition or results of operations.

  False Claims Act Qui Tams

        On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the "relator") on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the "HEA") regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company's Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government's recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and the Company opposed that appeal. On August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court's dismissal, and remanded with instructions to permit the relator to amend the complaint. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously.

  Securities and Derivative Litigation

        On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company's common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder by the Securities and

Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company's business and prospects during the putative class period, causing the plaintiffs to purchase the Company's common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys' fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs have intervened in the lawsuit and have petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs have filed an amended consolidated complaint, and the Company has filed a motion to dismiss the consolidated action. The Company believes the complaints are without merit and intends to defend itself and its current and former officers vigorously.

        On October 19, 2010, a shareholder derivative complaint captioned David Realty Company, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the then-current members of the Company's Board of Directors, plus Ken Ord and Matt Ouimet, both of whom are current or former officers of the Company, and against the Company as a nominal defendant. On October 22, 2010, a second shareholder derivative complaint captioned Jake Vale, derivatively on behalf of Corinthian Colleges, Inc., v. Paul St. Pierre, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company's Board of Directors, plus Ken Ord, and against the Company as a nominal defendant. Both derivative complaints are based on factual allegations similar to those alleged in the Karam federal securities complaint identified above. The David Realty Company complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, and breach of fiduciary duty for insider selling and misappropriation of information; the Vale complaint asserts causes of action for violation of Section 14(a) of the 1934 Exchange Act, breach of fiduciary duty, unjust enrichment, and indemnification and contribution. These matters have now been consolidated in the United States District Court for the Central District of California in a matter captioned In re: Corinthian Colleges, Inc. Shareholder Derivative Litigation, and the Company and the individual defendants have filed a motion to dismiss the consolidated action. The Company and the individual defendants believe the complaint is without merit, and the Company intends to defend this matter vigorously.

  Student Litigation

        On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company's WyoTech Fremont campus. The arbitration demand alleges violations of California's Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company's WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys' fees and costs. The Company never operated any HVAC programs at the Company's WyoTech Oakland campus during its ownership of that campus. The arbitrator is considering whether the arbitration provision in the former students' enrollment agreement is susceptible to class-wide resolution. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

        On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition named thirteen former students of three Dallas-area Everest campuses as plaintiffs and did not seek certification as a class action. The plaintiffs alleged violations of Texas' Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs sought recovery of compensatory and exemplary damages and attorneys' fees. The action in Dallas County District Court has been ordered to arbitration, where individual arbitration demands have been filed. The plaintiffs' attorneys have also informed us they represent a total of approximately one-hundred-and-fifty current or former students upon whose behalf they may file litigation or arbitration demands, and have filed arbitration demands with respect to a total of seventy-two students. Of the first four cases in which arbitration hearings have been conducted and judgments returned, the Company received a complete defense verdict in three cases and the plaintiff received an immaterial arbitration award in the other case. Three other plaintiffs' cases have been dismissed with prejudice. The Company believes these arbitration claims are without merit and intends to continue vigorously defending itself.

        On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company's Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre- and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. On July 26, 2010, the Court ordered the matter to binding arbitration, and the plaintiff has filed a putative class action demand in arbitration. The arbitrator has ruled that the arbitration provision in the former student's enrollment agreement is susceptible to class-wide resolution, but has not yet addressed whether a class should be certified. The Company has appealed the clause-construction decision and the case has been stayed pending the appeal. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

        On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs are thirty-three individuals who purport to be current and/or former students of the Company's Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleges breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company's medical assisting program at the Merrionette Park campus. The plaintiffs seek to certify a class composed of all persons who enrolled in the Company's Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and seek actual and compensatory damages on behalf of such persons, costs and attorneys' fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deems proper. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted. Thirty-one plaintiffs have now filed individual demands in arbitration. The Company believes these matters are without merit and intends to defend itself and its subsidiary vigorously.

        During the second, third and fourth quarters of fiscal 2011, the Company experienced an unprecedented increase in putative class action lawsuits by former students. In all of these cases, the plaintiffs and their counsel seek to represent a class of "similarly situated" people as defined in the complaint. The Company believes these lawsuits are largely the result of negative publicity—and aggressive lawyer recruitment of potential clients—surrounding the Department of Education's ("ED's") rulemaking efforts, the Senate HELP Committee hearings, the Government Accountability Office ("GAO") report, and other related matters described elsewhere in this Report on Form 10-K. In virtually all of the following cases, the plaintiffs cite testimony from the HELP Committee hearings, the GAO report, public statements by elected officials and/or other negative media coverage in their complaints, although the locations of the students, the specific allegations, and the nature of their claims differ. The Company believes all of the following complaints are contractually required to be resolved in individual arbitrations between the named students and the Company, and the Company has moved, or will move, to compel these cases to arbitration. The following is a brief summary of such matters:

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought; Status Update	Description of Putative Class
December 20, 2010	Jacquel Kimble; Everest College in Hayward, California	U.S. District Court, Northern District of California	Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, certifications and career placement; Alleged violation of California's Unfair Competition Law and California's Consumer Legal Remedies Act; Complaint seeks class certification, restitution and injunctive relief; Matter compelled to arbitration.	All persons who attended any Everest College campus in the United States during the applicable statute of limitations period
January 24, 2011	Kevin Ferguson; Everest Institute in Miami, Florida	U.S. District Court, Central District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging breach of implied contract, breach of implied covenant of good faith and fair dealing, violation of California's Business and Professions Code, violation of California's Consumer Legal Remedies Act, negligent misrepresentation and fraud; Complaint seeks class certification, injunctive relief, restitution, disgorgement, punitive damages, attorneys' fees and costs of suit; Consolidated with the Muniz case identified below; the Company has filed a motion to compel arbitration.

All persons who attended any Everest institution in the United States or Canada from January 24, 2005 to the present; all persons who attended any Heald institution from January 24, 2009 to the present

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought; Status Update	Description of Putative Class
February 17, 2011	Sandra Muniz; Heald College campuses in Rancho Cordova and Roseville, California	U.S. District Court, Central District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging fraud, negligent misrepresentation, violation of the unfair trade practices act, violation of the false advertising act, violation of the California's Consumer Legal Remedies Act, breach of implied contract, and breach of the implied covenant of good faith and fair dealing; Complaint seeks declaratory and injunctive relief, class certification, restitution and disgorgement, punitive damages, costs of suit, attorneys' fees and other relief; Matter consolidated with Ferguson case identified above; the Company has filed motion to compel arbitration.

All persons in the United States and Canada who attended any Everest institution from January 31, 2005 to the present; and all persons in the United States who attended any Heald institution from January 31, 2009 to the present

February 28, 2011	Laura Irizarry; Everest University in Tampa, Florida	U.S. District Court, Middle District of Florida

Alleged misrepresentations by specific admissions representative at a specific campus about accreditation, transferability of credit, costs and fees, and efforts to assist graduates in obtaining licenses, certificates and employment; Causes of action alleging violation of Florida's deceptive and unfair trade practices act; Complaint seeks class certification, damages, injunctive relief, imposition of a constructive trust on funds obtained, attorney's fees and costs and other relief, and declaratory judgment regarding arbitration; the matter was voluntarily dismissed without prejudice.

All persons in Florida who paid tuition or costs and completed any program or courses at any Everest institution during the four-year period prior to the filing of the complaint

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought; Status Update	Description of Putative Class
March 7, 2011	Sharon Jalanic-Reed and Lynell Graves, Everest College, West Los Angeles, California	California State Court, Los Angeles County

Alleged misrepresentations by specific admissions representative at a specific campus and other misconduct related to admissions practices, and disclosures regarding accreditation, transferability of credit and outcomes of graduates; Causes of action alleging violation of the California Consumer Legal Remedies Act, false advertising and unfair business practices under California's Business and Professions Code, fraudulent and negligent misrepresentations, constructive fraud and breach of contract; Complaint seeks class certification, declaratory relief regarding enforceability of arbitration agreement, damages, injunctive relief, restitution, disgorgement of profits, imposition of a constructive trust, punitive damages, attorneys' fees and costs, and other relief; the matter was voluntarily dismissed without prejudice.

All persons who completed courses and/or received credits from Everest at any campus in the State of California during the four years prior to filing of the complaint
March 11, 2011	Noravel Arevalo and fourteen former students at the Company's Everest College location in Alhambra, California	American Arbitration Association

Alleged misrepresentations by specific admissions representatives at a specific campus and unlawful business practices in the licensed vocational nursing program in Alhambra, CA; Causes of action alleging violation of the California Consumer Legal Remedies Act, fraud, breach of contract, violation of California's former Private Postsecondary and Vocational Education Reform Act, violation of the Racketeer Influenced and Corrupt Organizations Act, violation of California's Business and Professions Code; Complaint seeks class certification, injunctive relief, damages, restitution and disgorgement, civil penalties, punitive damages, treble damages, attorneys' fees and expenses, costs of suit and other relief; plaintiffs and the Company are in the process of selecting arbitrators for these matters.

All persons who enrolled in the Everest College, Alhambra, CA Vocational Nursing classes of 2007-08 and 2008-09

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought; Status Update	Description of Putative Class
April 22, 2011	Kenneth Stockman; Everest College in Reseda, California	U.S. District Court, Central District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, and career placement and earnings prospects of graduates; Alleged violation of California's Unfair Competition Law and California's Consumer Legal Remedies Act, alleged fraudulent and negligent misrepresentation, alleged constructive fraud, alleged unlawful and unconscionable arbitration clause, and breach of contract; Complaint seeks class certification, restitution and injunctive relief, damages, punitive damages, statutory damages, disgorgement of profits, a declaration that arbitration provisions are null and void, and attorneys' fees and costs; the matter was voluntarily dismissed without prejudice.

All persons who completed courses and/or received credits from Everest in the United States during the four years prior to the filing of the complaint

        The Company intends to defend itself and its subsidiaries vigorously in all of these matters.

  Employee Litigation

        On November 17, 2008, an action captioned Mary Credille and Roger Madden, on behalf of all similarly situated current and former employees, v. Corinthian Colleges et al., was filed in the U.S. District Court for the Northern District of Illinois. The two originally-named plaintiffs are former employees of the Company's Chicago campus, and allege failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. Plaintiff Credille has voluntarily dismissed her claims against the Company. On December 8, 2009, the Court granted Plaintiff Madden's motion to conditionally certify a collective action to include those current and former admissions representatives at the Company's Chicago campus who also satisfy additional requirements. A total of three former employees, including Madden, have elected to participate in the lawsuit. The Company believes the allegations are without merit and intends to vigorously defend itself.

  Regulatory Matters

        On October 19, 2010, the Company became aware of news stories which reported that the Florida Attorney General's Office (the "FL AG's Office") had begun an investigation into certain private sector education companies in Florida, including the Company, seeking information on potential misrepresentations in financial aid, recruitment and other areas. On October 21, 2010, the Company received a subpoena from the FL AG's Office seeking a wide range of documents from January 1, 2006 to the present. The Company's attorneys have met with representatives of the FL AG's Office in an effort to limit the scope and burden of the subpoena. While the Company expects to cooperate with reasonable requests in the investigation, it has filed a motion to quash portions of the subpoena and for a protective order with respect to certain confidential and proprietary information.

        On March 28, 2011, the Company received a letter from the California Attorney General's Office (the "CA AG's Office") ostensibly seeking information pursuant to the Stipulated Judgment agreed to by the Company and the CA AG's Office in July 2007. The letter requests information and documentation related to (i) the discontinuation of certain programs immediately after the Stipulated Judgment, (ii) numbers of new students, graduating students and discontinuing students, by program, (iii) marketing and solicitation materials, (iv) enrollment agreements and disclosures, (v) graduating students' employment and compensation, (vi) transferability of credit by the Company's former students, (vii) training provided to employees pursuant to the Stipulated Judgment, and (viii) disciplinary actions against certain categories of employees. The Company expects to cooperate with the CA AG's reasonable requests for information, but it has objected to certain overly-broad requests which appear to be unrelated to the 2007 Stipulated Judgment.

        On April 29, 2011, the Company's Everest Institute campuses in Brighton and Chelsea, Massachusetts received civil investigative demands from the Massachusetts Attorney General's Office (the "MA AG's Office") seeking (i) information about past students who have enrolled in each institution, (ii) the identity of recruiters, (iii) recruiting and enrollment documents, (iv) documentation related to analyses of delinquency, default, drop out, refund, loan forgiveness or reduction, placement, student income, and/or any student's ability to repay loans, and (v) cohort default and graduation rates. The Company expects to cooperate with the MA AG's reasonable requests for information.

        On April 11, 2011 the Company's Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED's Office of Inspector General (the "OIG") requesting documents related to the Jonesboro campus's employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney for the Northern District of Georgia who focuses primarily on civil false claims act matters, including qui tams. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney's Office has made a determination about whether to file a false claims act lawsuit in this matter. The Company is cooperating with the OIG's request.

        On April 14, 2011 the Company's Everest Institute campus in Silver Spring, Maryland received a letter from the Mid-Atlantic regional office of the OIG requesting original certificates of diplomas, graduate diplomas in education and/or proof of Ability to Benefit for all students and a complete list of all instructors with documentation of their professional licenses and credentials. The Company is cooperating with the OIG's request.

        On July 19, 2011, the Company's attorneys met with representatives of the Oregon Attorney General's Office ("OR AG") in anticipation of a written request for information related to the Company's Everest Institute campus in Tigard, Oregon and the Everest College and Heald College campuses in Portland, Oregon. The Company was informed that the investigation is not the result of student complaints regarding the campuses. On August 11, 2011, the Company received a civil investigative demand from the Oregon Attorney General's Office requesting information and documents regarding advertising; student recruitment; admissions; licensure and accreditation; compensation, training and evaluations of admissions personnel; job opportunities and placements of graduates; student complaints; and various other matters. The Company expects to cooperate with the OR AG's reasonable requests for information.

        As previously disclosed and as updated elsewhere in this Report on Form 10-K, ED periodically conducts program reviews of institutions that participate in federal student financial aid programs. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) a site visit occurred at the Fremont, CA campus in 2008, but the

Company has not yet received a program review report for that visit; (ii) the Company has received a program review report with respect to the site visit at the online operations of Everest University in Tampa, FL in September 2010, and the Company has provided written responses and related documentation but has not yet received a final determination letter; and (iii) the Company's Everest College Phoenix has received program review reports and provided written responses regarding site visits conducted in 2008 and 2010, but has not yet received final determinations with respect to either site visit. The Company will continue to cooperate with ED in its ongoing reviews.

        ED will review all responses to program review reports and ultimately issue final determination letters setting forth its final findings, as well as the actions it intends to take based on those findings. If ED were to make significant findings of non-compliance against any of the Company's institutions in any final determination letters regarding ongoing program reviews, it could result in the imposition of significant fines, penalties or other liabilities, including, without limitation, an action on the limitation, suspension or termination of the institution's participation in Title IV programs, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

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

        As of June 30, 2011, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company's financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company's results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company's financial position or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2011.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Dividend Policy

        We have never paid cash dividends on our common stock. Payment of dividends in the future, if at all, will depend upon our earnings and financial condition and various other factors our Board of Directors may deem appropriate at the time. Our amended credit agreement limits the payment of cash dividends.

  Issuer Purchases of Equity Securities

        During July 2010, the Company's Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. Corinthian plans to repurchase shares on the open market or in private transactions from time to time, depending on the company's cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of June 30, 2011 the Company had repurchased 3,917,200 shares at an average price of $6.38.

  Price Range of Common Stock

        Our common stock is listed on the Nasdaq National Market System under the symbol "COCO." The approximate number of holders of record of our common stock as of August 18, 2011 was 28. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

        On August 18, 2011 the closing price per share of common stock was $2.52 and the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2010 and 2011, and the first quarter to date of fiscal 2012, is as follows:

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:
2010:
First Quarter	$20.10	$14.63
Second Quarter	18.39	13.13
Third Quarter	19.10	13.06
Fourth Quarter	19.22	9.85
2011:
First Quarter	$10.48	$4.36
Second Quarter	7.19	3.97
Third Quarter	5.91	4.40
Fourth Quarter	5.06	3.81
2012:
First Quarter through August 18, 2011	$4.69	$2.52

  Securities Authorized for Issuance Under Equity Compensation Plans as of June 30, 2011

        As of June 30, 2011, our equity compensation plans consisted of the 1998 Performance Award Plan (the "1998 Plan"), the 2003 Performance Award Plan as amended (the "2003 Plan"), the 2004 New

Hire Plan (the "New Hire Plan") and the Employee Stock Purchase Plan (the "ESPP"). The 1998 Plan, the 2003 Plan and the ESPP have all been approved by our shareholders.

        The New Hire Plan has not been approved by our shareholders. The Company's ability to issue new stock-based awards under the New Hire Plan was terminated as of November 17, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,231,213	(1)	$13.33	(3)	6,629,115
Equity compensation plans not approved by security holders	100,900	(2)	$16.14	(3)	—

Total	11,332,113		$13.35	(3)	6,629,115

(1)
Includes 636,764 shares to be issued upon the vesting of Restricted Stock Units ("RSUs"), for which no exercise price will be paid.

(2)
Includes 10,000 shares to be issued upon the vesting of RSUs, for which no exercise price will be paid.

(3)
For purposes of calculating weighted average exercise price, RSUs are assumed to have an exercise price of $0.

  Performance Graph

        The following graph shows a comparison of cumulative total returns for Corinthian, the Russell 2000 Index and an index of peer companies selected by Corinthian during the period commencing on June 30, 2006 and ending on June 30, 2011. The comparison assumes $100 was invested on June 30, 2006 in the Common Stock, the Russell 2000 Index and the peer companies selected by Corinthian and assumes the reinvestment of all dividends, if any. The companies in the peer group, all of which are education companies, are weighted according to their market capitalization. Included in the peer group are: Apollo Group Inc., Career Education Corporation, DeVry, Inc., ITT Educational Services, Inc., Lincoln Educational Services Corporation, Universal Technical Institute, Inc. and Strayer Education, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Corinthian Colleges, Inc., the Russell 2000 Index
and a Peer Group

*
$100 invested on 6/30/06 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

	Corinthian Colleges, Inc.	Russell 2000	Peer Group	Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group	Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group
6/06	100.00	100.00	100.00	2/08	55.36	96.61	110.90	10/09	110.45	81.35	128.57
7/06	93.45	96.75	95.96	3/08	50.35	97.01	89.53	11/09	103.20	83.91	131.00
8/06	84.40	99.61	93.47	4/08	79.04	101.07	115.96	12/09	95.89	90.66	136.32
9/06	75.28	100.44	93.97	5/08	89.14	105.72	112.71	1/10	97.49	87.32	136.75
10/06	85.31	106.22	85.05	6/08	80.85	97.58	108.95	2/10	112.95	91.26	145.66
11/06	89.83	109.02	88.31	7/08	109.68	101.19	132.12	3/10	122.49	98.69	152.03
12/06	94.92	109.38	88.54	8/08	92.41	104.85	131.04	4/10	108.77	104.27	143.75
1/07	90.95	111.21	97.92	9/08	104.46	96.49	122.09	5/10	93.25	96.36	136.75
2/07	97.14	110.33	102.68	10/08	99.44	76.42	137.84	6/10	68.59	88.89	115.17
3/07	95.75	111.51	101.76	11/08	111.98	67.38	148.23	7/10	63.37	95.00	121.80
4/07	96.31	113.51	109.58	12/08	114.00	71.29	146.41	8/10	33.98	87.97	91.94
5/07	101.74	118.16	116.69	1/09	130.08	63.36	157.82	9/10	48.89	98.93	114.16
6/07	113.44	116.43	127.91	2/09	137.19	55.66	143.64	10/10	36.42	102.98	94.41
7/07	93.80	108.47	123.94	3/09	135.45	60.63	150.38	11/10	28.83	106.55	88.26
8/07	97.91	110.93	125.51	4/09	107.24	70.00	129.18	12/10	36.28	115.01	99.95
9/07	110.79	112.83	130.24	5/09	107.10	72.11	122.90	1/11	36.77	114.71	101.35
10/07	114.14	116.07	162.07	6/09	117.90	73.17	144.43	2/11	36.49	121.00	110.43
11/07	121.59	107.74	152.23	7/09	107.52	80.22	140.20	3/11	30.78	124.14	105.82
12/07	107.24	107.67	136.46	8/09	133.50	82.52	139.92	4/11	30.99	127.42	102.05
1/08	58.84	100.33	145.94	9/09	129.25	87.28	151.88	5/11	26.88	125.03	102.27
								6/11	29.67	122.15	109.94

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations data and the balance sheet data set forth below as of and for each of the 5 years ended June 30, 2011, 2010, 2009, 2008 and 2007 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

	Years Ended June 30,
	2011	2010(3)	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues(1)	$1,868,796	$1,756,192	$1,300,675	$1,059,738	$909,904

Operating expenses:
Educational services	1,111,870	966,894	748,360	619,729	522,718
General and administrative	205,124	192,554	135,747	114,938	110,635
Marketing and admissions	414,778	355,980	292,825	274,485	245,857
Impairment, facility closing, and severance charges	220,058	—	4,350	6,603	9,693

Total operating expenses	1,951,830	1,515,428	1,181,282	1,015,755	888,903

(Loss) income from operations	(83,034)	240,764	119,393	43,983	21,001
Interest income	(922)	(1,148)	(1,729)	(3,338)	(6,204)
Interest expense, net	8,530	5,010	2,715	1,793	2,811
Other (income) expense, net	(3,429)	(4,229)	1,172	(1,387)	(1,039)

(Loss) income before provision for income taxes	(87,213)	241,131	117,235	46,915	25,433
Provision for income taxes	22,482	95,228	46,032	14,629	9,726

(Loss) income from continuing operations	(109,695)	145,903	71,203	32,286	15,707
(Loss) income from discontinued operations, net of tax	(1,470)	68	(2,443)	(11,019)	(8,475)

Net (loss) income	$(111,165)	$145,971	$68,760	$21,267	$7,232

(Loss) income per common share—basic:
(Loss) income from continuing operations	$(1.28)	$1.66	$0.83	$0.38	$0.18

(Loss) income from discontinued operations	$(0.02)	$0.00	$(0.03)	$(0.13)	$(0.10)

(Loss) income per common share—diluted:
(Loss) income from continuing operations	$(1.28)	$1.65	$0.81	$0.38	$0.18

(Loss) income from discontinued operations	$(0.02)	$0.00	$(0.02)	$(0.13)	$(0.10)

Weighted average number of common shares outstanding:
Basic	85,388	87,696	86,121	84,954	85,887

Diluted	85,388	88,707	87,517	86,013	87,097

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$15,022	$204,290	$198,677	$13,613	$38,804
Investing activities	(110,660)	(430,787)	(48,794)	(36,568)	(27,095)
Financing activities	(7,074)	275,244	(21,420)	(44,914)	51,122
Capital expenditures	(110,660)	(83,488)	(49,525)	(54,880)	(70,977)
Number of colleges/training centers at end of period	122	116	104	104	104
Student population at end of period	93,457	110,105	85,545	68,607	60,605
Starts during the period(2)	122,006	137,177	116,559	99,284	87,634
Balance Sheet Data:
Cash and cash equivalents	$107,430	$209,419	$160,276	$32,004	$99,789
Marketable securities	—	—	—	—	15,000
Working capital	198,837	140,411	107,948	83,314	124,563
Total assets	1,204,225	1,389,420	798,871	695,966	737,976
Long-term debt, net of current portion	317,458	299,368	13,895	62,491	112,913
Long-term capital lease obligations, net of current portion	12,976	13,636	14,189	14,689	15,141
Total stockholders' equity	$565,067	$691,034	$517,668	$422,022	$385,422

(1)
Represents student tuition and fees and bookstore sales, net of refunds.

(2)
Represents the new students starting school during the periods presented.

(3)
Included in the fiscal 2010 amounts are the Heald results for the six months ending June 30, 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

  Background and Overview

        As of June 30, 2011, we operated 122 colleges with 93,457 students in 26 states and the province of Ontario, Canada. During the fiscal year ended June 30, 2011, the Company had net revenues of $1,868.8 million. Our revenues consist principally of student tuition and fees and are presented as net revenues after adjustments for refunds related to students who do not complete their courses. We recognize revenues pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program.

        Net revenues from continuing operations increased 6.4% to $1,868.8 million in 2011 from $1,756.2 million in 2010. The increase is primarily due to an 6.4% increase in the average student population offset by a decrease of 0.1% in the average revenue rate per student during the period. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts typically occur several times per month in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional "mini-start" in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level (diploma, associate's, bachelor's or master's degree) and the specific curriculum. The majority of students at our colleges rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses.

        Serving ATB students has historically been part of the Company's mission. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, given the shift to a 3-year default measurement period and the structural changes in student lending over the past two years, we stopped enrolling ATB students into our U.S. Everest and WyoTech institutions on September 1, 2010. Due to the success of our default prevention initiatives, we resumed enrolling ATB students on a more limited basis in June 2011. We plan to limit ATB students to a maximum of 10% of total enrollment. At June 30, 2011, ATB students accounted for approximately 4.3% of our enrollments.

  Critical Accounting Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, insurance/self-insurance, goodwill and intangible assets, deferred taxes, discontinued operations, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

        Our critical accounting estimates are those which we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates is as follows:

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience and consideration of the current economic environment. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 13.6% to 16.6% or $26.5 million to $32.4 million would result in a decrease in pre-tax income of $5.8 million for the year ended June 30, 2011. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 50.2% to 53.2% or $77.8 million to $82.5 million would result in a decrease in pre-tax income of $4.7 million for the year ended June 30, 2011.

        Many of our students in the U.S. participate in federally guaranteed student loan programs. The federally guaranteed student loans are authorized by the Higher Education Act ("HEA") of 1965 and are guaranteed by an agency of the federal government. The guaranteed loans are not guaranteed by us, and the guaranteed student loans cannot become an obligation of ours. Accordingly, we do not record an obligation to repay any of the guaranteed loans that are not repaid by our former students and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federally guaranteed student loans.

        However, if an institution's former students' default rate on guaranteed loans (the "Cohort Default Rate") equals or exceeds 25% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. Our institutions' Cohort Default Rates act as a gatekeeper to their eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federally guaranteed loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels. Rather, if the Cohort Default Rates at a particular institution exceed 25% for three consecutive years under current calculations, the institution's students may lose eligibility to receive federal student financial aid. Under the HEOA, a separate calculation will be performed that will add an additional federal fiscal year of borrowers' repayment performance. Pursuant to the HEOA, this percentage will increase to 30% after three years of Cohort Default Rates calculated with the additional federal fiscal year are available, and then become applicable to the imposition of sanctions.

        Insurance/Self-Insurance.    We use a combination of insurance and self-insurance for a number of risks including claims related to employee health care, workers' compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors and other actuarial assumptions. The Company's loss exposure related to self-insurance is limited by stop loss coverage. Our expected loss accruals are based on estimates, and while we believe the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

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

        We do not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria within the accounting standards. Curricula are amortized over their useful lives ranging generally from five to fifteen years and the amortization is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

        Goodwill is tested annually for impairment during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not to be impaired. The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." We performed the goodwill impairment test one level below the operating segment level.

        During the second quarter of fiscal 2011, our market capitalization was below book value, which we considered an indicator of impairment. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. We believe that continued regulatory uncertainties, and the potential impact of new regulations, particularly regulations regarding gainful employment, have had a sustained negative impact on our stock price and current fair value. The results of the interim impairment test indicated that the fair value of two of our reporting units with identified goodwill of $203.6 million was less than their carrying value. Accordingly, we estimated the implied fair value of the goodwill of these reporting units by allocating the fair value of the reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. As a result of this analysis, we determined that the current fair value of the goodwill in these reporting units was $0, and accordingly recorded an impairment charge of $203.6 million, the majority of which was non-deductible for tax purposes during fiscal 2011.

        We determined the fair value of our reporting units using a combination of an income approach, based on discounted cash flow ("DCF"), and a market-based approach. The DCF incorporated our cash flow projections and a terminal value. This amount was then discounted using a weighted average cost of capital (WACC) which considered our costs of debt and equity. We then reconciled the calculated fair value of our reporting units to our market capitalization, including a reasonable premium, as another consideration in assessing fair value.

        In establishing the WACC, consideration was given to specific regulatory risks related to each reporting unit including the impact of our decision with respect to enrolling "ability to benefit" students. Our revenue projections did not incorporate potential future regulatory changes related to gainful employment as such regulations had not been finalized. Accordingly, further negative developments in the regulatory environment could impact future assessments and result in impairments of goodwill and other indefinite lived intangible assets. In addition, impairment assessments involve significant judgments related to future revenues and earnings. Although we believe we have made reasonable and supportable estimates in connection with our impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

        The remaining goodwill of $197.9 million relates to the Heald acquisition in January 2010. Our impairment tests of the indefinite lived intangible assets did not result in an impairment charge. A decline in the fair value of Heald could result in impairment charges to be recorded in the future. At August 18, 2011, the stock price has declined to $2.52 from $4.26 at June 30, 2011. Additionally, if our stock price remains depressed or declines further, we could incur impairment charges related to the write-down of goodwill and other intangible assets.

        Indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value of an intangible asset is less than its carrying amount, an impairment charge is recorded in the consolidated statements of operations. Such testing would include estimating the future cash flows expected to be received from the assets and comparing them to their carrying values. If the estimate of the present value of these future cash flows was below the carrying values of the related assets, the Company would consider the assets to be impaired and take a charge to write down those assets to fair value.

        The determination of related estimated useful lives of intangible assets and whether or not intangible assets are impaired involves significant judgment. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

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

          On August 19, 2003, we acquired approximately 89% of the outstanding shares of common stock of CDI Education Corporation ("CDI") through a tender offer to acquire all of the outstanding shares of common stock. As of October 7, 2003, we had acquired all shares of CDI for approximately $42.1 million and the assumption of approximately $10 million of debt and other liabilities. We funded the acquisition with available cash and borrowings from our credit facility. CDI operated 45 post-secondary colleges and 15 corporate training centers throughout Canada. In October 2003, we completed the acquisition of CMA Careers, Inc. located in Kitchener, Ontario, Canada. The intent to acquire this campus by CDI had been agreed to prior to our acquisition of CDI. We combined one of the CDI campuses with another campus in close proximity in April

  2004 and closed 11 campuses and one training center in fiscal 2005. During fiscal 2006 we completed the sale of substantially all the assets of CDI's corporate training division, CDI Education, whereby we sold the remaining training centers. The Company recognized a gain of approximately $1.4 million (pre-tax) which was included within other (income) expense on the Consolidated Statement of Operations.

          On August 4, 2004, we acquired substantially all of the assets of A.M.I., Inc. ("AMI") for approximately $11 million, plus the assumption of certain liabilities of approximately $0.5 million. We funded the acquisition with available cash. AMI operates one campus in Daytona Beach, Florida that offers accredited diploma programs to prepare students for jobs as motorcycle, marine, and personal watercraft technicians.

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

          On January 4, 2010 we completed the acquisition of Heald Capital, LLC, a Delaware limited liability company ("Heald") for consideration of $395 million. This cash payment was subject to a final working capital adjustment that was finalized during fiscal year 2011. The final working capital adjustment resulted in a payment from the sellers of $1.8 million. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operates 12 campuses and its results are included in the Condensed Consolidated Financial Statements from the date of acquisition.

  Results of Operations

        During fiscal year 2011, the Company completed the teach-out of its Fife, WA and Toronto (Central), Ontario campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of operations for all prior periods presented.

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

        The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,
	2011	2010	2009
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	59.5	55.0	57.5
General and administrative	11.0	11.0	10.5
Marketing and admissions	22.2	20.3	22.5
Impairment, facility closing, and severance charges	11.8	0.0	0.3

Total operating expenses	104.5	86.3	90.8
Income (loss) from operations	(4.5)	13.7	9.2
Interest income	(0.1)	(0.1)	(0.1)
Interest expense, net	0.5	0.3	0.2
Other (income) expense, net	(0.2)	(0.2)	0.1

Income (loss) from continuing operations before provision for income taxes	(4.7)	13.7	9.0
Provision for income taxes	1.2	5.4	3.5

Income (loss) from continuing operations	(5.9)	8.3	5.5
Income (loss) from discontinued operations, net of tax	(0.0)	(0.0)	(0.2)

Net income (loss)	(5.9)%	8.3%	5.3%

  Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

        Net Revenues.    Net revenues increased $112.6 million, or 6.4%, from $1,756.2 million in fiscal 2010 to $1,868.8 million in fiscal 2011. The increase is primarily due to an 8.0% increase in the average student population offset partially by a 0.1% decrease in the average revenue rate per student during the period. The increase in the average student population is primarily due to the full year impact of the Heald acquisition. At June 30, 2011, student population was 93,457, compared with 110,105 at June 30, 2010. Total student starts decreased 11.1% to 122,006 for the year ended June 30, 2011 when compared to the prior year. As of June 30, 2011 and 2010, we operated 122 and 116 colleges, respectively.

        Educational Services.    Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses increased $145.0 million, or 15.0%, from $966.9 million in fiscal 2010 to $1,111.9 million in fiscal 2011. As a percentage of net revenues, educational services expenses increased from 55.0% of revenues in fiscal 2010 to 59.5% of revenues in fiscal 2011. The increase was primarily due to an increase in compensation expense, facility costs, and student services expense. The increase in facilities costs as a percentage of revenues was a result of a lower level of utilization of our facilities in fiscal 2011 as compared to fiscal 2010. As the costs of operating of our facilities is largely fixed in nature, this lower level of capacity utilization negatively affects educational services expenses as a percentage of revenues.

Bad debt expense amounted to $99.8 million and 5.3% of net revenue in fiscal 2011 compared to $94.3 million and 5.4% of net revenue in fiscal 2010.

        General and Administrative.    General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $12.5 million, or 6.5%, from $192.6 million in fiscal 2010 to $205.1 million in fiscal 2011. As a percentage of net revenues, general and administrative expenses were 11.0% in fiscal 2010 and fiscal 2011.

        Marketing and Admissions.    Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $58.8 million, or 16.5%, from $356.0 million in fiscal 2010 to $414.8 million in fiscal 2010. As a percentage of net revenues, marketing and admissions expenses increased from 20.3% in fiscal 2010 to 22.2% in fiscal 2011. The increase was primarily attributable to an increase in compensation and advertising costs due to an increase in the number of admission representatives and an increase in advertising spend per start. The total cost per start increased $805 or 31.0%, from $2,595 in fiscal 2010 to $3,400 in fiscal 2011.

        Impairment, Facility Closing and Severance Charges.    During the second quarter of 2011 we incurred a goodwill impairment charge of $203.6 million. See the Critical Accounting Policies and Estimates section for further discussion regarding the factors leading to the impairment loss and the valuation methodologies and assumptions used in the goodwill impairment test. If we experience a further decline in the market price of our stock, we could incur further impairment charges related to goodwill and other intangible assets in the future. Additionally, we recorded and paid severance of $9.6 million and recorded an impairment loss of $6.9 million related to the sale of a portion of our portfolio of student loans during fiscal 2011.

        Provision for Income Taxes.    We recorded a tax provision of $22.5 million or an effective tax rate of (25.8)% of income before income taxes in fiscal 2011 compared to 39.5% of income before income taxes in fiscal 2010. The change in our effective tax rate was due to approximately $146.0 million of goodwill impairment which was not deductible for tax. Excluding the impairment charge related to non-deductible goodwill, the effective tax rate was 38.3%.

  Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

        Net Revenues.    Net revenues increased $455.5 million, or 35.0%, from $1,300.7 million in fiscal 2009 to $1,756.2 million in fiscal 2010. The increase is primarily due to a 29.4% increase in the average student population and a 4.3% increase in the average revenue rate per student during the period. At June 30, 2010, student population was 110,105, compared with 85,545 at June 30, 2009. Total student starts increased 17.7% to 137,177 for the year ended June 30, 2010 when compared to the prior year. As of June 30, 2010 and 2009, we operated 116 and 104 colleges, respectively.

        Educational Services.    Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses increased $218.5 million, or 29.2%, from $748.4 million in fiscal 2009 to $966.9 million in fiscal 2010. As a percentage of net revenues, educational services expenses decreased from 57.5% of revenues in fiscal 2009 to 55.0% of revenues in fiscal 2010. The decrease as a percentage of revenue was primarily due to a reduction in bad debt expense and facility costs. Bad debt expense amounted to $94.3 million and 4.5% of net revenue in fiscal 2010 compared to $106.3 million and 8.2% of net revenue in fiscal 2009. The improvement in bad debt expense was primarily the result of higher student retention and continued efficiencies in packaging students with financial aid. The reduction in facility costs as a percentage of revenue is primarily attributable to the amounts being generally fixed in nature.

        General and Administrative.    General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $56.9 million, or 41.9%, from $135.7 million in fiscal 2009 to $192.6 million in fiscal 2010. As a percentage of net revenues, general and administrative expenses increased from 10.5% in fiscal 2009 to 11.0% in fiscal 2010. The increase as a percentage of revenue is primarily due to transaction costs of $4.0 million related to the Heald acquisition incurred during fiscal 2010.

        Marketing and Admissions.    Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $63.2 million, or 21.6%, from $292.8 million in fiscal 2009 to $356.0 million in fiscal 2010. As a percentage of net revenues, marketing and admissions expenses decreased from 22.5% in fiscal 2009 to 20.3% in fiscal 2010. The decrease as a percentage of revenue is primarily attributable to a decrease in advertising costs. The cost per start increased $83, or 3.3%, from $2,512 in fiscal 2009 to $2,595 in fiscal 2010.

        Impairment, Facility Closing and Severance Charges.    In fiscal 2009, we incurred impairment and severance charges of $4.4 million. Of that amount, approximately $2.5 million is related to a loss on student loan receivables associated with the Marietta and Jonesboro, Georgia campuses. These schools were branches of the Atlanta, Georgia campus during a portion of the previous fiscal year. In addition, the Company recorded a severance charge of $1.9 million. There were no such charges in fiscal 2010.

        Provision for Income Taxes.    The effective income tax rate was 39.5% of income before income taxes in fiscal 2010 compared to 39.3% of income before income taxes in fiscal 2009.

  Seasonality and Other Factors Affecting Quarterly Results

        Our revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments and student attrition. Historically, our colleges, schools and training centers have had lower student populations in the first fiscal quarter than in the remainder of the year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new branch openings, new program adoptions and increased enrollments from recent high school graduates. The operating results for any quarter are not necessarily indicative of the results for any future period. See the footnote entitled "Selected Quarterly Financial Summary (Unaudited)" of the Consolidated Financial Statements included elsewhere herein.

  Liquidity and Capital Resources

        On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Facility") with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers' acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education ("ED") financial responsibility composite score ratio. As of June 30, 2011, the Company was in compliance with all of the covenants. As of June 30, 2011, the credit facility had borrowings outstanding of $303.1 million and approximately $10.3 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of the Company's significant operating subsidiaries and it is guaranteed by the Company's present and future significant operating subsidiaries. Average daily borrowings outstanding amounted to $187.8 million in fiscal 2011, $57.8 million in fiscal 2010 and $25.1 million in fiscal 2009.

        Long-term debt also includes a term loan credit facility (the "Mortgage Facility") dated March 24, 2009 between the Company's wholly-owned subsidiary, Heald Real Estate, LLC ("Heald Real Estate"), and Bank of America, N.A. ("B of A") that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the "Heald Guarantors"). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the "1st Amendment and Waiver"), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian's syndicated Third Amended and Restated Credit Agreement (the "Credit Facility") will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate, entered into an Amended and Restated Credit Agreement (the "Amended Heald Credit Agreement") with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company's Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of June 30, 2011 was approximately $15.1 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate's option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Company has the intent and ability to extend the terms and has classified the liability as long-term as of June 30, 2011. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at June 30, 2011.

        Working capital amounted to $198.8 million as of June 30, 2011 and $140.4 million as of June 30, 2010 and the current ratio was 1.9:1 in fiscal 2011 and 1.5:1 in fiscal 2010. Average daily borrowings outstanding amounted to approximately $203.3 million in fiscal 2011, $57.8 million in fiscal 2010 and $25.1 million in fiscal 2009. The increase in working capital compared to June 30, 2010 is primarily due to an increase in student receivables, a decrease in accrued expenses and prepaid tuition, partially offset by a decrease in cash and cash equivalents.

        Cash flows provided by operating activities amounted to $15.0 million in fiscal 2011 compared to $204.3 million in fiscal 2010 and to $198.7 million in fiscal 2009. The decrease in cash provided by operating activities in fiscal 2011 compared to fiscal 2010 was primarily due to a decrease in net income before depreciation, amortization, stock-based compensation and impairment charge of $37.9 million, and decreases in cash provided by working capital of $166.0 million. The change in working capital was primarily due to the Company not drawing down approximately $87.0 million of Title IV funds as of June 30, 2011 (which was subsequently collected in July 2011) and the timing of cash receipts and payments. Included in cash flows from operating activities are $0.6 million, $0.1 million, and $1.2 million of net cash used in operating activities related to discontinued operations for fiscal 2011, 2010 and 2009 respectively.

        Cash flows used in investing activities amounted to $110.7 million in fiscal 2011, $430.8 million in fiscal 2010 and $48.8 million in fiscal 2009. The decrease in cash used in investing activities during fiscal 2011 compared to fiscal 2010 is attributable to net cash paid to acquire Heald of $347.3 million in fiscal 2010 partially offset by an increase in capital expenditures of $27.2 million in fiscal 2011

        Capital expenditures amounted to $110.7 million in fiscal 2011, $83.5 million in fiscal 2010 and $49.5 million in fiscal 2009. Capital expenditures were incurred to build, relocate, remodel and enlarge campuses. During fiscal 2011, we incurred capital expenditures to build 6 new campuses, relocate 1 campus and to enlarge or remodel 28 campuses. During fiscal 2010, we incurred capital expenditures to relocate 1 campus and to enlarge or remodel 42 campuses and during fiscal 2009, we incurred capital expenditures to relocate 5 campuses and to enlarge or remodel 5 campuses. Capital expenditures of approximately $19.5 million, $15.6 million, $13.3 million were incurred to purchase and to develop software in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. There were no capital expenditures related to discontinued operations for fiscal 2011, 2010 and 2009.

        Cash flows (used in) provided by financing activities amounted to ($7.1) million in fiscal 2011 and $275.2 million in fiscal 2010, and ($21.4) million in fiscal 2009. During fiscal 2011, cash used in financing activities consisted of a $25.0 million treasury stock purchase, partially offset by net proceeds from borrowings of $16.5 million, and proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $1.4 million. During fiscal 2010, cash provided by financing activities consisted of net borrowings of $262.2 million, proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $11.5 million, and the excess tax benefit from share-based compensation of $1.6 million. During fiscal 2009, cash used in financing activities consisted of net repayment of borrowings of $45.4 million, partially offset by proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $19.2 million and the excess tax benefit from share-based compensation of $4.7 million.

        Historically, we had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as "discount loans," since we incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, we were not at risk for the amounts agreed to by them and the service providers but were not entitled to any proceeds collected by the service providers in excess of this amount. Therefore we had recorded this discount as a reduction to revenue.

        In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. ("Genesis"), who specializes in subprime credit. This Genesis lending program has characteristics similar to our previous "discount loan" programs. As with our previous discount loan program, under this Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds have been approximately $136.0 million, $120.0 million and $120.0 million, for the years ended June 30, 2011, 2010 and 2009, respectively. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to the Company's refund policy.

        During the fourth quarter of fiscal 2011, the Company sold to ASFG, LLC ("ASFG"), on a non-recourse basis, part of its current portfolio of student loans for approximately $24.3 million, with no material gain or loss on the sale. Additionally, in the fourth quarter of fiscal 2011, the Company incurred a one-time impairment charge of approximately $6.9 million associated with the sale of these loans. The charge is due to the write-off of related assets and liabilities, primarily imputed interest.

        On June 29, 2011, the Company entered into a loan origination agreement and related documents with ASFG for the purpose of creating a new private education discount loan program for the Company's students. Under the loan origination agreement, ASFG intends to fund approximately $450 million in new student loans over the next two years. Under this education loan program, an unaffiliated lender will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. The ASFG loan program will be made available to Corinthian students starting in the first quarter of fiscal 2012.

        As with the Company's previous discount loan program, under the ASFG Program the Company will pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue. Under a backup loan purchase agreement with ASFG, the Company will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. The Company expects its financial risk under this loan program to be substantially similar to the risk associated with its existing discount loan program.

        Under the agreement with ASFG, the Company is required to pay certain discount, transaction, management, origination and default aversion and other ancillary fees of approximately $17 - $19 million per year, which is incrementally $10 - $12 million higher per year than the fees payable under the Company's existing loan program. The loan origination agreement contains standard representations, warranties and covenants made by each party, as well as limited termination rights and customary events of default.

        Included within the Consolidated Statement of Operations, under the caption "Other (income) expense," for the years ended June 30, 2011 and 2010 is a net other income (loss) of $3.3 million and $3.9 million, respectively, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. In accordance with accounting guidance we defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

        We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2012.

  Off-Balance Sheet Arrangements and Contractual Obligations

        As of June 30, 2011, future minimum cash payments due under contractual obligations, including our credit agreement, mortgages, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Long-Term Debt(1)	$318,188	$730	$317,458	$—	$—	$—	$—
Capital Lease Obligations	23,062	2,040	2,055	2,070	2,070	2,070	12,757
Operating Lease Obligations	607,215	105,616	96,921	79,593	65,445	54,998	204,642

Total	$948,465	$108,386	$416,434	$81,663	$67,515	$57,068	$217,399

(1)
Long-term debt consists of a revolving credit facility and mortgage facility obligation. The related obligations of $318.2 million do not reflect interest amounts due under the credit facility. See Note 6 for additional information related to the Company's credit facility.

        ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of June 30, 2011, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

        Interest Rate Exposure.    As of June 30, 2011, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $318.2 million and capital lease obligations of $13.6 million, and (ii) student notes receivable, net, in the aggregate amount of $77.1 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

        Foreign Currency Exposure.    A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar. Our investment in our foreign operations as of June 30, 2011 was a deficit of approximately CAD $18.2 million and we had borrowings outstanding under the credit facility of approximately CAD $14.6 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements of the Company and its subsidiaries are included below on pages 96-144 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Corinthian Colleges, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries at June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corinthian Colleges, Inc. and subsidiaries internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Orange County, California
August 24, 2011

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of June 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,430	$209,419
Accounts receivable, net of allowance for doubtful accounts of $26,500 and $27,533 at June 30, 2011 and 2010, respectively	168,883	95,272
Student notes receivable, net of allowance for doubtful accounts of $18,633 and $18,496 at June 30, 2011 and 2010, respectively	18,456	20,743
Deferred income taxes	37,883	47,591
Prepaid expenses and other current assets	88,855	64,697

Total current assets	421,507	437,722
PROPERTY AND EQUIPMENT, net	331,858	298,083
OTHER ASSETS:
Goodwill	197,875	400,204
Other intangibles, net	183,149	189,676
Student notes receivable, net of allowance for doubtful accounts of $59,213 and $42,339 at June 30, 2011 and 2010, respectively	58,650	47,480
Deposits and other assets	7,402	13,211
Deferred income taxes	3,784	3,044

TOTAL ASSETS	$1,204,225	$1,389,420

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,231	$74,906
Accrued compensation and related liabilities	91,535	110,972
Accrued expenses	20,418	29,289
Prepaid tuition	35,128	80,889
Current portion of capital lease obligations	628	525
Current portion of long-term debt	730	730

Total current liabilities	222,670	297,311
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,976	13,636
LONG-TERM DEBT, net of current portion	317,458	299,368
DEFERRED INCOME TAXES	18,565	22,608
OTHER LONG-TERM LIABILITIES	67,489	65,463
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 90,786 issued and 84,612 shares outstanding at June 30, 2011: 90,386 issued and 88,129 shares outstanding at June 30, 2010	9	9
Additional paid-in capital	241,882	232,623
Treasury stock	(56,368)	(31,368)
Retained earnings	378,003	489,168
Accumulated other comprehensive income	1,541	602

Total stockholders' equity	565,067	691,034

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,204,225	$1,389,420

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2011	2010	2009
NET REVENUES	$1,868,796	$1,756,192	$1,300,675

OPERATING EXPENSES:
Educational services (including bad debt expense of $99,844, $94,321 and $106,322 for the years ended June 30, 2011, 2010 and 2009, respectively)	1,111,870	966,894	748,360
General and administrative	205,124	192,554	135,747
Marketing and admissions	414,778	355,980	292,825
Impairment, facility closing and severance charges	220,058	—	4,350

Total operating expenses	1,951,830	1,515,428	1,181,282

(LOSS) INCOME FROM OPERATIONS	(83,034)	240,764	119,393
Interest income	(922)	(1,148)	(1,729)
Interest expense (net of capitalized interest of $2,003, $1,291, and $486 for the years ended June 30, 2011, 2010 and 2009, respectively)	8,530	5,010	2,715
Other (income) expense, net	(3,429)	(4,229)	1,172

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(87,213)	241,131	117,235
Provision for income taxes	22,482	95,228	46,032

(LOSS) INCOME FROM CONTINUING OPERATIONS	(109,695)	145,903	71,203
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax (benefit) expense of ($578), $105 and ($1,622) for the years ended June 30, 2011, 2010 and 2009, respectively	(1,470)	68	(2,443)

NET (LOSS) INCOME	$(111,165)	$145,971	$68,760

(LOSS) INCOME PER SHARE—BASIC:
(Loss) income from continuing operations	$(1.28)	$1.66	$0.83
Loss from discontinued operations	(0.02)	—	(0.03)

Net (loss) income	$(1.30)	$1.66	$0.80

(LOSS) INCOME PER SHARE—DILUTED:
(Loss) income from continuing operations	$(1.28)	$1.65	$0.81
Loss from discontinued operations	(0.02)	—	(0.02)

Net (loss) income	$(1.30)	$1.65	$0.79

Weighted average number of common shares outstanding:
Basic	85,388	87,696	86,121

Diluted	85,388	88,707	87,517

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Treasury Stock		Retained Earnings	Stockholders' Equity
Balance at June 30, 2008	87,475	$9	$178,542	$(31,368)	$402	$274,437	$422,022
Comprehensive income
Net income	—	—	—	—	—	68,760	68,760
Foreign currency translation	—	—	—	—	(3,080)	—	(3,080)
Other post employment benefit adjustment	—	—	—	—	177	—	177

Total comprehensive income							65,857

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	1,866	—	18,013	—	—	—	18,013
Stock based compensation expense	—	—	11,776	—	—	—	11,776

Balance at June 30, 2009	89,341	$9	$208,331	$(31,368)	$(2,501)	$343,197	$517,668
Comprehensive income
Net income	—	—	—	—	—	145,971	145,971
Foreign currency translation	—	—	—	—	2,850		2,850
Other post employment benefit adjustment	—	—	—	—	253	—	253

Total comprehensive income							149,074

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	1,045	—	10,288	—	—	—	10,288
Stock based compensation expense	—	—	14,004	—	—	—	14,004

Balance at June 30, 2010	90,386	$9	$232,623	$(31,368)	$602	$489,168	$691,034

Comprehensive loss
Net loss	—	—	—	—	—	(111,165)	(111,165)
Foreign currency translation	—	—	—	—	819		819
Other post employment benefit adjustment	—	—	—	—	120	—	120

Total comprehensive loss							(110,226)

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	400	—	(1,020)	—	—	—	(1,020)
Treasury stock repurchase	—	—	—	(25,000)			(25,000)
Stock based compensation expense	—	—	10,279	—	—	—	10,279

	90,786	$9	$241,882	$(56,368)	$1,541	$378,003	$565,067

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(111,165)	$145,971	$68,760
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	78,589	66,035	52,155
Stock based compensation	10,279	14,004	11,776
Deferred income taxes	1,929	(26,975)	(11,344)
Loss on disposal of assets	1,321	809	16
Impairment charge	210,455	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(72,556)	(29,526)	48,569
Student notes receivable, net	(10,521)	(21,561)	(24,436)
Prepaid expenses and other assets	(18,328)	(16,204)	(4,777)
Accounts payable	2,811	21,905	5,430
Accrued expenses and other liabilities	(21,014)	16,298	34,918
Income taxes payable	(9,256)	9,173	24
Prepaid tuition	(46,639)	10,437	22,242
Other long-term liabilities	(883)	13,924	(4,656)

Net cash provided by operating activities	15,022	204,290	198,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(110,660)	(83,488)	(49,525)
Proceeds from sale of assets	—	—	731
Acquisition of Heald, net of cash acquired	—	(347,299)	—

Net cash used in investing activities	(110,660)	(430,787)	(48,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	457,150	512,062	12,924
Principal repayments on capital lease obligations and long-term debt	(440,643)	(249,898)	(58,291)
Proceeds from exercise of stock options and employee stock purchase plan (including tax benefit of $396, $3,858, and $7,612 for the years ended June 30, 2011, 2010, and 2009, respectively)	1,419	11,480	19,246
Excess tax benefit from share-based compensation	—	1,600	4,701
Purchase of treasury stock	(25,000)	—	—

Net cash (used in) provided by financing activities	(7,074)	275,244	(21,420)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	723	396	(191)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,989)	49,143	128,272
CASH AND CASH EQUIVALENTS, beginning of year	209,419	160,276	32,004

CASH AND CASH EQUIVALENTS, end of year	$107,430	$209,419	$160,276

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$55,852	$99,429	$51,215

Interest paid, net of capitalized interest	$7,604	$4,801	$2,736

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Note 1—Description of the Business and Summary of Significant Accounting Policies

  Description of the Business

        Corinthian Colleges, Inc. (the "Company"), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization.

        As of June 30, 2011, the Company operated 106 colleges in 26 states and 16 colleges in the Ontario, Canada province in the for-profit, post-secondary education industry. All of the Company's U.S. schools are accredited and grant either diplomas or degrees (associate's, bachelor's and master's) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. The Company also offers an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company's schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students in the United States rely on funds received from federal financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

        On January 4, 2010 the Company completed its acquisition of Heald Capital, LLC, a Delaware limited liability company ("Heald") for consideration of $395 million. Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology, and other growing fields, primarily through associate degree programs. Heald College operates 12 campuses and its results are included in the Consolidated Financial Statements from the date of acquisition.

  Fiscal Year

        Each fiscal year ends June 30.

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Corinthian Colleges, Inc. and each of its wholly owned subsidiaries. All intercompany activity and balances have been eliminated in consolidation.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

        The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments and other investments. Securities with maturities of three months or less at the date of purchase are classified as cash equivalents.

  Fair Value of Financial Instruments

        The carrying value of cash and cash equivalents approximates their fair value at June 30, 2011 and 2010. In addition, the carrying value of all borrowings approximate fair value at June 30, 2011 and 2010. The student notes receivable, net, balances are presented within current and non-current assets on the consolidated balance sheets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

  Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts and notes receivable aging and applying various expected loss percentages to certain aged balances based upon historical bad debt experience and consideration of the current economic environment. The Company generally will write-off accounts and notes receivable balances deemed uncollectible. The Company offers a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed.

  Property and Equipment

        Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Furniture and equipment	7 years
Computer hardware and software	3 - 10 years
Leasehold improvements	Shorter of useful life or term of lease
Buildings (owned)	39 years

  Internal Software Development Costs

        The Company capitalizes certain internal software development costs in accordance with accounting guidance which states that costs are amortized using the straight-line method over the estimated lives of the software. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Maintenance and repairs are expensed as incurred. The unamortized computer software costs which are included within the Property and Equipment caption of the Consolidated Balance Sheets, were

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

$65.7 million and $59.9 million at June 30, 2011 and 2010, respectively. The total amount of amortization expense related to capitalized computer software costs recognized within operating expenses on the Consolidated Statements of Operations, was $6.6 million, $5.8 million, and $5.4 million at June 30, 2011, 2010, and 2009, respectively.

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

        The Company does not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria outlined in the accounting guidance on Accounting for Business Combinations, Goodwill and Other Intangible Assets. Curricula continue to be amortized over their useful lives ranging generally from three to fifteen years and Student Relationships were being amortized over its useful life of one year with all amortization expense included in educational services and general and administrative expenses in the accompanying Consolidated Statements of Operations.

        Goodwill is tested annually for impairment during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate that such assets may be impaired. The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The Company performed the goodwill impairment test one level below the operating segment level.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

        Indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value of an intangible asset is less than its carrying amount, an impairment charge is recorded in the consolidated statements of operations. Such testing would include estimating the future cash flows expected to be received from the assets and comparing them to their carrying values. If the estimate of the present value of these future cash flows was below the carrying values of the related assets, the Company would consider the assets to be impaired and take a charge to write down those assets to fair value.

        The determination of estimated useful lives of definite-lived intangible assets and whether or not intangible assets are impaired involves significant judgment. Although the Company believes the goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

        At June 30, 2011 the Company performed its required annual impairment test for goodwill and other non amortizable intangible assets and concluded that book value was below fair market value and accordingly no additional impairment existed. If the Company's stock price remains depressed or declines further, we could incur impairment charges related to the write-down of goodwill and other intangible assets.

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

  Foreign Currency Translation

        The financial position and results of operations of the Company's Canadian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiaries are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included as a component of Stockholders' Equity designated as Accumulated Other Comprehensive Income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency are immediately recognized in earnings.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

  Accumulated Other Comprehensive Income

        The cumulative translation gain (loss) balance for the total operations of the Company included within other comprehensive (loss) income is $2.0 million, $1.1 million, and ($1.7) million as of June 30, 2011, 2010 and 2009, respectively. The cumulative other post employment benefit deferred tax balance for the total operations of the Company included within other comprehensive income is ($0.4) million, ($0.5) million, and ($0.8) million as of June 30, 2011, 2010 and 2009, respectively.

  Revenue Recognition, Accounts Receivable and Prepaid Tuition

        Revenues consist primarily of tuition and fees derived from courses taught in the Company's colleges and schools. Revenues from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. Our pro-rata revenue recognition policy for diploma schools calculates revenue on a daily basis. If a student withdraws from a course or program, the paid but unearned portion of the student's tuition is refunded. Refunds are calculated and paid in accordance with applicable federal, state and institutional refund policies. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amounts are expected to be earned within the next year.

        Students attending the Company's institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs, including any externships) or (ii) "courses" leading to an associate's, bachelor's or master's degree. Costs of "programs" or credit hours for "courses" are clearly identified in the Company's enrollment agreements. At the start of each student's respective "program" or "course" of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or course. The Company recognizes revenue from tuition and fees on a straight-line basis over the relevant period attended by the student of the applicable course or program of study. If a student withdraws from an institution, the Company ceases recognition of revenue and the paid but unearned portion of the student's tuition is refunded. Additionally, to ensure the delivery of education has occurred, either attendance is taken or academic events are conducted at appropriate intervals to ensure that the student is completing his or her respective field of study within the acceptable time period.

  Student Notes Receivable

        Student notes receivable represents loans that have maturity dates that generally range between 12 to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest rate currently charged on all new loans is a fixed rate of 6.8% with an origination fee of 1%. Interest income is recognized on the effective interest method. Origination fees are recognized over the weighted average loan life. Interest income and origination fees are recorded within non-operating (income) expense within the Consolidated Statement of Operations. Revenues related to the issuance of such notes is recognized over the students' applicable course or program period at the net amount expected to be collected on such notes. Any future adjustment to our estimate of collectibility of the notes is recorded as an adjustment to discount expense within revenue.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

  Educational Services

        Educational services include the direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy and supplies expenses, bad debt expense, and other educational related expenses.

  Marketing and Admissions

        Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Advertising costs are charged to expense as incurred except for brochures and media production costs. The brochures and media production costs are recorded as prepaid expenses and charged to expense as consumed or upon the first airing of the advertisement, respectively. Advertising expenses amounted to approximately $173.8 million, $161.4 million, and $150.0 million for the years ended June 30, 2011, 2010 and 2009, respectively.

  Insurance/Self-Insurance

        The Company uses a combination of insurance and self-insurance for a number of risks including claims related to employee health care, workers' compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors and other actuarial assumptions. The Company's loss exposure related to self-insurance is limited by stop loss coverage. The expected loss accruals are based on estimates, and while the Company believes the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

  Segment Information

        The Company's operations are managed in a single reportable operating segment. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2011	2010	2009
	(In thousands)
Revenues from unaffiliated customers
U.S. operations	$1,801,454	$1,679,097	$1,245,507
Canadian operations	67,342	77,095	55,168

Consolidated	$1,868,796	$1,756,192	$1,300,675

Long-lived assets
U.S. operations	$769,176	$892,773	$436,024
Canadian operations	13,542	58,925	54,316

Consolidated	$782,718	$951,698	$490,340

        No one customer accounted for more than 10% of the Company's consolidated revenues or receivables. Revenues are attributed to regions based on the location of customers.

  New Accounting Pronouncements

        In December 2010, the FASB issued guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010; early adoption is not permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial condition or results of operations.

        In May 2011, the FASB issued amended guidance clarifying how to measure and disclose fair value. This new guidance is effective for fiscal years, and interim periods beginning after December 15, 2011. The Company has not yet determined the effect that the adoption of this guidance will have on our financial statements.

        In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

  Concentration of Risk

        The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

        The Company extends credit for tuition to a majority of its students. A substantial portion is repaid through the student's participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education ("ED") requirements. Approximately 88.5%, 89.8% and 88.9% of the Company's U.S. revenues, on a cash basis, without the temporary relief imposed by the HEOA, were collected from funds distributed under Title IV Programs of the Higher Education Act of 1965, as amended (the "HEA") for the years ended June 30, 2011, 2010 and 2009, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status, or termination proceeding which could have a material adverse effect on the Company.

        If any of the Company's institutions were to lose its eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students obtain access to federal student financial aid through an ED prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically apply the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds is from the financial aid program to the student, who then uses those funds to pay for a portion of the cost of their education. The receipt of financial aid funds reduces the student's amounts due to the Company and has no impact on revenue recognition, as the transfer relates to the source of funding for the costs of education which may occur either through Title IV or other funds and resources available to the student.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 2—Discontinued Operations

  Fiscal 2011

        During fiscal year 2011, the Company completed the teach-out of its Fife, WA and Toronto (Central), Ontario campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in the Company's consolidated statements of operations for all prior periods presented. All amounts related to discontinued operations are not material to the consolidated financial statements.

Note 3—Detail of Selected Balance Sheet Accounts

        Prepaid expenses and other current assets consist of the following:

	As of June 30,
	2011	2010
	(In thousands)
Genesis notes program—interest receivable	$5,600	$7,757
Prepaid rent and facilities	9,973	9,307
Prepaid advertising	7,199	8,813
Course materials	3,034	4,218
Heald acquisition related deferred-compensation expense	4,908	3,574
Income tax refund receivable	29,921	—
Tenant receivable allowance	5,122	12,931
Prepaid program fee for sale of notes	5,266	—
Prepaid expenses and other current assets	17,832	18,097

	$88,855	$64,697

        Property and equipment consist of the following:

	As of June 30,
	2011	2010
	(In thousands)
Furniture and equipment	$199,575	$170,370
Computer hardware and software	209,986	170,943
Leasehold improvements	215,044	178,558
Land	12,318	12,318
Buildings	58,510	58,510

	695,433	590,699
Less—accumulated depreciation and amortization	(363,575)	(292,616)

	$331,858	$298,083

        Depreciation expense associated with property and equipment was $71.8 million, $59.0 million and $50.4 million for the years ended June 30, 2011, 2010 and 2009, respectively. The amortization for leasehold improvements included in the totals above, is approximately $21.7 million, $18.8 million and $17.0 million for the years ended June 30, 2011, 2010 and 2009, respectively. The gross cost of assets

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 3—Detail of Selected Balance Sheet Accounts (Continued)

recorded under capital building leases, included above, totaled approximately $16.6 million for the years ended June 30, 2011 and 2010. The accumulated amortization related to these assets is approximately $7.0 million and $6.2 million as of June 30, 2011 and 2010, respectively. The amortization expense associated with these capital lease assets is included in total depreciation expense.

        The changes in the carrying amount of goodwill for the year ended June 30, 2011, were as follows (in thousands):

Goodwill balance as of June 30, 2010	$400,204
Currency translation adjustment	1,872
Acquisitions/Adjustments	(640)
Impairment	(203,561)

Goodwill balance as of June 30, 2011	$197,875

        During fiscal 2011, the Company's market capitalization has steadily declined. Management believes that continued regulatory uncertainties, and the potential impact of new regulations, particularly regulations regarding gainful employment, have had a sustained negative impact on Company's stock price , and consequently, the Company's market capitalization. During the second quarter of fiscal 2011, the Company's market capitalization was below book value, which the Company considered an indicator of impairment. Consequently, the Company performed an interim impairment test on goodwill and other indefinite-lived intangible assets.

        The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The Company performed the goodwill impairment test one level below the operating segment level. The results of the interim impairment test indicated that the fair value of two of the Company's reporting units with identified goodwill of $203.6 million was less than their carrying value. Accordingly, the Company estimated the implied fair value of the goodwill of these reporting units by allocating the fair value of the reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. As a result of this analysis, the Company determined that the current fair value of the goodwill in these reporting units was $0, and accordingly recorded an impairment charge of $203.6 million, the majority of which was non-deductible for tax purposes.

        The Company determined the fair value of its reporting units using a combination of an income approach, based on discounted cash flow ("DCF"), and a market-based approach. The DCF incorporated management's cash flow projections and a terminal growth assumption. This amount was then discounted using a weighted average cost of capital (WACC) which considered the Company's costs of debt and equity, as well as a specific risk premium which takes into account industry and regulatory risk factors. The Company then reconciled the calculated fair value of its reporting units to its market capitalization, including a reasonable premium, as another consideration in assessing fair value.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 3—Detail of Selected Balance Sheet Accounts (Continued)

        The average WACC, terminal growth rate, and revenue growth rate used in determine the fair value of the reporting units with a goodwill impairment at December 31, 2010 were 21.0%, 1.8%, and 3.6%, respectively.

        The remaining goodwill of $197.9 million relates to the Heald acquisition in January 2010. The Company's interim and annual impairment tests of the Heald goodwill or of indefinite lived intangible assets did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, the Company assumes a WACC of 10.9%, revenue growth rates ranging from 3.4% to 8.0% for 2012 to 2014 and a terminal growth rate of 4%. Although the Company believes it has made reasonable and supportable estimates in connection with its impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

        Subsequent to June 30, 2011, the Company's stock price and market capitalization continued to decline and at August 18, 2011 was $2.52 as compared to $4.26 at June 30, 2011. Should the Company's stock price remain depressed or decline further, the Company could incur additional impairment charges to write-down of all or a portion of its goodwill and other intangible assets. Additionally, the fair value measure of accounting for financial instruments establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The implied fair value of goodwill was determined using Level 3 inputs included in our discounted cash flow valuation method. The fair value of the impairment charge is determined to be non-recurring.

        Other intangibles, net consist of the following:

	As of June 30,
	2011	2010
	(In thousands)
Other Intangibles, net:
Non-amortizable intangibles:
Accreditation	$109,872	$109,862
Trade names	71,532	71,532

Non-amortizable intangibles	$181,404	$181,394

Amortizable intangibles, net:
Curriculum	$19,085	$18,977
Student Relationships	—	10,869
Other	1,540	1,540

Amortizable intangibles	$20,625	$31,386
Less—accumulated amortization	(18,880)	(23,104)

Amortizable intangibles, net	$1,745	$8,282

Other intangibles, net	$183,149	$189,676

        Amortization expense associated with intangibles was $6.6 million, $6.4 million and $1.4 million for the years ended June 30, 2011, 2010 and 2009, respectively. Curriculum is amortized over a range of

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 3—Detail of Selected Balance Sheet Accounts (Continued)

five to fifteen years. Student relationships were amortized over one year. The total remaining weighted-average amortization period for intangible assets subject to amortization is approximately 2.7 years as of June 30, 2011. Additionally, included in intangible amortization, the Company recognized non-compete agreement expense totaling approximately $0.2 million for the years ended June 30, 2011, 2010 and 2009.

        As of June 30, 2011, estimated future amortization expense is as follows (in thousands):

2012	$800
2013	453
2014	332
2015	160

Total	$1,745

        Accrued expenses consist of the following:

	As of June 30,
	2011	2010
	(In thousands)
Accrued advertising	$11,318	$12,632
Accrued legal expenses	826	952
Income tax payable	—	9,189
Impairment, facility closing and severance accrual	2,004	—
Other	6,270	6,516

	$20,418	$29,289

Note 4—Student Notes Receivable

        Historically, the Company had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that the Company pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. The Company have historically referred to these types of loans as "discount loans," since the Company incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, the Company were not at risk for the amounts agreed to by them and the service providers but were not entitled to any proceeds collected by the service providers in excess of this amount. Therefore the Company had recorded this discount as a reduction to revenue.

        In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. ("Genesis"), which specializes in subprime credit. Under this Genesis program

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 4—Student Notes Receivable (Continued)

the Company pays a discount to the origination and servicing provider for any loans purchased by Genesis and records the discount as a reduction to revenue. The Company then has both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of the agreement. Since the Company initiated the Genesis program, the Company has acquired all of the loans that have been originated. Therefore, the Company is currently exposed to any credit defaults by students but retains all amounts collected from the students under the current program.

        On June 29, 2011, the Company entered into a loan origination agreement with ASFG, LLC ("ASFG") for the purpose of creating a new private education discount loan program for the Company's students. Under the loan origination agreement, ASFG intends to fund new student loans over the next two years. Under this education loan program, Genesis will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. The ASFG loan program will be made available to Corinthian students starting in the first quarter of fiscal 2012.

        This ASFG loan program has characteristics similar to the Company's previous "discount loan" programs. As with the Company's previous discount loan program, under this ASFG program the Company will pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue over the period of instruction. However, unlike the previous discount loan programs, under this new discount program the Company has no right or obligation to acquire the related loan upon origination. Pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. Under this backup loan purchase agreement, the Company's maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects its ultimate risk under this loan program to be substantially similar to the risks it faces under its existing discount loan program.

        Under the loan origination agreement, the Company is required to pay certain discount, transaction, management, origination and default aversion and other ancillary fees to ASFG of approximately $17-19 million per year. The loan origination agreement contains standard representations, warranties and covenants made by each party, as well as limited termination rights and customary events of default.

        Separately, the Company sold to ASFG, on a non-recourse basis, part of its current portfolio of student loans for $24.3 million. In the fourth quarter of fiscal 2011, the Company incurred a one-time impairment charge of approximately $6.9 million associated with the sale of these loans. The impairment charge is primarily due to the write-off of imputed interest.

        Student notes receivable represent loans that have maturity dates that generally range between 12 to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest rate currently charged on all new loans is a fixed rate of 6.8% with an

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 4—Student Notes Receivable (Continued)

origination fee of 1%. Included in the consolidated balance sheet at June 30, 2011 and June 30, 2010 is $77.1 million and $68.2 million of notes receivable, respectively.

	June 30, 2011	June 30, 2010
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$195,383	$122,805
Less allowance for doubtful accounts	(26,500)	(27,533)

Accounts receivable, Net	168,883	95,272

Student notes receivable:
Student notes receivable, Gross	$154,952	$129,058
Less allowance for doubtful accounts	(77,846)	(60,835)

Student notes receivable, Net	77,106	68,223

        The increase in accounts receivable at June 30, 2011 compared to June 30, 2010 was primarily due to the Company not drawing down approximately $87.0 million of Title IV funds as of June 30, 2011 (which was subsequently collected in July 2011).

        The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The loan reserve methodology is reviewed annually during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a change to methodology is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during fiscal 2011. In fiscal 2011, the Company has charged-off $55.3 million of Genesis notes net of recoveries. The charge-off is recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance.

	Balance at Beginning of Year	Charged to Statement of Operations	Deductions	Balance at End of Year
	(In thousands, continuing and discontinued operations)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2009	$39,309	$111,723	$(125,616)	$25,416
Year ended June 30, 2010	25,416	96,565	(94,448)	27,533
Year ended June 30, 2011	27,533	98,429	(99,462)	26,500
Student notes receivable:
Year ended June 30, 2009	$9,060	$45,785	$(25,667)	$29,178
Year ended June 30, 2010	29,178	67,023	(35,366)	60,835
Year ended June 30, 2011	60,835	72,267	(55,256)	77,846

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 4—Student Notes Receivable (Continued)

        The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 50.2% to 53.2% or $77.8 million to $82.5 million would result in an increase in pre-tax loss from continuing operations of $4.7 million as of June 30, 2011. Recoveries for all periods presented are not material.

        Included within the Consolidated Statement of Operations, under the caption "Other (income) expense," for fiscal years ended June 30, 2011, 2010, and 2009 is net other income (loss) of $3.3 million, $3.9 million, and ($0.6) million, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income and loan origination fees, partially offset by costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

        Generally, a student receivable balance is written off once it reaches greater than 180 days past due.

        Although the Company analyzes past due receivables, it is not practical to provide an aging of non-current student receivable balances as a result of the methodology utilized in determining our earned student receivable balances. Student notes receivables are recognized on the Company's consolidated balance sheets as they are earned over the course of a student's program and/or term, and therefore cash collections are not applied against specifically dated transactions.

Note 5—Business Acquisitions/Dispositions

  Fiscal 2010

        On January 4, 2010, the Company completed its acquisition of Heald, SP PE VII-B Heald Holdings Corp., a Delaware corporation ("SP Holdings"), and SD III-B Heald Holdings Corp., a Delaware corporation ("SD Holdings"; each of SP Holdings and SD Holdings individually, a "Holding Company" and, collectively, the "Holding Companies"). The transaction was completed in accordance with a Securities Purchase and Sale Agreement, dated October 19, 2009 (the "Purchase Agreement"), by and among the Company, Heald, SP Holdings, SD Holdings, the individuals and entities set forth on Exhibit A of the Purchase Agreement (the "Sellers" and, each individually, a "Seller") and Heald Investment, LLC, a Delaware limited liability company, as the Sellers' Representative. Pursuant to the Purchase Agreement, the Company acquired all of the limited liability company membership interests in Heald ("Membership Interests") by purchasing all of the outstanding capital stock of each of the Holding Companies and by purchasing Membership Interests directly from the Sellers, for total consideration of $395 million. The consideration paid was financed via existing cash and borrowings against the Company's line of credit in the amount of $224 million. The Company believes the acquisition is strategic given the experienced management team, strong operating metrics, regional accreditation and diverse program offerings and through its expertise and financial commitments it will be able to continue to grow the student population and program offerings. The Company incurred $4.0 million in acquisition related costs which are included in general and administrative expenses in fiscal 2010.

        Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 5—Business Acquisitions/Dispositions (Continued)

fields, primarily through associate degree programs. Heald College operates 12 campuses and had approximately 17,566 students at June 30, 2011.

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

	Year-ended June 30
	2010	2009
	Unaudited	Unaudited
Revenues	$1,855,756	$1,452,472
Income from Continuing Operations	150,821	71,618
Net income	150,889	69,175
Earnings per Share:
Basic	$1.72	$0.80
Diluted	$1.70	$0.79

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 5—Business Acquisitions/Dispositions (Continued)

        The Heald acquisition yielded a $10.3 million intangible asset related to student relationships with a useful life of twelve months with actual amortization beginning January 4, 2010 and completing December 31, 2010. The student relationship is amortized on a straight-line basis and included within educational services within the Consolidated Statement of Operations. The actual results for the years-ended June 30, 2011 and 2010 contain student relationship amortization of approximately $5.2 million. Included within the pro forma information presented within operating income is student relationship amortization of $5.1 million and $10.3 million for years-ended June 30, 2010 and 2009, respectively.

        Included within working capital at the date of acquisition was cash of $20.9 million and accounts receivable of $4.6 million, net of an allowance for doubtful accounts of $6.1 million.

Note 6—Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations consist of the following:

	June 30, 2011	June 30, 2010
	(In thousands)
Credit facility obligations, with interest at 3.3% per annum at June 30, 2011	$303,100	$284,280
Mortgage facility obligations, with interest at 4.0% per annum at June 30, 2011	15,088	15,818
Capital lease obligations	13,604	14,161

	331,792	314,259
Less—current portion of credit facility obligations	(730)	(730)
Less—current portion of capital lease obligations	(628)	(525)

	$330,434	$313,004

        The Company leases certain facilities under capital leases, which require monthly lease payments of approximately $0.2 million. The leases have interest rates ranging from 7.5% to 11.7% and expire through January 2027.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 6—Long-Term Debt and Capital Lease Obligations (Continued)

        Principal payments due under the long-term debt arrangements and future minimum lease payments under the capital lease obligations discussed above are as follows:

Fiscal Years Ending June 30,	Capital Lease Obligations	Credit Facility Obligations	Total
	(In thousands)
2012	$2,040	$730	$2,770
2013	2,055	317,458	319,513
2014	2,070	—	2,070
2015	2,070	—	2,070
2016	2,070	—	2,070
Thereafter	12,757	—	12,757

	23,062	318,188	341,250
Less—portion representing interest	(9,458)	—	(9,458)

Present value of minimum lease payments	13,604	318,188	331,792
Less—current portion	(628)	(730)	(1,358)

Total	$12,976	$317,458	$330,434

        On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Facility") with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers' acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education ("ED") financial responsibility composite score ratio. As of June 30, 2011, the Company was in compliance with all of the covenants. As of June 30, 2011, the credit facility had borrowings outstanding of $303.1 million and approximately $10.3 million to support standby letters of credit. The credit facility is secured by the stock of the Company's significant operating subsidiaries and it is guaranteed by the Company's present and future significant operating subsidiaries. Average daily borrowings outstanding amounted to $187.8 million in fiscal 2011, $57.8 million in fiscal 2010 and $25.1 million in fiscal 2009.

        Long-term debt also includes a term loan credit facility (the "Mortgage Facility") dated March 24, 2009 between the Company's wholly-owned subsidiary, Heald Real Estate, LLC ("Heald Real Estate"),

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 6—Long-Term Debt and Capital Lease Obligations (Continued)

and Bank of America, N.A. ("B of A") that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the "Heald Guarantors"). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the "1st Amendment and Waiver"), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian's syndicated Credit Facility will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate, entered into an Amended and Restated Credit Agreement (the "Amended Heald Credit Agreement") with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company's Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of June 30, 2011 was approximately $15.1 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate's option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Company had the intent and ability to extend the terms and has classified the liability as long-term as of June 30, 2011. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at June 30, 2011.

Note 7—Common Stockholders' Equity

  Preferred Stock

        The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2011 and 2010, there were no outstanding shares of preferred stock.

  Common Stock

        The Company's issued and outstanding common stock is entitled to one vote per share on all matters.

        Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 7—Common Stockholders' Equity (Continued)

  Employee Stock Purchase Plan

        In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the ESPP. At June 30, 2011, employees had purchased 913,708 shares and 1,086,292 shares were still available for purchase under the ESPP.

  Stock Options and Restricted Stock Units ("RSUs")

        The Company maintains the Corinthian Colleges, Inc. 1998 Performance Award Plan, as amended, (the "1998 Plan"), which has been approved by the Company's stockholders. On November 20, 2003, the Company's stockholders approved the Company's 2003 Performance Award Plan, amendments and restatements of which were approved by the Company's stockholders on November 17, 2005 and November 15, 2010 (as amended and restated, the "2003 Plan"), which authorized the issuance by the Company of up to the sum of (a) 16,300,000 additional shares of the Company's Common Stock, plus (b) the number of any shares subject to stock options granted under the 1998 Plan which expire or for any reason are cancelled or terminated without being exercised after the adoption of the 2003 Plan, plus (c) the number of any shares subject to stock options granted under the 2004 Plan which expire or for any reason are cancelled or terminated without being exercised after the termination of the 2004 Plan. When the 2003 Plan was approved by the Company's stockholders, the Company's ability to grant new awards under the 1998 Plan terminated, but did not affect awards then outstanding under the 1998 Plan. On November 17, 2004, the Company's Board of Directors also approved the Company's 2004 New Hire Plan (the "2004 Plan") (the 1998 Plan, the 2003 Plan and the 2004 Plan are collectively referred to as the "Plans"), which authorized the issuance of up to 265,000 additional shares of the Company's Common Stock, but only as an inducement material to the award recipient's entering into employment with the Company and only if the recipient was not previously an employee or director of the Company (or following a bona fide period of non-employment). When the 2003 Plan amendment and restatement was approved in November 2005, a resolution was passed by the Board of Directors that terminated the Company's ability to grant new awards under the 2004 Plan, but did not affect awards then outstanding under the 2004 Plan.

        As of June 30, 2011, the number of stock options, stock units, stock appreciation rights or other common stock-based securities available for future grant to directors, officers, employees and other eligible persons were 5,542,823 under the 2003 Plan. Options granted under the Plans were issued at exercise prices ranging from $4.30 - $33.83 per share and have expiration dates not longer than 10 years. RSUs can be settled only by delivery of the Company's Common Stock. Options and RSUs generally vest over a period of one to four years.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on combining and weighting implied market volatilities and the Company's historical volatility. The Company uses historical data to estimate forfeitures and years until exercise within the valuation model. The Company's estimate of forfeitures is adjusted if actual forfeitures differ from its estimates,

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 7—Common Stockholders' Equity (Continued)

resulting in the recognition of compensation costs only for those awards that actually vest. If factors change and different assumptions are employed in future periods, the stock-based compensation expense that the Company records may differ from what was recorded in the previous period.

        The expected life of options granted represents the period of time for which the options are expected to be outstanding. The risk-free interest rate is derived from the U.S. treasury yield curve in effect at the date of grant. The Company's policy is not to pay cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option pricing model.

	Fiscal Year Ended June 30,
	2011	2010	2009
Risk-free rate	1.6%	2.4%	3.0%
Expected years until exercise	4.7 years	4.7 years	4.9 years
Expected stock volatility	56.7%	48.2%	53.4%
Expected forfeiture rate	14.0%	16.8%	15.9%
Expected dividend rate	—	—	—

        A summary of the status of the Company's stock options is presented below:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2010	$10,317	$15.73
Stock options granted during the year	2,495	4.67
Stock options exercised	—	—
Forfeitures or expired	(2,127)	10.64

Outstanding at June 30, 2011	10,685	14.16	3.6	$—

Exercisable at June 30, 2011	$7,494	$16.04	2.8	$—

        The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $4.26 as of the end of fiscal 2011, which would have been received by the option holders had all option holders exercised their options as of that date. As of the date of exercise, the total intrinsic value of options exercised in fiscal 2011, 2010, and 2009 was $0, $6.6 million, and $15.9 million, respectively.

        The weighted-average fair value of stock options granted during fiscal 2011, 2010, and 2009 was $2.24, $8.02, and $6.52 per share, respectively.

        As of June 30, 2011, there was $11.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during fiscal year fiscal 2011, 2010, and 2009, was $9.7 million, $13.7 million and $11.4 million, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 7—Common Stockholders' Equity (Continued)

        During fiscal year 2011, the Company issued no shares in connection with the exercise of stock options. The stock options exercisable at June 30, 2011, 2010, and 2009 were 7,493,844, 6,417,778, and 5,991,878 respectively.

        During fiscal 2011, the Company granted 592,266 RSUs with a weighted average fair value of $4.32. As of June 30, 2011, there were 646,764 RSUs outstanding.

        During fiscal year 2011, the Company incurred a tax shortfall related to vesting of the RSU's in the amount of $2.2 million. Additionally, the Company issued 0.2 million shares of common stock from employee stock purchase plan for additional paid-in capital of $1.1 million. These amounts are netted within additional paid-in capital in the Consolidated Statements of Stockholders' equity.

  Shares Reserved for Future Issuance

        At June 30, 2011, the Company has reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of the ESPP and future issuances of stock options under the 2003 Plan (in thousands):

Fiscal Year Ended June 30, 2011
(in thousands)
Reserved for ESPP stock	1,086
Reserved for stock options and RSUs outstanding and available for grant	5,543

Total	6,629

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

        The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Fiscal Years Ended June 30,
	2011	2010	2009
	(In thousands)
Basic common shares outstanding	85,388	87,696	86,121
Effects of dilutive securities:
Stock options and restricted stock units	—	1,011	1,396

Diluted common shares outstanding	85,388	88,707	87,517

        The Company had 11.3 million, 9.8 million, and 9.0 million shares that were anti-dilutive for the fiscal years ended June 30, 2011, 2010, and 2009, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 8—Weighted Average Number of Common Shares Outstanding (Continued)

        During July 2010, the Company's Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. The Company plans to repurchase shares on the open market or in private transactions from time to time, depending on the company's cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of June 30, 2011 the Company had repurchased 3,917,200 shares at an average price of $6.38 under this program. No shares were repurchased in fiscal years 2010 or 2009.

Note 9—Income Taxes

        Geographic sources of (loss) income from continuing operations before income tax are as follows:

	Fiscal Years Ended June 30,
	2011	2010	2009
	(In thousands)
U.S. operations	$(38,489)	$233,305	$115,258
Canadian operations	(48,724)	7,826	1,977

Total (loss) income from continuing operations before income taxes	$(87,213)	$241,131	$117,235

        The components of the income tax provision from continuing operations are as follows:

	Fiscal Years Ended June 30,
	2011	2010	2009
	(In thousands)
Current provision
Federal	$10,686	$102,366	$46,354
State	6,459	16,423	9,040

	17,145	118,789	55,394

Deferred provision
Federal	9,546	(24,462)	(7,890)
State	(3,992)	(2,244)	(1,783)
Foreign	(217)	3,145	311

	5,337	(23,561)	(9,362)

Total provision for income taxes	$22,482	$95,228	$46,032

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 9—Income Taxes (Continued)

        Actual income tax provision differs from the income tax provision from continuing operations computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2011, 2010 and 2009 to income before provision for income taxes as follows:

	Fiscal Years Ended June 30,
	2011	2010	2009
	(In thousands)
Provision at the statutory rate	$(30,524)	$84,396	$41,032
State income tax provision, net of federal benefit	2,481	9,087	4,565
Permanent items	1,465	1,374	1,130
Change in unrecognized tax benefits	(677)	128	97
Goodwill write-down	48,416	—	—
Foreign taxes	2,894	(132)	(37)
Other	(1,573)	375	(755)

	$22,482	$95,228	$46,032

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 9—Income Taxes (Continued)

        The components of the Company's deferred tax asset and liability are as follows:

	As of June 30,
	2011	2010
	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$11,769	$12,948
Accrued vacation	9,573	8,129
State taxes	(182)	4,306
Workers' compensation accrual	2,047	1,649
Loan reserve	10,581	6,601
Prepaids	(2,998)	(5,634)
Bonus accrual	2,521	15,930
Other	4,572	3,662

Current deferred tax asset	37,883	47,591
Non-current deferred tax asset (liability):
Deferred rent	449	515
Depreciation	3,458	2,673
Acquisition intangibles	(123)	(144)

Non-current deferred tax asset	3,784	3,044

Notes receivable allowance for doubtful accounts	21,335	16,324
Stock compensation cost	13,218	11,932
Deferred rent	7,743	5,389
Accrued rent	9,974	9,111
Depreciation	(32,667)	(13,766)
Acquisition intangibles	(21,675)	(38,625)
Capital assets	(18,469)	(14,754)
Other	1,976	1,781

Non-current deferred tax liability	(18,565)	(22,608)

Net Deferred Tax Asset	$23,102	$28,027

        The Company has acquired various companies which had net operating loss carryovers at acquisition. As of June 30, 2011, substantially all of the federal and state net operating loss carry forwards had been fully utilized. During fiscal 2010, the Company utilized its remaining Canadian non-capital loss carryovers.

        The Company's current intent is to re-invest in Canada all earnings from Everest Canada. Accordingly, no deferred taxes have been provided on the Canadian un-remitted earnings.

        The Company has tax deductible goodwill in the amount of $172.5 million as of June 30, 2011. During fiscal 2011, 2010 and 2009, $(38.5) million, $233.3 million and $115.3 million, respectively, of the Company's (loss) income from continuing operations was generated in the United States.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 9—Income Taxes (Continued)

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

        The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Fiscal years ended June 30,
	2011	2010	2009
Balances at beginning of year	$3,437	$658	$3,076
Increase (decrease) in unrecognized tax benefits	(422)	2,779	(2,468)
Other	—	—	50

Balances at end of year	$3,015	$3,437	$658

        As of June 30, 2011, 2010, and 2009 the total amount of unrecognized tax benefits was $3.0 million, $3.4 million, and $0.7 million, respectively. As of June 30, 2011, 2010, and 2009, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized is $2.7 million, $2.7 million, and $0.4 million, respectively. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is approximately $1.5 million.

        The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest expense and penalties in income tax expense in its Consolidated Statement of Operations. As of June 30, 2011 and 2010, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Financial Position was $0.5 million and $0.4 million, respectively.

        The Company may be subject to examination by the Internal Revenue Service ("IRS") for fiscal years 2007 through 2011. The Company is also subject to examination in various state and foreign jurisdictions for the 2004-2011 fiscal years.

        During June 2010, the IRS contacted the Company regarding an examination of fiscal 2008 and 2009. The Company expects to settle the examination during fiscal 2012. Based on the preliminary results the Company believes it has adequately provided for the tax obligations related to these years. During the third quarter of fiscal 2011, the Company settled a California FTB examination which included fiscal years 1999-2006. The result was a tax refund of $0.7 million, excluding an interest refund of $0.1 million.

Note 10—Impairment, Facility Closing, and Severance Charges

        In fiscal 2011, the Company incurred impairment and severance charges of $220.1 million. Of that amount, the Company incurred a goodwill impairment charge of $203.6 million (See Note 3 for further discussion). Additionally, in fiscal 2011, the Company incurred severance costs of $9.6 million as well

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 10—Impairment, Facility Closing, and Severance Charges (Continued)

as, an impairment of $6.9 million related to the sale of Genesis notes sold to ASFG, see Note 4 for further discussion.

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

        The components of the charges and the related balance sheet accounts for fiscal year 2011 and 2010 were as follows and includes discontinued operations (in thousands):

	Goodwill Impairment	Loss on Sale of Notes	Severance and Benefits	Facility Related	Total
Balance at June 30, 2009	$—	$—	$694	$1,117	$1,811
Adjustments*	—	—	—	859	859
Cash payments	—	—	(694)	(746)	(1,440)

Balance at June 30, 2010	$—	$—	$—	$1,230	$1,230
Charges	203,562	6,894	9,602	896	220,954
Adjustments	—	—	—	78	78
Cash payments			(9,164)	(614)	(9,778)
Asset writedowns	(203,562)	(6,894)	—	—	(210,456)

Balance at June 30, 2011	$—	$—	$438	$1,590	$2,028

*
During the prior year the amount was included within discontinued operations as a liability held for sale.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

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

Operating Leases
(In thousands)
2012	$105,616
2013	96,921
2014	79,593
2015	65,445
2016	54,998
Thereafter	204,642

$607,215

        Lease expense (facility and equipment) for the fiscal years ended June 30, 2011, 2010 and 2009 amounted to $100.9 million, $85.7 million and $74.9 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying Consolidated Statements of Operations.

  Legal Matters

        In the ordinary conduct of its business, the Company and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students, employment-related matters, business disputes and regulatory demands. In some of the lawsuits and arbitrations pending against the Company, including matters not disclosed below, the plaintiffs seek certification of the matter as a class action or collective action in order to represent other similarly-situated persons. Except as disclosed below, none of the matters currently pending against the Company in which plaintiffs seek class certification has yet been certified as a class action or collective action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. Information is provided below regarding the nature of each potentially material claim where the likelihood of loss is probable or reasonably possible. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company has accrued a liability for the loss. When a loss is not both probable and estimable, the Company does not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, the Company determines whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. For the matters described below, the Company has either established an accrual that is immaterial, or has determined that a loss is reasonably possible but that it is not possible to provide a reasonable estimate of the amount of loss or the range of possible losses with respect to the matter. There can be no

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

assurance that the ultimate outcome of any of the matters threatened or pending against the Company, including those disclosed below, will not have a material adverse effect on the Company's financial condition or results of operations.

  False Claims Act Qui Tams

        On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the "relator") on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the "HEA") regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company's Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government's recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and the Company opposed that appeal. On August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court's dismissal, and remanded with instructions to permit the relator to amend the complaint. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously.

  Securities and Derivative Litigation

        On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company's common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company's business and prospects during the putative class period, causing the plaintiffs to purchase the Company's common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys' fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs have intervened in the lawsuit and have petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs have filed an amended consolidated complaint, and the Company has filed a motion to dismiss the consolidated action. The Company believes the complaints are without merit and intends to defend itself and its current and former officers vigorously.

        On October 19, 2010, a shareholder derivative complaint captioned David Realty Company, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the then-current members of the Company's Board of Directors, plus Ken Ord and Matt Ouimet, both of whom are current or former officers of the Company, and against the Company as a nominal defendant. On October 22, 2010, a second shareholder derivative complaint captioned Jake Vale, derivatively on behalf of Corinthian Colleges, Inc., v. Paul St. Pierre, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company's Board of Directors, plus Ken Ord, and against the Company as a nominal defendant. Both derivative complaints are based on factual allegations similar to those alleged in the Karam federal securities complaint identified above. The David Realty Company complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, and breach of fiduciary duty for insider selling and misappropriation of information; the Vale complaint asserts causes of action for violation of Section 14(a) of the 1934 Exchange Act, breach of fiduciary duty, unjust enrichment, and indemnification and contribution. These matters have now been consolidated in the United States District Court for the Central District of California in a matter captioned In re: Corinthian Colleges, Inc. Shareholder Derivative Litigation, and the Company and the individual defendants have filed a motion to dismiss the consolidated action. The Company and the individual defendants believe the complaint is without merit, and the Company intends to defend this matter vigorously.

  Student Litigation

        On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company's WyoTech Fremont campus. The arbitration demand alleges violations of California's Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company's WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys' fees and costs. The Company never operated any HVAC programs at the Company's WyoTech Oakland campus during its ownership of that campus. The arbitrator is considering whether the arbitration provision in the former students' enrollment agreement is susceptible to class-wide resolution. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

        On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition named thirteen former students of three Dallas-area Everest campuses as plaintiffs and did not seek certification as a class action. The plaintiffs alleged violations of Texas' Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs sought recovery of compensatory and exemplary damages and attorneys' fees. The action in Dallas County District Court has been ordered to arbitration, where individual arbitration demands have been filed. The plaintiffs' attorneys have also informed us they represent a total of approximately one—hundred-and-fifty current or former students upon whose behalf they may file litigation or arbitration demands, and have filed arbitration demands with respect to a total of seventy-two students. Of the first four cases in which arbitration hearings have been conducted and judgments returned, the Company received a complete defense verdict in three cases and the plaintiff received an immaterial arbitration award in the other case. Three other plaintiffs' cases have been dismissed with prejudice. The Company believes these arbitration claims are without merit and intends to continue vigorously defending itself.

        On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company's Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre- and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. On July 26, 2010, the Court ordered the matter to binding arbitration, and the plaintiff has filed a putative class action demand in arbitration. The arbitrator has ruled that the arbitration provision in the former student's enrollment agreement is susceptible to class-wide resolution, but has not yet addressed whether a class should be certified. The Company has appealed the clause-construction decision and the case has been stayed pending the appeal. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

        On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs are thirty-three individuals who purport to be current and/or former students of the Company's Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleges breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company's medical assisting program at the Merrionette Park campus. The plaintiffs seek to certify a class composed of all persons who enrolled in the Company's Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and seek actual and compensatory damages on behalf of such persons, costs and attorneys' fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deems proper. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted. Thirty-one plaintiffs have now filed individual demands in arbitration. The Company believes these matters are without merit and intends to defend itself and its subsidiary vigorously.

        During the second, third and fourth quarters of fiscal 2011, the Company has experienced an unprecedented increase in putative class action lawsuits by former students. In all of these cases, the plaintiffs and their counsel seek to represent a class of "similarly situated" people as defined in the complaint. The Company believes these lawsuits are largely the result of negative publicity—and aggressive lawyer recruitment of potential clients—surrounding the Department of Education's ("ED's") rulemaking efforts, the Senate HELP Committee hearings, the Government Accountability Office ("GAO") report, and other related matters described elsewhere in this Report on Form 10-K. In virtually all of the following cases, the plaintiffs cite testimony from the HELP Committee hearings, the GAO report, public statements by elected officials and/or other negative media coverage in their complaints, although the locations of the students, the specific allegations, and the nature of their claims differ. The Company believes all of the following complaints are contractually required to be resolved in individual arbitrations between the named students and the Company, and the Company

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

has moved, or will move, to compel these cases to arbitration. The following is a brief summary of such matters:

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought; Status Update	Description of Putative Class
December 20, 2010	Jacquel Kimble; Everest College in Hayward, California	U.S. District Court, Northern District of California	Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, certifications and career placement; Alleged violation of California's Unfair Competition Law and California's Consumer Legal Remedies Act; Complaint seeks class certification, restitution and injunctive relief; Matter compelled to arbitration.	All persons who attended any Everest College campus in the United States during the applicable statute of limitations period
January 24, 2011	Kevin Ferguson; Everest Institute in Miami, Florida	U.S. District Court, Central District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging breach of implied contract, breach of implied covenant of good faith and fair dealing, violation of California's Business and Professions Code, violation of California's Consumer Legal Remedies Act, negligent misrepresentation and fraud; Complaint seeks class certification, injunctive relief, restitution, disgorgement, punitive damages, attorneys' fees and costs of suit; Consolidated with the Muniz case identified below; the Company has filed a motion to compel arbitration.

All persons who attended any Everest institution in the United States or Canada from January 24, 2005 to the present; all persons who attended any Heald institution from January 24, 2009 to the present

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought; Status Update	Description of Putative Class
February 17, 2011	Sandra Muniz; Heald College campuses in Rancho Cordova and Roseville, California	U.S. District Court, Central District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging fraud, negligent misrepresentation, violation of the unfair trade practices act, violation of the false advertising act, violation of the California's Consumer Legal Remedies Act, breach of implied contract, and breach of the implied covenant of good faith and fair dealing; Complaint seeks declaratory and injunctive relief, class certification, restitution and disgorgement, punitive damages, costs of suit, attorneys' fees and other relief; Matter consolidated with Ferguson case identified above; the Company has filed motion to compel arbitration.

All persons in the United States and Canada who attended any Everest institution from January 31, 2005 to the present; and all persons in the United States who attended any Heald institution from January 31, 2009 to the present

February 28, 2011	Laura Irizarry; Everest University in Tampa, Florida	U.S. District Court, Middle District of Florida

Alleged misrepresentations by specific admissions representative at a specific campus about accreditation, transferability of credit, costs and fees, and efforts to assist graduates in obtaining licenses, certificates and employment; Causes of action alleging violation of Florida's deceptive and unfair trade practices act; Complaint seeks class certification, damages, injunctive relief, imposition of a constructive trust on funds obtained, attorney's fees and costs and other relief, and declaratory judgment regarding arbitration; the matter was voluntarily dismissed without prejudice.

All persons in Florida who paid tuition or costs and completed any program or courses at any Everest institution during the four-year period prior to the filing of the complaint

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought; Status Update	Description of Putative Class
March 7, 2011	Sharon Jalanic-Reed and Lynell Graves, Everest College, West Los Angeles, California	California State Court, Los Angeles County

Alleged misrepresentations by specific admissions representative at a specific campus and other misconduct related to admissions practices, and disclosures regarding accreditation, transferability of credit and outcomes of graduates; Causes of action alleging violation of the California Consumer Legal Remedies Act, false advertising and unfair business practices under California's Business and Professions Code, fraudulent and negligent misrepresentations, constructive fraud and breach of contract; Complaint seeks class certification, declaratory relief regarding enforceability of arbitration agreement, damages, injunctive relief, restitution, disgorgement of profits, imposition of a constructive trust, punitive damages, attorneys' fees and costs, and other relief; the matter was voluntarily dismissed without prejudice.

All persons who completed courses and/or received credits from Everest at any campus in the State of California during the four years prior to filing of the complaint

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought; Status Update	Description of Putative Class
March 11, 2011	Noravel Arevalo and fourteen former students at the Company's Everest College location in Alhambra, California	American Arbitration Association

Alleged misrepresentations by specific admissions representatives at a specific campus and unlawful business practices in the licensed vocational nursing program in Alhambra, CA; Causes of action alleging violation of the California Consumer Legal Remedies Act, fraud, breach of contract, violation of California's former Private Postsecondary and Vocational Education Reform Act, violation of the Racketeer Influenced and Corrupt Organizations Act, violation of California's Business and Professions Code; Complaint seeks class certification, injunctive relief, damages, restitution and disgorgement, civil penalties, punitive damages, treble damages, attorneys' fees and expenses, costs of suit and other relief; plaintiffs and the Company are in the process of selecting arbitrators for these matters.

All persons who enrolled in the Everest College, Alhambra, CA Vocational Nursing classes of 2007-08 and 2008-09

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought; Status Update	Description of Putative Class
April 22, 2011	Kenneth Stockman; Everest College in Reseda, California	U.S. District Court, Central District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, and career placement and earnings prospects of graduates; Alleged violation of California's Unfair Competition Law and California's Consumer Legal Remedies Act, alleged fraudulent and negligent misrepresentation, alleged constructive fraud, alleged unlawful and unconscionable arbitration clause, and breach of contract; Complaint seeks class certification, restitution and injunctive relief, damages, punitive damages, statutory damages, disgorgement of profits, a declaration that arbitration provisions are null and void, and attorneys' fees and costs; the matter was voluntarily dismissed without prejudice.

All persons who completed courses and/or received credits from Everest in the United States during the four years prior to the filing of the complaint

        The Company intends to defend itself and its subsidiaries vigorously in all of these matters.

  Employee Litigation

        On November 17, 2008, an action captioned Mary Credille and Roger Madden, on behalf of all similarly situated current and former employees, v. Corinthian Colleges et al., was filed in the U.S. District Court for the Northern District of Illinois. The two originally-named plaintiffs are former employees of the Company's Chicago campus, and allege failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. Plaintiff Credille has voluntarily dismissed her claims against the Company. On December 8, 2009, the Court granted Plaintiff Madden's motion to conditionally certify a collective action to include those current and former admissions representatives at the Company's Chicago campus who also satisfy additional requirements. A total of three former employees, including Madden, have elected to participate in the lawsuit. The Company believes the allegations are without merit and intends to vigorously defend itself.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

  Regulatory Matters

        On October 19, 2010, the Company became aware of news stories which reported that the Florida Attorney General's Office (the "FL AG's Office") had begun an investigation into certain private sector education companies in Florida, including the Company, seeking information on potential misrepresentations in financial aid, recruitment and other areas. On October 21, 2010, the Company received a subpoena from the FL AG's Office seeking a wide range of documents from January 1, 2006 to the present. The Company's attorneys have met with representatives of the FL AG's Office in an effort to limit the scope and burden of the subpoena. While the Company expects to cooperate with reasonable requests in the investigation, it has filed a motion to quash portions of the subpoena and for a protective order with respect to certain confidential and proprietary information.

        On March 28, 2011, the Company received a letter from the California Attorney General's Office (the "CA AG's Office") ostensibly seeking information pursuant to the Stipulated Judgment agreed to by the Company and the CA AG's Office in July 2007. The letter requests information and documentation related to (i) the discontinuation of certain programs immediately after the Stipulated Judgment, (ii) numbers of new students, graduating students and discontinuing students, by program, (iii) marketing and solicitation materials, (iv) enrollment agreements and disclosures, (v) graduating students' employment and compensation, (vi) transferability of credit by the Company's former students, (vii) training provided to employees pursuant to the Stipulated Judgment, and (viii) disciplinary actions against certain categories of employees. The Company expects to cooperate with the CA AG's reasonable requests for information, but it has objected to certain overly-broad requests which appear to be unrelated to the 2007 Stipulated Judgment.

        On April 29, 2011, the Company's Everest Institute campuses in Brighton and Chelsea, Massachusetts received civil investigative demands from the Massachusetts Attorney General's Office (the "MA AG's Office") seeking (i) information about past students who have enrolled in each institution, (ii) the identity of recruiters, (iii) recruiting and enrollment documents, (iv) documentation related to analyses of delinquency, default, drop out, refund, loan forgiveness or reduction, placement, student income, and/or any student's ability to repay loans, and (v) cohort default and graduation rates. The Company expects to cooperate with the MA AG's reasonable requests for information.

        On April 11, 2011 the Company's Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED's Office of Inspector General (the "OIG") requesting documents related to the Jonesboro campus's employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney for the Northern District of Georgia who focuses primarily on civil false claims act matters, including qui tams. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney's Office has made a determination about whether to file a false claims act lawsuit in this matter. The Company is cooperating with the OIG's request.

        On April 14, 2011 the Company's Everest Institute campus in Silver Spring, Maryland received a letter from the Mid-Atlantic regional office of the OIG requesting original certificates of diplomas, graduate diplomas in education and/or proof of Ability to Benefit for all students and a complete list of

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

all instructors with documentation of their professional licenses and credentials. The Company is cooperating with the OIG's request.

        On July 19, 2011, the Company's attorneys met with representatives of the Oregon Attorney General's Office ("OR AG") in anticipation of a written request for information related to the Company's Everest Institute campus in Tigard, Oregon and the Everest College and Heald College campuses in Portland, Oregon. The Company was informed that the investigation is not the result of student complaints regarding the campuses. On August 11, 2011, the Company received a civil investigative demand from the Oregon Attorney General's Office requesting information and documents regarding advertising; student recruitment; admissions; licensure and accreditation; compensation, training and evaluations of admissions personnel; job opportunities and placements of graduates; student complaints; and various other matters. The Company expects to cooperate with the OR AG's reasonable requests for information.

        As previously disclosed and as updated elsewhere in this Report on Form 10-K, ED periodically conducts program reviews of institutions that participate in federal student financial aid programs. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) a site visit occurred at the Fremont, CA campus in 2008, but the Company has not yet received a program review report for that visit; (ii) the Company has received a program review report with respect to the site visit at the online operations of Everest University in Tampa, FL in September 2010 and is in the process of conducting file reviews and other factual investigations to be able to respond to the findings in that report, and (iii) the Company's Everest College Phoenix ("ECP") has received program review reports and provided written responses regarding the site visits conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit. The Company will continue to cooperate with ED in its ongoing reviews.

        ED will review all responses to program review reports and ultimately issue final determination letters setting forth its final findings, as well as the actions it intends to take based on those findings. If ED were to make significant findings of non-compliance against any of the Company's institutions in any final determination letters regarding ongoing program reviews, it could result in the imposition of significant fines, penalties or other liabilities, including, without limitation, an action on the limitation, suspension or termination of the institution's participation in Title IV programs, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 11—Commitments and Contingencies (Continued)

        As of June 30, 2011, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company's financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company's results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company's financial position or liquidity.

Note 12—Employee Benefit Plans

        The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Employees classified as "regular" status as defined and who are regularly scheduled to work at least 30 hours per week (20 hours per week for instructors) are eligible to participate in the Plan beginning the first of the month following one month of employment. Company contributions begin the first of the month following 12 months of employment and 1,000 hours worked. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period from the date of employment. Company contributions to the plan were approximately $10.0 million, $7.1 million and $5.1 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

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

        To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED and certified as eligible by the ED. The ED will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the ED on an ongoing basis. As of June 30, 2011, management believes the Company's institutions were in compliance with the applicable regulations in all material respects.

        From time to time certain of the Company's institutions have been the subject of program reviews by ED. The Company currently has open program reviews at the following stages: (i) a site visit occurred at the Fremont, CA campus in 2008, but the Company has not yet received a program review report for that visit; (ii) the Company has received a program review report with respect to the site visit at the online operations of Everest University in Tampa, FL in September 2010, and the Company

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 13—Governmental Regulation (Continued)

has provided written responses and related documentation but has not yet received a final determination letter; and (iii) the Company's Everest College Phoenix has received program review reports and provided written responses regarding site visits conducted in 2008 and 2010, but has not yet received final determinations with respect to either site visit. The Company will continue to cooperate with ED in its ongoing reviews.

        The Company is continuing to cooperate with all of the outstanding program reviews. If the ED were to make significant findings of non-compliance by any of the Company's schools in any ongoing or future program review, it could have a material adverse effect on the business, results of operations or financial condition.

        The HEA requires accrediting agencies to review many aspects of an institution's operations in order to ensure that the training offered is of sufficiently high quality to achieve satisfactory outcomes. Failure to demonstrate compliance with accrediting standards may result in the imposition of probation or show cause orders, or the requirements of periodic reports, and ultimately the loss of accreditation if deficiencies are not remediated.

        An accrediting agency probation or show cause order may be issued based upon the agency's concerns that an accredited institution may be out of compliance with one or more accrediting standards. Probation or show cause orders afford the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency's concerns are not resolved, it may act to withdraw accreditation from the institution. Institutions on probation or under show cause orders remain accredited while they are on probation. The institutions can continue to enroll new students, and students at the affected institutions remain eligible to receive federal student financial aid.

        On May 1, 2010, the Company's Everest College Phoenix institution received notification from its accrediting agency, The Higher Learning Commission—A Commission of the North Central Association of Colleges and Schools ("HLC"), that it had been placed on probation. At June 30, 2011, the combined enrollment for ECP was 2,687 students. The probation action was initiated primarily related to governance issues and questions about the institution's autonomy with respect to Corinthian's ownership and control of the institution. The institution has made numerous changes to comply with HLC's accreditation criteria and is committed to continuing make progress forward resolving HLC's concerns. At its meeting on November 4, 2010, the HLC Board of Trustees voted to issue a Show-Cause Order requiring Everest College Phoenix to present its case as to why its accreditation should not be removed. In issuing its Show-Cause Order, the HLC Board removed Everest College Phoenix from probation, and the institution remains an accredited institution during the Show-Cause period. Show Cause is a procedural order that places the burden on the college to prove it remains an entity that meets HLC's accreditation standards. Everest College Phoenix is required to present its case for continued accreditation by means of a Show-Cause Report that provides substantive evidence that the college has ameliorated HLC's concerns. The Show-Cause Order will remain in effect until the HLC Board reviews, at its November 2011 meeting, the college's Show-Cause Report, the Show-Cause

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 13—Governmental Regulation (Continued)

Team Report, and the institution's response to the Show-Cause Team Report. If Everest College Phoenix is unable to establish to the satisfaction of the HLC Board that it has resolved the HLC Board's concerns, HLC will move to withdraw ECP's accreditation. The Company cannot predict the outcome of this matter with certainty, including without limitation, whether HLC will withdraw accreditation of Everest College Phoenix. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest College Phoenix to satisfactorily respond to the show cause order with HLC could have a material adverse effect on the Company's business, results of operation and financial condition.

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

        The ED calculates the institution's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the ED's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the ED in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs.

        For fiscal 2011, the Company's calculations reflect that all of the Company's schools exceed the requirements for financial responsibility on an individual basis, with composite scores ranging from 1.5 to 3.0. For purposes of performing such calculations on an individual school basis, the Company makes certain allocations of corporate cash to the individual campuses. Also, the Company, on a consolidated basis, meets the requirements with a composite score of 2.1, excluding goodwill impairment. The Company believes its calculations of the financial responsibility score are correct. However, the calculation is subject to interpretive issues relating to the appropriate treatment of goodwill impairment in the calculation of the composite score. If the ED were to take a different interpretive position with

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 13—Governmental Regulation (Continued)

regard to this calculation, it could negatively impact the Company's composite score on a consolidated basis.

        As required for regulatory reporting with ED, for fiscal 2011, approximately 80.2% of the Company's revenues (on a modified cash basis) were derived from federal Title IV programs. For fiscal 2011 the Company had $1,323.2 million of Title IV cash receipts and $326.0 of Non-Title IV cash receipts, each in the United States as calculated pursuant to ED regulations.

        As of June 30, 2011, twenty five of the Company's colleges were on reporting to their respective accrediting agencies, primarily with respect to the completion, retention, and/or placement rates of their students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution's overall completion or placement rates. The Company is working to improve these retention and placement rates in the identified programs at these schools.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

Note 14—Selected Quarterly Financial Summary (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth	Fiscal Year
	(In thousands, except per share amounts)
Fiscal 2011
Net revenues	$500,408	$481,711	$461,440	$425,237	$1,868,796
Income from continuing operations	33,227	(163,535)	16,202	4,411	(109,695)
(Loss) from discontinued operations	(118)	(177)	(132)	(1,043)	(1,470)
Net income (loss)	33,109	(163,712)	16,070	3,368	(111,165)
Income (loss) per share(1):
Basic	$0.38	$(1.94)	$0.19	$0.04	$(1.30)
Diluted	$0.38	$(1.94)	$0.19	$0.04	$(1.30)
Fiscal 2010
Net revenues	$386,634	$412,185	$476,286	$481,087	$1,756,192
Income from continuing operations	32,939	39,351	39,718	33,895	145,903
(Loss) income from discontinued operations	(25)	50	88	(45)	68
Net income	32,914	39,401	39,806	33,850	145,971
Income per share(1):
Basic	$0.38	$0.45	$0.45	$0.38	$1.66
Diluted	$0.37	$0.44	$0.45	$0.38	$1.65
Fiscal 2009
Net revenues	$287,628	$316,520	$344,738	$351,789	$1,300,675
Income from continuing operations	5,791	15,407	25,285	24,720	71,203
(Loss) from discontinued operations	(305)	(327)	(283)	(1,528)	(2,443)
Net income	5,486	15,080	25,002	23,192	68,760
Income per share(1):
Basic	$0.06	$0.18	$0.29	$0.27	$0.80
Diluted	$0.06	$0.17	$0.28	$0.26	$0.79

(1)
Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share may not agree with the annual earnings per share amount for the corresponding year.

Note 15—Subsequent Events

        The Company has evaluated material transactions and events and concluded that no subsequent events have occurred that require reporting in this Form 10-K as of the filing date except as disclosed in Note 11—Commitments and Contingencies.

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

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011. The effectiveness of internal control over financial reporting as of June 30, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

  Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Corinthian Colleges, Inc. and subsidiaries

        We have audited Corinthian Colleges, Inc. and subsidiaries internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corinthian Colleges, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Corinthian Colleges, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2011 and our report dated August 24, 2011 expressed an unqualified opinion thereon.

                          /s/ Ernst & Young LLP

Orange County, California
August 24, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

  Directors and Executive Officers

        Certain information in response to this item is incorporated herein by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2011. Information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.

  Corporate Governance

        We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer, and any person performing similar functions). This Code of Business Conduct and Ethics is available on our website at http://www.cci.edu under the heading "Investor Relations."

ITEM 11.    EXECUTIVE COMPENSATION

        Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2011.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2011.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K will be included in the Company's 2010 Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2011, and is incorporated herein by reference.

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

  3.
  Exhibits:

        The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibit	Incorporation Reference
2.1	+	Securities Purchase and Sale Agreement, dated as of October 19, 2009, by and among the Company, Heald Capital, LLC, SP PE VII-B Heald Holdings Corp., SD III-B Heald Holdings Corp., the individuals and entities set forth on Exhibit A thereto and Heald Investment, LLC, as the Sellers' Representative	(a	)

3.1	+	Amended and Restated Certificate of Incorporation	(b	)

3.2	+	Amended and Restated Bylaws of the Company	(c	)

10.52	+	1998 Performance Award Plan of the Company	(d	)

10.53	+	Executive Deferral Plan of the Company	(e	)

10.54	+	Form of Director Stock Option Agreement under the 2003 Performance Award Plan of the Company	(f	)

10.55	+	Form of Incentive Stock Option Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(g	)

10.56	+	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(h	)

10.57	+	2004 New-Hire Award Plan of the Company	(i	)

10.58	+	Form of Option Agreement under the 2004 New-Hire Award Plan of the Company	(j	)

10.59	+	Form of Restricted Stock Unit Award Agreement under the 2004 New-Hire Award Plan of the Company	(k	)

10.60	+	Amendment 2005-1 to the 2004 New-Hire Award Plan of the Company	(l	)

10.61	+	Third Amended and Restated Credit Agreement dated as of September 30, 2009, by and among the Company, Everest Colleges Canada, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, U.S. Bank National Association, as Syndication Agent, Union Bank, N.A, as Documentation Agent, and each Lender from time to time party thereto. Banc of America Securities LLC and U.S. Bank National Association acted as Joint Lead Arrangers and Joint Book Managers	(m	)

10.62	+	Form of Lock-Up Agreement between the Company and each of the officers of the Company with the title of Division President, Vice President, Senior Vice President, Executive Vice President, Chief Executive Officer or Chairman of the Board, each entered into as of June 30, 2006	(n	)

10.63	+	Description of Compensation Arrangements with Non-Employee Members of the Company's Board of Directors	(o	)

10.64	+	Form of Stock Option Agreement Amendment between the Company and each of its Directors	(p	)

10.65	+	2003 Performance Award Plan of the Company, as amended and restated	(q	)

Exhibit Number		Description of Exhibit	Incorporation Reference
10.66	+	Form of Non-Qualified Stock Option Agreement issued to certain executive officers under the 2003 Performance Award Plan	(r	)

10.67	+	Form of Employment Agreement amended and restated as of August 21, 2007, by and between the Company and Jack D. Massimino	(s	)

10.68	+	Form of performance-related Nonqualified Stock Option Agreement to be entered into between the Company and Jack D. Massimino under the 2003 Performance Award Plan	(t	)

10.69	+	Form of Restricted Stock Unit Award Agreement under the 2003 Performance Award Plan of the Company	(u	)

10.70	+	Form of Director Stock Unit Award Notice under the 2003 Performance Award Plan of the Company	(v	)

10.71	+	Form of Employment Agreement amended and restated as of March 17, 2008, by and between the Company and each of Peter Waller, Kenneth Ord, Beth Wilson and Mark Pelesh	(w	)

10.72	+	Description of Executive Bonus Arrangement under the 2003 Performance Award Plan of the Company with certain of its executive officers	(x	)

10.73	+	Deferred Compensation Plan of the Company	(y	)

10.74	+	Amended and Restated Credit Agreement, dated as of March 31, 2010, by and among Heald Real Estate, LLC, as the borrower, the Company, as the parent, and each other Guarantor party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent for the lenders	(z	)

10.75	+	Continuing and Unconditional Guaranty executed by the Company on January 4, 2010	(aa	)

10.76	+	Form of Director Stock Unit Award Notice to be delivered by the Company to non-employee members of the Board of Directors under the 2003 Performance Award Plan of the Company	(bb	)

10.77	+	Employee Stock Purchase Plan of the Company, as amended and restated	(cc	)

10.78	+	Form of Restricted Stock Unit Award Agreement to be entered into between the Company and Jack D. Massimino under the 2003 Performance Award Plan	(dd	)

10.79		Form of Restricted Stock Unit Award Agreement under the 2003 Performance Award Plan

10.80	+	General Release Agreement, dated November 29, 2010, between Peter Waller and the Company	(ee	)

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (see signature page)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit	Incorporation Reference
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Corinthian Colleges, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+
Previously filed with the Securities and Exchange Commission as set forth in the following table:

(a)
Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2009.

(b)
Incorporated by reference to Exhibit 3.(i).1 of the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 2, 2011.

(c)
Incorporated by reference to Exhibit 3.2 of the Report on Form 8-K as filed with the Securities and Exchange Commission on August 21, 2008.

(d)
Incorporated by reference to the like-numbered exhibit of the Company's Registration Statement on Form S-1 (Registration No. 333-59505), as filed with the Securities and Exchange Commission on July 21, 1998.

(e)
Incorporated by reference to Exhibit 4 of the Company's Form S-8 filed with the Securities and Exchange Commission on August 3, 2004.

(f)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.

(g)
Incorporated by Reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.

(h)
Incorporated by Reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2004.

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

(m)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2009.

(n)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

(o)
Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010.

(p)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.

(q)
Incorporated by Reference as Appendix A to the Company's Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 15, 2010.

(r)
Incorporated by Reference to the like-numbered exhibit of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2006.

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

(v)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008.

(w)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008.

(x)
Incorporated by Reference to the Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2011.

(y)
Incorporated by reference to Exhibit 10.74 of the Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2009.

(z)
Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.

(aa)
Incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2010.

(bb)
Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2010.

(cc)
Incorporated by reference to Exhibit A to the Company's Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 15, 2010.

(dd)
Incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2010.

(ee)
Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2010.

SIGNATURES AND POWER OF ATTORNEY

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/s/ JACK D. MASSIMINO Jack D. Massimino Chairman of the Board and Chief Executive Officer, (Principal Executive Officer) August 24, 2011	By:	/s/ KENNETH S. ORD Kenneth S. Ord Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer) August 24, 2011	By:	/s/ ROBERT C. OWEN Robert C. Owen Executive Vice President and Chief Accounting Officer (Principal Accounting Officer) August 24, 2011

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

Signature	Title	Date

/s/ JACK D. MASSIMINO Jack D. Massimino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 24, 2011
/s/ PAUL ST. PIERRE Paul St. Pierre	Director	August 24, 2011
/s/ LINDA AREY SKLADANY Linda Arey Skladany	Director	August 24, 2011
/s/ HANK ADLER Hank Adler	Director	August 24, 2011
/s/ ROBERT LEE Robert Lee	Director	August 24, 2011
/s/ TIM SULLIVAN Tim Sullivan	Director	August 24, 2011

Signature	Title	Date

/s/ JOHN DIONISIO John Dionisio	Director	August 24, 2011
/s/ ALICE T. KANE Alice T. Kane	Director	August 24, 2011
/s/ TERRY O. HARTSHORN Terry O. Hartshorn	Director	August 24, 2011
/s/ SHARON P. ROBINSON Sharon P. Robinson	Director	August 24, 2011