Form 10-Q
period 2011-09-30
CORINTHIAN COLLEGES INC
filed 2011-11-03
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

At October 28, 2011, there were 84,843,281 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,592	$107,430
Accounts receivable, net of allowance for doubtful accounts of $20,289 and $26,500 at September 30, 2011 and June 30, 2011, respectively	98,912	168,883
Student notes receivable, net of allowance for doubtful accounts of $17,662 and $18,633 at September 30, 2011 and June 30, 2011, respectively	20,813	18,456
Deferred income taxes	37,877	37,883
Prepaid expenses and other current assets	83,563	88,855
Total current assets	279,757	421,507
PROPERTY AND EQUIPMENT, net	323,164	331,858
OTHER ASSETS:
Goodwill, net	197,875	197,875
Other intangibles, net	175,049	183,149
Student notes receivable, net of allowance for doubtful accounts of $61,741 and $59,213 at September 30, 2011 and June 30, 2011, respectively	71,463	58,650
Deposits and other assets	6,342	7,402
Deferred income taxes	3,497	3,784
TOTAL ASSETS	$1,057,147	$1,204,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,586	$74,231
Accrued compensation and related liabilities	73,463	91,535
Accrued expenses	25,212	20,418
Prepaid tuition	50,407	35,128
Current portion of capital lease obligations	644	628
Current portion of long-term debt	730	730
Total current liabilities	204,042	222,670
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,801	12,976
LONG-TERM DEBT, net of current portion	194,683	317,458
DEFERRED INCOME TAXES	15,639	18,565
OTHER LONG-TERM LIABILITIES	70,293	67,489
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 91,017 shares issued and 84,843 shares outstanding at September 30, 2011 and 90,786 shares issued and 84,612 shares outstanding at June 30, 2011	9	9
Additional paid-in capital	244,551	241,882
Treasury stock	(56,368)	(56,368)
Retained earnings	368,368	378,003
Accumulated other comprehensive income	3,129	1,541
Total stockholders’ equity	559,689	565,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,057,147	$1,204,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
NET REVENUES	$414,042	$500,408
OPERATING EXPENSES:
Educational services (including bad debt expense of $18,039 and $27,078 for the three months ended September 30, 2011 and 2010, respectively)	265,676	284,594
General and administrative	46,099	55,717
Marketing and admissions	105,237	103,878
Impairment, facility closing and severance charges	9,866	—
Total operating expenses	426,878	444,189

(LOSS) INCOME FROM OPERATIONS	(12,836)	56,219
Interest (income)	(159)	(227)
Interest expense	2,576	2,144
Other (income) expense, net	944	(578)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE (BENEFIT)/PROVISION FOR INCOME TAXES	(16,197)	54,880
(Benefit)/Provision for income taxes	(6,561)	21,653

(LOSS) INCOME FROM CONTINUING OPERATIONS	(9,636)	33,227
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(118)
NET (LOSS) INCOME	$(9,636)	$33,109

(LOSS) INCOME PER SHARE—BASIC:
(Loss) income from continuing operations	$(0.11)	$0.38
Loss from discontinued operations	—	—
Net (loss) income	$(0.11)	$0.38

(LOSS) INCOME PER SHARE—DILUTED:
(Loss) income from continuing operations	$(0.11)	$0.38
Loss from discontinued operations	—	—
Net (loss) income	$(0.11)	$0.38

Weighted average number of common shares outstanding:
Basic	84,807	87,948
Diluted	84,807	88,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,636)	$33,109
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,532	19,825
Stock based compensation	2,037	2,712
Loss on disposal of assets	31	456
Impairment charge	7,715	—
Changes in assets and liabilities:
Accounts receivable, net	69,768	(13,561)
Student notes receivable, net	(15,170)	(6,918)
Prepaid expenses and other assets	3,336	2,062
Accounts payable	(19,580)	(5,862)
Accrued expenses and other liabilities	(12,952)	(28,741)
Income taxes payable	1	8,864
Prepaid tuition	16,015	(3,969)
Other long-term liabilities	(6,984)	(3,449)
Net cash provided by operating activities	54,113	4,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,162)	(33,851)
Net cash used in investing activities	(11,162)	(33,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	33,110	220,000
Principal repayments on long-term debt and capital lease obligations	(155,175)	(345,646)
Proceeds from borrowing under student notes receivable sale agreement	10,075	—
Proceeds from exercise of stock options and employee stock purchase plan	671	590
Purchase of treasury stock	—	(16,822)
Net cash used in financing activities	(111,319)	(141,878)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(470)	153
NET DECREASE IN CASH AND CASH EQUIVALENTS	(68,838)	(171,048)
CASH AND CASH EQUIVALENTS, beginning of period	107,430	209,419
CASH AND CASH EQUIVALENTS, end of period	$38,592	$38,371
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	(9,807)	$10,045
Interest paid, net of capitalized interest	1,800	$1,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of September 30, 2011, the Company had 94,083 students and operated 107 schools in 26 states and 16 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, business, technology, and criminal justice. The Company also offers exclusively online degrees, primarily in business and criminal justice.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2011 consolidated financial statements of the Company included in the Company’s 2011 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012.

The unaudited condensed consolidated financial statements as of September 30, 2011 and for the three months ended September 30, 2011 and 2010 and the audited condensed consolidated financial statements as of June 30, 2011 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at September 30, 2011. In addition, the carrying value of all borrowings approximates fair value at September 30, 2011. The student notes receivable, net balances are presented within current and non-current assets on the consolidated balance sheets.  It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

Note 2—Impairment and Severance Charges

During the first quarter of fiscal 2012, the Company’s market capitalization was below book value, which the Company considered an indicator of impairment. Consequently, the Company performed an interim impairment test on goodwill and other indefinite lived intangible assets. The Company believes that continued regulatory uncertainties, and the potential impact of new regulations, particularly regulations regarding gainful employment, have had a sustained negative impact on Company’s stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets was impaired.  As a result of this analysis, the Company recorded an impairment charge of $7.7 million.

At September 30, 2011, certain of the identified intangible assets related to the WyoTech schools were impaired.  The estimated fair values of WyoTech’s trade names and accreditation fell below their carrying values of $14.0 million and $3.3 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011.  As a result, the Company recorded an impairment charge of $7.7 million, which reduced the carrying value of WyoTech’s trade names to $8.6 million and accreditation to $1.0 million.

The Company used the relief from royalty method to estimate the fair value of trade names.  Under the relief from royalty method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licenses to a third-party.  For WyoTech, the Company assumes a royalty rate of 2.25% based upon comparable licensing transactions, a discount rate of 35.7%, a tax rate of 39% and a terminal growth rate value of 1.5%.

The Company used the Greenfield method in valuing WyoTech’s accreditation.  The Greenfield method estimates fair value as the difference between the present value of cash flows generated under  a current “as is” scenario and the present value of cash flows generated under a Greenfield scenario.  The current “as is” scenario derives value from cash flows projected from 2012 to 2014, with revenue growth rates ranging from 4.8% to 7.4% and stabilizing at 1.5% in 2015 and a discount rate of 35.7%.  The Greenfield scenario derives value from projected cash flows based on a theoretical “re-building” of the total locations attributed to WyoTech’s accreditation.  The significant assumptions for the Greenfield scenario include estimated revenue growth ranging from 26.9% to 114.8% from 2012 to 2015 and a discount rate of 35.7%.  The present value associated with the Greenfield scenario was subtracted from the present value of the current “as is” scenario.

In assessing goodwill for impairment the Company determined the fair value of its reporting units using a combination of an income approach, based on discounted cash flow (“DCF”), and a market-based approach. The DCF incorporated management’s cash flow projections and a terminal value. This amount was then discounted using a weighted average cost of capital (WACC) which considered the Company’s costs of debt and equity. The Company then reconciled the calculated fair value of its reporting units to its market capitalization, including a reasonable premium, as another consideration in assessing fair value.

In establishing the WACC, consideration was given to specific regulatory risks related to each reporting unit.  Accordingly, further negative developments in the regulatory environment could impact future assessments and result in impairments of goodwill and other indefinite lived intangible assets. In addition, impairment assessments involve significant judgments related to future revenues and earnings. Although the Company believes it has made reasonable and supportable estimates in connection with its impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

At September 30, 2011, the remaining goodwill of $197.9 million relates to the Heald reporting unit, which was acquired in January 2010. Since the acquisition, Heald has continued to meet or exceed all operating projections including but not limited to revenues and cash flow targets. However, the September 30, 2011 fair value of Heald exceeds carrying value by less than 5%.  Accordingly, any adverse change to the Heald operating results or projections or negative changes to the Company’s WACC or other assumptions used to estimate fair value could result in an impairment during future periods.

Should the Company’s stock price remain depressed or decline further, the Company could incur additional impairment charges to write-down of all or a portion of its goodwill and other intangible assets. Additionally, the fair value measure of accounting for financial instruments establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The implied fair value of goodwill and other intangible assets was determined using Level 3 inputs included in the Company’s discounted cash flow valuation method.

Additionally, the Company incurred and paid severance for three months ending September 30, 2011 of $2.2 million.

Note 3—Discontinued Operations

During fiscal year 2011, the Company completed the teach-out of its Fife, WA and Toronto (Central), Ontario campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for all prior periods presented. All amounts related to discontinued operations are not material to the consolidated financial statements.   There were no discontinued operations in the three months ended September 30, 2011.

Note 4—Student Notes Receivable

Historically, the Company had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that the Company pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. The Company has historically referred to these types of loans as “discount loans,” since the Company incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, the Company was not at risk for the amounts agreed to by the service providers and was not entitled to any proceeds collected by the service providers in excess of this amount. Therefore the Company had recorded this discount as a reduction to revenue.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), which specializes in subprime credit. Under this Genesis program the Company pays a discount to the origination and servicing provider for any loans purchased by Genesis and records the discount as a reduction to revenue. The Company then has both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of the agreement. Since the Company initiated the Genesis program, the Company has acquired all of the loans that have been originated. Therefore, the Company is currently exposed to any credit defaults by students but retains all amounts collected from the students under the current program.

On June 29, 2011, the Company entered into a loan origination agreement with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for the Company’s students. Under the loan origination agreement, ASFG has agreed to fund new student loans through June 2013. Under this agreement, Genesis will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. The Company estimates loans funded under the ASFG program, net of estimated refunds, have been approximately $0.6 million for the three months ended September 30, 2011.

This ASFG loan program has characteristics similar to the Company’s previous “discount loan” programs. As with the Company’s previous discount loan program, under this ASFG program the Company will pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue over the period of instruction. However, unlike the previous discount loan programs, under this ASFG discount program the Company has no right or obligation to acquire the related loan upon origination. Pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company will be obligated to purchase any student loans which no payment has been made for over 90 days. Under this backup loan purchase agreement, the Company’s maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects its ultimate risk under this loan program to be substantially similar to the risks it faces under its existing discount loan program.

Under the loan origination agreement, the Company is required to pay certain discount, transaction, management, origination and default aversion, and other ancillary fees to ASFG of approximately $17-19 million per year. The loan origination agreement contains standard representations, warranties and covenants made by each party, as well as limited termination rights and customary events of default.

During the first quarter of fiscal 2012, the Company sold gross student loans with a face value of $16.8 million to ASFG, on a recourse basis.  The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold.  As of September 30, 2011, the Company received an advance of $10.1 million related to the sale, which has been recorded as a long-term other liability on the Consolidated Condensed Balance Sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Statement of Cash Flow.  The remaining $6.4 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of advance.

Student notes receivable represent loans that have maturity dates that generally range between 12 to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest rate charged on the Genesis notes purchased by the Company is a fixed rate of 6.8% with an origination fee of 1%. Notes purchased by ASFG from Genesis have different interest rates. Included in the consolidated balance sheet at September 30, 2011 and June 30, 2011 is $92.3 million and $77.1 million of notes receivable, respectively.

	September 30, 2011	June 30, 2011
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$119,201	$195,383
Less allowance for doubtful accounts	(20,289)	(26,500)
Accounts receivable, Net	$98,912	$168,883
Student notes receivable:
Student notes receivable, Gross	$171,679	$154,952
Less allowance for doubtful accounts	(79,403)	(77,846)
Student notes receivable, Net	$92,276	$77,106

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

The decrease in accounts receivable at September 30, 2011 compared to June 30, 2011 was primarily due to the Company not collecting approximately $87.0 million of Title IV funds as of June 30, 2011 (which was subsequently collected in July 2011).

The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The loan reserve model is reviewed annually during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a refinement of the model is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during the three months ended September 30, 2011 and 2010.   In the three months ended September 30, 2011 and 2010, the Company has charged-off $16.3 million and $11.4 million, respectively, of Genesis notes net of recoveries. The charge-off is recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance.

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Allowance for doubtful accounts
Accounts receivable:
Beginning allowance for doubtful accounts	$26,500	$27,533
Charged to statement of operations	18,039	27,123
Deductions	(24,250)	(23,505)
Ending allowance for doubtful accounts	20,289	31,151
Student notes receivable:
Beginning allowance for doubtful accounts	$77,846	$60,835
Charged to statement of operations	17,890	14,165
Deductions	(16,333)	(11,352)
Ending allowance for doubtful accounts	79,403	63,648

The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 46.3% to 49.3% or $79.4 million to $84.6 million would result in an increase in pre-tax loss of $5.2 million as of September 30, 2011. Recoveries for all periods presented are not material.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” the three months ended September 30, 2011 and 2010 is net other (loss) income of ($0.3) million and $0.7 million, associated with the Genesis notes program, respectively. The net other (loss) income primarily reflects the interest income, loan origination fees, and costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

Although the Company analyzes past due receivables, it is not practical to provide an aging of non-current student receivable balances as a result of the methodology utilized in determining our earned student receivable balances. Student notes receivables are recognized on the Company’s consolidated balance sheets as they are earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

Generally, a student receivable balance is written off once it reaches greater than 180 days past due.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

Note 5—Long-Term Debt and Capital Lease Obligations

As of September 30, 2011, long-term debt consisted of the following:

	September 30, 2011	June 30, 2011
	(unaudited)
	(In thousands)
Credit facility obligations, with interest at 3.5% per annum	$180,507	$303,100
Mortgage facility obligations, with interest at 4.0% per annum	14,906	15,088
Capital lease obligations	13,445	13,604
	208,858	331,792
Less—current portion of credit facility obligations	(730)	(730)
Less—current portion of capital lease obligations	(644)	(628)
	$207,484	$330,434

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of September 30, 2011, the Company was in compliance with all of the covenants. As of September 30, 2011, the credit facility had borrowings outstanding of $180.5 million and approximately $15.3 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by the Company’s present and future significant operating subsidiaries.

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2010 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of September 30, 2011 was approximately $14.9 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at September 30, 2011.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

Note 6—Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the total of net (loss) income and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive (loss) income for the three months ended September 30, 2011 and 2010 (in thousands, unaudited):

	Three Months Ended September 30,
	2011	2010
Net (loss) income	$(9,636)	$33,109
Foreign currency translation adjustments	1,558	708
Post employment benefits	30	30
Comprehensive (loss) income	$(8,048)	$33,847

Note 7—Weighted Average Number of Common Shares Outstanding

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income per common share for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010
Basic common shares outstanding	84,807	87,948
Effects of dilutive securities:
Stock options and restricted stock units	—	57
Diluted common shares outstanding	84,807	88,005

During the three months ended September 30, 2011, the Company issued 0.2 million shares of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units, respectively. During the three months ended September 30, 2011 and 2010, approximately13.0 million and 11.9 million, respectively, of our stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. Corinthian plans to repurchase shares on the open market or in private transactions from time to time, depending on the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of September 30, 2011 the Company had repurchased 3,917,200 shares at an average price of $6.38.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

Note 8—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$397,118	$484,094
Canadian operations	16,924	16,314
Consolidated	$414,042	$500,408

	September 30, 2011	June 30, 2011
	(unaudited)
Long-lived assets
U.S. operations	$765,415	$769,176
Canadian operations	11,975	13,542
Consolidated	$777,390	$782,718

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 9—Commitments and Contingencies

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

False Claims Act Qui Tams

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and the Company opposed that appeal. On August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court’s dismissal, and remanded with instructions to permit the relator to amend the complaint. The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

Student Litigation

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont campus. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company never operated any HVAC programs at the Company’s WyoTech Oakland campus during its ownership of that campus. The arbitrator ruled that the arbitration provision in the former students’ enrollment agreement is not susceptible to class-wide resolution. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition named thirteen former students of three Dallas-area Everest campuses as plaintiffs and did not seek certification as a class action. The plaintiffs alleged violations of Texas’ Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs sought recovery of compensatory and exemplary damages and attorneys’ fees. The action in Dallas County District Court has been ordered to arbitration, where individual arbitration demands have been filed. The plaintiffs’ attorneys have also informed us they represent a total of approximately one-hundred-and-fifty current or former students upon whose behalf they may file litigation or arbitration demands, and have filed arbitration demands with respect to the original thirteen plaintiffs plus an additional eleven students (other previously filed arbitration demands have been administratively dismissed) . Of the first nine cases in which arbitration judgments have been returned, the Company received a complete defense verdict in eight cases and the plaintiff received an immaterial arbitration award in the other case.  The Company believes these arbitration claims are without merit and intends to continue vigorously defending itself.

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

On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs were thirty-three individuals who purported to be current and/or former students of the Company’s Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleged breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company’s medical assisting program at the Merrionette Park campus. The plaintiffs sought to certify a class composed of all persons who enrolled in the Company’s Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and sought actual and compensatory damages on behalf of such persons, costs and attorneys’ fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deemed proper. The Company removed the case to federal court and moved to compel

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

individual arbitrations, which the court granted. Thirty-one plaintiffs have now filed individual demands in arbitration. The Company believes these matters are without merit and intends to defend itself and its subsidiary vigorously.

During fiscal 2011, the Company experienced an unprecedented increase in putative class action lawsuits by former students. In all of these cases, the plaintiffs and their counsel seek to represent a class of “similarly situated” people as defined in the complaint. The Company believes these lawsuits are largely the result of negative publicity—and aggressive lawyer recruitment of potential clients—surrounding the Department of Education’s (“ED’s”) rulemaking efforts, the Senate HELP Committee hearings, the Government Accountability Office (“GAO”) report, and other related matters. In virtually all of the following cases, the plaintiffs cite testimony from the HELP Committee hearings, the GAO report, public statements by elected officials and/or other negative media coverage in their complaints, although the locations of the students, the specific allegations, and the nature of their claims differ. The Company believes all of the following complaints are contractually required to be resolved in individual arbitrations between the named students and the Company, and the Company has moved, or will move, to compel these cases to arbitration. The following is a brief summary of such matters:

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought; Status Update	Description of Putative Class
December 20, 2010	Jacquel Kimble; Everest College in Hayward, California	U.S. District Court, Northern District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, certifications and career placement; Alleged violation of California’s Unfair Competition Law and California’s Consumer Legal Remedies Act; Complaint seeks class certification, restitution and injunctive relief; The matter has been compelled to arbitration.

All persons who attended any Everest College campus in the United States during the applicable statute of limitations period

January 24, 2011	Kevin Ferguson; Everest Institute in Miami, Florida	U.S. District Court, Central District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging breach of implied contract, breach of implied covenant of good faith and fair dealing, violation of California’s Business and Professions Code, violation of California’s Consumer Legal Remedies Act, negligent misrepresentation and fraud; Complaint seeks class certification, injunctive relief, restitution, disgorgement, punitive damages, attorneys’ fees and costs of suit; Consolidated with the Muniz case identified below; the district court compelled all non-injunctive claims to arbitration and permitted all injunctive claims to remain before the court; the Company intends to appeal the order as it relates to the injunctive claims.

All persons who attended any Everest institution in the United States or Canada from January 24, 2005 to the present; all persons who attended any Heald institution from January 24, 2009 to the present

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought; Status Update	Description of Putative Class
February 17, 2011	Sandra Muniz; Heald College campuses in Rancho Cordova and Roseville, California	U.S. District Court, Central District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging fraud, negligent misrepresentation, violation of the unfair trade practices act, violation of the false advertising act, violation of the California’s Consumer Legal Remedies Act, breach of implied contract, and breach of the implied covenant of good faith and fair dealing; Complaint seeks declaratory and injunctive relief, class certification, restitution and disgorgement, punitive damages, costs of suit, attorneys’ fees and other relief; Matter consolidated with Ferguson case identified above; the district court compelled all non-injunctive claims to arbitration and permitted all injunctive claims to remain before the court; the Company intends to appeal the order as it relates to the injunctive claims.

All persons in the United States and Canada who attended any Everest institution from January 31, 2005 to the present; and all persons in the United States who attended any Heald institution from January 31, 2009 to the present

March 11, 2011	Noravel Arevalo and fourteen former students at the Company’s Everest College location in Alhambra, California	American Arbitration Association

 Alleged misrepresentations by specific admissions representatives at a specific campus and unlawful business practices in the licensed vocational nursing program in Alhambra, CA; Causes of action alleging violation of the California Consumer Legal Remedies Act, fraud, breach of contract, violation of California’s former Private Postsecondary and Vocational Education Reform Act, violation of the Racketeer Influenced and Corrupt Organizations Act, violation of California’s Business and Professions Code; Complaint seeks class certification, injunctive relief, damages, restitution and disgorgement, civil penalties, punitive damages, treble damages, attorneys’ fees and expenses, costs of suit and other relief; plaintiffs and the Company are in the process of selecting arbitrators for these matters.

All persons who enrolled in the Everest College, Alhambra, CA Vocational Nursing classes of 2007-08 and 2008-09

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

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

On September 13, 2011, an action captioned Michael Harrington, individually and on behalf of all persons similarly situated, v. Corinthian Schools, Inc., et al., was filed in California’s Alameda Superior Court.  A virtually identical action with the same caption was filed by different plaintiff’s counsel on September 15, 2011, in California’s Orange County Superior Court.  The plaintiff is a former admissions representative at the Company’s Fremont and Hayward campuses and the two actions allege violations of California’s Business and Professions Code Section 17200 and the California Labor Code for alleged failure to pay for all hours worked, purported denial of meal periods, and alleged failure to pay wages upon termination.  The Alameda complaint also seeks a California Private Attorney General Act remedy.  While the scope of the putative class is not clear, the actions appear to seek certification of a class to include those current and former admissions representatives over the last four years at the Company’s California campuses.  The Company believes the allegations are without merit and intends to vigorously defend itself.

Regulatory Matters

On October 19, 2010, the Company became aware of news stories which reported that the Florida Attorney General’s Office (the “FL AG’s Office”) had begun an investigation into certain private sector education companies in Florida, including the Company, seeking information on potential misrepresentations in financial aid, recruitment and other areas. On October 21, 2010, the Company received a subpoena from the FL AG’s Office seeking a wide range of documents from January 1, 2006 to the present. The Company’s attorneys have met several times with representatives of the FL AG’s Office regarding this matter. While the Company expects to cooperate with reasonable requests in the investigation, it has filed a motion to quash portions of the subpoena and for a protective order with respect to certain confidential and proprietary information.

On March 28, 2011, the Company received a letter from the California Attorney General’s Office (the “CA AG’s Office”) ostensibly seeking information pursuant to the Stipulated Judgment agreed to by the Company and the CA AG’s Office in July 2007. The letter requests information and documentation related to (i) the discontinuation of certain programs immediately after the Stipulated Judgment, (ii) numbers of new students, graduating students and discontinuing students, by program, (iii) marketing and solicitation materials, (iv) enrollment agreements and disclosures, (v) graduating students’ employment and compensation, (vi) transferability of credit by the Company’s former students, (vii) training provided to employees pursuant to the Stipulated Judgment, and (viii) disciplinary actions against certain categories of employees. The Company has cooperated, and continues to cooperate, with the CA AG’s reasonable requests for information, but has objected to certain overly-broad requests which appear to be unrelated to the 2007 Stipulated Judgment.

On April 29, 2011, the Company’s Everest Institute campuses in Brighton and Chelsea, Massachusetts received civil investigative demands from the Massachusetts Attorney General’s Office (the “MA AG’s Office”) seeking (i) information about past students who have enrolled in each institution, (ii) the identity of recruiters, (iii) recruiting and enrollment documents, (iv) documentation related to analyses of delinquency, default, drop out, refund, loan forgiveness or reduction, placement, student income, and/or any student’s ability to repay loans, and (v) cohort default and graduation rates. The Company has cooperated, and continues to cooperate, with the MA AG’s reasonable requests for information.

On April 11, 2011 the Company’s Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED’s Office of Inspector General (the “OIG”) requesting documents related to the Jonesboro campus’s employment and

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney for the Northern District of Georgia who focuses primarily on civil false claims act matters, including qui tams. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney’s Office has made a determination about whether to file a false claims act lawsuit in this matter. The Company is cooperating with the OIG’s request.

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

On May 19, 2011, along with other private sector education companies, the Company received a subpoena from the New York Attorney General’s Office (the “NY AG’s Office”) seeking information on potential issues related to financial aid, admissions, students, securities and other areas.  The Company is cooperating with the NY AG’s reasonable requests for information.

On July 19, 2011, the Company’s attorneys met with representatives of the Oregon Attorney General’s Office (“OR AG”) in anticipation of a written request for information related to the Company’s Everest Institute campus in Tigard, Oregon and the Everest College and Heald College campuses in Portland, Oregon. The Company was informed that the investigation is not the result of student complaints regarding the campuses. On August 11, 2011, the Company received a civil investigative demand from the Oregon Attorney General’s Office requesting information and documents regarding advertising; student recruitment; admissions; licensure and accreditation; compensation, training and evaluations of admissions personnel; job opportunities and placements of graduates; student complaints; and various other matters. The Company has cooperated and continues to cooperate with the OR AG’s reasonable requests for information.

ED periodically conducts program reviews of institutions that participate in federal student financial aid programs. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has program reviews at the following stages: (i) a site visit occurred at the Fremont, CA campus in 2008, the Company received a program review report for that visit on August 24, 2011, the Company provided its response to the program review report in September 2011, and, on October 31, 2011, the Company received a final determination letter from ED that closed the program review with no further action required; (ii) the Company has received a program review report with respect to the site visit at the online operations of Everest University in Tampa, FL in September 2010 and has responded to the findings in that report, and (iii) the Company’s Everest College Phoenix (“ECP”) has received program review reports and provided written responses regarding the site visits conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit. The Company will continue to cooperate with ED in its ongoing reviews.

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

As of September 30, 2011, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 10—New Accounting Pronouncements

On September 15, 2011, the Financial Accounting Standards Board (“FASB”) issued guidance titled, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment “ (“ASU 2011-08”), which simplifies how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Although the Company is still evaluating the impact of adopting ASU 2011-08, the Company does not believe it will have material impact on its financial condition, results of operations or disclosures.

Note 11—Income Taxes

The Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are now reported as a component of income tax expense. As of September 30, 2011 and June 30, 2011, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Operations was less than $0.1 million and $0.5 million, respectively.

As of September 30, 2011 and June 30, 2011, the total amount of unrecognized tax benefits was $3.0 million. As of September 30, 2011 and June 30, 2011, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $2.7 million. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is approximately $1.5 million.

During the first quarter of fiscal 2012, the Company settled and closed the IRS examination related to fiscal years 2008 and 2009. The result was a tax liability of $0.2 million for 2008 and a refund of taxes for 2009 of $0.3 million.

The Company’s effective tax rate was a benefit of 40.5% for the quarter compared to a provision of 39.5% for the three months ended September 30, 2010.

Note 12—Subsequent Events

The Company has evaluated material transactions and events and concluded that no subsequent events have occurred that require reporting in this Form 10-Q as of the filing date except as disclosed in Note 9—Commitments and Contingencies.

Item 2.                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of many factors, including the following: risks associated with variability in the expense and effectiveness of the Company’s advertising and promotional efforts; unfavorable changes in the cost or availability of alternative loans for our students; the uncertain future impact of the new student information system; increased competition; the Company’s effectiveness in its regulatory compliance efforts; the outcome of pending litigation against the Company; the outcome of ongoing reviews and inquiries by accrediting, state and federal agencies; general labor market conditions; general credit market conditions and lenders’ willingness or potential unwillingness to make loans to our students; risks related to the Heald Acquisition; and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risk Factors” in the Company’s Annual Report on Form 10-K and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 17.0% to 20.0% or $20.3 million to $23.9 million would result in a decrease in pre-tax income of $3.6 million for the period ended September 30, 2011. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 46.3% to 49.3% or $79.4 million to $84.6 million would result in a decrease in pre-tax income of $5.2 million for the period ended September 30, 2011.

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

During the first quarter of fiscal 2012, our market capitalization was below book value, which we considered an indicator of impairment. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. We believe that continued regulatory uncertainties, and the potential impact of new regulations, particularly regulations regarding gainful employment, have had a sustained negative impact on our stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets was impaired.  As a result of this analysis, we recorded an impairment charge of $7.7 million.

At September 30, 2011, certain of the identified intangible assets related to the WyoTech schools were impaired.  The estimated fair values of WyoTech’s trade names and accreditation fell below their carrying values of $14.0 million and $3.3 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011.  As a result, we recorded an impairment charge of $7.7 million, which reduced the carrying value of WyoTech’s trade names to $8.6 million and accreditation to $1.0 million.

We used the relief from royalty method to estimate the fair value of trade names.  Under the relief from royalty method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licenses to a third-party.  For WyoTech, we assume a royalty rate of 2.25% based upon comparable licensing transactions, a discount rate of 35.7%, a tax rate of 39% and a terminal growth rate value of 1.5%.

We used the Greenfield method in valuing WyoTech’s accreditation.  The Greenfield method estimates fair value as the difference between the present value of cash flows generated under  a current “as is” scenario and the present value of cash flows generated under a Greenfield scenario.  The current “as is” scenario derives value from cash flows projected from 2012 to 2014, with revenue growth rates ranging from 4.8% to 7.4% and stabilizing at 1.5% in 2015 and a discount rate of 35.7%.  The Greenfield scenario derives value from projected cash flows based on a theoretical “re-building” of the total locations attributed to WyoTech’s accreditation.  The significant assumptions for the Greenfield scenario include estimated revenue growth ranging from 26.9% to 114.8% from 2012 to 2015 and a discount rate of 35.7%.  The present value associated with the Greenfield scenario was subtracted from the present value of the current “as is” scenario.

In assessing goodwill for impairment we determined the fair value of its reporting units using a combination of an income approach, based on discounted cash flow (“DCF”), and a market-based approach. The DCF incorporated management’s cash flow projections and a terminal value. This amount was then discounted using a weighted average cost of capital (WACC) which considered our costs of debt and equity. We then reconciled the calculated fair value of its reporting units to its market capitalization, including a reasonable premium, as another consideration in assessing fair value.

In establishing the WACC, consideration was given to specific regulatory risks related to each reporting unit.  Accordingly, further negative developments in the regulatory environment could impact future assessments and result in impairments of goodwill and other indefinite lived intangible assets. In addition, impairment assessments involve significant judgments related to future revenues and earnings. Although we believe we have made reasonable and supportable estimates in connection with its impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

At September 30, 2011, the remaining goodwill of $197.9 million relates to the Heald reporting unit, which was acquired in January 2010. Since the acquisition, Heald has continued to meet or exceed all operating projections including but not limited to revenues and cash flow targets. However, the September 30, 2011 fair value of Heald exceeds carrying value by less than 5%.  Accordingly, any adverse change to the Heald operating results or projections or negative changes to our WACC or other assumptions used to estimate fair value could result in an impairment during future periods.

Should our stock price remain depressed or decline further, we could incur additional impairment charges to write-down of all or a portion of its goodwill and other intangible assets. Additionally, the fair value measure of accounting for financial instruments establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The implied fair value of goodwill and other intangible assets was determined using Level 3 inputs included in our discounted cash flow valuation method.

The determination of related estimated useful lives of intangible assets and whether or not these intangible assets are impaired involves significant judgment. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Results of Operations

Comparisons of results of operations between the three months ended September 30, 2011 and September 30, 2010.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,
	2011	2010
Statement of Operations Data:
Net revenues	100.0%	100.0%
Operating expenses:
Educational services	64.2	56.9
General and administrative	11.1	11.1
Marketing and admissions	25.4	20.8
Impairment, facility closing, and severance charges	2.4	—
Total operating expenses	103.1	88.8
(Loss) income from operations	(3.1)	11.2
Interest income	—	—
Interest expense, net	0.6	0.4
Other (income) expense, net	0.2	(0.1)
(Loss) income from continuing operations before (benefit) provision for income taxes	(3.9)	10.9
(Benefit)Provision for income taxes	(1.6)	4.3
(Loss) income from continuing operations	(2.3)	6.6
(Loss) income from discontinued operations, net of tax	—	—
Net (loss) income	(2.3)%	6.6

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Revenues. Net revenues decreased $86.4 million, or 17.3%, from $500.4 million in the first quarter of fiscal 2011 to $414.0 million in the first quarter of fiscal 2012. The decrease was due to an approximate 17.6% decrease in average student population and a 0.5% increase in average revenue per student during the period. At September 30, 2011, student population was 94,083 compared with 113,452 at September 30, 2011, a decrease of 17.1%. Total student starts decreased 22.8% to 31,624 for the first quarter of fiscal 2012 when compared to the first quarter of last year. The decrease in student starts is primarily attributable to management’s decision to stop enrolling ATB students in September 2010.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses decreased $18.9 million, or 6.6%, from $284.6 million in the first quarter of fiscal 2011 to $265.7 million in the first quarter of fiscal 2012. As a percentage of net revenues, educational services expenses increased from 56.9% of revenues in the first quarter of fiscal 2011 to 64.2% of revenues in the first quarter of fiscal 2012. The increase as a percentage of revenue is primarily due to an increase in compensation and facilities expense.  The increase in compensation and facilities expense as a percentage of revenue is primarily attributable to the amounts being generally fixed in nature.   Bad debt expense decreased to $18.0 million or 4.4% of net revenues for the first quarter of fiscal 2012 compared to $27.1 million or 5.4% of net revenues for the first quarter of fiscal 2011.  The improvement in bad debt expense is primarily the result of continued efficiencies in packaging students with financial aid as a result of bringing processing in-house.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $9.6 million, or 17.2%, from $55.7 million in the first quarter of fiscal 2011 to $46.1 million in the first quarter of fiscal 2012. As a percentage of net revenues, general and administrative expenses remained at 11.1% of revenues in the first quarter of fiscal 2011 and the first quarter of fiscal 2012.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $1.3 million, or 1.3%, from $103.9 million in the first quarter of fiscal 2011 to $105.2 million in the first quarter of fiscal 2012.  As a percentage of net revenues, marketing and admission expenses increased from 20.8% of revenues in the first quarter of fiscal 2011 to 25.4% of revenues in the first quarter of fiscal 2012.  The increase as a percentage of revenue is primarily attributable to an increase in compensation costs.  The cost per start increased $790 or 31.1% from $2,537 in the first quarter of fiscal 2011 to $3,328 in the first quarter of fiscal 2012.

Impairment and Severance Charges. During the first quarter of 2012 we incurred an impairment charge of $7.7 million related to intangible assets.  Additionally, during the first quarter of 2012 we recorded severance of $2.2 million.

(Benefit)Provision for Income Taxes. The effective income tax rate in the first quarter of fiscal 2012 was 40.5% as compared to 39.5% in the first quarter of fiscal 2011.

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

Liquidity and Capital Resources

On September 30, 2009, we entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, we increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of September 30, 2011, we were in compliance with all of the covenants. As of September 30, 2011, the credit facility had borrowings outstanding of $180.5 million and approximately $15.3 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Long-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2010 between our wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of September 30, 2011was approximately $14.9 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at September 30, 2011.

Working capital amounted to $75.7 million as of September 30, 2011 and $198.8 million as of June 30, 2011 and the current ratio was 1.4:1 and 1.9:1, respectively. The decrease in working capital compared to June 30, 2011 is primarily due to the repayment of cash borrowed for purposes of calculating our ED financial responsibility score as of year-end, a decrease in accounts receivable and prepaid expenses, an increase in prepaid tuition, partially offset by a decrease in accounts payable and accrued compensation and related liabilities.

Cash flows provided by operating activities amounted to $54.1 million in the first three months of fiscal 2012 compared to $4.5 million provided by operating activities in the same period of fiscal 2011. The increase in cash provided by operating activities for the first three months of fiscal 2012 compared to the first three months of fiscal 2011 was primarily due to an increase in cash provided by working capital of $86.0 million, partially offset by a decrease in income before depreciation, amortization, stock-based compensation, and impairment charges of $36.0 million.  The change in working capital was primarily due to the Company not collecting approximately $87.0 million of Title IV funds as of June 30, 2011, (which was subsequently collected in July 2011), and the timing of cash receipts and payments.  Included within cash flows from operating activities are $0 million of net cash flows used in operating activities related to discontinued operations for the three months ending September 30, 2011 and 2010, respectively.

Cash flows used in investing activities which are comprised solely of capital expenditures amounted to $11.2 million in the first three months of fiscal 2012 compared to cash flows used in investing activities of $33.9 million in the same period of fiscal 2011. Capital expenditures were primarily related to new campuses, relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $45-$50 million for fiscal 2012.

Cash flows used in financing activities in the first three months of fiscal 2012 primarily related to net payments on long-term debt amounted to approximately $111.3 million compared to cash flows used in financing activities of $141.9 million for the same period of fiscal 2011. The decrease in cash used in financing activities in the first three months of fiscal 2012 compared to the same period last year was due primarily to the purchase of treasury stock in fiscal 2011 and $10.1 million related to proceeds from the recourse sale of student loans to ASFG during the first quarter of fiscal 2012.

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

In fiscal 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), who specializes in subprime credit. This Genesis lending program has characteristics similar to our previous “discount loan” programs. As with our previous discount loan program, under this Genesis program we pay a discount to the origination and servicing provider for any loans purchased by Genesis and record the discount as a reduction to revenue. However, unlike our previous discount loan programs, under our new discount program we have both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of our agreement. Since we initiated the new discount program, we have acquired all of the loans that have been originated. Therefore, we are currently exposed to any credit defaults by our students but retain all amounts collected from our students under the current program. Additionally, the new discount loan program has also replaced our legacy loan program, called STAR. We estimate loans funded under the Genesis program, net of estimated refunds have been approximately $40.9  million for the three months ended September 30, 2011. These amounts are an estimate as some loans contain amounts that will be recognized during future periods. Accordingly, unrecognized loans amounts are subject to our refund policy.

On June 29, 2011, we entered into a loan origination agreement with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for our students. Under the loan origination agreement, ASFG has agreed to fund new student loans through June 2013. Under this agreement, Genesis will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. We estimated that loans funded under the ASFG program, net of estimated refunds, have been approximately $0.6 million for the three months ended September 30, 2011.

This ASFG loan program has characteristics similar to our previous “discount loan” programs. As with the previous discount loan program, under this ASFG program we will pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue over the period of instruction. However, unlike the previous discount loan programs, under this new discount program we have no right or obligation to acquire the related loan upon origination. Pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks it faces under its existing discount loan program.

Under the loan origination agreement, we are required to pay certain discount, transaction, management, origination and default aversion and other ancillary fees to ASFG of approximately $17-19 million per year. The loan origination agreement contains standard representations, warranties and covenants made by each party, as well as limited termination rights and customary events of default.

During the first quarter of fiscal 2012, we sold gross student loans with a face value of $16.8 million to ASFG, on a recourse basis.  The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold.  As of September 30, 2011, we received an advance of $10.1 million related to the sale, which has been recorded as a long-term other liability on the Consolidated Condensed Balance Sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Statement of Cash Flow.  The remaining $6.4 million of purchase price will be paid to us as ASFG receives student principal payments in excess of advance.

Included within the Consolidated Statement of Operations, under the caption “Other (income) expense,” for the three months ended September 30, 2011 and 2010 is net other (loss) income of ($0.3) million and $0.7 million, associated with the Genesis notes program, respectively. The net other income primarily reflects the interest income, loan origination fees, and costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

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

Interest Rate Exposure. As of September 30, 2011, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $195.4 million and capital lease obligations of $13.4 million, and (ii) student notes receivable, net, in the aggregate amount of $92.3 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. The Mortgage Facility has a related fixed interest rate swap agreement with Bank of America that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Mortgage Facility. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of September 30, 2011 was a deficit of CAD $23.2 million which includes borrowings outstanding under the credit facility of CAD $11.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

See Note 9 to the attached condensed consolidated financial statements regarding Commitments and Contingencies.

Item  1A.                        Risk Factors

Risks Related To Extensive Regulation Of Our Business

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item  2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
September 2010	3,659,400	$6.33	3,659,400	$176,828,374
October 2010	257,800	$7.09	257,800	175,000,126
Total	3,917,200		3,917,200

(1)                   The Board of Directors of Corinthian approved a stock repurchase program during July 2010 under which the Company may purchase up to $200 million of its common stock. The approval by the Board of Directors does not contain an expiration date. Repurchases under this program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

Exhibit 101

The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

November 2, 2011	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 2, 2011	/s/ ROBERT C. OWEN
Robert C. Owen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)