Form 10-Q
period 2011-12-31
CORINTHIAN COLLEGES INC
filed 2012-02-02
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2011

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

At January 27, 2012, there were 84,893,163 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,418	$107,430
Accounts receivable, net of allowance for doubtful accounts of $19,609 and $26,500 at December 31, 2011 and June 30, 2011, respectively	61,346	168,883
Student notes receivable, net of allowance for doubtful accounts of $19,264 and $18,633 at December 31, 2011 and June 30, 2011, respectively	22,447	18,456
Deferred income taxes	37,879	37,883
Prepaid expenses and other current assets	99,321	88,855
Total current assets	259,411	421,507
PROPERTY AND EQUIPMENT, net	312,951	331,858
OTHER ASSETS:
Goodwill, net	197,875	197,875
Other intangibles, net	174,821	183,149
Student notes receivable, net of allowance for doubtful accounts of $65,478 and $59,213 at December 31, 2011 and June 30, 2011, respectively	75,077	58,650
Deposits and other assets	6,105	7,402
Deferred income taxes	3,578	3,784
TOTAL ASSETS	$1,029,818	$1,204,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,347	$74,231
Accrued compensation and related liabilities	72,054	91,535
Accrued expenses	38,415	20,418
Prepaid tuition	81,885	35,128
Current portion of capital lease obligations	661	628
Current portion of long-term debt	122,042	730
Total current liabilities	368,404	222,670
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,620	12,976
LONG-TERM DEBT, net of current portion	—	317,458
DEFERRED INCOME TAXES	15,440	18,565
OTHER LONG-TERM LIABILITIES	69,809	67,489
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 91,067 shares issued and 84,893 shares outstanding at December 31, 2011 and 90,786 shares issued and 84,612 shares outstanding at June 30, 2011	9	9
Additional paid-in capital	247,021	241,882
Treasury stock	(56,368)	(56,368)
Retained earnings	370,163	378,003
Accumulated other comprehensive income	2,720	1,541
Total stockholders’ equity	563,545	565,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,029,818	$1,204,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$415,454	$481,711	$829,496	$982,119
OPERATING EXPENSES:
Educational services (including bad debt expense of $14,572 and $31,551 for the three months ended December 31, 2011 and 2010, respectively: and $32,610 and $58,629 for the six months ended December 31, 2011 and 2010, respectively)	255,617	288,571	521,293	573,165
General and administrative	45,826	54,016	91,925	109,733
Marketing and admissions	104,016	106,044	209,253	209,922
Impairment, facility closing and severance charges	2,718	205,989	12,584	205,989
Total operating expenses	408,177	654,620	835,055	1,098,809

INCOME (LOSS) FROM OPERATIONS	7,277	(172,909)	(5,559)	(116,690)
Interest (income)	(748)	(183)	(907)	(410)
Interest expense	2,804	2,018	5,380	4,162
Other expense (income), net	2,205	(1,229)	3,149	(1,807)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	3,016	(173,515)	(13,181)	(118,635)
Provision (benefit) for income taxes	1,222	(9,980)	(5,339)	11,673

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,794	(163,535)	(7,842)	(130,308)
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $81 and $116 for the three and six months ended December 31, 2010, respectively.	—	(177)	—	(295)
NET INCOME (LOSS)	$1,794	$(163,712)	$(7,842)	$(130,603)

Income (loss) from continuing operations	$0.02	$(1.94)	$(0.09)	$(1.52)
Loss from discontinued operations	—	—	—	—
Net income (loss)	$0.02	$(1.94)	$(0.09)	$(1.52)

INCOME (LOSS) PER SHARE—DILUTED:
Income (loss) from continuing operations	$0.02	$(1.94)	$(0.09)	$(1.52)
Loss from discontinued operations	—	—	—	—
Net income (loss)	$0.02	$(1.94)	$(0.09)	$(1.52)

Weighted average number of common shares outstanding:
Basic	84,868	84,390	84,838	86,169
Diluted	85,222	84,390	84,838	86,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,842)	$(130,603)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,388	39,970
Stock based compensation	4,563	4,832
Deferred Income taxes	—	(22,201)
Loss on disposal of assets	740	481
Impairment charges	7,715	203,561
Changes in assets and liabilities:
Accounts receivable, net	107,390	89
Student notes receivable, net	(20,418)	(16,319)
Prepaid expenses and other assets	(12,361)	2,756
Accounts payable	(20,095)	(22,942)
Accrued expenses and other liabilities	(1,316)	(30,810)
Income taxes payable	—	(6,534)
Prepaid tuition	47,289	(14,771)
Other long-term liabilities	(6,865)	(3,512)
Net cash provided by operating activities	137,188	3,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,074)	(65,802)
Net cash used in investing activities	(20,074)	(65,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	63,110	284,676
Principal repayments on long-term debt and capital lease obligations	(258,960)	(367,431)
Proceeds from borrowing under student notes receivable sale agreement, net	9,391	—
Proceeds from exercise of stock options and employee stock purchase plan	671	590
Purchase of treasury stock	—	(25,000)
Net cash used in financing activities	(185,788)	(107,165)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(338)	441
NET DECREASE IN CASH AND CASH EQUIVALENTS	(69,012)	(168,529)
CASH AND CASH EQUIVALENTS, beginning of period	107,430	209,419
CASH AND CASH EQUIVALENTS, end of period	$38,418	$40,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$9,598	$49,559
Interest paid, net of capitalized interest	$3,171	$3,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of December 31, 2011, the Company had 94,860 students and operated 107 schools in 26 states and 16 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, business, technology, and criminal justice. The Company also offers exclusively online degrees, primarily in business and criminal justice.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2011 consolidated financial statements of the Company included in the Company’s 2011 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012.

The unaudited condensed consolidated financial statements as of December 31, 2011 and for the three and six months ended December 31, 2011 and 2010 and the audited condensed consolidated financial statements as of June 30, 2011 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at December 31, 2011. In addition, the carrying value of all borrowings approximates fair value at December 31, 2011. The student notes receivable, net balances are presented within current and non-current assets on the consolidated balance sheets.  It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

Note 2—Impairment and Severance Charges

During the first quarter of fiscal 2012, the Company considered whether any indicators of impairment existed at the balance sheet date. Consequently, the Company performed an interim impairment test on goodwill and other indefinite lived intangible assets. The Company believes that continued regulatory uncertainties, and the potential impact of new regulations, particularly regulations regarding gainful employment, have had a sustained negative impact on Company’s stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets related to the WyoTech schools were impaired.  The estimated fair values of WyoTech’s trade names and accreditation fell below their carrying values of $14.0 million and $3.3 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011.  As a result, the Company recorded an impairment charge of $7.7 million, which reduced the carrying value of WyoTech’s trade names to $8.6 million and accreditation to $1.0 million.

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

At December 31, 2011, the remaining goodwill of $197.9 million relates to the Heald reporting unit, which was acquired in January 2010. Since the acquisition, Heald has continued to meet or exceed all operating projections including but not limited to revenues and cash flow targets. However, the September 30, 2011 fair value of Heald exceeded carrying value by less than 5%.  Accordingly, any adverse change to the Heald operating results or projections or negative changes to the Company’s WACC or other assumptions used to estimate fair value could result in impairment during future periods.

At December 31, 2011 the Company considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non amortizable intangible assets at that date and concluded that no such test was necessary. The Company will perform its required annual impairment test for goodwill and other non amortizable intangible assets as of June 30, 2012.

Should the Company’s stock price remain depressed or decline further, the Company could incur additional impairment charges to write-down all or a portion of its goodwill and other intangible assets. Additionally, the fair value measure of accounting for financial instruments establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The implied fair value of goodwill and other intangible assets was determined using Level 3 inputs included in the Company’s discounted cash flow valuation method.

Additionally, the Company incurred and paid severance in the three and six months ending December 31, 2011 of $2.7 million and $4.9 million, respectively.

Note 3—Discontinued Operations

During fiscal year 2011, the Company completed the teach-out of its Fife, WA and Toronto (Central), Ontario campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for all prior periods presented. All amounts related to discontinued operations are not material to the consolidated financial statements.  There were no discontinued operations for the three and six months ended December 31, 2011.

Note 4—Student Receivables

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

In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), which specializes in subprime credit. Under this Genesis program the Company paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program the Company then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. Since the Company initiated the Genesis program, the Company acquired all of the loans that were originated. Therefore, the Company is exposed to any credit defaults by students but retains all amounts collected from the students under this program.

On June 29, 2011, the Company entered into a loan origination agreement with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for the Company’s students. Under the loan origination agreement, ASFG has agreed to fund new student loans through June 2013. Under this agreement, Genesis will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. During the second quarter of fiscal 2012 the Company completed the transition from the Genesis discount loan program to the ASFG discount loan program.  The Company estimates loans funded under the Genesis discount loan program, net of refunds, have been approximately $7.0 million and $48.4 million for the three and six months ended December 31, 2011, respectively. The Company estimates loans funded under the ASFG program, net of estimated refunds, have been approximately $36.7 million and $37.4 million for the three and six months ended December 31, 2011, respectively.

This ASFG loan program has characteristics similar to the Company’s previous “discount loan” programs. As with the Company’s previous discount loan program, under this ASFG program the Company will pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue over the period of instruction. However, unlike the Genesis discount loan program, under this ASFG discount program the Company has no right or obligation to acquire the related loan upon origination. Pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company will be obligated to purchase any student loans for which no payment has been made for over 90 days. The Company applies historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both an asset and liability equal to the estimated risk upon funding.  The asset is recorded within prepaid expenses and will be recognized as a reduction to revenue over the period of instruction.  The recourse liability is recorded within accrued expenses.  Upon recourse the Company will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG.  The purchase price will be recorded as an increase to notes and a reduction to the recourse liability. The recourse liability related to the notes at December 31, 2011 was $6.0 million.  Under this backup loan purchase agreement, the Company’s maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects its ultimate risk under this loan program to be substantially similar to the risks it faces under its Genesis discount loan program.

During the first quarter of fiscal 2012, the Company sold student loans with a face value of $16.8 million to ASFG, on a recourse basis.  The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold.  As of December 31, 2011, the Company received an advance of $10.1 million related to the sale, which has been recorded as a long-term other liability on the Consolidated Condensed Balance Sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Statement of Cash Flow.  The remaining $6.7 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance.  The long-term other liability and underlying student loans sold will be derecognized as ASFG receives principal payments.  As of December 31, 2011 ASFG had collected approximately $0.7 million of principal payments related to the $16.8 million of notes sold. As of December 31, 2011, the remaining obligation is approximately $9.4 million.

Student notes receivable represent loans that have maturity dates that generally range between 12 to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest rate charged on the Genesis notes purchased by the Company was at a fixed rate of 6.8% with an origination fee of 1%. Notes purchased by ASFG from Genesis have market driven interest rates. Included in the consolidated balance sheet at December 31, 2011 and June 30, 2011 is $97.5 million and $77.1 million of notes receivable, respectively.

	December 31, 2011	June 30, 2011
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$80,955	$195,383
Less allowance for doubtful accounts	(19,609)	(26,500)
Accounts receivable, Net	$61,346	$168,883
Student notes receivable:
Student notes receivable, Gross	$182,266	$154,952
Less allowance for doubtful accounts	(84,742)	(77,846)
Student notes receivable, Net	$97,524	$77,106

The decrease in accounts receivable at December 31, 2011 compared to June 30, 2011 was primarily due to the Company not collecting approximately $87.0 million of Title IV funds as of June 30, 2011 (which was subsequently collected in July 2011).

The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The loan reserve model is reviewed annually during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a refinement of the model is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during the three months and six months ended December 31, 2011 and 2010.  In the six months ended December 31, 2011 and 2010, the Company has charged-off $38.0 million and $28.4 million, respectively, of Genesis notes net of recoveries.  The charge-off is recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Allowance for doubtful accounts
Accounts receivable:
Beginning allowance for doubtful accounts	$20,289	$31,151	$26,500	$27,533
Charged to statement of operations	14,572	31,551	32,610	58,629
Deductions	(15,252)	(26,623)	(39,501)	(50,083)
Ending allowance for doubtful accounts	19,609	36,079	19,609	36,079
Student notes receivable:
Beginning allowance for doubtful accounts	$79,403	$63,648	$77,846	$60,835
Charged to statement of operations	27,026	16,181	44,916	30,346
Deductions	(21,687)	(17,078)	(38,020)	(28,430)
Ending allowance for doubtful accounts	84,742	62,751	84,742	62,751

The effect of an increase in the student notes receivable allowance of 3% of the Company’s outstanding earned notes receivable from 46.5% to 49.5% or $84.7 million to $90.2 million would result in a decrease in pre-tax income of $5.5 million as of December 31, 2011. Recoveries for all periods presented are not material.

Although the Company analyzes past due receivables, it is not practical to provide an aging of non-current student receivable balances as a result of the methodology utilized in determining the earned student receivable balances. Student receivables are recognized on the Company’s consolidated balance sheets as they are earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

Generally, a student accounts receivable balance is written off once it reaches greater than 180 days past due.

Included within the Consolidated Statement of Operations, under the caption “Other expense (income),” for the three months and six months ended December 31, 2011, there was net other expense of $2.4 million and $2.7 million, associated with the student notes programs, respectively. For the three and six months ended December 31, 2010, there was net other income of $1.2 million and $1.8 million, associated with the Genesis notes program, respectively.

Genesis Program

The net other expense (income) primarily reflects the interest income, loan origination fees, and costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

ASFG Program

The net other expense (income) primarily reflects the program structuring fees, management fees, and other fees charged by ASFG.  The Company defers and recognizes program structuring and management fees over the program length.  All other fees are charged to expense as incurred.

Note 5—Debt and Capital Lease Obligations

As of December 31, 2011, long-term debt and capital lease obligations consisted of the following:

	December 31, 2011	June 30, 2011
	(unaudited)
	(In thousands)
Credit facility obligations, with interest at 3.7% per annum	107,319	$303,100
Mortgage facility obligations, with interest at 4.0% per annum	14,723	15,088
Capital lease obligations	13,281	13,604
	135,323	331,792
Less—current portion of credit and mortgage facility obligations	(122,042)	(730)
Less—current portion of capital lease obligations	(661)	(628)
	$12,620	$330,434

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012.The Credit Facility expires on October 1, 2012, as such the borrowings have been classified as short-term. The Company intends to renew before expiration. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of December 31, 2011, the Company was in compliance with all of the covenants. As of December 31, 2011, the credit facility had borrowings outstanding of $107.3 million and approximately $21.4 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by the Company’s present and future significant operating subsidiaries.

Short-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2010 between the Company’s wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of December 31, 2011 was approximately $14.7 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at December 31, 2011.

Note 6—Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three and six months ended December 31, 2011 and 2010 (in thousands, unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income (loss)	$1,794	$(163,712)	$(7,842)	$(130,603)
Foreign currency translation adjustments	(439)	661	1,119	1,370
Post employment benefits	30	30	60	60
Comprehensive income (loss)	$1,385	$(163,021)	$(6,663)	$(129,173)

Note 7—Weighted Average Number of Common Shares Outstanding

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income (loss) per common share for the three and six months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Basic common shares outstanding	84,868	84,390	84,838	86,169
Effects of dilutive securities:
Stock options and restricted stock units	354	—	—	—
Diluted common shares outstanding	85,222	84,390	84,838	86,169

During the three and six months ended December 31, 2011, the Company issued 0.1 and 0.3 million shares of common stock, respectively, related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units, respectively. During the three and six months ended December 31, 2011, approximately 11.3 million and 13.0 million, respectively, and during the three and six months ended December 31, 2010, approximately 10.5 million and 11.6 million, respectively of the Company’s stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. Corinthian plans to repurchase shares on the open market or in private transactions from time to time, depending on the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of December 31, 2011 the Company had repurchased 3,917,200 shares at an average price of $6.38.

Note 8—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$398,115	$464,100	$795,233	$948,194
Canadian operations	17,339	17,611	34,263	33,925
Consolidated	$415,454	$481,711	$829,496	$982,119

	December 31, 2011	June 30, 2011
	(unaudited)
Long-lived assets
U.S. operations	$758,719	$769,176
Canadian operations	11,688	13,542
Consolidated	$770,407	$782,718

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

False Claims Act Qui Tams

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case is captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions allege violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleges causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the

U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and the Company opposed that appeal. On August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court’s dismissal, and remanded with instructions to permit the relator to amend the complaint. On December 15, 2011, the first amended Lee complaint was filed alleging only violations of the False Claims Act, 31 U.S.C. § 3729, against the original defendants.  The Company believes these complaints are without merit and intends to defend itself and its current and former directors vigorously.

Securities and Derivative Litigation

On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs intervened in the lawsuit and petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs have filed an amended consolidated complaint, and the Company filed a motion to dismiss the consolidated action. On January 30, 2012, the U.S. District Court granted the Company’s motion to dismiss, and gave the plaintiffs thirty days to file an amended complaint. The Company believes the complaints are without merit and intends to defend itself and its current and former officers vigorously.

On October 19, 2010, a shareholder derivative complaint captioned David Realty Company, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the then-current members of the Company’s Board of Directors, plus Ken Ord and Matt Ouimet, both of whom are current or former officers of the Company, and against the Company as a nominal defendant. On October 22, 2010, a second shareholder derivative complaint captioned Jake Vale, derivatively on behalf of Corinthian Colleges, Inc., v. Paul St. Pierre, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company’s Board of Directors, plus Ken Ord, and against the Company as a nominal defendant. Both derivative complaints are based on factual allegations similar to those alleged in the Karam federal securities complaint identified above. The David Realty Company complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, and breach of fiduciary duty for insider selling and misappropriation of information; the Vale complaint asserts causes of action for violation of Section 14(a) of the 1934 Exchange Act, breach of fiduciary duty, unjust enrichment, and indemnification and contribution. These matters have now been consolidated in the United States District Court for the Central District of California in a matter captioned In re: Corinthian Colleges, Inc. Shareholder Derivative Litigation, and the Company and the individual defendants filed a motion to dismiss the consolidated action.  On January 30, 2012, the U.S. District Court granted the Company’s motion to dismiss, and gave the plaintiffs thirty days to file an amended complaint.  On November 18, 2011, David Realty Company, a putative shareholder of the Company and a plaintiff in the matter captioned In re: Corinthian Colleges, Inc. Shareholder Derivative Litigation, filed a Petition for Writ of Mandate in California Superior Court seeking to compel the Company to produce books and records under California common law and California Corporations Code Section 1600, et seq.  The Company has filed an answer and a memorandum of points and authorities in opposition to the petition for writ of mandate.  The Company and the individual defendants believe these matters are without merit, and the Company intends to defend these matters vigorously.

Former Student Litigation

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont campus. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company never operated any HVAC programs at the Company’s WyoTech Oakland campus during its ownership of that campus. The arbitrator ruled that the arbitration provision in the former students’ enrollment agreement is not susceptible to class-wide resolution. On November 22, 2011, a California state court judge refused to confirm the arbitrator’s clause construction decision and remanded the matter to the arbitrator for further consideration. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition named thirteen former students of three Dallas-area Everest campuses as plaintiffs and did not seek certification as a class action. The plaintiffs alleged violations of Texas’ Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs sought recovery of compensatory and exemplary damages and attorneys’ fees. The action in Dallas County District Court has been ordered to arbitration, where individual arbitration demands have been filed. Following losses on ten arbitration awards, the plaintiffs’ attorneys have recently informed us they no longer represent a total of approximately one-hundred-and-fifty current or former students, but have now reduced their total current client count to thirteen students, upon whose behalf they have filed arbitration demands, bringing the total demands filed to those of the original thirteen plaintiffs, plus an additional eleven individual students (other previously filed arbitration demands have been administratively dismissed) . Of the first eleven cases in which arbitration awards have been returned, the Company received a complete defense verdict in ten cases and the plaintiff received an immaterial arbitration award in the other case.  The Company believes these arbitration claims are without merit and intends to continue vigorously defending itself.

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

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, certifications and career placement; Alleged violation of California’s Unfair Competition Law and California’s Consumer Legal Remedies Act; Complaint seeks class certification, restitution and injunctive relief; The matter has been compelled to arbitration, but no arbitration demand has been filed.

All persons who attended any Everest College campus in the United States during the applicable statute of limitations period

January 24, 2011 and February 17, 2011	Kevin Ferguson; Everest Institute in Miami, Florida; and Sandra Muniz; Heald College campuses in Rancho Cordova and Roseville, California (initially filed as separate actions, but now consolidated)	U.S. District Court, Central District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging breach of implied contract, breach of implied covenant of good faith and fair dealing, violation of California’s Business and Professions Code, violation of California’s Consumer Legal Remedies Act, negligent misrepresentation and fraud; Complaint seeks class certification, injunctive relief, restitution, disgorgement, punitive damages, attorneys’ fees and costs of suit; the district court compelled all non-injunctive claims to arbitration and permitted all injunctive claims to remain before the court; the Company has appealed the order as it relates to the injunctive claims.

All persons who attended any Everest institution in the United States or Canada from January 2005 to the present; all persons who attended any Heald institution from January 2009 to the present

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

On September 13, 2011, an action captioned Michael Harrington, individually and on behalf of all persons similarly situated, v. Corinthian Schools, Inc., et al., was filed in California’s Alameda Superior Court.  A virtually identical action with the same caption was filed by different plaintiff’s counsel on September 15, 2011, in California’s Orange County Superior Court.  The plaintiff is a former admissions representative at the Company’s Fremont and Hayward campuses and the two actions allege violations of California’s Business and Professions Code Section 17200 and the California Labor Code for alleged failure to pay for all hours worked, purported denial of meal periods, and alleged failure to pay wages upon termination.  The Alameda complaint has since been voluntarily dismissed.  While the scope of the putative class is not clear, the remaining Orange County action appears to seek certification of a class to include those current and former admissions representatives over the last four years at the Company’s California campuses.  The Company believes the allegations are without merit and intends to vigorously defend itself.

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

On March 28, 2011, the Company received a letter from the California Attorney General’s Office (the “CA AG”) ostensibly seeking information pursuant to the Stipulated Judgment agreed to by the Company and the CA AG in July 2007. The letter requests information and documentation related to (i) the discontinuation of certain programs immediately after the Stipulated Judgment, (ii) numbers of new students, graduating students and discontinuing students, by program, (iii) marketing and solicitation materials, (iv) enrollment agreements and disclosures, (v) graduating students’ employment and compensation, (vi) transferability of credit by the Company’s former students, (vii) training provided to employees pursuant to the Stipulated Judgment, and (viii) disciplinary actions against certain categories of employees. The Company has cooperated, and continues to cooperate, with the CA AG’s reasonable requests for information, but has objected to certain overly-broad requests which appear to be unrelated to the 2007 Stipulated Judgment.

On April 29, 2011, the Company’s Everest Institute campuses in Brighton and Chelsea, Massachusetts received civil investigative demands from the Massachusetts Attorney General’s Office (the “MA AG”) seeking (i) information about past students who have enrolled in each institution, (ii) the identity of recruiters, (iii) recruiting and enrollment documents, (iv) documentation related to analyses of delinquency, default, drop out, refund, loan forgiveness or reduction, placement, student income, and/or any student’s ability to repay loans, and (v) cohort default and graduation rates. The Company has cooperated, and continues to cooperate, with the MA AG’s reasonable requests for information.

On April 11, 2011 the Company’s Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED’s Office of Inspector General (the “OIG”) requesting documents related to the Jonesboro campus’s employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney for the Northern District of Georgia who focuses primarily on civil false claims act matters, including qui tams. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney’s Office has made a determination about whether to file a false claims act lawsuit in this matter. The Company has provided documents to the OIG, met with the OIG and the AUSA supervising this matter, and is continuing to cooperate with the OIG’s requests.

On May 19, 2011, along with other private sector education companies, the Company received a subpoena from the New York Attorney General’s Office (the “NY AG”) seeking information on potential issues related to financial aid, admissions, students, securities and other areas.  The Company is cooperating with the NY AG’s reasonable requests for information.

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

On December 15, 2011, after other private sector education companies had received similar requests, the Company received a civil investigative demand from the Illinois Attorney General’s Office (the “IL AG”) seeking information on potential issues related to financial aid, admissions, students and other areas.  The Company is cooperating with the IL AG’s reasonable requests for information.

ED periodically conducts program reviews of institutions that participate in federal student financial aid programs. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has program reviews at the following stages: (i)  the Company has received a program review report with respect to a site visit at the online operations of Everest University in Tampa, FL in September 2010, responded to the findings in that report in June 2011, and, on November 14, 2011, received a final determination letter from ED which required the return of approximately $3.6 million with respect to students in prior enrollment periods who had unofficially withdrawn, but for whom the Company’s institutions had incorrectly calculated the return to Title IV funds, and (ii) the Company’s Everest College Phoenix (“ECP”) has received program review reports and provided written responses regarding the site visits conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit. The Company had fully accrued or paid all of the required payments to ED or applicable lenders during the quarter ended December 31, 2011 or prior periods.  The Company will continue to cooperate with ED in its ongoing reviews.

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

As of December 31, 2011, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

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

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are now reported as a component of income tax expense. As of December 31, 2011 and June 30, 2011, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Operations was less than $0.1 million and $0.5 million, respectively.

As of December 31, 2011 and June 30, 2011, the total amount of unrecognized tax benefits was $3.0 million. As of December 31, 2011 and June 30, 2011, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $2.7 million. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is approximately $1.5 million.

During the first quarter of fiscal 2012, the Company settled and closed the IRS examination related to fiscal years 2008 and 2009. The result was a tax liability of $0.2 million for 2008 and a refund of taxes for 2009 of $0.3 million.

The Company’s effective tax rate was 40.5% for the three months and six months ended December 31, 2011, respectively compared to a benefit of 5.8% for the quarter and a provision of 9.8% for the first six months of fiscal 2011. The effective tax rate for the three and six months ended December 31, 2010 included the effect of the $203.6 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, our effective tax rate for the three and six months ended December 31, 2010 was 40.8% and 40.0%, respectively.

Note 12—Subsequent Events

The company has signed a definitive agreement on January 27, 2012 for the sale-leaseback of five of its properties. The proceeds will be approximately $40 million which will be offset partially by the repayment of $14.6 million of mortgages on these properties.  The expected gain of approximately $6 million will be amortized over the 15 year lease term.

The Company has evaluated all other material transactions and events and concluded that no other subsequent events have occurred that require reporting in this Form 10-Q as of the filing date except as disclosed in Note 9—Commitments and Contingencies.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 24.2% to 27.2% or $19.6 million to $22.0 million would result in a decrease in pre-tax income of $2.4 million for the period ended December 31, 2011. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 46.5% to 49.5% or $84.7 million to $90.2 million would result in a decrease in pre-tax income of $5.5 million for the period ended December 31, 2011.

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

During the first quarter of fiscal 2012, we considered if any indicators of impairment existed at the balance sheet date. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. We believe that continued regulatory uncertainties, and the potential impact of new regulations, particularly regulations regarding gainful employment, have had a sustained negative impact on our stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets related to the WyoTech schools were impaired.  The estimated fair values of WyoTech’s trade names and accreditation fell below their carrying values of $14.0 million and $3.3 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011.  As a result, we recorded an impairment charge of $7.7 million, which reduced the carrying value of WyoTech’s trade names to $8.6 million and accreditation to $1.0 million.

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

At December 31, 2011, the remaining goodwill of $197.9 million relates to the Heald reporting unit, which was acquired in January 2010. Since the acquisition, Heald has continued to meet or exceed all operating projections including but not limited to revenues and cash flow targets. However, the September 30, 2011 fair value of Heald exceeded carrying value by less than 5%.  Accordingly, any adverse change to the Heald operating results or projections or negative changes to our WACC or other assumptions used to estimate fair value could result in impairment during future periods.

At December 31, 2011, we considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non amortizable intangible assets at that date and concluded that no such test was necessary. We will perform our required annual impairment test for goodwill and other non amortizable intangible assets as of June 30, 2012.

Should our stock price remain depressed or decline further, we could incur additional impairment charges to write-down all or a portion of its goodwill and other intangible assets. Additionally, the fair value measure of accounting for financial instruments establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The implied fair value of goodwill and other intangible assets was determined using Level 3 inputs included in our discounted cash flow valuation method.

The determination of related estimated useful lives of intangible assets and whether or not these intangible assets are impaired involves significant judgment. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Results of Operations

Comparisons of results of operations between the three months ended December 31, 2011 and December 31, 2010.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	61.5	59.9	62.9	58.4
General and administrative	11.0	11.2	11.1	11.2
Marketing and admissions	25.0	22.0	25.2	21.4
Impairment, facility closing, and severance charges	0.7	42.8	1.5	20.9
Total operating expenses	98.2	135.9	100.7	111.9
Income (loss) from operations	1.8	(35.9)	(0.7)	(11.9)
Interest (income)	(0.2)	(0.1)	(0.1)	(0.1)
Interest expense	0.7	0.4	0.6	0.5
Other (income) expense	0.6	(0.2)	0.4	(0.2)
Income (loss) before provision for income taxes	0.7	(36.0)	(1.6)	(12.1)
Provision (benefit) for income taxes	0.3	(2.1)	(0.7)	1.2
Income (loss) from continuing operations	0.4	(33.9)	(0.9)	(13.3)
Income (loss) from discontinued operations, net of tax	—	(0.1)	—	0.0
Net income (loss)	0.4%	(34.0)%	(0.9)%	(13.3)%

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Net Revenues. Net revenues decreased $66.2 million or 13.7%, from $481.7 million in the second quarter of fiscal 2011 to $415.5 million in the second quarter of fiscal 2012. The decrease was due to an approximate 13.5% decrease in average student population and a 0.3% decrease in average revenue per student during the period. At December 31, 2011, student population was 94,860 compared with 105,210 at December 31, 2010, a decrease of 9.8%. Total student starts decreased 3.0% to 25,951 for the second quarter of fiscal 2012 when compared to the second quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses decreased $33.0 million, or 11.4%, from $288.6 million in the second quarter of fiscal 2011 to $255.6 million in the second quarter of fiscal 2012, due to an increase in compensation expense and facilities expense, partially offset by improvement in bad debt expense. As a percentage of net revenues, educational services expenses increased from 59.9% of revenues in the second quarter of fiscal 2011 to 61.5% of revenues in the second quarter of fiscal 2012. The increase in compensation and facilities expense as a percentage of revenue is primarily attributable to the amounts being generally fixed in nature.  Bad debt expense decreased to $14.6 million or 3.5% of net revenues for the second quarter of fiscal 2012 compared to $31.6 million or 6.6% of net revenues for the second quarter of fiscal 2011. The improvement in bad debt expense is primarily the result of continued efficiencies in packaging students with financial aid as a result of bringing processing in-house.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $8.2 million, or 15.2%, from $54.0 million in the second quarter of fiscal 2011 to $45.8 million in the second quarter of fiscal 2012. As a percentage of net revenues, general and administrative expenses decreased from 11.2% of revenues in the second quarter of fiscal 2011 to 11.0% of revenues in the second quarter of fiscal 2012.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses decreased $2.0 million, or 1.9%, from $106.0 million in the second quarter of fiscal 2011 to $104.0 million in the second quarter of fiscal 2012. As a percentage of net revenues, marketing and admissions expenses increased from 22.0% of revenues for the second quarter of fiscal 2011 to 25.0% of revenues for the second quarter of fiscal 2012. The increase as a percentage of revenue is primarily attributable to an increase in compensation and advertising costs.  The cost per start increased $45 or 1.1% from $3,963 in the second quarter of fiscal 2011 to $4,008 in the second quarter of fiscal 2012.

Impairment and Severance Charges. We recorded and paid severance of $2.7 million and $2.4 million during the second quarter of fiscal 2012 and 2011, respectively. Additionally, during the second quarter of fiscal 2011 we incurred a goodwill impairment charge of $203.6 million.

Provision(benefit) for Income Taxes. The effective income tax rate in the second quarter of fiscal 2012 was 40.5% as compared to (5.8)% in the second quarter of fiscal 2011. The effective tax rate for the three months ended December 31, 2010 included the effect of the $203.6 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, our effective tax rate for the second quarter of fiscal 2011 was 40.8%.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Net Revenues. Net revenues decreased $152.6 million, or 15.5%, from $982.1 million in the first six months of fiscal 2011 to $829.5 million in the first six months of fiscal 2012. The decrease was due to an approximate 15.6% decrease in average student population, offset by a 0.1% increase in average revenue per student during the period. At December 31, 2011, student population was 94,860 compared with 105,210 at December 31, 2010, a decrease of 9.8%. Total student starts decreased 15.0% to 57,575 for the first six months of fiscal 2012 when compared to the first six months of last year. The decrease in student starts is primarily attributable to management’s decision to stop enrolling ATB students in September 2010. In June 2012, we began re-enrolling ATB students at a reduced level.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses decreased $51.9 million, or 9.1% from $573.2 million in the first six months of fiscal 2011 to $521.3 million in the first six months of fiscal 2012, due to compensation expense and facilities expense, partially offset by an improvement in bad debt expense. As a percentage of net revenues, educational services expenses increased from 58.4% of revenues in the first six months of fiscal 2011 to 62.9% of revenues in the first six months of fiscal 2012. The increase in compensation and facilities expense as a percentage of revenue is primarily attributable to the amounts being generally fixed in nature.  Bad debt expense decreased to $32.6 million or 3.9% of net revenues for the first six months of fiscal 2012 compared to $58.6 million or 6.0% of net revenues for the first six months of fiscal 2011. The improvement in bad debt expense is primarily the result of continued efficiencies in packaging students with financial aid as a result of bringing processing in-house.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $17.8 million, or 16.2%, from $109.7 million in the first six months of fiscal 2011 to $91.9 million in the first six months of fiscal 2012. As a percentage of net revenues, general and administrative expenses decreased from 11.2% of revenues in the first six months of fiscal 2011 to 11.1% of revenues in the first six months of fiscal 2012.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses decreased $0.6 million, or 0.3%  from $209.9 million in the first six months of fiscal 2011 to $209.3 million in the first six months of fiscal 2012. As a percentage of net revenues, marketing and admissions expenses increased from 21.4% of revenues in the first six months of fiscal 2011 to 25.2% of revenues for the first six months of fiscal 2012. The increase was primarily attributable to an increase in advertising costs.  The cost per start increased $533 or 17.2% from $3,101 in the first six months of fiscal 2011 to $3,634 in the first six months of fiscal 2012.

Impairment and Severance Charges. During the first six months of 2012, we incurred an impairment charge of $7.7 million related to intangible assets compared to a $203.6 million goodwill impairment charge during the first six months of fiscal 2011.  Additionally, during the first six months of fiscal 2012, we recorded severance of $4.9 million compared to $2.4 million during the first six months of fiscal 2011.

(Benefit) provision for Income Taxes. The effective income tax rate in the first six months of fiscal 2012 was (40.5%)  as compared to 9.8% in the first six months of fiscal 2011. The effective tax rate for the six months ended December 31, 2010 included the effect of the $203.6 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, our effective tax rate for the first six months of fiscal 2011 was 40.0%.

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

Liquidity and Capital Resources

On September 30, 2009, we entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, we increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million, is a Canadian facility. The Credit Facility expires on October 1, 2012, as such the borrowings have been classified as short-term. We intend to renew before expiration. The Company has the intent to refinance, however, as of the filing date of this Form 10Q, the Company had not closed the refinance transaction. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a U.S. Department of Education (“ED”) financial responsibility composite score ratio. As of December 31, 2011, we were in compliance with all of the covenants. As of December 31, 2011, the credit facility had borrowings outstanding of $107.3 million and approximately $21.4 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Short-term debt also includes a term loan credit facility (the “Mortgage Facility”) dated March 24, 2010 between our wholly-owned subsidiary, Heald Real Estate, LLC (“Heald Real Estate”), and Bank of America, N.A. (“B of A”) that is secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the “Heald Guarantors”). On January 4, 2010, Heald Real Estate, the Heald Guarantors and B of A entered into an amendment and waiver to the Mortgage Facility (the “1st Amendment and Waiver”), pursuant to which B of A waived compliance with all covenants and defaults under the Mortgage Facility except for the requirement that Heald Real Estate continue making regularly scheduled payments under the Mortgage Facility. Also on January 4, 2010, Corinthian entered into a Continuing and Unconditional Guaranty to guarantee the obligations of Heald Real Estate under the Mortgage Facility. The parties also agreed that any defaults under Corinthian’s syndicated Third Amended and Restated Credit Agreement (the “Credit Facility”) will constitute a default under the Mortgage Facility. On March 31, 2010, Heald Real Estate entered into an Amended and Restated Credit Agreement (the “Amended Heald Credit Agreement”) with B of A as administrative agent for the lenders, and each lender from time to time party thereto. Pursuant to the terms of the Amended Heald Credit Agreement, the parties amended and restated the covenants and default provisions under the Mortgage Facility to substantially parallel those provisions in the Company’s Credit Facility. All other material provisions of the Mortgage Facility remained substantially unchanged. As a condition precedent to the effectiveness of the Amended Heald Credit Agreement, Bank of the West agreed to assume approximately $8 million, and Heald Real Estate prepaid approximately $7 million, of the loans outstanding under the Mortgage Facility. The total outstanding principal and interest under the Amended Heald Credit Agreement as of December 31, 2011 was approximately $14.7 million. The outstanding term loans under the Amended Heald Credit Agreement bear interest, at Heald Real Estate’s option, either (a) at the Base Rate (as defined in the Amended Heald Credit Agreement) or (b) at the Eurodollar Rate (as defined in the Amended Heald Credit Agreement) for the applicable interest period plus 3.00% per annum. The minimum interest rate is 4.00% per annum. The Amended Heald Credit Agreement matures on March 24, 2012. The Amended Heald Credit Agreement has a related fixed interest rate swap agreement with B of A that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Amended Heald Credit Agreement. The fair value of the fixed interest rate swap is not material at December 31, 2011.

Working capital amounted to ($109.0) million as of December 31, 2011 and $198.8 million as of June 30, 2011 and the current ratio was 0.7:1 and 1.9:1, respectively. The decrease in working capital compared to June 30, 2011 is primarily due to the repayment of cash borrowed for purposes of calculating our ED financial responsibility score as of year-end, the classification of our credit facility and mortgages as current liabilities, a decrease in accounts receivable and prepaid expenses, an increase in prepaid tuition, partially offset by a decrease in accounts payable and accrued compensation and related liabilities.

Cash flows provided by operating activities amounted to $137.2 million in the first six months of fiscal 2012 compared to $4.0 million provided by operating activities in the same period of fiscal 2011. The increase in cash provided by operating activities for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was primarily due to an increase in cash provided by working capital of $185.8 million, partially offset by a decrease in income before depreciation, amortization, stock-based compensation, deferred taxes and impairment charges of $52.0 million.  The change in working capital was primarily due to the Company not collecting approximately $87.0 million of Title IV funds as of June 30, 2011, (which was subsequently collected in July 2011), and the timing of cash receipts and payments.  Included within cash flows from operating activities are $0 million and $0.3 million of net cash flows used in operating activities related to discontinued operations for the six months ending December 31, 2011 and 2010, respectively.

Cash flows used in investing activities which are comprised solely of capital expenditures amounted to $20.1 million in the first six months of fiscal 2012 compared to cash flows used in investing activities of $65.8 million in the same period of fiscal 2011. Capital expenditures were primarily related to new campuses, relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $45-$50 million for fiscal 2012.

Cash flows used in financing activities in the first six months of fiscal 2012 primarily related to net payments on long-term debt and amounted to approximately $185.8 million compared to cash flows used in financing activities of $107.2 million for the same period of fiscal 2011. The increase in cash used in financing activities in the first six months of fiscal 2012 compared to the same period last year was due primarily to an increase in the repayment of long-term debt of $113.1 million partially offset by the proceeds from the recourse sale of student loans to ASFG of $9.4 million during the first quarter of fiscal 2012 and the purchase of treasury stock in fiscal 2011.

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

In fiscal 2008, we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), which specializes in subprime credit. Under this Genesis program we paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program we then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of the agreement. Since we initiated the Genesis program, we have acquired all of the loans that have been originated. Therefore, we are exposed to any credit defaults by students but retain all amounts collected from the students under this program.

On June 29, 2011, we entered into a loan origination agreement with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for our students. Under the loan origination agreement, ASFG has agreed to fund new student loans through June 2013. Under this agreement, Genesis will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. During the second quarter of fiscal 2012 we completed the transition from the Genesis discount loan program to the ASFG discount loan program.  We estimate loans funded under the Genesis discount loan program, net of refunds, have been approximately $7.0 million and $48.4 million for the three and six months ended December 31, 2011, respectively. We estimated that loans funded under the ASFG program, net of estimated refunds, have been approximately $36.7 million and $37.4 million for the three and six months ended December 31, 2011, respectively.

This ASFG loan program has characteristics similar to our previous “discount loan” programs. As with the previous discount loan program, under this ASFG program we will pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue over the period of instruction. However, unlike the Genesis discount loan program, under this new discount program we have no right or obligation to acquire the related loan upon origination. Pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we will be obligated to purchase any of the student loans for which no payment has been made for over 90 days. We apply historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both an asset and liability equal to the estimated risk upon funding.  The asset is recorded within prepaid expenses and will be recognized as a reduction to revenue over the period of instruction.  The recourse liability is recorded within accrued expenses.  Upon recourse we will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG.  The purchase price will be recorded as an increase to notes and a reduction to the recourse liability. The recourse liability related to the notes at December 31, 2011 was $6.0 million.  Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risk we face under our Genesis discount loan program.

During the first quarter of fiscal 2012, we sold student loans with a face value of $16.8 million to ASFG, on a recourse basis.  The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold.  As of December 31, 2011, we received an advance of $10.1 million related to the sale, which has been recorded as a long-term other liability on the Consolidated Condensed Balance Sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Statement of Cash Flow.  The remaining $6.4 million of purchase price will be paid to us as ASFG receives student principal payments in excess of advance.  The long-term other liability and underlying student loans sold will be derecognized as ASFG receives principal payments.  As of December 31, 2011 ASFG had collected approximately $0.7 million of principal payments related to the $16.8 million of notes sold. As of December 31, 2011, the remaining obligation is approximately $9.4 million.

Included within the Consolidated Statement of Operations, under the caption “Other expense (income),” for the three months and six months ended December 31, 2011, there was net other expense of $2.4 million and $2.7 million, associated with the student notes programs, respectively. For the three and six months ended December 31, 2010, there was net other income of $1.2 million and $1.8 million, associated with the Genesis notes program, respectively.

Genesis Program

The net other expense (income) primarily reflects the interest income, loan origination fees, and costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred.

ASFG Program

The net other expense (income) primarily reflects the program structuring fees, management fees, and other fees charged by ASFG.  We defer and recognize program structuring and management fees over the program length.  All other fees are charged to expense as incurred.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures for the next 12 months.  The Credit Facility expires on October 1, 2012, which we intend to renew before expiration.  If we are unable to renew our Credit Facility, we believe our cash flows from operations would be sufficient to meet working capital requirements and the settlement of the current outstanding portion of the debt.

Update Regarding Regulatory and Accreditation Matters

Accrediting Agency Action — Probation, Show Cause Orders and other Oversight. An accrediting agency probation or show cause order may be issued based upon the agency’s concerns that an accredited institution may be out of compliance with one or more accrediting standards. Probation or show cause orders afford the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution. Institutions on probation or under show cause orders remain accredited while they are on probation or under show cause orders. The institutions can continue to enroll new students, and students at the affected institutions remain eligible to receive federal student financial aid.

In May 2010, the Company received notification that its Everest College Phoenix institution had been placed on probation by The Higher Learning Commission — A Commission of the North Central Association of Colleges and Schools (“HLC”). Everest College Phoenix consists of two ground campuses and an online learning division (“ECP”). The probation action was primarily related to HLC’s concerns that ECP’s governance model did not provide the necessary autonomy or authority for it to make decisions for itself independent of the Corinthian corporate structure, as well as concerns that ECP lacked sufficient operational and academic control over its branch campus and online division. At its meeting on November 4, 2010, the HLC Board of Trustees voted to issue a Show-Cause Order requiring ECP to present its case as to why its accreditation should not be removed.  On November 11, 2011, ECP received notification that the Board of Trustees of HLC had removed ECP from Show-Cause and continued the College’s accreditation for three years.

HLC will require ECP to submit a monitoring report each quarter with certain information, including about ECP Board of Trustees meetings, enrollment and retention reports by various student characteristics, numbers of faculty online and on-ground, and instructional loads for faculty.  If the monitoring reports provide evidence that the College is not continuing implementation of its participatory governance plan or if enrollment appears to be escalating significantly without proportionate growth in full- and part-time faculty, HLC may call for an immediate focused or advisory visit to determine what further action may be appropriate.  In addition, HLC will require ECP to host an advisory visit in spring 2012 focused on ECP’s admissions, recruiting and financial aid practices to determine how ECP is addressing HLC’s previously-disclosed questions about these areas.  HLC scheduled ECP’s next comprehensive evaluation visit in three years.  HLC also informed ECP that if the final determination letter regarding the program review initiated by ED in August 2008 contains any findings of fraud, misrepresentation or other breach of integrity, HLC may initiate a reconsideration process regarding ECP’s accreditation.

In a letter dated December 8, 2010, the Company received notification that the Accrediting Commission of Schools and Colleges (“ACCSC”) had voted to direct the Company’s Everest Institute in Decatur, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC’s required student achievement outcomes. The institution was required to provide the information requested by ACCSC on or before March 8, 2011, which it provided, for review at the May 2011 ACCSC meeting. At its meeting in May 2011, ACCSC continued the institution’s show cause order to the November 2011 ACCSC meeting, and requested additional information from the institution.  On December 22, 2011, the Company received notification that at ACCSC’s November meeting it voted to continue the Show Cause order; as ACCSC had determined that the institution had not yet demonstrated compliance with ACCSC’s requirements in the area of student achievement outcomes.  The response to ACCSC’s Show Cause action must be received by March 23, 2012 for review at the ACCSC Commission meeting in May 2012, and must include an independent third-party review and verification of the school’s graduate employment records and rates as reported in its 2011 annual report.

On December 22, 2011, the Company also received notification that at ACCSC’s November 2011 meeting it voted to direct the Company’s Everest Institute in Jonesboro, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC’s required student achievement outcomes and program advisory committee meetings standards.  ACCSC has also taken note of the ongoing, previously-disclosed investigation by the ED’s Office of Inspector General related to the Jonesboro campus’s employment and placement rates reported to ACCSC.

Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by the Everest Institutes in Jonesboro, GA and Decatur, GA to satisfactorily resolve their respective show cause actions with ACCSC could cause the campuses to lose their ability to participate in federal student financial aid programs. The failure by any significant number of the Company’s institutions to maintain accreditation could have a material adverse effect on the Company’s business, results of operations and financial condition.

Supplemental Accrediting Agency Reports. An accrediting agency may require an institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, typically completion or graduate placement outcomes. This is commonly referred to as being on “reporting” status. As of December 31, 2011, thirty-six of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions’ students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve the retention and placement rates in the identified programs at these schools.

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

The Company currently has program reviews at the following stages: (i) the Company has received a program review report with respect to a site visit at the online operations of Everest University in Tampa, FL in September 2010, responded to the findings in that report in June 2011, and, on November 14, 2011, received a final determination letter from ED which required the return of approximately $3.6 million with respect to students in prior enrollment periods who had unofficially withdrawn, but for whom the Company had incorrectly calculated the return to Title IV funds, and (ii) ECP has received program review reports and provided written responses regarding the site visits ED conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit. During or prior to the quarter ended December 31, 2011 Company had fully accrued or paid all of the amounts required to be paid to ED or applicable lenders as a result of these final determinations.  The Company will continue to cooperate with ED in its ongoing reviews.

We are continuing to cooperate with all of the outstanding program reviews. ED will review all responses to program review reports and ultimately issue final determination letters setting forth its final findings, as well as the actions it intends to take based on those findings.  If ED were to make significant findings of non-compliance against any of the Company’s institutions in any final determination letters, it could result in the imposition of significant fines, penalties or other liabilities, including, without limitation, an action on the limitation, suspension or termination of the institution’s participation in Title IV programs, any of which could have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of December 31, 2011, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $122.0 million and capital lease obligations of $13.3 million, and (ii) student notes receivable, net, in the aggregate amount of $97.5 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. The Mortgage Facility has a related fixed interest rate swap agreement with Bank of America that is guaranteed by the Heald Guarantors and secured by the same collateral that secures the Mortgage Facility. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of December 31, 2011 was a deficit of CAD $26.5 million which includes borrowings outstanding under the credit facility of CAD $7.5 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Consolidated Appropriations Act for 2012 eliminates the ability of “ATB” students who first enroll after July 1, 2012 to participate in federal student financial aid programs and makes changes to the Pell Grant program, both of which could adversely affect our business.

On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act, 2012 (Public Law 112-74) (the “Appropriations Act”). The new law significantly impacts the federal student aid programs authorized under Title IV of the Higher Education Act of 1965, as amended (“HEA”).

Auto-Zero EFC Income Threshold — The Appropriations Act amended the HEA to reduce the income threshold for an automatic zero “expected family contribution” to $23,000 for the 2012-2013 award year for both dependent and independent students.  The threshold for 2012-2013 was scheduled to be $32,000, but now will be $23,000.  For students whose families make between $23,000 and $32,000 per year, this will decrease the amount of Pell grants such students will receive.

Ability-to-Benefit — The Appropriations Act also eliminated federal student aid eligibility for all students without a “certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate.”  The Appropriations Act makes an exception for students who have completed a secondary school education in a home school setting that is treated as a home school or private school under state law. Therefore, students who do not have a high school diploma or a recognized equivalent (e.g., a GED), or do not meet the home school requirements, and who first enroll in a program of study on or after July 1, 2012, will not be eligible to receive Title IV student aid.   Students will qualify for Title IV student aid under one of the ability-to-benefit (ATB) alternatives if the student was enrolled in a Title IV eligible program prior to July 1, 2012. Those alternatives include the student passing an independently-administered, approved ATB test or successfully completing at least six credit hours or 225 clock hours of postsecondary education. A student who does not possess a high school diploma, or a recognized equivalent, but who is enrolled in a Title IV eligible program any time prior to July 1, 2012 may be eligible to receive Title IV student assistance after July 1, 2012.  As of December 31, 2011, approximately 4.7% of our total student population were ATB students.

Federal Pell Grant Duration of Eligibility — The Appropriations Act also amended the HEA to reduce the duration of a student’s eligibility to receive a federal Pell Grant from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). This provision applies to all federal Pell Grant eligible students effective with the 2012-13 award year. This may eliminate the ability of some of our students to continue to receive Pell Grants, depending on their prior receipt of Pell Grants from our institutions and from other institutions prior to enrolling in our schools.

We are unable to predict the ultimate financial impact on the Company of these changes.  However, our institutions will be unable to accept ATB students starting on July 1, 2012, and the financial aid for some of our other students may be reduced or eliminated starting on that date.  If we are not able to effectively recruit additional new students to make up for those ATB students we will be unable to enroll, or if the reduction or elimination of financial aid after that date deters some students from enrolling, it would negatively affect our business, results of operations and financial condition, perhaps materially.

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

On December 22, 2011, that Company received notification that ACCSC had voted to continue a Show Cause order for the Company’s Everest Institute campus in Decatur, GA, and had voted to initiate a Show Cause order for the Company’s Everest Institute campus in Jonesboro, GA.  Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest Institute in Decatur, GA or Jonesboro, GA to satisfactorily resolve their respective show cause orders with ACCSC could result in the campuses losing their ability to participate in federal student financial aid programs.  The failure by any significant number of the Company’s institutions to maintain accreditation could have a material adverse effect on the Company’s business, results of operation, and financial condition.

Item  2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors of Corinthian approved a stock repurchase program during July 2010 under which the Company may purchase up to $200 million of its common stock. The approval by the Board of Directors does not contain an expiration date. The Company has purchased $25 million of stock under that program, and $175 million remains available under the program for future purchases. Repurchases under this program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

Exhibit 101

The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

February 2, 2012	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 2, 2012	/s/ ROBERT C. OWEN
Robert C. Owen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)