Form 10-Q
period 2012-03-31
CORINTHIAN COLLEGES INC
filed 2012-05-04
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

At April 30, 2012, there were 85,177,199 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2012

EXPLANATORY NOTE

During the third quarter of fiscal 2012, the Company decided to divest four Everest schools located in San Francisco CA, San Jose CA, Hayward CA, and Los Angeles CA, (the “sale schools”). The Company will continue to operate and invest in the campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sale during fiscal 2013. Additionally, during the third quarter of fiscal 2012, the Company completed the teach-out of the Ft. Lauderdale FL campus. The Company expects to have no significant continuing involvement with these locations after the respective sale or teach-outs are completed.  The results of operations for the sale schools and Ft. Lauderdale are reflected within discontinued operations in the Company’s condensed consolidated statements of operations for all periods presented, unless otherwise stated.

During fiscal year 2011, the Company completed the teach-out of its Fife, WA and Toronto (Central), Ontario campuses.  Accordingly, the results of operations of the campuses are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for all periods presented, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,578	$107,430
Accounts receivable, net of allowance for doubtful accounts of $16,278 and $25,339 at March 31, 2012 and June 30, 2011, respectively	69,322	167,308
Student notes receivable, net of allowance for doubtful accounts of $11,821 and $18,629 at March 31, 2012 and June 30, 2011, respectively	15,930	18,455
Deferred income taxes	37,881	37,883
Prepaid expenses and other current assets	111,715	88,397
Assets held for sale	1,456	2,189
Total current assets	315,882	421,662
PROPERTY AND EQUIPMENT, net	269,038	331,858
OTHER ASSETS:
Goodwill, net	197,875	197,875
Other intangibles, net	174,716	183,149
Student notes receivable, net of allowance for doubtful accounts of $63,295 and $59,213 at March 31, 2012 and June 30, 2011, respectively	85,295	58,650
Deposits and other assets	5,933	7,247
Deferred income taxes	3,665	3,784
TOTAL ASSETS	$1,052,404	$1,204,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,029	$74,234
Accrued compensation and related liabilities	85,594	91,535
Accrued expenses	44,766	19,238
Prepaid tuition	110,527	32,519
Income tax payable	660	—
Current portion of capital lease obligations	685	628
Current portion of long-term debt	76,447	730
Liabilities held for sale	8,295	4,097
Total current liabilities	379,003	222,981
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,428	12,976
LONG-TERM DEBT, net of current portion	8,706	317,458
DEFERRED INCOME TAXES	15,440	18,565
OTHER LONG-TERM LIABILITIES	66,960	67,178
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 91,351 shares issued and 85,177 shares outstanding at March 31, 2012 and 90,786 shares issued and 84,612 shares outstanding at June 30, 2011	9	9
Additional paid-in capital	249,709	241,882
Treasury stock	(56,368)	(56,368)
Retained earnings	374,250	378,003
Accumulated other comprehensive income	2,267	1,541
Total stockholders’ equity	569,867	565,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,052,404	$1,204,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$424,057	$455,502	$1,242,792	$1,422,056

OPERATING EXPENSES:
Educational services (including bad debt expense of $10,497 and $21,746 for the three months ended March 31, 2012 and 2011, respectively: and $42,867 and $79,462 for the nine months ended March 31, 2012 and 2011, respectively)	255,953	268,782	767,378	830,136
General and administrative	39,089	50,693	131,015	160,427
Marketing and admissions	102,964	104,854	307,809	310,298
Impairment, facility closing and severance charges	5,294	2,402	17,878	208,391
Total operating expenses	403,300	426,731	1,224,080	1,509,252

INCOME (LOSS) FROM OPERATIONS	20,757	28,771	18,712	(87,196)
Interest (income)	(665)	(203)	(1,570)	(613)
Interest expense	2,394	1,899	7,775	6,061
Other expense (income), net	3,419	(1,513)	6,568	(3,324)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	15,609	28,588	5,939	(89,320)
Provision for income taxes	6,244	11,292	2,328	23,281

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,365	17,296	3,611	(112,601)
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $3,517 and $802 for the three months ended March 31, 2012, and 2011, respectively: and $4,941 and $1,235 for the nine months ended March 31, 2012 and 2011, respectively.	(5,276)	(1,226)	(7,364)	(1,932)
NET INCOME (LOSS)	4,089	16,070	(3,753)	(114,533)

INCOME (LOSS) PER SHARE—BASIC:
Income (loss) from continuing operations	0.11	0.20	0.04	(1.31)
Loss from discontinued operations	(0.06)	(0.01)	(0.08)	(0.02)
Net income (loss)	0.05	0.19	(0.04)	(1.33)

INCOME (LOSS) PER SHARE—DILUTED:
Income (loss) from continuing operations	0.11	0.20	0.04	(1.31)
Loss from discontinued operations	(0.06)	(0.01)	(0.08)	(0.02)
Net income (loss)	0.05	0.19	(0.04)	(1.33)

Weighted average number of common shares outstanding:
Basic	85,080	84,577	84,918	85,646
Diluted	86,124	84,715	85,446	85,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,753)	$(114,533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,986	58,503
Stock based compensation	6,493	7,514
Deferred income taxes	—	(22,201)
Loss on disposal of assets	720	746
Impairment charges	11,051	203,561
Changes in assets and liabilities:
Accounts receivable, net	98,328	10,101
Student notes receivable, net	(24,119)	(26,836)
Prepaid expenses and other assets	(24,860)	14,102
Accounts payable	15,707	(27,333)
Accrued expenses and other liabilities	(12,583)	(19,612)
Income taxes payable	—	(6,534)
Prepaid tuition	77,959	(22,131)
Other long-term liabilities	(5,240)	(1,785)
Net cash provided by operating activities	195,689	53,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,995)	(88,892)
Proceeds from sale-leaseback transaction	39,297	—
Net cash provided by (used in) investing activities	8,302	(88,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on debt	63,110	307,670
Principal repayments on debt and capital lease obligations	(304,902)	(418,563)
Proceeds from borrowing under student notes receivable sale agreement, net	8,706	—
Proceeds from exercise of stock options and employee stock purchase plan	1,437	1,419
Purchase of treasury stock	—	(25,000)
Net cash used in financing activities	(231,649)	(134,474)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(194)	675

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,852)	(169,129)
CASH AND CASH EQUIVALENTS, beginning of period	107,430	209,419

CASH AND CASH EQUIVALENTS, end of period	$79,578	$40,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$(9,676)	$55,121
Interest, net of capitalized interest	$4,821	$5,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of March 31, 2012, the Company had 96,631 students and operated 103 schools in 26 states and 16 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, business, technology, and criminal justice. The Company also offers exclusively online degrees, primarily in business and criminal justice.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2011 consolidated financial statements of the Company included in the Company’s 2011 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012.

The unaudited condensed consolidated financial statements as of March 31, 2012 and for the three and nine months ended March 31, 2012 and 2011 and the audited condensed consolidated financial statements as of June 30, 2011 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at March 31, 2012. In addition, the carrying value of all borrowings approximates fair value at March 31, 2012. The student notes receivable, net balances are presented within current and non-current assets on the condensed consolidated balance sheets.  It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

On February 29, 2012, the Company completed a sale-leaseback of five properties for an aggregate purchase price of $39.9 million, which resulted in a gain of approximately $5.1 million net of all transaction costs. Simultaneously with the sale, Corinthian leased the five properties back for a fifteen year term at an initial aggregate rental rate of approximately $3.5 million per year. The Company currently operates a Heald College campus at each of the locations, and will continue to do so under the lease agreement. The Company will amortize the gain over the 15 year lease term on a straight-line basis.  In addition, the Company used a portion of the proceeds to repay mortgages held on these properties of approximately $14.7 million.

Note 2—Impairment and Severance Charges

During the first quarter of fiscal 2012, the Company considered whether any indicators of impairment existed at the balance sheet date. Consequently, the Company performed an interim impairment test on goodwill and other indefinite lived intangible assets. The Company believes that continued regulatory uncertainties, and the potential impact of new and proposed laws and regulations have had a sustained negative impact on Company’s stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets related to the WyoTech schools were impaired.  The estimated fair values of WyoTech’s trade names and accreditation fell below their carrying values of $14.0 million and $3.3 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011.  As a result, the Company recorded an impairment charge of $7.7 million, which reduced the carrying value of WyoTech’s trade names to $8.6 million and accreditation to $1.0 million.

The Company used the relief from royalty method to estimate the fair value of trade names.  Under the relief from royalty method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licensed to a third-party.  For WyoTech, the Company assumes a royalty rate of 2.25% based upon comparable licensing transactions, a discount rate of 35.7%, a tax rate of 39% and a terminal growth rate value of 1.5%.

Accreditation is required for an institution to be eligible to participate in the federal student financial aid programs. The process of obtaining accreditation and access to Title IV funds is a barrier to entry for the industry. The process of applying for accreditation is a time intensive and expensive process, whereby an institution is required to operate without eligibility to Title IV funds for several years. For the 2011 fiscal year, the Company’s institutions derived the majority of their revenues from Title IV programs, and the Company as a whole derived approximately 88.5% of its net U.S. revenue from Title IV Programs.

The Company used the With and Without Method in valuing accreditation both upon acquisition and in the performance of the impairment analysis, which estimates the fair value of an asset as the present value of differential cash flows between two scenarios. The With and Without Method is essentially a buy versus build analysis. As it was applied to the fair valuation of accreditation, the “with” component reflects the present value of the “as is” cash flows, while the “without” component of the analysis assumes the initial grant of accreditation, and the hypothetical scaling of operations to the “as is” state. The methodology used to calculate the present value of cashflows of the “without” scenario is referred to as the Greenfield Method.

For the WyoTech accreditation, the current “as is” scenario derives value from cash flows projected from fiscal 2012 to 2015, with a compound annual growth rate of 4.6% and a discount rate of 35.7%. The Greenfield scenario derives value from projected cashflows based on a theoretical “re-building” of the total locations attributed to WyoTech’s accreditation. The significant assumptions for the Greenfield scenario include an estimated compound annual growth rate of 78.8% and a discount rate of 35.7%. The present value associated with the Greenfield scenario was subtracted from the present value of the current “as is” scenario to obtain the estimated fair value of accreditation.

At March 31, 2012, the remaining goodwill of $197.9 million relates to the Heald reporting unit, which was acquired in January 2010. Since the acquisition, Heald has continued to meet or exceed all operating projections including but not limited to revenues and cash flow targets. However, the September 30, 2011 fair value of Heald exceeded carrying value by less than 5%.  Accordingly, any adverse change to the Heald operating results or projections or negative changes to the Company’s WACC or other assumptions used to estimate fair value could result in impairment during future periods.  For Heald, we assume a WACC of 11.6%, revenue growth rates ranging from 2.4% to 9.4% for 2012 to 2014 and a terminal growth rate of 4.0%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and to regulatory uncertainty. Although we believe we have made reasonable and supportable estimates in connection with our impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

At March 31, 2012, the Company considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non amortizable intangible assets at that date and concluded that no such test was necessary. The Company will perform its required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2012.

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

Additionally, the Company incurred and paid severance in the three and nine months ended March 31, 2012 of $3.1 million and $8.0 million, respectively.

Note 3—Discontinued Operations

During the third quarter of fiscal 2012, the Company decided to divest four Everest schools located in San Francisco CA, San Jose CA, Hayward CA, and Los Angeles CA, (the “sale schools”). The Company will continue to operate and invest in the campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sale during fiscal 2013. Additionally, during the third quarter of fiscal 2012, the Company completed the teach-out of the Ft. Lauderdale FL campus and decided to teach out the Decatur GA and Arlington VA campuses through fiscal 2013.  The Company expects to have no significant continuing involvement with these locations after the respective sale or teach-outs are completed.  The results of operations for the sale schools and Ft. Lauderdale are reflected within discontinued operations in the Company’s condensed consolidated statements of operations for all periods presented, unless otherwise stated.  The results of operations for Decatur and Arlington will remain within continuing operations in the Company’s condensed consolidated statements of operations for all periods presented.  Once the respective teach-outs are completed, the campuses will be included within discontinued operations.  The Company recorded an impairment charge of $6.8 million related to estimated losses on the disposal of the sale schools and Ft. Lauderdale.  Additionally, the Company recorded an impairment charge of $2.2 million related primarily to the impairment of long-lived assets at the Decatur GA and Arlington VA campuses during the quarter, which is included within continuing operations.

During fiscal year 2011, the Company completed the teach-out of its Fife, WA and Toronto (Central), Ontario campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in the Company’s condensed consolidated statements of operations for all periods presented, unless otherwise stated.

Note 4—Student Receivables

Historically, the Company had developed several third party loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that the Company pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. The Company has historically referred to these types of loans as “discount loans,” since the Company incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, the Company was not at risk for the amounts agreed to by the service providers and was not entitled to any proceeds collected by the service providers in excess of this amount. Therefore the Company had recorded this discount as a reduction to revenue.

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

On June 29, 2011, the Company entered into a loan origination agreement with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for the Company’s students. Under the loan origination agreement, ASFG has agreed to fund new student loans through June 2013. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. During the second quarter of fiscal 2012 the Company completed the transition from the Genesis discount loan program to the ASFG discount loan program.  The Company estimates loans funded under the Genesis discount loan program, net of refunds, have been approximately $0 million and $48.4 million for the three and nine months ended March 31, 2012, respectively. The Company estimates loans funded under the ASFG program, net of estimated refunds, have been approximately $40.8 million and $78.1 million for the three and nine months ended March 31, 2012, respectively.

This ASFG loan program has characteristics similar to the Company’s previous third party “discount loan” programs. As with the third party previous discount loan programs, under the ASFG program the Company pays a discount to ASFG for any loans purchased by ASFG and records the discount as a reduction to revenue. However, unlike the Company’s third party previous discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. The Company applies historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse liability is established at the inception of the guarantee. The deferred charge is recorded within prepaid expenses and will be recognized as a reduction to revenue over the period of instruction. The recourse liability is recorded within accrued expenses. Upon recourse the Company will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase price will be recorded as an increase to student notes receivable and a reduction to the recourse liability. The recourse liability related to the loans funded under the ASFG program at March 31, 2012 was $12.6 million. This recourse liability is in addition to the discount paid to ASFG and is based upon the ultimate anticipated default. Under this backup loan purchase agreement, the maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects the ultimate risk under this loan program to be substantially similar to the risks it faces under the Genesis discount loan program.

During the first quarter of fiscal 2012, the Company sold student loans with a face value of $16.8 million to ASFG, on a recourse basis.  The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold.  As of March 31, 2012, the Company received an advance of $10.1 million related to the sale, which has been recorded as long-term other debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows.  The remaining $6.7 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance.  The long-term other debt and underlying student loans sold will be derecognized as ASFG receives principal payments.  As of March 31, 2012 ASFG had collected approximately $1.4 million of principal payments related to the $16.8 million of notes sold. As of March 31, 2012, the remaining obligation is approximately $8.7 million.

Student notes receivable represent loans that have maturity dates that generally range between 12 to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The interest rate charged on the Genesis notes purchased by the Company after February 2010 was at a fixed rate of 6.8% with an origination fee of 1%.

Included in the condensed consolidated balance sheets at March 31, 2012 and June 30, 2011 is $101.2 million and $77.1 million of notes receivable, respectively.

	March 31, 2012	June 30, 2011
	(Unaudited)
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$85,600	$192,647
Less allowance for doubtful accounts	(16,278)	(25,339)
Accounts receivable, Net	$69,322	$167,308
Student notes receivable:
Student notes receivable, Gross	$176,341	$154,947
Less allowance for doubtful accounts	(75,116)	(77,842)
Student notes receivable, Net	$101,225	$77,105

The decrease in accounts receivable at March 31, 2012 compared to June 30, 2011 was primarily due to the Company not collecting approximately $87.0 million of Title IV funds as of June 30, 2011 (which was subsequently collected in July 2011) and continued efficiencies in packaging students with financial aid as a result of bringing processing in-house.

The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The loan reserve model is reviewed annually during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a refinement of the model is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during the three months and nine months ended March 31, 2012 and 2011.  In the nine months ended March 31, 2012 and 2011, the Company has charged-off $53.8 million and $40.5 million, respectively, of Genesis notes net of recoveries.  The charge-off is recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance.

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Allowance for doubtful accounts
Accounts receivable:
Beginning allowance for doubtful accounts	$19,034	$34,605	$25,339	$25,829
Charged to statement of operations	10,497	21,746	42,867	79,462
Deductions	(13,253)	(28,516)	(51,928)	(77,456)
Ending allowance for doubtful accounts	$16,278	$27,835	$16,278	$27,835
Student notes receivable:
Beginning allowance for doubtful accounts	$84,738	$62,746	$77,842	$60,837
Charged to statement of operations	11,510	17,410	51,042	46,896
Deductions	(21,132)	(12,966)	(53,768)	(40,543)
Ending allowance for doubtful accounts	$75,116	$67,190	$75,116	$67,190

The effect of an increase in the student notes receivable allowance of 3% of the Company’s outstanding earned notes receivable from 42.6% to 45.6% or $75.1 million to $80.4 million would result in a decrease in pre-tax income of $5.3 million as of March 31, 2012. Recoveries for all periods presented are not material.

Although the Company analyzes past due receivables, it is not practical to provide an aging of non-current student receivable balances as a result of the methodology utilized in determining the earned student receivable balances. Student receivables are recognized on the Company’s condensed consolidated balance sheets as they are earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

Generally, a student accounts receivable balance is written off once it reaches greater than 180 days past due.

Included within the condensed consolidated statements of operations, under the caption “Other expense (income),” for the three months and nine months ended March 31, 2012, there was net other expense of $3.8 million and $6.5 million, associated with the student notes programs, respectively. For the three and nine months ended March 31 2011, there was net other income of $1.4 million and $3.2 million, associated with the Genesis notes program, respectively.

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

Note 5—Debt and Capital Lease Obligations

As of March 31, 2012 and June 30, 2011, long-term debt and capital lease obligations consisted of the following:

	March 31, 2012	June 30, 2011
	(Unaudited)
	(In thousands)
Credit facility obligations, with interest of 3.3% at March 31, 2012 and June 30, 2011	$76,447	$303,100
Mortgage facility obligations, with interest at 4.0% per annum	—	15,088
Other long-term debt	8,706	—
Capital lease obligations	13,113	13,604
	98,266	331,792
Less—current portion of credit and mortgage facility obligations	(76,447)	(730)
Less—current portion of capital lease obligations	(685)	(628)
	$21,134	$330,434

On September 30, 2009, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, the Company increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million is a Canadian facility. The Credit Facility expires on October 1, 2012; as such the borrowings have been classified as short-term. The Company intends to renew before expiration. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a minimum U.S. Department of Education (“ED”) financial responsibility composite score of 1.5. As of March 31, 2012, the Company was in compliance with all of the covenants. As of March 31, 2012, the credit facility had borrowings outstanding of $76.4 million and approximately $21.4 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of the Company’s significant operating subsidiaries and it is guaranteed by the Company’s present and future significant operating subsidiaries.

During the third quarter of fiscal 2012, the Company completed the sale-leaseback of five properties.  The Company used a portion of the proceeds to repay mortgages held on these properties of approximately $14.7 million.

Note 6—Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income (loss) and all changes that impact stockholders’ equity other than transactions involving stockholders’ ownership interests. The following table details the components of comprehensive income (loss) for the three and nine months ended March 31, 2012 and 2011 (in thousands, unaudited):

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Net income (loss)	$4,089	$16,070	$(3,753)	$(114,533)
Foreign currency translation adjustments	(485)	(443)	636	926
Post employment benefits	30	30	90	90
Comprehensive income (loss)	$3,634	$15,657	$(3,027)	$(113,517)

Note 7—Weighted Average Number of Common Shares Outstanding

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income (loss) per common share for the three and nine months ended March 31, 2012 and 2011 (in thousands, unaudited):

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Basic common shares outstanding	85,080	84,577	84,918	85,646
Effects of dilutive securities:
Stock options and restricted stock units	1,044	138	528	—
Diluted common shares outstanding	86,124	84,715	85,446	85,646

During the three and nine months ended March 31, 2012, the Company issued 0.3 and 0.6 million shares of common stock, respectively, related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units. During the three and nine months ended March 31, 2012, approximately 9.7 million and 10.2 million, respectively, and during the three and nine months ended March 31, 2011, approximately 11.2 million of the Company’s stock options, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. The Company plans to repurchase shares on the open market or in private transactions from time to time, depending on the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of March 31, 2012 the Company had repurchased 3,917,200 shares at an average price of $6.38.

Note 8—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments.

The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers
U.S. operations	$407,061	$438,751	$1,191,532	$1,371,380
Canadian operations	16,996	16,751	51,260	50,676
Consolidated	$424,057	$455,502	$1,242,792	$1,422,056

	March 31, 2012	June 30, 2011
	(Unaudited)
Long-lived assets
U.S. operations	$724,695	$769,021
Canadian operations	11,827	13,542
Consolidated	$736,522	$782,563

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

False Claims Act Qui Tams

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case was captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions alleged violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleged causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and the Company opposed that appeal. On August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court’s dismissal, and remanded with instructions to permit the relator to amend the complaint. On December 15, 2011, the first amended Lee complaint was filed in U.S. District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLC, David Moore and Jack Massimino.  The Company moved the U.S. District Court to dismiss the first amended Lee complaint, and the relators opposed that motion.  On April 19, 2012, the District Court held that the statute of limitations bars the relators from asserting claims based on conduct prior to 2005, but otherwise denied the Company’s motion to dismiss.  The Company believes this remaining Lee complaint is without merit and intends to defend itself and its current and former directors vigorously.

Additionally, the Company has received an inquiry from the same Assistant U.S. Attorney involved in reviewing the Lee matter regarding the Company’s student referral practices.  The Company infers, but has been unable to confirm, that this inquiry may relate to another qui tam filed under seal that is pending the government’s investigation and intervention decision.  Separately, on April 24, 2012, a complaint captioned United States of America ex rel. Carolina Marion v. Heald College Inc. and Corinthian Colleges Inc. was filed under seal in the U.S. District Court for the Northern District of California.  Since the complaint was filed under seal, the Company has not been able to obtain a copy of the complaint but infers that this too is a qui tam action brought under the False Claims Act.

Securities and Derivative Litigation

On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs intervened in the lawsuit and petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs thereafter filed a second amended consolidated complaint, and the Company moved to dismiss the second amended consolidated complaint. On January 30, 2012, the U.S. District Court granted the Company’s motion to dismiss, and gave the plaintiffs thirty days to file an amended complaint. On February 29, 2012, the plaintiffs filed a third amended complaint (the “TAC”) in U.S. District Court, and, on March 30, 2012 the Company and the individual defendants filed a motion to dismiss.  The Company believes the complaints are without merit and intends to defend itself and its current and former officers vigorously.

On October 19, 2010, a shareholder derivative complaint captioned David Realty Company, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the then-current members of the Company’s Board of Directors, plus Ken Ord and Matt Ouimet, both of whom are current or former officers of the Company, and against the Company as a nominal defendant. On October 22, 2010, a second shareholder derivative complaint captioned Jake Vale, derivatively on behalf of Corinthian Colleges, Inc., v. Paul St. Pierre, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company’s Board of Directors, plus Ken Ord, and against the Company as a nominal defendant. Both derivative complaints are based on factual allegations similar to those alleged in the Karam federal securities complaint identified above. The David Realty Company complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, and breach of fiduciary duty for insider selling and misappropriation of information; the Vale complaint asserts causes of action for violation of Section 14(a) of the 1934 Exchange Act, breach of fiduciary duty, unjust enrichment, and indemnification and contribution. These matters have now been consolidated in the United States District Court for the Central District of California in a matter captioned In re: Corinthian Colleges, Inc. Shareholder Derivative Litigation, and the Company and the individual defendants filed a motion to dismiss the consolidated action.  On January 30, 2012, the U.S. District Court granted the Company’s motion to dismiss, and gave the plaintiffs thirty days to file an amended complaint.  On November 18, 2011, David Realty Company, a putative shareholder of the Company and a plaintiff in the matter captioned In re: Corinthian Colleges, Inc. Shareholder Derivative Litigation, filed a Petition for Writ of Mandate in a matter captioned David Realty Co. v. Corinthian Colleges, Inc. in California Superior Court seeking to compel the Company to produce books and records under California common law and California Corporations Code Section 1600, et seq.  The Company has filed an answer and a memorandum of points and authorities in opposition to the petition for writ of mandate.  On February 29, 2012 the U.S. District Court for the Central District of California granted David Realty Company’s ex parte application to extend the deadline to file an amended complaint in the shareholder derivative litigation pending resolution or further developments in the petition for writ of mandate pending in David Realty Co. v. Corinthian Colleges, Inc.  The Company and the individual defendants believe these matters are without merit, and the Company intends to defend these matters vigorously.

Former Student Litigation

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont campus. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company never operated any HVAC programs at the Company’s WyoTech Oakland campus during its ownership of that campus. The arbitrator ruled that the arbitration provision in the former students’ enrollment agreement is not susceptible to class-wide resolution. On November 22, 2011, a California state court judge refused to confirm the arbitrator’s clause construction decision and remanded the matter to the arbitrator for further consideration. The Company has appealed the state court order.  The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

On September 4, 2009, the Company was served with a petition filed in Dallas County District Court entitled Miesha Daniels, et al. v. Rhodes Colleges, Inc., Rhodes Business Group, Inc., and Corinthian Colleges, Inc. The petition named thirteen former students of three Dallas-area Everest campuses as plaintiffs and did not seek certification as a class action. The plaintiffs alleged violations of Texas’ Deceptive Trade Practices and Consumer Protection Act, breach of contract and fraud related to alleged pre-enrollment representations regarding credit transfer, quality of education and outcomes. The plaintiffs sought recovery of compensatory and exemplary damages and attorneys’ fees. The action in Dallas County District Court was ordered to arbitration, where individual arbitration demands were filed. Following losses on ten arbitration awards, the plaintiffs’ attorneys informed us they no longer represented a total of approximately one-hundred-and-fifty current or former students (as they had previously told us), but they reduced their total client count to thirteen students, upon whose behalf they filed arbitration demands, bringing the total demands filed to those of the original thirteen plaintiffs, plus an additional eleven individual students (other previously filed arbitration demands were administratively dismissed). Of the first eleven cases in which arbitration awards have been returned, the Company received a complete defense verdict in ten cases and the plaintiff received an immaterial arbitration award in the other case.  Consistent with the Company’s view that these arbitration claims were without merit, the Company resolved the remaining claims for an immaterial amount.  Separately, the Company also settled its defamation and theft of trade secrets cases against the plaintiffs’ attorney to the satisfaction of the parties.

On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company’s Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre- and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. On July 26, 2010, the Court ordered the matter to binding arbitration, and the plaintiff has filed a putative class action demand in arbitration. The arbitrator has ruled that the arbitration provision in the former student’s enrollment agreement is susceptible to class-wide resolution, but has not yet addressed whether a class should be certified. The Company has appealed the clause-construction decision and the case has been stayed pending the appeal. On March 6, 2012, the U.S. Court of Appeals for the Fifth Circuit heard oral arguments in this matter. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs were thirty-three individuals who purported to be current and/or former students of the Company’s Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleged breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company’s medical assisting program at the Merrionette Park campus. The plaintiffs sought to certify a class composed of all persons who enrolled in the Company’s Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and sought actual and compensatory damages on behalf of such persons, costs and attorneys’ fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deemed proper. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted. Thirty-one plaintiffs have now filed individual demands in arbitration. Individual arbitration hearings are scheduled to commence during the Company’s fiscal quarter ending June 30, 2012.  The Company believes these matters are without merit and intends to defend itself and its subsidiary vigorously.

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

On April 3, 2012, the Company was served with a Civil Investigative Demand (“CID”) from the U.S. Consumer Financial Protection Bureau (“CFPB”). The CID stated that its purpose is to “determine whether for-profit postsecondary companies, student loan origination and servicing providers, or other unnamed persons, have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.”  The CID contains extensive interrogatories and document production demands related to the Company’s involvement with student loans and many other aspects of the Company’s business.  The Company has contacted the CFPB regarding the CID and has retained outside counsel to assist it in this matter.  The Company expects to provide documents and other information to the CFPB, while also preserving its rights to object to the inquiry. The Company believes that its acts and practices relating to student loans are lawful and essential to preserving our students’ access to post-secondary education.

ED periodically conducts program reviews of institutions that participate in federal student financial aid programs. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has program reviews at the following stages: (i)  the Company’s Everest College Phoenix institution (“ECP”) has received program review reports and provided written responses regarding the site visits conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit, (ii) site visits occurred at the Company’s WyoTech Laramie, WY campus and its two additional locations in Blairsville, PA and Sacramento, CA in February 2012, but ED has not yet issued a program review report, (iii) a site visit occurred at the Company’s Everest College campus in Springfield, MO in April 2012, but ED has not yet issued a program review report, (iv) a site occurred at the Company’s Everest College campus in Crosslanes, WV in April 2012, but ED has not yet issued a program review report, and (v) ED has scheduled a site visit at the Company’s Everest College campus in Rochester, NY for the week of April 30, 2012. The Company will continue to cooperate with ED in its ongoing reviews.

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

As of March 31, 2012, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

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

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Condensed Consolidated Statement of Operations. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2012 and June 30, 2011, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Operations was less than $0.1 million and $0.5 million, respectively.

As of March 31, 2012 and June 30, 2011, the total amount of unrecognized tax benefits was $3.0 million. As of March 31, 2012 and June 30, 2011, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $2.7 million. The amount of unrecognized tax benefits that are expected to be settled within the next twelve months is approximately $1.5 million.

During the first quarter of fiscal 2012, the Company settled and closed the IRS examination related to fiscal years 2008 and 2009. The result was a tax liability of $0.2 million for 2008 and a refund of taxes for 2009 of $0.3 million.

The Company’s effective tax rate was 40.0% and 39.2% for the three months and nine months ended March 31, 2012, respectively, compared to a provision of 39.5% and a benefit of 26.1% for the three and nine months of fiscal 2011, respectively. The effective tax rate for the nine months ended March 31, 2011 included the effect of the $203.6 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, the Company’s effective tax rate for the nine months ended March 31, 2011 was 39.9%.

Note 12—Subsequent Events

The Company has evaluated all other material transactions and events and concluded that no other subsequent events have occurred that require reporting in this Form 10-Q as of the filing date except as disclosed in Note 9—Commitments and Contingencies.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of many factors, including the following: risks associated with variability in the expense and effectiveness of the Company’s advertising and promotional efforts; unfavorable changes in the cost or availability of alternative loans for our students; the uncertain future impact of the new student information system; increased competition; the Company’s effectiveness in its regulatory compliance efforts; the outcome of pending litigation against the Company; the outcome of ongoing reviews and inquiries by accrediting, state and federal agencies; general labor market conditions; general credit market conditions and lenders’ willingness or potential unwillingness to make loans to our students; and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risk Factors” in the Company’s Annual Report on Form 10-K and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.  You should keep in mind the following points as you read this Report on Form 10-Q: (i) the terms “we,” “us,” “our” and the “Company” refer to Corinthian Colleges, Inc. and its subsidiaries; (ii) the terms “school,” “college,” “campus,” or “university” refer to a single location of any school; and (iii) the term “institution” means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education, which we sometimes refer to herein as the “ED”.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 19.0% to 22.0% or $16.3 million to $18.8 million would result in a decrease in pre-tax income of $2.5 million for the period ended March 31, 2012. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 42.6% to 45.6% or $75.1 million to $80.4 million would result in a decrease in pre-tax income of $5.3 million for the period ended March 31, 2012.

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

We do not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria within the accounting standards. Curricula are amortized over their useful lives ranging generally from three to fifteen years and the amortization is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

We determined the fair value of our reporting units using an equal weighting of an income approach, based on discounted cash flow (“DCF”), and a market-based approach. The DCF incorporated our cash flow projections and a terminal value. This amount was then discounted using a weighted average cost of capital (WACC) which considered our costs of debt and equity. We then reconciled the calculated fair value of our reporting units to our market capitalization, including a reasonable premium, as another consideration in assessing fair value. The market-based approach incorporates information from publicly traded companies with similar operating and investment characteristics of the reporting unit to develop valuation multiples which are then applied to the historical and/or prospective financial results of the reporting unit to determine fair value. The determination of fair value of our reporting units consists primarily of using unobservable inputs under the fair value measurement standards.

In establishing the WACC, consideration was given to specific regulatory risks related to each reporting unit, including the impact of our decision with respect to enrolling “ability to benefit” students. Our cash flow projections incorporate our best estimate of potential future changes related to gainful employment. However, further negative developments in the regulatory environment could impact future assessments and result in impairments of goodwill and other indefinite lived intangible assets. In addition, impairment assessments involve significant judgments related to future revenues and earnings. Although we believe we have made reasonable and supportable estimates in connection with our impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

At March 31, 2012, the remaining goodwill of $197.9 million relates to the Heald reporting unit, which was acquired in January 2010. Since the acquisition, Heald has continued to meet or exceed all operating projections, including but not limited to revenues and cash flow targets. However, the September 30, 2011 fair value of Heald exceeded carrying value by less than 5%. Accordingly, any adverse change to the Heald operating results or projections or negative changes to our WACC or other assumptions used to estimate fair value could result in impairment during future periods. Impairment assessments involve significant judgments related to future revenues and earnings. For Heald, we assume a WACC of 11.6%, revenue growth rates ranging from 2.4% to 9.4% for 2012 to 2014 and a terminal growth rate of 4.0%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and to regulatory uncertainty. Although we believe we have made reasonable and supportable estimates in connection with our impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

We used the relief from royalty method to estimate the fair value of trade names.  Under the relief from royalty method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licensed to a third-party.  For WyoTech, we assume a royalty rate of 2.25% based upon comparable licensing transactions, a discount rate of 35.7%, a tax rate of 39% and a terminal growth rate value of 1.5%.

Accreditation is required for an institution to be eligible to participate in the federal student financial aid programs. The process of obtaining accreditation and access to Title IV funds is a barrier to entry for the industry. The process of applying for accreditation is a time intensive and expensive process, whereby an institution is required to operate without eligibility to Title IV funds for several years. For the 2011 fiscal year, our institutions derived the majority of their revenues from Title IV programs, and the Company as a whole derived approximately 88.5% of its net U.S. revenue from Title IV Programs.

We used the With and Without Method in valuing accreditation both upon acquisition and in the performance of our impairment analysis, which estimates the fair value of an asset as the present value of differential cash flows between two scenarios. The With and Without Method is essentially a buy versus build analysis. As it was applied to the fair valuation of accreditation, the “with” component reflects the present value of the “as is” cash flows, while the “without” component of the analysis assumes the initial grant of accreditation, and the hypothetical scaling of operations to the “as is” state. The methodology used to calculate the present value of cash flows of the “without” scenario is referred to as the Greenfield Method.

For the WyoTech accreditation, the current “as is” scenario derives value from cash flows projected from fiscal 2012 to 2015, with a compound annual growth rate of 4.6% and a discount rate of 35.7%. The Greenfield scenario derives value from projected cash flows based on a theoretical “re-building” of the total locations attributed to WyoTech’s accreditation. The significant assumptions for the Greenfield scenario include an estimated compound annual growth rate of 78.8% and a discount rate of 35.7%. The present value associated with the Greenfield scenario was subtracted from the present value of the current “as is” scenario to obtain the estimated fair value of accreditation.

At March 31, 2012, we considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non-amortizable intangible assets at that date and concluded that no such test was necessary. We will perform our required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2012.

Should our stock price remain depressed or decline further, we could incur additional impairment charges to write-down all or a portion of our goodwill and other intangible assets. Additionally, the fair value measure of accounting for financial instruments establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The implied fair value of goodwill and other intangible assets was determined using Level 3 inputs included in our discounted cash flow valuation method.

The determination of related estimated useful lives of intangible assets and whether or not these intangible assets are impaired involves significant judgment. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

Results of Operations

Comparisons of results of operations between the three months ended March 31, 2012 and March 31, 2011.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
Statement of Operations Data (Unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	60.3	59.0	61.7	58.4
General and administrative	9.2	11.1	10.5	11.3
Marketing and admissions	24.3	23.0	24.8	21.8
Impairment, facility closing, and severance charges	1.3	0.6	1.5	14.6
Total operating expenses	95.1	93.7	98.5	106.1
Income (loss) from operations	4.9	6.3	1.5	(6.1)
Interest (income)	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	0.5	0.4	0.6	0.5
Other expense (income)	0.8	(0.3)	0.5	(0.2)
Income (loss) before provision for income taxes	3.7	6.3	0.5	(6.3)
Provision for income taxes	1.5	2.5	0.2	1.6
Income (loss) from continuing operations	2.2	3.8	0.3	(7.9)
Loss from discontinued operations, net of tax	(1.2)	(0.3)	(0.6)	(0.2)
Net income (loss)	1.0%	3.5%	(0.3)%	(8.1)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Revenues. Net revenues decreased $31.4 million or 6.9%, from $455.5 million in the third quarter of fiscal 2011 to $424.1 million in the third quarter of fiscal 2012. The decrease was due to an approximate 7.9% decrease in average student population and a 1.1% increase in average revenue per student during the period. At March 31, 2012, student population was 96,631 compared with 100,914 at March 31, 2011, a decrease of 4.2%. Total student starts increased 1.8% to 29,427 for the third quarter of fiscal 2012 when compared to the third quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses decreased $12.8 million, or 4.8%, from $268.8 million in the third quarter of fiscal 2011 to $256.0 million in the third quarter of fiscal 2012.  As a percentage of net revenues, educational services expenses increased from 59.0% of revenues in the third quarter of fiscal 2011 to 60.3% of revenues in the third quarter of fiscal 2012, due to an increase in facilities and compensation expense, partially offset by improvement in bad debt expense.  The increase in facilities and compensation expense as a percentage of revenue is primarily attributable to the amounts being generally fixed in nature.  Bad debt expense decreased to $10.5 million or 2.5% of net revenues for the third quarter of fiscal 2012 compared to $21.7 million or 4.8% of net revenues for the third quarter of fiscal 2011. The improvement in bad debt expense is primarily the result of continued efficiencies in packaging students with financial aid as a result of bringing processing in-house.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $11.6 million, or 22.9%, from $50.7 million in the third quarter of fiscal 2011 to $39.1 million in the third quarter of fiscal 2012, due to a decrease in compensation and facilities expense. As a percentage of net revenues, general and administrative expenses decreased from 11.1% of revenues in the third quarter of fiscal 2011 to 9.2% of revenues in the third quarter of fiscal 2012.  The decrease reflects the Company’s cost reduction initiatives.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses decreased $1.9 million, or 1.8%, from $104.9 million in the third quarter of fiscal 2011 to $103.0 million in the third quarter of fiscal 2012. As a percentage of net revenues, marketing and admissions expenses increased from 23.0% of revenues for the third quarter of fiscal 2011 to 24.3% of revenues for the third quarter of fiscal 2012. The increase as a percentage of revenue is partially attributable to an increase in advertising costs partially offset by a decrease in compensation expense. The cost per start decreased $130 or 3.6% from $3,629 in the third quarter of fiscal 2011 to $3,499 in the third quarter of fiscal 2012.

Impairment and Severance Charges. We recorded and paid severance of $3.1million and $2.4 million during the third quarter of fiscal 2012 and 2011, respectively. In addition, we recorded a long-lived asset impairment charge of $2.2 million during the quarter related to our decision to close the Decatur GA and Arlington VA campuses.

Provision for Income Taxes. The effective income tax rate in the third quarter of fiscal 2012 was 40.0% as compared to 39.5% in the third quarter of fiscal 2011.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Net Revenues. Net revenues decreased $179.3 million, or 12.6%, from $1,422.1 million in the first nine months of fiscal 2011 to $1,242.8 million in the first nine months of fiscal 2012. The decrease was due to an approximate 12.9% decrease in average student population and a 0.3% increase in average revenue per student during the period. At March 31, 2012, student population was 96,631 compared with 100,914 at March 31 2011, a decrease of 4.2% Total student starts decreased 9.8% to 86,277 for the first nine months of fiscal 2012 when compared to the first nine months of last year. The decrease in student starts is primarily attributable to management’s decision to stop enrolling ATB students in September 2010. In June 2011, we began re-enrolling ATB students at a reduced level.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses decreased $62.7 million, or 7.6% from $830.1 million in the first nine months of fiscal 2011 to $767.4 million in the first nine months of fiscal 2012, due to facilities and compensation expense, partially offset by improvement in bad debt expense. As a percentage of net revenues, educational services expenses increased from 58.4% of revenues in the first nine months of fiscal 2011 to 61.7% of revenues in the first nine months of fiscal 2012. The increase in compensation and facilities expense as a percentage of revenue is primarily attributable to the amounts being generally fixed in nature.  Bad debt expense decreased to $42.9 million or 3.5% of net revenues for the first nine months of fiscal 2012 compared to $79.5 million or 5.6% of net revenues for the first nine months of fiscal 2011. The improvement in bad debt expense is primarily the result of continued efficiencies in packaging students with financial aid as a result of bringing processing in-house.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $29.4 million, or 18.3%, from $160.4 million in the first nine months of fiscal 2011 to $131.0 million in the first nine months of fiscal 2012. As a percentage of net revenues, general and administrative expenses decreased from 11.3% of revenues in the first nine months of fiscal 2011 to 10.5% of revenues in the first nine months of fiscal 2012.  The decrease reflects the Company’s cost reduction initiatives.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses decreased $2.5 million, or 0.8% from $310.3 million in the first nine months of fiscal 2011 to $307.8 million in the first nine months of fiscal 2012. As a percentage of net revenues, marketing and admissions expenses increased from 21.8% of revenues in the first nine months of fiscal 2011 to 24.8% of revenues for the first nine months of fiscal 2012. The increase was partially attributable to an increase in advertising costs.  The cost per start increased $323 or 10.0% from $3,245 in the first nine months of fiscal 2011 to $3,568 in the first nine months of fiscal 2012.

Impairment and Severance Charges. During the first nine months of fiscal 2012, we incurred an impairment charge of $7.7 million related to intangible assets compared to a $203.6 million goodwill impairment charge during the first nine months of fiscal 2011.  Additionally, during the first nine months of fiscal 2012, we recorded severance of $8.0 million compared to $4.8 million during the first nine months of fiscal 2011 and $2.2 million long-lived asset impairment charge during the first nine months of fiscal 2012 related to our decision to close the Decatur GA and Arlington VA campuses.

Provision (benefit) for Income Taxes. The effective income tax rate in the first nine months of fiscal 2012 was 39.2% as compared to (26.1%) in the first nine months of fiscal 2011. The effective tax rate for the nine months ended March 31 2011 included the effect of the $203.6 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, our effective tax rate for the first nine months of fiscal 2011 was 39.9%.

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

Liquidity and Capital Resources

On September 30, 2009, we entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with aggregate borrowing capacity of $280 million, of which $260 million was a domestic facility and $20 million, was a Canadian facility. On February 22, 2010, we increased by $35 million the aggregate capacity under the Credit Facility. The aggregate borrowing capacity under the Credit Facility is now $315 million, of which $295 million is a domestic facility and $20 million is a Canadian facility. The Credit Facility expires on October 1, 2012, as such the borrowings have been classified as short-term. We intend to renew before expiration. The Company has the intent to refinance, however, as of the filing date of this Form 10Q, the Company had not closed the refinance transaction. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $15 million for Canadian letters of credit. Borrowings under the agreement bear interest at several pricing alternatives available to us, including Eurodollar and adjusted reference or base rates. The domestic base rate is defined as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate, or (c) the one-month Eurodollar Rate plus 1.00%. The Canadian base rate is defined as the higher of (a) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 3/4 of 1%, (b) the Bank of America Canada prime rate or (c) the one-month Eurodollar Rate plus 1.00%. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and a minimum U.S. Department of Education (“ED”) financial responsibility composite score ratio of 1.5. As of March 31, 2012, we were in compliance with all of the covenants. As of March 31, 2012, the credit facility had borrowings outstanding of $76.4 million and approximately $21.4 million to support standby letters of credit. The third amended and restated credit agreement is secured by the stock of our significant operating subsidiaries and it is guaranteed by our present and future significant operating subsidiaries.

Working capital amounted to ($63.1) million as of March 31, 2012 and $198.7 million as of June 30, 2011 and the current ratio was 0.8:1 and 1.9:1, respectively. The decrease in working capital compared to June 30, 2011 is primarily due to the repayment of cash borrowed for purposes of calculating our ED financial responsibility score as of year-end, the classification of our credit facility as a current liability, a decrease in accounts receivable, an increase in prepaid tuition and accrued expenses, partially offset by an increase in prepaid expenses and a decrease in accounts payable.

Cash flows provided by operating activities amounted to $195.7 million in the first nine months of fiscal 2012 compared to $53.6 million provided by operating activities in the same period of fiscal 2011. The increase in cash provided by operating activities for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to an increase in cash provided by working capital of $208.7 million, partially offset by a decrease in income before depreciation, amortization, stock-based compensation, deferred taxes and impairment charges of $11.1 million.  The change in working capital was primarily due to the Company not collecting approximately $87.0 million of Title IV funds as of June 30, 2011, (which was subsequently collected in July 2011), and the timing of cash receipts and payments.  Included within cash flows from operating activities are $7.2 million of net cash flows used in operating activities related to discontinued operations for the nine months ending March 31, 2012 and $0.8 million of net cash flows provided by operating activities related to discontinued operations for the nine months ending March 31, 2011.

Cash flows provided by investing activities of $8.3 million were comprised of the proceeds from the sale-leaseback of $39.3 million partially offset by capital expenditures of $31.0 million in the first nine months of fiscal 2012 compared to cash flows used in investing activities of $88.9 million which were comprised solely from capital expenditures in the same period of fiscal 2011. The capital expenditures were primarily related to new campuses, relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $40-$45 million for fiscal 2012.

Cash flows used in financing activities in the first nine months of fiscal 2012 primarily related to net payments on debt and amounted to approximately $231.6 million compared to $134.5 million for the same period of fiscal 2011. The increase in cash used in financing activities in the first nine months of fiscal 2012 compared to the same period last year was due primarily to an increase in the net repayment of debt of $130.9 million partially offset by the proceeds from the recourse sale of student loans to ASFG of $8.7 million net of principal collected, during the first quarter of fiscal 2012 and the $25.0 million purchase of treasury stock in fiscal 2011.

Historically, we had developed several third party loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as “discount loans,” since we incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, we were not at risk for the amounts agreed to by them and the service providers but were not entitled to any proceeds collected by the service providers in excess of this amount. Therefore we had recorded this discount as a reduction to revenue.

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

On June 29, 2011, we entered into a loan origination agreement with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for our students. Under the loan origination agreement, ASFG has agreed to fund new student loans through June 2013. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. During the second quarter of fiscal 2012, we completed the transition from the Genesis discount loan program to the ASFG discount loan program.  We estimate loans funded under the Genesis discount loan program, net of refunds, have been approximately $0 million and $48.4 million for the three and nine months ended March 31, 2012, respectively. We estimated that loans funded under the ASFG program, net of estimated refunds, have been approximately $40.8 million and $78.1 million for the three and nine months ended March 31, 2012, respectively.

This ASFG loan program has characteristics similar to our previous third party “discount loan” programs. As with the previous discount third party loan programs, under the ASFG program we pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue. However, unlike our previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. We apply historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse liability is established at the inception of the guarantee. The deferred charge is recorded within prepaid expenses and will be recognized as a reduction to revenue over the period of instruction. The recourse liability is recorded within accrued expenses. Upon recourse we will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase price will be recorded as an increase to student notes receivable and a reduction to the recourse liability. The recourse liability related to the loans funded under the ASFG program at March 31, 2012 was $12.6 million. This recourse liability is in addition to the discount paid to ASFG and is based upon the ultimate anticipated default. We estimate loan performance based upon approximately 13 years of actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks we faces under our Genesis discount loan program.

During the first quarter of fiscal 2012, we sold student loans with a face value of $16.8 million to ASFG, on a recourse basis.  The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold.  As of March 31, 2012, we received an advance of $10.1 million related to the sale, which has been recorded as a long-term other liability on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Consolidated Statement of Cash Flows.  The remaining $6.7 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance.  The long-term other liability and underlying student loans sold will be derecognized as ASFG receives principal payments.  As of March 31, 2012 ASFG had collected approximately $1.4 million of principal payments related to the $16.8 million of notes sold. As of March 31, 2012, the remaining obligation is approximately $8.7 million.

Included within the Condensed Consolidated Statements of Operations, under the caption “Other expense (income),” for the three months and nine months ended March 31, 2012, there was net other expense of $3.8 million and $6.5 million, associated with the student notes programs, respectively. For the three and nine months ended March 31, 2011, there was net other income of $1.4 million and $3.2 million, associated with the Genesis notes program, respectively.

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

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures for the next 12 months.  The Credit Facility expires on October 1, 2012, which we intend to renew before expiration.  If we are unable to renew our Credit Facility, we believe our working capital and cash flows from operations would be sufficient to meet working capital requirements and the settlement of the current outstanding portion of the debt.

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

In a letter dated December 8, 2010, the Company received notification that the Accrediting Commission of Schools and Colleges (“ACCSC”) had voted to direct the Company’s Everest Institute in Decatur, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC’s required student achievement outcomes. The institution was required to provide the information requested by ACCSC on or before March 8, 2011, which it provided, for review at the May 2011 ACCSC meeting. At its meeting in May 2011, ACCSC continued the institution’s show cause order to the November 2011 ACCSC meeting, and requested additional information from the institution.  On December 22, 2011, the Company received notification that at ACCSC’s November meeting it voted to continue the Show Cause order, as ACCSC had determined that the institution had not yet demonstrated compliance with ACCSC’s requirements in the area of student achievement outcomes.  On February 28, 2012, the Company adopted a plan to streamline operations of certain of its ground campuses, including the teach-out of its Everest Institute campus in Decatur, GA.  Accordingly, this campus is no longer enrolling new students, and the Company expects all current students to have been taught out and operations to cease entirely during the fiscal year ending June 30, 2013.  The Company has informed ACCSC of this decision and the college’s teach-out process.

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

Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by the Everest Institute in Jonesboro, GA to satisfactorily resolve its show cause action with ACCSC could cause that campus to lose its ability to participate in federal student financial aid programs. The failure by any significant number of the Company’s institutions to maintain accreditation could have a material adverse effect on the Company’s business, results of operations and financial condition.

Supplemental Accrediting Agency Reports. An accrediting agency may require an institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, typically completion or graduate placement outcomes. This is commonly referred to as being on “reporting” status. As of March 31, 2012, thirty-eight of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions’ students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve the retention and placement rates in the identified programs at these schools.

Program Reviews. From time to time certain of our institutions have been the subject of program reviews by ED and other agencies.

ED periodically conducts program reviews of institutions that participate in federal student financial aid programs. Program reviews begin with site visits at the relevant locations.  ED then prepares a program review report and the institution has the opportunity to respond.  After the institution responds, ED issues a final program review determination, which may be appealed.

The Company currently has program reviews at the following stages: (i) Everest College Phoenix, which consists of two ground campuses and an online division (“ECP”) has received program review reports and provided written responses regarding the site visits ED conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit, (ii) site visits occurred at the Company’s WyoTech Laramie, WY campus and its two additional locations in Blairsville, PA and Sacramento, CA in February 2012, but ED has not yet issued a program review report, (iii) a site visit occurred at the Company’s Everest College campus in Springfield, MO in April 2012, but ED has not yet issued a program review report, (iv) a site occurred at the Company’s Everest College campus in Crosslanes, WV in April 2012, but ED has not yet issued a program review report, and (v) ED has scheduled a site visit at the Company’s Everest College campus in Rochester, NY for the week of April 30, 2012. The Company will continue to cooperate with ED in its ongoing reviews.

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

The Health Care and Education Reconciliation Act of 2010 ended the federally-guaranteed student loan program — the Federal Family Education Loan Program (“FFELP”) — effective June 30, 2010. All new federal education loans since July 1, 2010 have been made through the Direct Loan program. Despite the end of FFELP, guarantee agencies are still involved in guaranteeing the existing FFELP loan portfolios against default and will continue in this role until the FFELP loans are repaid. Guarantee agencies also conduct periodic program reviews.  Our institutions have been subject to such reviews from time to time, including some which are currently underway.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of March 31, 2012, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $76.4 million and capital lease obligations of $13.1 million, and (ii) student notes receivable, net, in the aggregate amount of $101.2 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of March 31, 2012 was a deficit of CAD $28.4 million which includes borrowings outstanding under the credit facility of CAD $6.4 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Ability-to-Benefit — The Appropriations Act also eliminated federal student aid eligibility for all students without a “certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate.”  The Appropriations Act makes an exception for students who have completed a secondary school education in a home school setting that is treated as a home school or private school under state law. Therefore, students who do not have a high school diploma or a recognized equivalent (e.g., a GED), or do not meet the home school requirements, and who first enroll in a program of study on or after July 1, 2012, will not be eligible to receive Title IV student aid.   Students will qualify for Title IV student aid under one of the ability-to-benefit (ATB) alternatives if the student was enrolled in a Title IV eligible program prior to July 1, 2012. Those alternatives include the student passing an independently-administered, approved ATB test or successfully completing at least six credit hours or 225 clock hours of postsecondary education. A student who does not possess a high school diploma, or a recognized equivalent, but who is enrolled in a Title IV eligible program any time prior to July 1, 2012 may be eligible to receive Title IV student assistance after July 1, 2012.  As of March 31, 2012, approximately 5.6% of our continuing operations student population were ATB students.

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

On December 22, 2011, that Company received notification that ACCSC had voted to continue a Show Cause order for the Company’s Everest Institute campus in Decatur, GA, and had voted to initiate a Show Cause order for the Company’s Everest Institute campus in Jonesboro, GA.  On February 28, 2012, the Company adopted a plan to streamline operations of certain of its ground campuses, including the teach-out of its Everest Institute campus in Decatur, GA.  Accordingly, the Decatur campus is no longer enrolling new students, and the Company expects all current students to have been taught out and operations to cease entirely by the end of the fiscal year ending June 30, 2013.  The Company has informed ACCSC of this decision and process.  Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest Institute in Jonesboro, GA to satisfactorily resolve its show cause order with ACCSC could result in the campus losing its ability to participate in federal student financial aid programs.  The failure by any significant number of the Company’s institutions to maintain accreditation could have a material adverse effect on the Company’s business, results of operation, and financial condition.

If we do not meet specific financial responsibility ratios and tests established by the ED, our U.S. schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the ED and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, the ED calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution’s financial responsibility or “composite score.” If an institution’s score is above 1.5, it is deemed financially responsible without conditions or additional oversight. If an institution’s composite score is below 1.5, but within a designated threshold level (the “Zone,” which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of ED. If an institution’s composite score falls below the minimum threshold level of 1.0 or is in the Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of the ED. For our fiscal year ended June 30, 2011, our calculations show that all of our schools exceeded this requirement on an individual basis and are eligible to participate in the federal student financial aid programs, with composite scores ranging from 1.5 to 3.0. On a consolidated basis, we also exceeded this requirement with a composite score of 2.1, excluding goodwill impairment. We believe our calculations of the financial responsibility score are correct. However, the calculation is subject to interpretive issues relating to the appropriate treatment of goodwill impairment in the calculation of the composite score.  In this regard, we have been in communication with an analyst at ED who questioned the appropriate treatment of the goodwill impairment charge we took in fiscal 2011, and also questioned whether other intangible assets on our balance sheet at June 30, 2011 should have been expensed for purposes of the composite score.  As a result, we engaged in discussions with ED regarding our calculations and have provided ED with a detailed explanation of our views regarding the appropriate treatment of goodwill impairment and other intangible assets on the composite score calculation.  We continue to believe our calculations are correct, but if ED were to conclude that the goodwill impairment should be included as an expense in the calculation of the Company’s composite score, this would negatively impact the Company’s composite score on a consolidated basis.  Depending on ED’s resolutions of this matter, we could be required to satisfy the standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit.  Additionally, a definitive determination by ED that our composite score is less than 1.5 would be a default under our existing credit agreement.  We cannot provide assurance that ED will agree with our calculations, or that our institutions will continue to satisfy the numeric standards in the future.

Certain regulatory authorities have initiated investigations into us and other companies in the for-profit education sector that could result in adverse actions, fines, penalties or other censure that may materially and adversely affect our business.

As previously reported, since October 2010 the Company has been contacted by attorneys general offices in the states of Florida, California, Massachusetts, New York, Oregon and Illinois. Each of those states’ attorneys general office has requested from the Company, either through subpoenas, civil investigative demands, or informal requests, extensive document requests regarding its business. In every state but California and Oregon, we understand the attorneys general are conducting broad inquiries into private sector education companies in their respective states, and not solely into the Company. In California, the California Attorney General’s Office has requested information ostensibly pursuant to the Stipulated Judgment agreed to by the Company in July 2007 to determine compliance by the Company with the judgment and certain other matters. The Company is cooperating with these requests.

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

Additionally, the Company has also received an inquiry from the Assistant U.S. Attorney involved in reviewing the previously-disclosed Lee qui tam matter regarding the Company’s student referral practices.  The Company infers, but has been unable to confirm, that this inquiry may relate to another qui tam filed under seal that is pending the government’s investigation and intervention decision.  Separately, on April 24, 2012, a complaint captioned United States of America ex rel. Carolina Marion v. Heald College Inc. and Corinthian Colleges Inc. was filed under seal in the U.S. District Court for the Northern District of California.  Since the complaint was filed under seal, the Company has not been able to obtain a copy of the complaint but infers that this too is a qui tam action brought under the False Claims Act.

On April 3, 2012, the Company was served with a Civil Investigative Demand (“CID”) from the U.S. Consumer Financial Protection Bureau (“CFPB”). The CID stated that its purpose is to “determine whether for-profit postsecondary companies, student loan origination and servicing providers, or other unnamed persons, have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.”  The CID contains extensive interrogatories and document production demands related to the Company’s involvement with student loans and many other aspects of the Company’s business. The Company has contacted the CFPB regarding the CID and has retained outside counsel to assist it in this matter. The Company expects to provide documents and other information to the CFPB, while also preserving its rights to object to the inquiry. The Company believes that its acts and practices relating to student loans are lawful and essential to preserving our students’ access to post-secondary education.

We are continuing to cooperate with these investigations, but we cannot predict their ultimate resolution.  We expect to continue to incur significant legal costs and other expenses in connection with responding to them. We may be required to pay damages or settlement costs in excess of our insurance coverage related to these matters. Government investigations, including the pending investigations in which we are involved, and any related legal and administrative proceedings, may result in the institution of administrative, injunctive or other proceedings against us and/or our institutions, officers or employees, or the imposition of fines, penalties or suspensions, or other remedies and sanctions. Any such materials costs and expenses could have a material adverse effect on our financial condition and results of operations.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high. Prior to the enactment of the Higher Education Opportunity Act of 2008 (“HEOA”), a proprietary institution would lose its eligibility to participate in the federal student financial aid programs for a period of one year if it derived more than 90% of its revenues, on a cash basis, from these programs in any fiscal year (commonly referred to as the “90/10 Rule”). Any institution that violated this rule immediately became ineligible to participate in federal student financial aid programs and would be ineligible to reapply to regain its eligibility until the following fiscal year. Under the HEOA, an institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years would become immediately ineligible to participate in Title IV programs and would not be permitted to reapply for eligibility until the end of full two fiscal years. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the ED in its discretion. While ED has discretion to impose additional sanctions on such an institution, it is difficult to predict what those sanctions might be under the circumstances. ED could specify additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by ED. If an institution is subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain.

Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students increased by $2,000.  The HEOA contained temporary relief from increases in the availability and amount of federal aid by, among other things, for all unsubsidized Stafford loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV programs. That relief has expired, and for the Company’s fiscal year ending June 30, 2012, all Stafford loans will count as Title IV revenue.  Additionally, for the Company’s fiscal years ending on or before June 30, 2012, the HEOA permits loans made by the Company to its students to count as non-Title IV revenue when earned, not when the loans are repaid as was the case for fiscal years 2008 and prior.  The expiration of the temporary relief in the HEOA as of July 1, 2011 with respect to the additional $2,000 in unsubsidized Stafford loans, budget related reductions in state grant and workforce training programs and other alternative funding sources that have historically helped compliance with the 90/10 Rule have all adversely affected our schools’ 90/10 rates, with the rates for the majority of our institutions expected to worsen in fiscal 2012 from our prior historical rates.  Based on recent projections, the Company now believes that two of it institutions will likely exceed the 90% threshold for the fiscal year ending June 30, 2012.  At March 31, 2012, the combined enrollment for these institutions was 11,449 students. The majority of these students attend online at one of our Everest University institutions, and a small percentage attends Everest College Phoenix (“ECP”).  We are implementing several initiatives, including consolidation of some of our institutions under fewer ED OPEID numbers, that we expect to have a positive effect on our overall 90/10 compliance.  Additionally, we have multiple Everest University institutions that offer online education, and we could enroll online students in those other institutions.  Based on these initiatives and contingency plans, we do not currently expect any of our institutions to exceed the 90% threshold for two years in a row, although we cannot provide any assurances that those expectations will be met.  Some of our efforts to comply with the 90/10 Rule, especially for those institutions that exceed the 90% threshold for a fiscal year, may involve taking measures that reduce our revenue, increase our operating expenses, or both, perhaps significantly.  If the 90/10 Rule is not changed to provide relief for private sector institutions, we may be required to make further changes to our business in order to remain in compliance, which could alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows.  If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

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

(a) Exhibits:

Exhibit 10.1

Amended and Restated Corinthian Colleges, Inc. 2003 Performance Award Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 6, 2011)

Exhibit 10.2

Purchase and Sale Agreement, dated as of January 30, 2012, by and between STORE Capital Acquisitions, LLC and Heald Real Estate, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 2, 2011)

Exhibit 14.1

Corinthian Colleges, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 2, 2011)

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

Exhibit 101

The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

May 4, 2012	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 4, 2012	/s/ ROBERT C. OWEN
Robert C. Owen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)