Form 10-K
period 2012-06-30
CORINTHIAN COLLEGES INC
filed 2012-08-24
CIK 1066134

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2012
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

         If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of December 31, 2011, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $184.2 million, based upon the closing sales price of the Common Stock as reported on Nasdaq National Stock Market on such date. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes. As of August 16, 2012, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 85,463,420.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

  •
  the term "institution" means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education, which we sometimes refer to herein as the "ED." ED assigns each institution an identification number known as an "OPEID," or Office of Postsecondary Education Identification number, and the additional locations associated with the institution are included under the institution's OPEID. We use the terms "institution" and "OPEID" interchangeably herein. As of June 30, 2012, we operated 49 separate OPEIDs (including 5 OPEIDs in discontinued operations); and

  •
  our fiscal year ends on June 30; references to fiscal 2012, fiscal 2011 and fiscal 2010 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

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

EXPLANATORY NOTE

        During fiscal 2012, the Company decided to divest two WyoTech schools located in Sacramento, CA and Daytona Beach, FL and four Everest schools located in San Francisco, CA, San Jose, CA, Hayward, CA, and Los Angeles, CA (the "Sale Schools"). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales during fiscal 2013. Additionally, during fiscal year 2012, the Company completed the teach-out of the Ft. Lauderdale, FL and Chicago, IL campuses. The Company expects to have no significant continuing involvement with these locations after the respective sale or teach-outs are completed. The results of operations for the Sale Schools and teach-out schools are reflected within discontinued operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated.

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

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2012, are incorporated by reference into Part III of this report.

PART I

ITEM 1.    BUSINESS

  Overview

        Our Company is one of the largest for-profit post-secondary education companies in the United States and Canada, serving the large and growing segment of the population seeking to acquire career-oriented education. As of June 30, 2012, we had a student enrollment of 91,460 and operated 100 schools in 26 states, and 16 schools in the province of Ontario, Canada. We offer a variety of diploma programs and associate, bachelor's and master's degrees through a single operating segment (refer to Note 1 of the accompanying consolidated financial statements for more information). Our training program areas include healthcare, criminal justice, business, mechanical, trades, and information technology.

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

        Historically, we have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and expanding the number of programs at existing campuses. Since the Company's formation in 1995, we have acquired 78 colleges including the Heald acquisition and we have opened 38 branch campuses, (net of closures, discontinued operations, and consolidations).

  Operating Strategy

        Key elements of our operating strategy include the following:

        Emphasize Student Outcomes.    We believe that helping our students achieve positive outcomes is not only best for the student, but critical to our long-term success. Accordingly, we devote substantial resources to maintaining and improving student completion and placement rates. High completion and placement rates enhance a school's reputation and the marketability of its programs, and even modest improvements in student completion can have a significant positive impact on our profitability. We have implemented a variety of student service programs, including orientation and tutoring, academic advising, ride-sharing and referral programs, all of which are designed to help students complete their programs, graduate and achieve their career goals. We use a curriculum development team comprised of campus representatives, corporate program directors, instructional design professionals, and textbook publishers. For each program area, each campus also uses advisory boards comprised of local business professionals to help ensure that its curricula meet employer requirements. We also maintain full-time career services personnel at our schools who are responsible for helping our students obtain employment. Career services identifies prospective employers, helps students prepare resumes, conducts practice interviews, establishes externship programs and tracks graduate placement success.

        Create an Effective Learning Environment.    We seek to provide a supportive learning environment where student satisfaction and success can be achieved. We offer a flexible schedule of classes, providing students with the opportunity to attend classes throughout the day, as well as nights and weekends. Schools operate year-round, permitting students to complete their courses of study quickly. We maintain reasonable class sizes and offer support programs such as on-campus advising and tutoring. We also maintain a toll-free student hotline to address and help resolve student concerns.

        Focus on Attractive Markets.    Our schools offer educational programs in industries which are growing and offer promising career opportunities, including healthcare, criminal justice, business, mechanical, trades, and information technology (IT). Our geographic strategy is to build a strong competitive position in attractive and growing markets where we can operate efficiently and benefit from favorable demographic and labor market trends.

        Manage School and Program Performance.    We routinely review our schools in terms of student outcomes and financial and operational performance. When a school falls below standard and is not expected to achieve satisfactory performance within a reasonable period of time, we either teach-out (close) the school or put the school up for sale. In fiscal 2012, we identified ten under-performing campuses. Of these, six of the campuses are currently for sale and have been placed in discontinued operations; two have been taught out; and two are in the process of being taught out. (For more information on the campus dispositions, see the Company's Form 8-Ks filed on March 5, 2012 and June 19, 2012.) In addition, we regularly review programs offered at our campuses and online to ensure that our student completion and graduate placement standards are being met. Programs are taught out which do not meet outcomes standards and do not have a reasonable expectation of improvement. In fiscal 2012, we taught out 7 programs which did not meet outcome standards.

        Standardize Key Business Processes.    To help ensure operational efficiency and a consistent student experience across our system of campuses, we are currently standardizing key business processes. Thus far, we have implemented a common student information system (CampusVue), a standard admissions and student finance process and we have brought in-house certain financial aid processing and cohort default prevention functions that have historically been performed by an external vendor.

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

        Local school administrators retain control of the day-to-day operations of their individual schools. Local school administrators are assisted by and receive oversight from regional vice presidents and division presidents and their respective support teams. The campus support center management team controls key operational functions such as curriculum development, accreditation and licensing, accounting, information technology, student financial services management, marketing, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, and real estate. We believe the allocation of responsibilities between the field operations and the campus support center allows us to achieve significant operating efficiencies.

  Growth Strategy

        Our growth strategy consists of the following elements:

  Enhance Growth at Existing Campuses

        Integrated and Centralized Marketing Program.    We employ an integrated marketing program which includes direct response advertising delivered through the Internet, television, newspaper, and direct mail. A professional staff at our campus support center manages the overall marketing program. The effectiveness of our marketing campaigns depends on timely and accurate tracking analysis and processing of inquiries from potential students.

        Launching New Programs.    During fiscal 2012 we developed several new diploma-level programs in the disciplines of healthcare, criminal justice, business and IT. We based our selection of new programs on several factors, including the student value proposition, current and projected labor market demand, facility capacity and operational capabilities. We expect to complete the regulatory approval process and begin implementing these programs at our Everest campuses in fiscal 2013.

        Maximizing Core Programs.    We maximize the adoption of core curricula across our network of schools in such disciplines as healthcare, trades, criminal justice, and business. We have developed detailed, campus-based plans that take into account each school's program mix, facility capacity and current and projected employer needs. In fiscal 2012, we implemented 35 core programs at 27 schools.

        Facilities Enhancement and Expansion.    We believe that modern and attractive facilities enhance the overall student learning experience. We remodel, expand and relocate our existing schools to ensure we have sufficient capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities. We expect to continue to systematically remodel and relocate selected schools within their respective markets. During fiscal 2012 we remodeled, relocated, or expanded 33 schools. As of June 30, 2012, the total square footage of all of our properties was approximately 5.5 million square feet.

  Establish Additional Locations

        Since our initial public offering in February 1999, we have opened 45 branch campuses, of which 38 remain a part of our operations. Opening new branch campuses allows us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our investment in curricula. In addition, students attending new campuses which are branched from existing campuses have immediate access to federal student financial aid programs. During fiscal 2012, we opened 2 branch campuses. We expect to open additional branch campuses over time, as warranted by market and other conditions.

  Expand Online Education

        Online education, or education delivered via the Internet, has become an increasingly important component of higher education. We offer online learning to two categories of students: those attending online classes exclusively, and those attending a blend of traditional classroom and online courses. The majority of our students participating in online learning are now registered in exclusively online programs.

        We enroll exclusively online students through our Florida-based Everest University and our regionally-accredited Everest College Phoenix in Phoenix, Arizona. Online degree programs are offered in business, criminal justice, criminal investigations, accounting, computer information science, and paralegal. In total, 19 accredited degrees are available exclusively online at the associate, bachelor's, and master's levels.

        During fiscal 2012, we experienced a significant increase in the number of students taking our online courses. Our online learning participation increased by approximately 34.4% to 424,998 course registrations in fiscal 2012. As of June 30, 2012, we offered 322 online courses. We served approximately 31,114 exclusively online students as of June 30, 2012.

  Make Strategic Acquisitions

        Since our founding in 1995, acquisitions have been part of our growth strategy. Of the 116 campuses operated as of June 30, 2012, 78 colleges have been acquired (net of closures, consolidations, or locations sold). To evaluate acquisition opportunities, we have established several criteria, such as scale, geography, program offerings, accreditation and selected financial measurements.

        Additionally, on August 10, 2012, Corinthian, through a wholly-owned subsidiary, purchased substantially all of the capital stock of QuickStart Intelligence Corporation ("QuickStart") pursuant to a Stock Purchase Agreement with all but one of QuickStart's stockholders for $13.3 million in cash, plus $1.6 million for QuickStart's estimated positive working capital at closing (subject to post-closing adjustment). The Company expects to complete the acquisition of QuickStart's remaining capital stock through to a statutory merger with one of Corinthian's wholly-owned subsidiaries during the quarter ending September 30, 2012. Corinthian paid the purchase price with existing cash and borrowings under its credit facility.

        QuickStart is a corporate training company that provides short-term instruction to IT professionals on Microsoft, Cisco and other software. QuickStart currently operates through eight learning centers in California, Oregon and Washington, and also offers training via online instruction. We expect to adopt QuickStart's courses into certain of our existing colleges to provide additional sources of non-Title IV revenue to assist in compliance with ED's 90/10 rule.

        We expect to continue pursuing strategic acquisitions as part of our growth strategy, although in the near term we expect to focus our efforts primarily on opportunities to acquire companies that will help our existing colleges generate additional non-Title IV revenue. In addition to acquisition-related activity, we have developed an in-house capability to pursue other business development opportunities. In particular, we are focused on developing other federal sources of revenue outside of Title IV. Such sources include programs sponsored by the Department of Defense and the Department of Labor.

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

        Our diploma curricula includes the following core programs: medical assisting, medical insurance billing and coding, massage therapy, dental assisting, pharmacy technician, medical administrative assisting, surgical technology, automotive and diesel technology, HVAC, plumbing, electrical, and licensed practical nursing. Our core degree curriculum includes business administration, accounting, paralegal, criminal justice, medical assisting, and registered nursing. At our Everest locations in Florida, Phoenix, AZ, Mesa, AZ, Springfield, MO and Ontario Metro, CA campuses, some of our associate degree programs also articulate into a bachelor's degree in the same course of study. Master's degrees are also offered at Everest Florida in business administration and criminal justice.

        Diploma programs generally have a duration of 7-24 months, depending on the course of study. Associate degree programs have a duration of 9-27 months, bachelor's degree programs have a duration of 18-48 months and master's degree programs have a duration of 21 months. As of June 30, 2012, approximately 37% of our students were enrolled in diploma programs, approximately 57% of students were enrolled in associate programs, approximately 5% of students were in bachelor's programs and approximately 1% of students were in master's programs.

        Additionally, we expect our recent acquisition of QuickStart to help our colleges adopt short-term courses (generally one week or less) targeted to IT professionals to prepare them to receive industry-recognized credentials and certifications.

        The following table reflects our schools, locations, date acquired or opened, principal curricula, institutional accrediting agency, and square footage as of June 30, 2012. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), trades and transportation (T), and other miscellaneous programs (OTH)(1).

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest College, Alhambra, CA	1/1/1996	B, HC	ACCSC(4)	42,200
Everest College, Anaheim, CA	7/1/1995	CJ, HC	ACCSC	35,300
Everest College, Arlington (Mid Cities), TX	6/9/2003	B, CJ, HC	ACICS(3)	51,400
Everest College, Arlington, VA	1/2/2002	B, CJ, HC, OTH	ACICS	23,500
Everest College, Atlanta (Greenbriar), GA	11/15/2010	HC, B, CJ	ACCSC	63,000
Everest College, Aurora, CO	10/1/1996	B, CJ, HC	ACICS	33,000
Everest College, Bedford Park, IL	1/26/2011	HC	ACCSC	40,800
Everest College, Bremerton, WA	8/4/2003	B, HC	ACICS	18,900
Everest College, Burr Ridge, IL	7/2/2002	HC	ACCSC	34,400
Everest College, Chesapeake, VA	3/1/1999	B, HC, CJ	ACICS	39,200
Everest College, City of Industry, CA	10/1/2000	B, CJ, HC	ACCSC	39,300
Everest College, Colorado Springs, CO	10/1/1996	B, CJ, HC, IT, OTH	ACICS	30,500
Everest College, Dallas, TX	2/3/2003	B, CJ, HC	ACICS	45,800
Everest College, Everett, WA	8/4/2003	HC	ACICS	30,000
Everest College, Fort Worth, TX	8/24/2004	B, CJ, HC	ACICS	41,900
Everest College, Fort Worth (South), TX	3/22/2010	HC	ACICS	40,900
Everest College, Gardena, CA	1/1/1996	HC	ACCSC	32,600
Everest College, Henderson, NV	10/1/1996	HC, B, CJ	ACICS	46,400
Everest College, Kansas City, MO	1/27/2012	HC	ACICS	45,300
Everest College, Melrose Park, IL	2/24/2011	HC	ACCSC	42,900
Everest College, Merrillville, IN	2/1/2001	B, HC	ACCSC	48,100
Everest College, Merrionette Park, IL	10/19/2005	HC	ACICS	41,900
Everest College, Milwaukee, WI	10/18/2010	HC, CJ	ACICS	45,000
Everest College Phoenix, Mesa, AZ	11/15/2005	B, CJ, HC	HLC/NCA(5)	26,200
Everest College, Newport News, VA	10/1/1995	B, CJ, HC	ACICS	16,200
Everest College, North Aurora, IL	2/1/2005	B, HC, T	ACCSC	40,300
Everest College, Ontario Metro, CA	1/1/2001	B, CJ, HC	ACICS	40,800
Everest College, Ontario, CA	10/1/2000	B, HC	ACCSC	34,000
Everest College Phoenix, Phoenix, AZ	6/1/2000	B, CJ, HC	HLC/NCA	40,100
Everest College, Portland, OR	10/1/1996	B, CJ, HC, IT, OTH	ACICS	35,400
Everest College, Renton, WA	7/1/1996	HC	ACCSC	41,700
Everest College, Reseda, CA	7/1/1995	HC	ACCSC	33,600
Everest College, Salt Lake City, UT	10/1/1996	HC, B, IT, CJ	ACICS	40,100
Everest College, San Bernardino, CA	7/1/1995	HC, B, CJ, T	ACICS	52,200
Everest College, Santa Ana, CA	9/20/2010	HC, B, CJ	ACICS	37,100
Everest College, Seattle, WA	8/4/2003	HC	ACICS	19,300
Everest College, Skokie, IL	5/1/2001	HC, B	ACCSC	36,000
Everest College, Springfield, MO	10/1/1996	HC, B, IT, CJ	ACICS	26,400
Everest College, St. Louis, MO	3/31/2005	HC, B	ACICS	40,000
Everest College, Tacoma, WA	8/4/2003	HC	ACICS	50,500
Everest College, Thornton, CO(2)	10/1/1996	HC, B, CJ	ACICS	25,900
Everest College, Torrance, CA	1/1/2000	HC	ACCSC	7,700
Everest College, Tyson's Corner, VA	6/2/2004	B, CJ, HC	ACICS	26,200
Everest College, Vancouver, WA	8/4/2003	HC	ACICS	17,900
Everest College, Vancouver, WA	10/1/1996	HC, B, CJ, OTH	ACICS	23,000
Everest College, West Los Angeles, CA	10/1/2000	HC, CJ	ACCSC	31,300
Everest Institute, Austin, TX	10/2/2002	HC, T	ACCSC	51,900
Everest Institute, Bensalem PA	8/23/2011	HC	ACICS	42,500
Everest Institute, Brighton, MA	1/1/1996	HC	ACCSC	26,000

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest Institute, Chelsea, MA	3/30/2004	HC	ACCSC	26,500
Everest Institute, Columbus, OH	9/7/2004	HC, B	ACCSC	28,300
Everest Institute, Cross Lanes, WV	7/1/1995	HC, IT	ACCSC	26,700
Everest Institute, Dearborn, MI	3/1/2001	HC	ACCSC	36,300
Everest Institute, Decatur, GA	5/1/2000	HC, T	ACCSC	50,000
Everest Institute, Detroit, MI	12/23/2003	HC	ACCSC	24,400
Everest Institute, Eagan, MN	6/17/2004	HC	ACCSC	23,700
Everest Institute, Grand Rapids, MI	2/2/2001	HC, B	ACCSC	34,700
Everest Institute, Hialeah, FL	4/1/2002	B, HC, CJ	ACICS	40,600
Everest Institute, Houston (Bissonnet), TX	6/30/2004	HC, IT, T	ACCSC	53,700
Everest Institute, Houston (Greenspoint), TX	1/1/2000	HC	ACCSC	27,600
Everest Institute, Houston (Hobby), TX	12/1/2001	HC	ACCSC	30,700
Everest Institute, Jonesboro, GA	4/1/2000	HC	ACCSC	30,000
Everest Institute, Kalamazoo, MI	2/1/2001	HC, B	ACCSC	28,400
Everest Institute, Kendall, FL	4/1/2002	HC, CJ, B	ACICS	36,100
Everest Institute, Marietta, GA	4/1/2000	HC	ACCSC	24,700
Everest Institute, Miami, FL	4/1/2002	HC, CJ, B	ACICS	47,100
Everest Institute, Norcross, GA	3/31/2003	HC	ACCSC	35,600
Everest Institute, Pittsburgh, PA	10/1/1996	HC, B, CJ, OTH	ACICS	39,000
Everest Institute, Rochester, NY	10/1/1996	B, IT, CJ, HC, OTH	ACICS	34,600
Everest Institute, San Antonio, TX	7/1/1995	HC, OTH, T	ACCSC	60,200
Everest Institute, Silver Spring, MD	2/8/2005	HC	ACICS	30,700
Everest Institute, South Plainfield, NJ	12/13/2005	HC	ACCSC	36,000
Everest Institute, Southfield, MI	1/1/1996	HC, IT	ACCSC	46,100
Everest Institute, Tigard, OR	8/4/2003	HC	ACICS	20,600
Everest University, Brandon, FL	10/1/1996	HC, B, IT, CJ	ACICS	49,300
Everest University, Jacksonville, FL	7/1/2000	HC, B, CJ	ACICS	47,500
Everest University, Lakeland, FL	10/1/1996	HC, B, IT, CJ	ACICS	30,400
Everest University, Largo, FL	10/1/1996	HC, B, IT, CJ	ACICS	41,200
Everest University, Melbourne, FL(2)	10/1/1996	HC, B, IT, CJ	ACICS	36,000
Everest University, Orange Park-Jacksonville, FL	3/3/2004	HC, B, CJ, T	ACICS	46,500
Everest University, Orlando (North), FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	54,700
Everest University, Orlando (South), FL	10/1/1996	HC, B, IT, CJ	ACICS	59,900
Everest University, Pompano Beach, FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	53,100
Everest University, Tampa, FL(2)	10/1/1996	HC, B, IT, CJ, T	ACICS	58,100
WyoTech, Blairsville, PA(2)	7/1/2002	T	ACCSC	282,100
WyoTech, Fremont, CA	8/7/2003	T	ACCSC	124,900
WyoTech, Laramie, WY	7/1/2002	T	ACCSC	397,000
WyoTech, Long Beach, CA	10/1/2000	T, HC	ACCSC	92,400
Heald College, Concord, CA	1/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC(6)	66,000
Heald College, Fresno, CA	1/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	59,200
Heald College, Hayward, CA	1/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	58,000
Heald College, Modesto, CA	10/27/2010	HC, B, IT, CJ, 8OTH	ACCJC/WASC	30,000
Heald College, Rancho Cordova, CA	1/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	55,100
Heald College, Roseville, CA	1/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	50,000
Heald College, Salinas, CA	1/04/2010	HC, B, CJ, OTH	ACCJC/WASC	37,900
Heald College, San Francisco, CA	1/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	55,800
Heald College, San Jose, CA	1/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	55,400
Heald College, Stockton, CA	1/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	49,400
Heald College, Honolulu, HI	1/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	59,600
Heald College, Portland, OR	1/04/2010	HC, B, IT, CJ, OTH	ACCJC/WASC	39,600
Campus Support Center Offices
Santa Ana, CA				200,200
Gulfport, MS				7,200
Tampa (Online), FL				114,600

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Tampa (Student Finance), FL				14,500
Tampa (Regional), FL				5,700
Tempe (Online), AZ				65,500
Washington, DC				3,200
San Francisco, CA				17,300
Colorado Springs (Online), CO				93,500
New locations as of June 30, 2012 (unoccupied)
Sacramento (Heald Online), CA				26,300
Woodbridge, VA				35,400

Total Square Footage for U.S. Properties				5,219,400

Canadian Schools and Colleges	Opened/ Acquired	Principal Curricula	Accrediting Agency	Square Footage
Everest College of Business, Technology and Health Care, Barrie, Ontario	8/19/2003	HC, B, CJ, IT	ACICS	14,200
Everest College of Business, Technology and Health Care, Brampton, Ontario	8/19/2003	HC, B, CJ, IT, OTH	ACICS	16,400
Everest College of Business, Technology and Health Care, College Park, Ontario	8/19/2003	HC, OTH	ACICS	29,000
Everest College of Business, Technology and Health Care, Hamilton (Mountain), Ontario	8/19/2003	HC, CJ	ACICS	18,500
Everest College of Business, Technology and Health Care, Hamilton (City Center), Ontario	8/19/2003	B, HC, IT, CJ	ACICS	7,800
Everest College of Business, Technology and Health Care, Kitchener, Ontario	8/19/2003	B, HC, CJ, IT	ACICS	12,600
Everest College of Business, Technology and Health Care, London, Ontario	8/19/2003	HC, IT, B	ACICS	12,200
Everest College of Business, Technology and Health Care, Mississauga, Ontario	8/19/2003	HC, B, IT, CJ, OTH	ACICS	30,400
Everest College of Business, Technology and Health Care, Newmarket, Ontario	8/19/2003	HC, B, CJ, IT	ACICS	16,700
Everest College of Business, Technology and Health Care, North York Ontario	8/19/2003	HC, B, CJ, OTH	ACICS	17,900
Everest College of Business, Technology and Health Care, Ottawa (West-Nepean), Ontario	8/19/2003	HC, B, IT, CJ	ACICS	17,400
Everest College of Business, Technology and Health Care, Ottawa (East), Ontario	8/19/2003	HC, B, IT, CJ	ACICS	32,700
Everest College of Business, Technology and Health Care, Scarborough, Ontario	8/19/2003	HC, B, IT, CJ	ACICS	21,700
Everest College of Business, Technology and Health Care, Sudbury, Ontario	8/19/2003	B, HC, CJ, IT	ACICS	14,600
Everest College of Business, Technology and Health Care, Thunder Bay, Ontario	8/19/2003	HC, B, IT, CJ	ACICS	10,800
Everest College of Business, Technology and Health Care, Windsor, Ontario	8/19/2003	HC, B, CJ, IT	ACICS	12,900
Everest College of Business, Technology and Health Care Campus Support Center	8/19/2003			5,400

Total Square Footage for Canadian Properties				291,200

Total Square Footage for All Properties				5,510,600

(1)
OTH means "Other" and includes programs such as, travel and hospitality, video/film production, and other miscellaneous programs.

(2)
Indicates owned properties.

(3)
Accrediting Council for Independent Colleges and Schools

(4)
Accrediting Commission of Career Schools and Colleges

(5)
The Higher Learning Commission—A Commission of the North Central Association of Colleges and Schools

(6)
Accrediting Commission for Community and Junior Colleges (ACCJC) of the Western Association of Schools and Colleges (WASC). On July 3, 2012, Heald College was notified by the Western Association of Schools and Colleges—Accrediting Commission for Senior Colleges and Universities ("WASC Sr.") that Heald College was granted initial accreditation effective June 14 (the date of WASC Sr.'s action). During the upcoming months, Heald will work with its current accreditor ACCJC, WASC Sr. and ED to determine the official cut-off date that will change Heald College's primary accreditor in ED's records from ACCJC to WASC Sr. Currently Heald College operates under dual accreditation.

  Marketing and Recruitment

        We employ a variety of methods to attract applicants who will benefit from our programs and achieve success in their chosen careers. The methods include a variety of direct response marketing techniques to generate inquiries from potential students. Our marketing department generated approximately 3.4 million inquiries in the United States and Canada in fiscal 2012, primarily through the Internet, television, direct mail, newspaper, and yellow pages. The effectiveness of these marketing campaigns is dependent upon timely and accurate tracking, analysis and processing of inquiries.

        Our external marketing agencies have access to our management information database and are provided with real time information on the effectiveness of individual campaigns. The agencies consult with our marketing department to adjust schedules and content for advertisements depending on our needs and the effectiveness of the particular advertisements. For the year ended June 30, 2012, approximately 54% of our new student enrollments were generated through the Internet; 22% were generated through referrals; 11% through television, newspaper and yellow pages; 3% were generated through direct mail; and 10% were generated through a variety of other methods.

  National Branding

        We have consolidated multiple brand names to increase our company's overall visibility and gain the marketing efficiencies associated with national advertising. As of August 13, 2010 all of our schools operated under one of three national brands, Everest, WyoTech, or Heald. The Everest brand was developed by the Company, WyoTech is a well-established brand in automotive training, and Heald is a well-established brand with a long operating history in Northern California, Oregon and Hawaii. As of June 30, 2012, 100 out of 116 schools were operating under the Everest brand, 4 schools were operating under the WyoTech brand, and 12 schools were operating under the Heald brand.

  Admissions

        As of June 30, 2012, we employed approximately 2,380 admissions representatives who work directly with prospective students to facilitate the admissions process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct semi-annual student satisfaction surveys at our campuses in the United States in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to train our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs, and conduct student surveys which help us ensure compliance with both government regulations and our corporate policies.

  Placement

        Graduate placement outcomes are critical to the success of our schools and their ability to continue to enroll new students. We maintain a career services department at each school and as of June 30, 2012, employed approximately 850 individuals in this capacity. We require our career services personnel to work with students from the time they begin their courses of study until they are successfully placed in jobs for which they are trained. Our career services departments assist students in preparing resumes, help them to develop a professional demeanor, conduct practice interview sessions, and identify prospective employers for graduates. Overall, we believe the efforts we devote to help our graduates find employment have achieved solid results in a difficult economic environment.

        Our colleges endeavor to obtain information regarding their students' employment following graduation. The reliability of that information depends, to a large extent, on the completeness and accuracy of the data provided to our colleges by graduates and their employers. Additionally, a dedicated team at the campus support center conducts a verification process to check the accuracy of the placement information gathered by our campuses. Based on information received from these groups of people, we believe that approximately 68.1% of our graduates in calendar year 2011 who were available for placement have been placed in a job for which they were trained by June 30, 2012, using accrediting agency standards. The various accrediting agencies evaluate placement rates by individual institution and program, and have different requirements regarding which students are considered "available for placement." In defining the graduate cohort group for the purpose of calculating placement rates, certain accrediting agencies may exclude, for example, graduates who are continuing their education, are in active military service or are deceased or disabled, and foreign students who are ineligible to work in the U.S. after graduation. Where applicable, we have also excluded those graduates in our calculation of students available for placement and the graduate placement rate.

  Tuition

        Tuition rates for our programs depend on the nature and length of the program. The chart below shows average tuition in fiscal 2012 for selected categories:

        Diplomas:

  Healthcare—$16,850

  Trades—$18,700

  Automotive/Diesel Technician—$23,000

  Associate degrees, ground schools—$39,650

  Associate degrees, online (full-time student)—$32,250

        In addition to tuition, students may be required to purchase textbooks and other supplies as part of their educational programs. We anticipate increasing tuition based on the market conditions at our individual schools. More detailed tuition information can be found, by program, on each school's website.

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

        Campus support center personnel manage several key functions, including accounting, information technology, student financial services, financial aid, career services support, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, real estate, and accreditation and licensing. Among the principal oversight functions performed by campus support center personnel (in cooperation with our division, region and college management) are the annual operating budget, strategic planning and forecasting processes. These processes establish goals for each college, assist in implementing strategies and establish performance expectations. Our senior management team monitors operating performance and profitability of each college and has established periodic communication with the college presidents to review key performance indicators such as student population, completion, placement, student satisfaction, compliance, new student inquires, new enrollments and other operating results to determine the proper course of action.

        As required by their respective regional accrediting agencies, Everest College Phoenix and Heald College are overseen by boards of trustees that include a majority of independent members who review academic integrity and autonomy of the institutions. These governing boards have broad oversight over the schools' programs and operations, set the strategic direction for the institutions, play an active role in policy-making, and review financial resources of their institutions to ensure they are able to provide a sound educational program. In furtherance of that mission, each board of trustees develops policies appropriate to the needs of the institution and works closely with their respective administrations to, among other things, establish a climate for articulating and promoting the educational vision of the institutions.

  Competition

        The post-secondary education market in the United States, consisting of approximately 7,020 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by our colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 3,190 private, for-profit colleges and schools. The post-secondary education market in Canada is also highly fragmented. Typically, the tuition charged by public institutions is less than tuition we charge for comparable programs because public institutions receive state subsidies, donations and government research and other grants that are not available to our colleges. However, tuition at private non-profit institutions is often higher than the tuition charged at our colleges.

        We compete in most markets with other institutions offering similar programs. We believe our supportive learning environment, smaller class sizes, national scale, faculty, facilities, and our emphasis on student services and placement allows us to compete effectively. In addition, many of our colleges have been operating in their markets for many years, which has led to a substantial number of graduates who are working in the community and validate the quality of the colleges' programs.

  Facilities

        Our campus support center office is located in Santa Ana, California and our 116 campuses as of June 30, 2012, are located in 26 states and in the province of Ontario, Canada. Our campuses are generally equipped with classroom space, instructional labs, libraries, Internet access and other facilities.

        We actively monitor the capacity at our facilities and the expected facilities capacity required to accommodate campus growth initiatives. We provide for expansion and growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2008 through fiscal 2012, approximately 9% of the campuses have been relocated and an additional approximately 92% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended and has been updated to reflect solely continuing operations:

	2012	2011	2010	2009	2008
Opened
Acquired	0	0	11	0	0
Branched	2	6	1	0	0
Campuses at year end	116	114	108	96	96
Relocated	1	1	1	5	2
Enlarged or remodeled	32	28	32	5	10

(1)
We have decided to divest six schools and taught-out two additional schools in fiscal 2012. In addition, we taught-out two campuses during fiscal 2011. To reflect continuing operations only, they have been omitted from this table.

        All but 4 of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

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

        As of June 30, 2012, we had approximately 15,200 employees in the U.S. and Canada, of whom approximately 5,000 were part-time and approximately 740 were employed at or assigned to our campus support center.

  Faculty

        The faculty members at our colleges are industry professionals and hold appropriate credentials in their respective disciplines. The recruitment of faculty occurs at the campus level. Local leadership is charged with identifying and retaining faculty who possess the requisite academic and experiential qualifications to be successful in working with our students. Faculty are required and encouraged to pursue professional development activities to enhance their functional and classroom skills. We believe the skill and dedication of our faculty is critical to the academic and professional success of our students. As of June 30, 2012, we employed approximately 5,900 faculty in the United States and Canada, approximately 1,730 of whom were full-time employees. Faculty represents approximately 39% of our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of August 16, 2012, as well as other "significant employees" of the Company as defined under Item 401(c) of Regulation S-K:

Names	Ages	Positions
Jack D. Massimino	63	Chairman of the Board and Chief Executive Officer
Kenneth S. Ord	66	Executive Vice President and Chief Administrative Officer
Robert D. Bosic	47	Executive Vice President, Operations
Beth A. Wilson	60	Executive Vice President
William B. Buchanan	46	Executive Vice President, Marketing
Mark L. Pelesh	58	Executive Vice President, Legislative and Regulatory Affairs
Stan A. Mortensen	45	Executive Vice President, General Counsel and Corporate Secretary
Robert C. Owen	51	Executive Vice President and Chief Financial Officer
David A. Poldoian	59	Executive Vice President and Division President Online Learning

        Jack D. Massimino served as Chairman of the Board from August 2008 through the present. He served as CEO of the company from November 2004 until July 2009, when he was named Executive Chairman of the Board. The board reappointed him CEO in November 2010. He has served on the board since 1999, and during his tenure he has been the Chair of the Audit Committee and a member of the Compensation Committee. Prior to joining our company as Chief Executive Officer in 2004, Mr. Massimino was retired and managed his personal investment portfolio. Previously, he was President and Chief Executive Officer of Talbert Medical Management Corporation, a publicly traded physician practice management company from 1995 through late 1997. Prior to his association with Talbert, Mr. Massimino was Executive Vice President and Chief Operations Officer of FHP International Corporation, a multi-state, publicly-traded HMO, with revenues of approximately $4 billion at the time of his service. He also served in other executive positions after joining FHP in 1988, including Senior Vice President and Vice President, Corporate Development. Prior to such time, Mr. Massimino held other executive positions in the healthcare field starting in the mid-1970s. He received a Bachelor of

Arts in Psychology from California Western University and earned a Master's Degree in Management from the American Graduate School for International Management.

        Kenneth S. Ord became our Executive Vice President and Chief Financial Officer in February 2005. Mr. Ord served as our Chief Financial Officer until September 2011. He was named Chief Administrative Officer in December 2010. Mr. Ord brings more than 30 years of financial experience to his position from publicly traded companies in the healthcare, staffing services and automotive industries. Mr. Ord was the Chief Financial Officer at Alliance Imaging, Inc. from 1998 to 2004. Previously he was the Chief Financial Officer of Talbert Medical Management Corporation during 1997 and he was the Chief Financial Officer of FHP International Corporation from 1994 to 1997. Prior to his experience at FHP, Mr. Ord held several successively responsible positions at Kelly Services Inc, including Treasurer, Controller and Vice President Finance. He began his career at Ford Motor Company, working in various financial roles, ranging from financial controls to profit analysis. Mr. Ord holds a Master's in Business Administration from Brigham Young University.

        Robert D. Bosic became Corinthian's Executive Vice President of Operations in January of 2011. Since June of 2009, Mr. Bosic served as Group and Division President for the West Division. He has been with Corinthian for five years and held the position of Regional Vice President of Operations for the Southwest Region of CSI before being promoted to General Manager in 2008, when the Everest West Division was created. In addition, Mr. Bosic has served as Campus President at Everest Houston Greenspoint. Prior to joining Corinthian, Mr. Bosic spent 10 years in proprietary education. He has held campus-level and regional management positions at both publicly traded and non-profit companies focused on at-risk adolescents. Mr. Bosic has a Bachelor's of Science degree in Business from British American University, and Juris Doctorate from British American University.

        Beth A. Wilson has been employed by us since our inception in July 1995. She was promoted to Executive Vice President in July 2001 and oversees all operational support for accreditation and licensure, academic affairs and quality control, employer development and student outcomes, real estate, facilities and compliance. Previously, Ms. Wilson was Vice President of Operations from June 1998 to June 2001. Ms. Wilson was Regional Operations Director for Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by National Education Centers, Inc. from 1991 to 1995, initially as Executive Director of its Capital Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Additionally, between 1999 and 2003, and again from July 2008 to June 2012, Ms. Wilson served as a Commissioner for ACCSC. Ms. Wilson earned a Master's of Business Administration from National University and a Bachelor of Arts degree from California State College, Sonoma.

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

        Robert C. Owen has served as our Executive Vice President and Chief Financial Officer since September 2011. Prior to his appointment to Chief Financial Officer, Mr. Owen served as our Executive Vice President and Chief Accounting Officer since July 2011. Prior to his appointment to Executive Vice President, Mr. Owen served as our Senior Vice President and Chief Accounting Officer since February 2005. He joined Corinthian in 2004 as Vice President and Controller, and has more than 20 years' experience in industry and public accounting. Previously, he served as Vice President, Controller for Princess Cruise Lines and as Assistant Controller for Royal Caribbean Cruises Ltd. Mr. Owen began his career at Deloitte & Touche, where he spent 11 years in successively responsible positions, both in the U.S. and Canada. Mr. Owen earned a B.B.A. degree in accounting from Florida Atlantic University. He obtained his license as a Certified Public Accountant in Florida in 1985 and as a Chartered Accountant in Ontario, Canada in 1994.

        David A. Poldoian joined the Company in November 2004 as President and Chief Operating Officer of the Online Learning division. In February 2008, he became Corinthian's Executive Vice President and Chief Business Development Officer, before being named the company's Executive Vice President and Chief Compliance Officer in November 2010 and Executive Vice President, New Ventures in June 2011. In January 2012, Mr. Poldoian was appointed to be the Company's Executive Vice President and Division President, Online Learning. Prior to joining Corinthian, Mr. Poldoian spent nine years with the Anheuser-Busch Companies beginning in 1995, initially serving as the President of its Eagle Snacks, Inc. division and later reporting directly to Anheuser's Chairman and CEO. Mr. Poldoian was Vice President and Partner with Bain & Company, a strategy consulting firm, from 1986 to 1995. Mr. Poldoian completed a Bachelor of Arts degree at Tufts University, and earned a Master in Business Administration from Harvard Business School.

GOVERNMENTAL REGULATIONS AND FINANCIAL AID

U.S. Regulations

        Students attending our schools in the U.S. finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment), federal financial aid programs, and loans from the Company or third parties.

        In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations issued thereunder by the Department of Education ("ED"), subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA ("Title IV"). Under the HEA, regulatory authority is divided among each of the following components, which are referred to collectively as the "Triad": (i) the federal government, which acts through ED; (ii) the accrediting agencies recognized by ED; and (iii) state higher education regulatory bodies. Among other things, the HEA and ED regulations require each of our U.S. institutions to:

  •
  maintain a rate of default by its students on federally guaranteed loans that are below a specified rate;

  •
  limit the proportion of its revenue (on a cash basis) derived from the Title IV programs to less than 90 percent (the "90/10 Rule");

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

  •
  adjusted the types of revenue that an institution is deemed to have derived from Title IV Programs for purposes of complying with the 90/10 Rule, and modified the sanctions imposed on an institution that derives too much revenue from Title IV Programs;

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

        In February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 ("American Recovery Act") which, among other things, further increased the annual amount of funds available to fund grants under the Pell program. In December 2011, the Consolidated Appropriations Act, 2012, was enacted, which eliminated the eligibility of students who lack a high school diploma or its equivalent to receive Title IV Program funds, and also changed the manner in which Pell Grants are calculated.

        If any of our institutions were to lose eligibility to participate in federal student financial aid programs, the students at that institution would lose access to funds from those programs and would have to seek alternative sources of funds to pay their tuition and fees. Students in the U.S. obtain access to federal student financial aid through an ED-prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs is to the students, who then apply those funds to the cost of their education. The receipt of funds from federal financial aid programs reduces the students' amount due to the institution, but does not affect the Company's revenue recognition.

        ED regulations define an institution, which operates under an OPEID number, as a main campus and its additional locations, if any. As defined by ED, our main campuses that have additional locations in the U.S. are as follows:

Main Campus(1)	Additional Locations
Everest College, Seattle, WA	Everest College, Vancouver, WA
Everest College, Tigard, OR
Everest College, Bensalem, PA
Everest College, Alhambra, CA	Everest College, Bedford Park, IL
Everest Institute, Chelsea, MA
Everest College, Bremerton, WA	Everest College, Everett, WA
Everest College, Tacoma, WA
Everest College, St. Louis, MO
Everest College, Colorado Springs, CO	Everest College, McLean, VA
Everest College, Fort Worth (South), TX
Everest College, Santa Ana, CA
Everest College, Gardena, CA	Everest Institute, Norcross, GA
Everest College, Ontario, CA	Everest Institute, Columbus, OH
Everest Institute, Jonesboro, GA
Everest College Phoenix, Phoenix, AZ	Everest College Phoenix, Mesa, AZ
Everest College, Portland, OR	Everest College, Vancouver, WA
Everest College, Dallas, TX

Main Campus(1)	Additional Locations
Everest Institute, Silver Springs, MD
Everest College, Renton, WA	Everest Institute, Houston (Bissonnet), TX
Everest College, Reseda, CA	Everest Institute, Atlanta (Greenbriar), GA
Everest Institute, Marietta, GA
Everest College, Salt Lake City, UT	Everest College, Fort Worth, TX
Everest College, Skokie, IL	Everest College, Burr Ridge, IL
Everest College, Melrose Park, IL
Everest College, Springfield, MO	Everest College, Ontario Metro, CA
Everest College, Thornton, CO	Everest College, Aurora, CO
Everest College, Arlington, VA
Everest Institute, Brighton, MA	Everest College, North Aurora, IL
Everest Institute, Cross Lanes, WV	Everest Institute, Dekalb, GA
Everest Institute, Eagan, MN
Everest Institute, Grand Rapids, MI	Everest Institute, Kalamazoo, MI
Everest College, Merrillville, IN
Everest Institute, Miami, FL	Everest Institute, Hialeah, FL
Everest Institute, Newport News, VA	Everest Institute, Chesapeake, VA
Everest Institute, Rochester, NY	Everest College, Arlington (Mid-Cities), TX
Everest Institute, San Antonio, TX	Everest Institute, Houston (Greenspoint), TX
Everest Institute, Houston (Hobby), TX
Everest Institute, Southfield, MI	Everest Institute, South Plainfield, NJ
Everest Institute, Dearborn, MI
Everest Institute, Detroit, MI
Everest Institute, Austin, TX
Everest University, Largo, FL	Everest University, Lakeland, FL
Everest University, Jacksonville, FL
Everest University, Orlando (North), FL	Everest University, Melbourne, FL
Everest University, Orlando (South), FL
Everest University, Pompano Beach, FL	Everest College, Merrionette Park, IL
Everest College, Kansas City, MO
Everest University, Tampa, FL	Everest University, Brandon, FL
Everest College, Milwaukee, WI
Everest University, Orange Park, FL
Heald College, Hayward, CA	Heald College, Modesto, CA
Heald College, San Francisco, CA	Heald College, Honolulu, HI
Heald College, Portland, OR
WyoTech, Laramie, WY	WyoTech, Blairsville, PA
WyoTech, Long Beach, CA	Everest College, City of Industry, CA
Everest College, West Los Angeles, CA

(1)
The above list includes only those main campuses which have one or more branch locations.

        Since January 2012, we have been working with ED, ACICS and numerous state regulators on a project to consolidate 6 separate OPEIDs into a single OPEID. We have received approval or acknowledgment for the consolidation from the requisite state regulators as well as ACICS, and submitted the application for consolidation to ED in May 2012. That application is pending. If approved, this consolidation would simplify and centralize some of our reporting and compliance efforts, including a more unified accreditation schedule, fewer Title IV compliance audits, and simplified reporting obligations for these campuses. In addition, one of our objectives is to blend institutions that have a higher percentage of funds derived from Title IV programs with other institutions that have a lower percentage of funds derived from Title IV programs. We believe this will help all of the combined institutions continue to comply with the 90/10 Rule and continue providing educational opportunities to all of their students. The consolidation also entails certain risks, and will require us to place an even greater emphasis on our Title IV compliance, since a larger number of our campuses will be evaluated as a single institution and the continued Title IV eligibility of those campuses will depend on their compliance as a single institution.

        Although we are working to complete this consolidation as soon as possible, there is a risk that the consolidation will not be approved by ED. Because the consolidation did not occur in fiscal year 2012, we may again be required to prepare separate Title IV compliance audits and report separate compliance metrics for the affected predecessor OPEIDs for fiscal 2012. If one or more of the OPEIDs we are consolidating failed to meet a regulatory requirement or had a material compliance issue identified in its audit for fiscal year 2012, such a compliance issue could have a negative impact on ED's willingness to approve the consolidation. If ED approves the consolidation, and a material compliance issue is subsequently identified, there could be an adverse impact on the consolidated institution.

Increased Scrutiny of the Private, Post-Secondary Education Sector

        Over the past three years, ED, Congress, states, and accrediting agencies have increased their scrutiny and rulemaking focus on the private, post-secondary educational sector.

        On July 30, 2012, Chairman Tom Harkin and the Majority Staff of the Senate Health, Education, Labor, and Pensions Committee (the "HELP Committee") released a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success." While stating that for-profit colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions. The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services, and are responsible for high levels of student debt and loan defaults, among other things. The report called for increased disclosure of information about student outcomes at for-profit colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90-10 rule to require these institutions from receiving more than 85 percent of their revenues from federal funds, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements, and other measures ostensibly to protect students and taxpayers. The report was a culmination of a series of hearings held by Chairman Harkin before the HELP Committee since June 24, 2010.

        As part of the HELP Committee hearings, the U.S. Government Accountability Office ("GAO") conducted a series of undercover investigations into the enrollment and recruiting practices at fifteen for-profit institutions of higher education in which GAO investigators with hidden cameras posed as potential new student enrollees. Two of our campuses, one of which was Everest College Phoenix ("ECP"), were among those visited by the GAO. On August 12, 2010, the President of ECP received a letter from The Higher Learning Commission—A Commission of the North Central Association of Colleges and Schools ("HLC") requesting a response to allegations contained in a GAO report regarding the undercover investigation, which ECP provided. On February 28, 2011, ECP received another letter from HLC peer reviewers and staff with additional questions about ECP's oversight of recruiting, admissions and financial aid practices at ECP. ECP responded to those questions in April 2011.

        Separately, as part of its normal reaccreditation cycle, ECP received notification from HLC in May 2010 that it had been placed on probation by HLC as a result of concerns related to ECP's governance model, questions about whether it had the necessary autonomy and authority to make decisions for itself independent of the Corinthian corporate structure, and concerns that ECP lacked sufficient operational and academic control over its branch campus and online division. Subsequently, in November 2010, HLC voted to issue a Show-Cause Order requiring ECP to present its case as to why its accreditation should not be removed. ECP responded to the Show-Cause Order, and on November 11, 2011 ECP received notification from HLC that its Board of Trustees had removed ECP from Show-Cause and had continued ECP's accreditation for three years.

        As part of HLC's reaccreditation of ECP, HLC requires ECP to submit a monitoring report each quarter with certain information, including about ECP Board of Trustees meetings, enrollment and retention reports by various student characteristics, numbers of faculty online and on-ground, and instructional loads for faculty. If the monitoring reports provide evidence that ECP is not continuing implementation of its participatory governance plan or if enrollment appears to be escalating significantly without proportionate growth in full- and part-time faculty, HLC may call for an immediate focused or advisory visit to determine what further action may be appropriate.

        In addition, HLC required ECP to host an advisory visit in spring 2012 focused on ECP's admissions, recruiting and financial aid practices to determine how ECP is addressing HLC's previous questions about these areas. HLC also informed ECP that if the final determination letter regarding the program review initiated by ED in August 2008 contains any findings of fraud, misrepresentation or other breach of integrity, HLC may initiate a reconsideration process regarding ECP's accreditation.

        In February 2012, Everest College Phoenix submitted a Focused Visit Advisory Report to HLC, and in May 2012, Everest College Phoenix hosted an additional HLC two-day visit to review its admissions, recruiting, and financial aid practices. ECP is currently awaiting HLC's response to the Focused Visit Advisory Report and the visit regarding admissions, recruiting and financial aid practices.

        Separately, since October 2010 the Company has been contacted by attorneys general offices in the states of Florida, California, Massachusetts, New York, Oregon and Illinois. Each of those states' attorneys general office has requested from the Company, either through subpoenas, civil investigative demands, or informal requests, extensive document requests regarding its business. In every state but California and Oregon, we understand the attorneys general have been conducting broad inquiries into private sector education companies in their respective states, and not solely into the Company. In California, the California Attorney General's Office requested information ostensibly pursuant to the Stipulated Judgment agreed to by the Company in July 2007 to determine compliance by the Company with the judgment and certain other matters. The Company has provided information to the State of California and considers this matter closed. Additionally, the Oregon Attorney General's Office has also closed its investigation without taking any enforcement action against the Company. The Company is continuing to cooperate with the other ongoing requests.

        In a letter dated December 8, 2010, the Company received notification that the Accrediting Commission of Schools and Colleges ("ACCSC") had voted to direct the Company's Everest Institute in Decatur, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC's required student achievement outcomes. The institution was required to provide the information requested by ACCSC on or before March 8, 2011, which the institution provided, for review at the May 2011 ACCSC meeting. At its meeting in May 2011, ACCSC continued the institution's show cause order to the November 2011 commission meeting, and requested additional information from the institution. On March 5, 2012, we announced our plan to teach-out the Everest Institute campus in Decatur, GA, along with two other Everest campuses. Subsequently, at the May 2012 commission meeting, the updated show cause information was reviewed and the institution was continued on show cause through the complete teach-out and closure of the campus in December 2012.

        In a letter dated December 21, 2011, the Company received notification that ACCSC had voted to direct the Company's Everest Institute campus in Jonesboro, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC's required student achievement outcomes. The institution was required to provide the information requested by ACCSC on or before April 6, 2012, which it provided, for review at the May 2012 ACCSC meeting. At its meeting in May 2012, ACCSC continued the institution's show cause order to the November 2012 commission meeting, and requested additional information from the institution. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest Institute in Jonesboro, GA to satisfactorily resolve its show cause action with ACCSC could have an adverse effect on the Company's business, results of operations and financial condition.

        We cannot predict the extent to which the Harkin report and these investigations, hearings and reviews will result in further investigations, legislation, rulemaking or other adverse actions affecting our participation in Title IV Programs or other aspects of our business. If any laws or regulations are adopted that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible or which otherwise materially change the way in which we do business, or if any material sanctions are proposed as a result of any of the investigations and reviews being conducted, our business could be adversely and materially impacted.

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

        Students at our U.S. institutions receive grants, loans and work opportunities to fund their education under several of the Title IV Programs, of which the two largest are the Federal Direct Lending ("FDL") program and the Federal Pell Grant ("Pell") program. Our institutions also participate in the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, and some of them participate in the Federal Perkins loan program and the Federal Work-Study ("FWS") program.

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

        Federal Student and Parent Loans.    ED's most significant forms of aid include loans to students and their parents through the William D. Ford Federal Direct Loan (the "FDL") Program. FDL loans are made directly by the U.S. Government to students or their parents. The FDL program offers Federal Stafford, Federal Parent PLUS, Federal Grad PLUS and Federal Consolidation Loans. Prior to July 1, 2010, students attending Title IV eligible institutions could generally utilize loans made under the Federal Family Education Loan ("FFEL") Program in addition to FDL. The FFEL Program was eliminated in March 2010, and, after June 30, 2010 Stafford and PLUS Loans may only be made through the FDL program.

        Federal Stafford Loans ("Stafford Loans"), which may either be subsidized or unsubsidized, are loans made to our students directly from the federal government through the FDL program. Students who have demonstrated financial need may be eligible to receive a subsidized Stafford Loan, with ED paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. Students who do not demonstrate financial need may be eligible to receive an unsubsidized Stafford Loan. The student is responsible for the interest on an unsubsidized Stafford Loan while in school and after leaving school. Students who are eligible for a subsidized Stafford Loan may also be eligible to receive an unsubsidized Stafford Loan. Under the Stafford Loan program, during fiscal years 2011 and 2012, students could borrow up to $9,500 for the first academic year, $10,500 for the second academic year and, in some educational programs, $12,500 for each of the third and fourth academic years in subsidized loans. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Students who are classified as independent, and dependent students whose parents are unable to obtain PLUS loans, can increase their borrowing limits and receive additional unsubsidized loans. During fiscal years 2007 and 2008, students could obtain an additional $4,000 in unsubsidized loans for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Effective July 1, 2008, such students may obtain an additional $6,000 in unsubsidized loans for each of the first and second academic years, and an additional $7,000 for subsequent academic years. The obligation to begin repaying federal loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in our institutions under the Stafford Loan programs in the 2011-2012 award year equaled approximately 52.3% of our U.S. net revenue (on a modified cash basis). Amounts received by students in our institutions under the PLUS program in 2011-2012 award year equaled approximately 3.0% of our U.S. net revenue (on a modified cash basis).

        Pell.    Pell grants are the primary component of the Title IV Programs under which ED makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 2011-2012 award year, the maximum Pell grant remained at $5,550. Amounts received by students enrolled in our institutions in the 2011-2012 award year under the Pell program equaled approximately 27.1% of our U.S. net revenue (on a modified cash basis).

        FSEOG.    FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2011-2012 award year, our contribution was met by approximately $2.7 million in funds from our institutions, funds from state scholarships and grants, and funds from foundations and other charitable organizations. Amounts received by students in our institutions under the federal share (including the FSEOG match) of the FSEOG programs in the 2011-2012 award year equaled approximately 0.6% of our U.S. net revenue (on a modified cash basis).

        Perkins.    Eligible undergraduate students may borrow up to $5,500 under the Perkins program during each award year, with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate a financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by ED. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements.

Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2011-2012 award year, the amount of Perkins loan repaid by former students totaled approximately $2.1 million.

        In the 2011-2012 award year we had no required matching contribution. The Perkins loans disbursed to students in our institutions in the 2011-2012 award year equaled approximately 0.1% of our U.S. net revenue (on a modified cash basis). Congress proposes to make major changes to the Perkins program. We cannot predict whether these proposals will be enacted and if they will be beneficial to our students.

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

Regulatory Oversight

        A three-part regulatory framework, generally referred to as the Triad, provides regulatory oversight of post-secondary education institutions. The first part of the Triad involves the standards applied by ED in evaluating the financial responsibility and administrative capability of institutions participating in the Title IV Programs. In addition, ED periodically reviews the eligibility and certification to participate in the Title IV Programs of every such eligible institution. By law, all institutions are required to undergo a recertification review at least every six years, although ED may recertify an institution for a shorter time period. Under these standards, each of our U.S. institutions is evaluated by ED on a routine basis. A denial of recertification would preclude an institution from continuing to participate in the Title IV Programs.

        The second part of the Triad consists of accrediting agencies which review and accredit our institutions. Their examinations pertain to such areas as student achievement, curriculum, faculty, facilities, equipment, admissions, financial responsibility and timeliness of student refunds. ED also requires each accrediting agency recognized by ED to undergo comprehensive periodic reviews by ED to ascertain whether such accrediting agency is adhering to required standards.

        The third part of the Triad involves approvals by state education agencies with jurisdiction over educational institutions. State requirements are important to an institution's eligibility to participate in the Title IV Programs since an institution must be licensed or otherwise authorized to operate in the state in which it offers education in order to be certified as eligible. The level of regulatory oversight varies substantially from state to state. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states, to award degrees or diplomas, or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by ED.

Recent ED Rulemaking

        The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. From 2009-11, the U.S. Department of Education ("ED") proposed and adopted changes to its regulations on the following subjects relating to Title IV Program Integrity: (i) Definition of High School Diploma for the Purpose of Establishing Institutional Eligibility to Participate in the Title IV Programs, and Student Eligibility to Receive Title IV Aid; (ii) Ability to Benefit; (iii) Misrepresentation of Information to Students and Prospective Students; (iv) Incentive Compensation; (v) State Authorization as a Component of Institutional

Eligibility; (vi) Gainful Employment in a Recognized Occupation; (vii) Definition of a Credit Hour; (viii) Agreements Between Institutions of Higher Education; (ix) Verification of Information Included on Student Aid Applications; (x) Satisfactory Academic Progress; (xi) Retaking Coursework; (xii) Return of Title IV Funds: Term-based Programs with Modules or Compressed Courses; (xiii) Return of Title IV Funds: Taking Attendance; and (xiv) Disbursements of Title IV Funds. On October 29, 2010, ED published final rules on all 14 Title IV Program Integrity issues, with the exception of the final regulation establishing specific metrics to define "gainful employment." ED published final rules on the "gainful employment metrics" on June 13, 2011.

        The final ED rules that could have the most significant potential impact on our business are the following:

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

  Gainful Employment

        Under the HEOA, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to "gainful employment in a recognized occupation." Historically, this concept has been interpreted and applied to focus on the objectives of the programs. On June 13, 2011, ED issued final regulations which were to have become effective on July 1, 2012, that set out certain quantitative requirements for a program offered by a private sector educational institution to comply with the gainful employment requirements.

        Although the Gainful Employment Requirements were scheduled to go into effect July 1, 2012, the U.S. District Court for the District of Columbia issued a decision on June 30, 2012 in the case captioned Association of Private Sector Colleges and Universities v. Duncan (the "APSCU case") that vacated most of the Gainful Employment Requirements and remanded those regulations to ED for further action. On July 6, 2012, ED issued an electronic announcement acknowledging that the Court had vacated the repayment rate metric as well as the debt-to-income metrics that would have gone into effect on July 1, 2012. ED also noted that institutions are not required to comply with related regulations relating to gainful employment reporting requirements and adding new educational programs, but are required to comply with requirements to disclose certain information about educational programs. The Court's decision is subject to appeal by ED and could be modified or reversed on appeal. Moreover, ED could take further action to address the Court's concerns regarding the regulations and obtain approval to enforce the regulations, or ED could issue new regulations regarding gainful employment. We cannot predict what steps ED will take in response to the Court's decision, how long those steps will take, or whether those steps will result in ED being able to enforce the gainful employment regulations or issuing new regulations.

        Under the gainful employment rules that would have come into effect had the court not vacated the rules, if any of our programs of study failed to satisfy the gainful employment requirements for three out of four FFYs, that program would be deemed ineligible under the Title IV Programs. Students would be unable to obtain financial aid under the Title IV Programs to help pay their education costs associated with attending ineligible programs of study. A program of study would only satisfy the Gainful Employment Requirements, if:

  •
  the program's annual loan repayment rate, as defined and calculated by ED, is at least 35%; or

  •
  the program's graduates' median annual loan payment, as calculated by ED, is less than or equal to:

  •
  30% of discretionary income; or

  •
  12% of annual earnings.

        This regulation could have rendered some of our programs, as well as programs offered by other private sector educational institutions, ineligible for Title IV funding to the extent they did not meet these standards.

        We cannot predict whether the gainful employment regulations will ultimately be upheld or altered as a result of the District Court's APSCU decision. To the extent that the regulations are upheld on appeal or revised to retain provisions that still adversely affect the eligibility of the programs we offer, our business could be materially and adversely impacted.

  Incentive Compensation

        A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The statutory language of this prohibition does not establish clear criteria for compliance in all circumstances, but between 2002 and June 30, 2011 there were twelve "safe harbors" that defined specific types of compensation that were deemed not to constitute impermissible incentive compensation. Until June 30, 2011, the Company relied on several of these safe harbors to ensure that our compensation and recruitment practices comply with the statutory prohibition. On October 29, 2010, ED issued final regulations that eliminated all twelve safe harbors, and in lieu of the safe harbors, took the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. The final rule further expands the prohibition to individuals who have "responsibility for" recruitment or admission of students or making decisions about awarding Title IV program funds. ED states that an institution still will be able to make merit-based adjustments to employee compensation, but will not be permitted to consider or base compensation directly or indirectly, in any part, on success in securing student enrollments, the award of financial aid or institutional goals based on that success. As a result of the final regulations, which took effect July 1, 2011, we changed our evaluation and compensation practices for admissions and financial aid representatives and certain other employees. This could adversely affect our ability to compensate our admissions and financial aid representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

        In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a false claim. We have been the subject of at least three such qui tam lawsuits relating to our compensation practices, all of which that have been unsealed were initially dismissed at the district court level. The relator in one of the dismissed cases, the Lee case, appealed to the U.S. Ninth Circuit Court of Appeals, which reversed the district court's dismissal on August 8, 2011, and remanded case to the district to permit the relator to amend its complaint. On December 15, 2011, the first amended Lee complaint was filed in U.S. District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company,

Ernst & Young LLC, David Moore and Jack Massimino. The Company moved the U.S. District Court to dismiss the first amended Lee complaint, and the relators opposed that motion. On April 19, 2012, the District Court held that the statute of limitations bars the relators from asserting claims based on conduct prior to 2005, but otherwise denied the Company's motion to dismiss.

  ED Approvals for New Programs

        On October 29, 2010, ED issued final regulations requiring the Company to notify it, and possibly obtain ED's approval to offer, additional programs of study. Under these rules, ED would review the notice submitted by the institution and advise it whether the new program of study must be approved by ED, or if additional information would be required by ED to determine whether the program will be approved. The U.S. District Court for the District of Columbia also vacated this new program approval rule in the APSCU case and remanded those regulations to ED for further action. If the district court decision is overturned on appeal, or if ED promulgates new rules that survive challenge and we are required to obtain approval from ED for any new programs of study and are unable to obtain ED's approval in a timely manner, our ability to offer the new programs would be impaired, which could have a material adverse effect on our expansion plans, financial condition, results of operations and cash flows.

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

  Potential Impact of New Rules

        In addition to the program integrity issues specifically addressed above, the final regulations issued by ED include provisions regarding the definition of a credit hour; the types of statements by an institution or parties related to an institution that constitute prohibited misrepresentation; written agreements between institutions, particularly institutions under common ownership or control; requirements regarding an institution's return of Title IV program funds; and certain other issues pertaining to a student's eligibility to receive Title IV program funds. We cannot predict how the 2010 and 2011 rules or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements. Compliance with the final rules could have a material adverse effect on our business. Uncertainty surrounding application of the final rules may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

  Other Regulations

        In addition to the program integrity issues specifically addressed above, the final regulations issued by ED on October 29, 2010 include provisions regarding the types of statements by an institution or parties related to an institution that constitute prohibited misrepresentation; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution's return of Title IV program funds; and certain other issues pertaining to a student's eligibility to receive Title IV program funds. We have modified many of our practices as a result of the final regulations issued on October 29, 2010. We cannot predict how all of the recently released regulations will be interpreted, and therefore whether we will be deemed to be in compliance with these requirements by regulators. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from ED may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. We cannot predict with certainty the impact that ED's new regulations will have on our operations. Compliance with these regulations could reduce our enrollment, increase our cost of doing business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Department of Education Oversight of the Title IV Programs in the United States

        The substantial amount of federal funds disbursed through the Title IV Programs, coupled with the large numbers of students and institutions participating in those programs, have led the U.S. Congress to require ED to engage in a substantial level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to ED both an audit by an independent accounting firm of that institution's compliance with the Title IV Program requirements, and audited financial statements. ED also conducts compliance reviews, which include on-site evaluations, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of ED conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each participating institution, including each of our U.S. institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs. In addition, ED periodically revises its regulations and changes its interpretation of existing laws and regulations.

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

        Under the HEOA a separate calculation will be performed that will add an additional federal fiscal year of borrowers' repayment performance. An institution that participates in both the FFEL and FDL programs receives a single "weighted average" Cohort Default Rate in place of an FFEL or FDL Cohort Default Rate. Any institution whose Cohort Default Rate equals or exceeds 25% for any one of the three most recent federal fiscal years under the current method of calculation may be found by ED to lack administrative capability, and on that basis, placed on provisional certification status for up to three years. Additionally, any such institution may be required by its accrediting agency to provide additional information or supplemental reports. Provisional certification status does not limit an institution's access to Title IV Program funds but does subject that institution to closer review by ED and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Provisional certification may also impede an institution's ability to grow by limiting its ability to add new programs and locations. Any institution whose Cohort Default Rates equal or exceed 25% for three consecutive years under the current calculation may lose eligibility to participate in the FDL and the Pell grant programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

        Pursuant to the HEOA, this percentage will increase to 30% after three years of Cohort Default Rates calculated with the additional federal fiscal year are available, and then become applicable to the imposition of sanctions. In addition, an institution whose Cohort Default Rate for any federal fiscal year exceeds 40% may have its eligibility to participate in the FDL program limited, suspended or terminated. Since the calculation of Cohort Default Rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or servicers), as well as ED, the HEA provides a formal process for the review and appeal of the accuracy of Cohort Default Rates before ED takes any action against an institution based on such rates.

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

        On an on-going basis, we monitor cohort repayment data, and we are currently monitoring the repayment and default status of the 2010, 2011, and 2012 Cohorts. Given the draft results for the 2010 Cohort (under the two-year measurement methodology) combined with the most recent data we have received, we believe that none of our institutions will exceed the 30% threshold for three consecutive years under the new three-year measurement rules. We therefore do not expect any institution to lose eligibility to participate in federal student financial aid programs because of high student loan default rates in the 2009 Cohort which would have become applicable in 2014. We believe that these positive trends are the result of three main factors: 1) our substantial investment in cohort default prevention over the past two and a half years; 2) stabilization in the student lending environment; and 3) the increased participation of loan servicers in default management.

        The following table sets forth the draft and final Cohort Default Rates for the two-year measurement period for our institutions included within total operations of the Company as of June 30, 2012 in the U.S. for federal fiscal years 2007, 2008 and 2009, and the draft rates for 2010:

Institution	2010(2)	2009	2008	2007
Everest College, Seattle, WA (Fife and Vancouver, WA, and Tigard, OR)(1)	5.6%	15.5%	11.8%	10.4%
Everest College, Alhambra, CA (Everest Institute, Chelsea, MA)(1)	4.5%	22.8%	18.6%	13.5%
Everest College, Anaheim, CA	10.5%	21.6%	15.0%	9.8%
Everest College, Colorado Springs, CO (McLean, VA)(1)	4.9%	21.1%	19.9%	15.7%
Everest College, Gardena, CA (Everest Institute, Norcross, GA)(1)	2.1%	21.8%	18.2%	18.1%
Everest College, Hayward, CA (combined with former New Orleans, LA Campus)(1)	4.5%	26.8%	20.5%	14.7%
Everest College, Henderson, NV(1)	3.9%	24.9%	22.7%	15.6%
Everest College, Los Angeles, CA	6.7%	27.6%	24.9%	16.9%
Everest College, Ontario, CA (Columbus, OH and Jonesboro, GA)	6.1%	23.6%	16.9%	14.1%
Everest College, Phoenix, AZ (Mesa, AZ)	6.3%	22.5%	20.4%	13.0%
Everest College, Bremerton, WA (Everett, and Tacoma, WA and St. Louis, MO)(1)	5.0%	20.1%	13.5%	13.0%
Everest College, Portland, OR (Vancouver, WA, and Dallas, TX; Everest Institute, Silver Spring, MD)(1)	6.3%	25.5%	23.3%	18.5%
Everest College, Renton, WA (Lynnwood, WA; Everest Institute, Bissonnet, TX)(1)	5.2%	29.8%	25.2%	16.8%
Everest College, Reseda, CA (Marietta, GA)	5.1%	18.8%	13.0%	11.8%
Everest College, Salt Lake City, UT (Fort Worth, TX)	3.7%	21.8%	24.7%	17.2%
Everest College, San Bernardino, CA	6.4%	20.9%	31.1%	20.0%
Everest College, San Francisco, CA (Chicago, IL)(1)	8.7%	23.3%	19.1%	15.5%
Everest College, San Jose, CA	0.9%	20.2%	12.4%	10.1%
Everest College, Skokie, IL (Burr Ridge, IL)(1)	5.3%	18.3%	16.0%	11.7%
Everest College, Springfield, MO (Ontario Metro, CA)(1)	4.4%	24.9%	27.5%	16.8%
Everest College, Thornton, CO (Aurora, CO, and Arlington, VA)(1)	3.7%	27.7%	26.2%	19.6%
Everest College, Torrance, CA	6.5%	17.9%	18.1%	12.3%
Everest Institute, Brighton, MA (Everest College, North Aurora, IL)	6.3%	21.9%	17.9%	13.4%
Everest Institute, Cross Lanes, WV (Dekalb, GA and Eagan, MN)(1)	5.6%	24.2%	20.2%	14.8%
Everest Institute, Grand Rapids, MI, (Kalamazoo, MI, and Everest College, Merrillville, IN)(1)	8.1%	19.5%	19.3%	12.8%
Everest Institute, Kendall, FL (Ft. Lauderdale, FL)(1)	6.2%	17.3%	27.6%	20.0%
Everest Institute, Miami, FL (Hialeah, FL)(1)	6.4%	24.4%	22.4%	18.1%
Everest Institute, Newport News, VA (Chesapeake, VA)(1)	4.4%	27.1%	20.8%	14.6%
Everest Institute, Pittsburgh, PA	1.3%	25.5%	22.8%	20.1%
Everest Institute, Rochester, NY (Everest College, Arlington (Mid Cities), TX)(1)	2.1%	26.2%	25.7%	21.4%
Everest Institute, San Antonio, TX (Greenspoint, and Hobby, TX)(1)	4.8%	29.7%	35.2%	22.3%

Institution	2010(2)	2009	2008	2007
Everest Institute, Southfield, MI (Dearborn and Detroit, MI, Austin, TX, and South Plainfield, NJ)(1)	5.3%	25.2%	24.6%	18.6%
Everest University, Largo, FL (Lakeland and Jacksonville, FL)(1)	7.3%	22.3%	23.4%	18.6%
Everest University, Orlando (North), FL (Orlando (South), and Melbourne, FL)(1)	9.5%	22.2%	17.0%	12.6%
Everest University, Pompano Beach, FL (Everest College, Merrionette Park, IL)	7.8%	19.1%	16.0%	11.7%
Everest University, Tampa, FL (Brandon and Orange Park, FL)(1)	11.7%	19.2%	13.6%	12.2%
Heald College, San Francisco, CA (Portland, OR and Honolulu, HI)(1)	5.7%	10.5%	10.8%	N/A
Heald College, Rancho Cordova, CA	7.5%	8.6%	8.8%	N/A
Heald College, Fresno, CA	6.4%	13.0%	15.2%	N/A
Heald College, Hayward, CA	5.9%	5.6%	8.9%	N/A
Heald College, Concord, CA	5.5%	10.9%	7.2%	N/A
Heald College, Roseville, CA	6.7%	9.5%	8.8%	N/A
Heald College, Milpitas, CA	6.0%	9.7%	9.3%	N/A
Heald College, Stockton, CA	8.0%	11.4%	9.5%	N/A
Heald College, Salinas, CA	9.3%	10.4%	9.0%	N/A
WyoTech, Daytona Beach, FL	5.9%	21.6%	29.2%	6.9%
WyoTech, Fremont, CA	5.1%	24.6%	17.1%	13.9%
WyoTech, Laramie, WY (Sacramento, CA and Blairsville, PA)(1)	3.9%	13.9%	6.2%	5.0%
WyoTech, Long Beach, CA (Everest College, West Los Angeles and City of Industry, CA)(1)	9.6%	27.4%	21.1%	17.1%
Consolidated Average Cohort Default Rate	6.7%	21.5%	19.0%	15.0%

(1)
Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.

(2)
Rates are based on the draft Cohort Default Rates issued in February 2012, and are subject to change when final rates are calculated.

        The following table sets forth the draft Cohort Default Rates for the 3-year measurement period for our institutions included within total operations of the Company as of June 30, 2012 in the U.S. for federal fiscal year 2009:

Institution	2009(2)
Everest College, Seattle, WA (Fife and Vancouver, WA, and Tigard, OR)(1)	21.9%
Everest College, Alhambra, CA (Everest Institute, Chelsea, MA)(1)	30.0%
Everest College, Anaheim, CA	25.3%
Everest College, Colorado Springs, CO (McLean, VA)(1)	28.2%
Everest College, Gardena, CA (Everest Institute, Norcross, GA)(1)	25.9%
Everest College, Hayward, CA (combined with former New Orleans, LA Campus)(1)	33.8%
Everest College, Henderson, NV(1)	31.7%
Everest College, Los Angeles, CA	37.0%
Everest College, Ontario, CA (Columbus, OH and Jonesboro, GA)	35.4%
Everest College, Phoenix, AZ (Mesa, AZ)	30.6%
Everest College, Bremerton, WA (Everett, and Tacoma, WA and St. Louis, MO)(1)	25.1%
Everest College, Portland, OR (Vancouver, WA, and Dallas, TX; Everest Institute, Silver Spring, MD)(1)	32.0%
Everest College, Renton, WA (Lynnwood, WA; Everest Institute, Bissonnet, TX)(1)	37.2%
Everest College, Reseda, CA (Marietta, GA)	35.0%

Institution	2009(2)
Everest College, Salt Lake City, UT (Fort Worth, TX)	30.4%
Everest College, San Bernardino, CA	32.5%
Everest College, San Francisco, CA (Chicago, IL)(1)	31.9%
Everest College, San Jose, CA	28.1%
Everest College, Skokie, IL (Burr Ridge, IL)(1)	24.8%
Everest College, Springfield, MO (Ontario Metro, CA)(1)	31.8%
Everest College, Thornton, CO (Aurora, CO, and Arlington, VA)(1)	35.2%
Everest College, Torrance, CA	22.1%
Everest Institute, Brighton, MA (Everest College, North Aurora, IL)	28.7%
Everest Institute, Cross Lanes, WV (Dekalb, GA and Eagan, MN)(1)	30.4%
Everest Institute, Grand Rapids, MI, (Kalamazoo, MI, and Everest College, Merrillville, IN)(1)	26.6%
Everest Institute, Kendall, FL (Ft. Lauderdale, FL)(1)	24.8%
Everest Institute, Miami, FL (Hialeah, FL)(1)	31.3%
Everest Institute, Newport News, VA (Chesapeake, VA)(1)	33.7%
Everest Institute, Pittsburgh, PA	28.6%
Everest Institute, Rochester, NY (Everest College, Arlington (Mid Cities), TX)(1)	33.2%
Everest Institute, San Antonio, TX (Greenspoint, and Hobby, TX)(1)	37.0%
Everest Institute, Southfield, MI (Dearborn and Detroit, MI, Austin, TX, and South Plainfield, NJ)(1)	30.9%
Everest University, Largo, FL (Lakeland and Jacksonville, FL)(1)	30.2%
Everest University, Orlando (North), FL (Orlando (South), and Melbourne, FL)(1)	31.2%
Everest University, Pompano Beach, FL (Everest College, Merrionette Park, IL)	26.8%
Everest University, Tampa, FL (Brandon and Orange Park, FL)(1)	27.9%
Heald College, San Francisco, CA (Portland, OR and Honolulu, HI)(1)	12.5%
Heald College, Rancho Cordova, CA	10.9%
Heald College, Fresno, CA	14.3%
Heald College, Hayward, CA	7.4%
Heald College, Concord, CA	12.0%
Heald College, Roseville, CA	12.5%
Heald College, Milpitas, CA	12.3%
Heald College, Stockton, CA	13.0%
Heald College, Salinas, CA	15.6%
WyoTech, Daytona Beach, FL	33.0%
WyoTech, Fremont, CA	32.0%
WyoTech, Laramie, WY (Sacramento, CA and Blairsville, PA)(1)	19.5%
WyoTech, Long Beach, CA (Everest College, West Los Angeles and City of Industry, CA)(1)	36.6%
Consolidated Average Cohort Default Rate	28.8%

(1)
Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.

(2)
Rates are based on the draft Cohort Default Rates issued in February 2012, and are subject to change when final rates are calculated.

        Generally ED publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30. The preliminary rates are subject to review by the institution, after which ED publishes final cohort default rates in the following September. On separate schedules, ED published the two-year draft cohort default rates for the students who entered repayment between October 1, 2009 and September 30, 2010 (the "2010 Cohort") and the three-year draft cohort default rates for the students who entered repayment between October 1, 2008 and September 30, 2009 (the "2009 Cohort") in February 2012.

        In addition, if an institution's Cohort Default Rate for loans under the Perkins program exceeds 15% for any one of the most recent three federal award years (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three award years. Thirteen of our institutions had Perkins program Cohort Default Rates in excess of 15% over one of the last three federal award years. For students who were scheduled to begin repayment in the 2009/2010 federal award year, the most recent year for which such rates have been calculated, one of our institutions has a Perkins program Cohort Default Rates slightly in excess of 15%. Of the thirteen, only two have provisional certification status which was due to a high Perkins Cohort Default Rate. During fiscal 2012, Perkins loans amounted to a very small percentage of the total cash revenues of the Company but were still a useful funding source for those schools that participate and make use of those funds. The Perkins program Cohort Default Rates for these institutions generally range from less than 10% to the mid-fifties. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

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

        For purposes of calculating compliance with the 90/10 Rule under the HEOA, an institution is permitted, for a limited period of time, to count institutional loans as non-Title IV revenue. This provision expired on July 1, 2012. Under these modified 90/10 calculations for the 2012 fiscal year, our institutions derived between 62.8% and 94.1% of their revenues (on a modified cash basis) from Title IV programs. Two of our total 49 institutions (including five institutions in discontinued operations) exceeded the 90% threshold in fiscal 2012, ECP at 94.1% and Everest University in Tampa, FL at 92.4%. Combined, these institutions had 10,550 students at June 30, 2012. On August 14, 2012 we notified ED that these two institutions had 90/10 rates above 90% for the 2012 fiscal year.

        The two institutions that exceeded the 90/10 Rule limit for fiscal year 2012 are now considered, under ED regulations, to be certified on a provisional basis for two years and will be subject to possible additional ED sanctions. While ED has broad discretion to impose additional sanctions on these institutions, there is limited precedent to anticipate what those sanctions might be, particularly in the current regulatory environment. ED could specify a wide range of additional conditions as a part of the provisional certification and the institutions' continued participation in Title IV Programs. When an institution is subject to provisional certification at the time that its program participation agreement expires, ED also has greater discretion in considering the conditions to attach if it recertifies such institution. Any of our institutions that derive more than 90% of their revenue from Title IV Programs for two consecutive fiscal years will be ineligible to participate in Title IV Programs for at least two fiscal years. The Company as a whole derived approximately 84.6% of its net U.S. revenue (on a modified cash basis) from Title IV Programs. Without the temporary relief imposed by the HEOA, approximately 85.9% of our net U.S. revenues (on a modified cash basis) would have been derived from federal Title IV programs, and 3 of our 49 institutions would have exceeded the 90% threshold.

        We regularly monitor compliance with this requirement in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from the Title IV Programs for any fiscal year. At the end of fiscal 2012, the Company delayed drawing down approximately $7.5 million of Title IV funds (which were subsequently collected in July 2012 within the appropriate ED payment periods) to help its institutions comply with the 90/10 rule for fiscal 2012.

  Financial Responsibility Standards

        All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of ED's recertification process and also annually as each institution submits its audited financial statements to ED. As part of the evaluation of an institution's financial responsibility, ED calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio, and a net income ratio. Each ratio is scored separately and then combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but within a designated threshold level (the "Zone," which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of ED. If an institution's composite score falls below the minimum threshold level of 1.0 or is in the Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of ED.

        For fiscal 2012, the Company, on a consolidated basis, meets the requirements with a composite score of 1.5. We believe our calculations of the financial responsibility score are correct, however the calculation is subject to interpretive issues. If ED were to take a different interpretive position than we have with regard to this calculation, it could negatively impact the Company's composite score on a consolidated basis.

        For our fiscal year ended June 30, 2011, our calculations show that, on a consolidated basis, we also exceeded this requirement with a composite score of 2.1, excluding goodwill impairment. ED has not yet concurred with our calculations of the composite score for the fiscal year ended June 30, 2011, and we will not submit our calculations for the fiscal year ended June 30, 2012 to ED for some time. We believe our calculations of the financial responsibility score for fiscal 2011 are correct. However, the calculation is subject to interpretive issues relating to the appropriate treatment of goodwill impairment in the calculation of the composite score. In this regard, we have been in communication with an analyst at ED who questioned the appropriate treatment of the goodwill impairment charge we took in fiscal 2011, and also questioned whether other intangible assets on our balance sheet at June 30, 2011 should have been expensed for purposes of the composite score. As a result, we have engaged in discussions with ED regarding our calculations and have provided ED with a detailed explanation of our views regarding the appropriate treatment of goodwill impairment and other intangible assets on the composite score calculation. We continue to believe our calculations are correct, but if ED were to conclude that the goodwill impairment should be included as an expense in the calculation of the Company's composite score, this would negatively impact the Company's composite score on a consolidated basis for fiscal 2011, and ED might consider the Company not to be financially responsible until ED accepted our fiscal 2012 financial responsibility calculations. Depending on ED's resolutions of this matter, we could be required to satisfy the standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit. Additionally, a definitive determination by ED that our composite score is less than 1.5 could be a default under our existing credit agreement. We cannot provide assurance that ED will agree with our calculations, or that our institutions will continue to satisfy the numeric standards in the future.

        An institution that is determined by ED not to have met the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to ED that it is financially responsible on an alternative basis. An institution may do so by posting a surety either in an amount equal to 50% (or greater, as ED may require) of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as ED may require) of such prior year's funds if the institution also agrees to provisional certification and to transfer to the reimbursement or cash monitoring system of payment for its Title IV Program funds. ED has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of ED.

        Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution that has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, we currently have outstanding letters of credit in the aggregate amount of approximately $7.7 million because of late refunds at 3 of our institutions. There can be no assurance that, upon review by ED, we will not be required to post additional letters of credit in favor of ED on behalf of the affected colleges.

  Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs

        An institution which undergoes a change of ownership resulting in a change in control, including all of the institutions that we have acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by ED and to summary adverse action for violations of Title IV Program requirements and may be impeded in expanding, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. Institutions can also be placed on provisional certification primarily as a result of late refunds, financial aid audit findings and other miscellaneous matters. As of June 30, 2012, nine of our Heald institutions, covering twelve campuses, were on provisional certification due to a change of control in 2010 when we acquired them.

        The HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, under applicable regulations, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, as long as such additional location satisfies all other applicable Title IV Program participation eligibility requirements. Our expansion plans are based, in part, on our ability to acquire schools that can be recertified and to open additional locations of existing institutions.

        Generally, if an institution is eligible to participate in the Title IV Programs and adds an educational program after it has been designated as an eligible institution, the institution must apply to ED to have the additional program designated as eligible. Further, short-term educational programs, which generally consist of those programs that provide at least 300 but less than 600 clock hours of instruction, are eligible only for Title IV funding if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that at least 70% of all students who enroll in such programs complete them within a prescribed time and at least 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of our campuses offer such short-term programs in compliance with ED regulations. Students enrolled in such programs represent a small percentage of the total enrollment at our campuses. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV programs without ED's express approval, the institution would likely be required to repay the Title IV program funds provided to students in that educational program. Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our campuses also have requirements that may, in certain instances, limit our ability to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program.

  Ability to Benefit Regulations

        Most of our schools in the United States have historically accepted non-high school graduates who can demonstrate an ability to benefit ("ATB students") from the program by passing certain tests which are required by ED. However, the Consolidated Appropriations Act of 2012 eliminated federal student aid eligibility for all students without a "certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate" who first enroll in a Title IV eligible program after July 1, 2012. Students who do not possess a high school diploma, or a recognized equivalent, but who have previously enrolled in a Title IV eligible program any time prior to July 1, 2012, however, may be eligible to receive Title IV student assistance after July 1, 2012. As of June 30, 2012, ATB students accounted for approximately 7.3% of total enrollments in our U.S. schools. To help offset the loss of ATB students associated with funding restrictions in the Appropriations Act, we plan to offer free General Education Development (GED) preparation services to the general public. We currently offer GED services to our existing ATB students and expect to offer similar services to the general public at most of our U.S. campuses by the end of fiscal 2013. We believe that some portion of students who obtain a GED through one of our schools could potentially enroll in one of our programs or pursue other post-secondary education.

  Return of Title IV Funds

        In 1998, amendments to the HEA changed substantially the refund requirements regarding the disposition of Title IV funds when a recipient of Title IV funds withdraws from an institution. We believe our returns of Title IV funds calculations are in compliance with current regulations to implement these requirements.

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

        Pursuant to the HEA, ED relies on accrediting agencies to determine whether an institution and its educational programs are of sufficient quality to permit it to participate in Title IV Programs. The

HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions and requires accrediting agencies to submit to a periodic review by ED as a condition of their continued recognition. All of our colleges are accredited by an accrediting agency recognized by ED as depicted in the table below:

Accrediting Agencies:	Number of Campuses Accredited	% of Total Campuses
Accrediting Commission of Career Schools and Colleges (ACCSC)	40	35%
Accrediting Council for Independent Colleges and Schools (ACICS)	62	53%
The Higher Learning Commission—A Commission of the North Central Association of Colleges and Schools (HLC)	2	2%
Accrediting Commission for Junior Colleges and Universities—Western Association of Schools and Colleges (ACCJC)(1)	12	10%

Total Campuses as of June 30, 2012	116	100%

(1)
On July 3, 2012, Heald College was notified by the Western Association of Schools and Colleges—Accrediting Commission for Senior Colleges and Universities ("WASC Sr.") that Heald College was granted initial accreditation effective June 14 (the date of WASC Sr.'s action). During the upcoming months, Heald College will work with its current accreditor ACCJC, WASC Sr. and ED to determine the official cut-off date that will change Heald College's primary accreditor in ED's records from ACCJC to WASC Sr. Currently Heald College operates under dual accreditation.

        The HEOA requires accrediting agencies recognized by ED to review many aspects of an institution's operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Under the HEOA, recognized accrediting agencies must conduct regular reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing substantive changes, including a change of ownership, may be required to be reviewed by their accrediting agency. Accrediting agencies also monitor institutions' compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also require the institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution's performance, typically completion or graduate placement outcomes. This is commonly referred to as being on "reporting" status. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. Being on probation, show cause, or reporting status may cause an accreditor to deny an institution permission, or otherwise delay approval, to open and commence instruction at new locations or to add new programs.

        As previously reported, in a letter dated December 8, 2010, the Company received notification that ACCSC had voted to direct the Company's Everest Institute in Decatur, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC's required student achievement outcomes. The institution was required to provide the information requested by ACCSC on or before March 8, 2011, which it provided, for review at the May 2011 ACCSC meeting. At its meeting in May 2011, ACCSC continued the institution's show cause order to the November 2011 commission meeting, and requested additional information from the institution. In March 2012, the Company notified ACCSC that a decision was made to teach-out all programs at the school and close the campus upon completion of the teach-out. Subsequently, at the May 2012 commission meeting, ACCSC reviewed the institution's updated show cause information and continued its show cause order through the complete teach-out and closure of the campus in December 2012.

        In a letter dated December 21, 2011, the Company received notification that ACCSC had voted to direct the Company's Everest Institute in Jonesboro, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC's required student achievement outcomes. The institution was required to provide the information requested by ACCSC on or before April 6, 2012, which it provided, for review at the May 2012 ACCSC meeting. At its meeting in May 2012, ACCSC continued the institution's show cause order to the November 2012 commission meeting, and requested additional information from the institution. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest Institute in Jonesboro, GA to satisfactorily resolve its show cause action with ACCSC could have an adverse effect on the Company's business, results of operations and financial condition.

        As of June 30, 2012, thirty five of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions' students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution's overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

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

  State Licensure

        We must be licensed or otherwise authorized to operate in each state where we offer education in order to be certified as eligible to participate in Title IV Programs. ED historically considered an institution to be licensed or otherwise authorized in order to be certified as eligible to participate in Title IV Programs if the institution were actually licensed by a state, or if the institution's state did not require the institution to obtain licensure or authorization to operate in the state. On October 29, 2010, ED adopted final regulations that would consider an institution to be legally authorized by a state if (1) the authorization is given to the institution specifically to offer programs beyond secondary education, (2) the authorization is subject to adverse action by the state and (3) the state has a process to review and appropriately act on complaints concerning an institution and enforces applicable state laws. Additionally, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer postsecondary distance education to students in that state (although the U.S. District Court for the District of Columbia has declared this provision invalid). The proposed regulations present ED's view that a state is expected to take an active role in approving an institution, and that a state should not defer its oversight responsibilities to accrediting agencies or ED. ED will determine whether a state's institutional authorization and complaint process satisfies ED's regulations. We cannot predict the extent to which ED will determine that the institutional authorization or complaint review process of any state satisfies ED's regulations. If any of our campuses were to lose its eligibility to participate in Title IV Programs because a state's institutional authorization and complaint process does not satisfy ED's regulations, it could have a material adverse effect on our financial condition, results of operations and cash flows. We cannot predict with certainty the impact that ED's new regulations will have on our operations. Compliance with these regulations could reduce our enrollment, increase our cost of doing business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Compliance with Regulatory Standards and Effect of Regulatory Violations

        Our schools are subject to audits and program compliance reviews by various external agencies, including ED, state authorizing agencies, student loan guaranty agencies and accrediting agencies. The HEA and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. The resulting audit report must be submitted to ED for review. If ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or ED's regulations, that institution could be required to repay such funds, and could be assessed an administrative fine. ED could also subject the institution to a heightened level of monitoring, under which the institution's federal funding requests would be more carefully reviewed by ED, or ED could transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which an institution must document the students' eligibility for Title IV Program funds before receiving such funds from ED. Violations of Title IV Program requirements could also subject us or our schools to other civil and criminal penalties.

  ED Program Reviews

        From time to time certain of our institutions have been the subject of program reviews by ED. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) ECP has received program review reports and provided written responses regarding the site visits ED conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit, (ii) site visits occurred at the Company's WyoTech Laramie, WY campus and its two additional locations in Blairsville, PA and Sacramento, CA in February 2012 and ED has issued a program review report and the Company is in the process of preparing its response, (iii) a site visit occurred at the Company's Everest College campus in Springfield, MO in April 2012, ED issued its program review report on July 6, 2012 and the institution is in the process of preparing a response, (iv) a site visit occurred at the Company's Everest College campus in Crosslanes, WV in April 2012, but ED has not yet issued a program review report, and (v) a site visit occurred at the Company's Everest College campus in Rochester, NY, but ED has not yet issued a program review report, and (vi) ED conducted site visits at the Company's campuses in Largo, FL and Long Beach, CA in August 2012, but has not yet issued program review reports. The Company will continue to cooperate with ED in its ongoing reviews.

        As previously reported, in April 2010 we received ED's program review report related to the site visit for ECP which occurred in August 2008. The report maintains that ECP failed to make students aware of the total amounts of financial aid for which they were entitled, failed to accurately inform students of the program costs, and delayed disbursements of Title IV funds. The report also contains findings regarding inadequate documentation, verification and availability of records for ED review, and the failure to make certain disbursements. In the report, ED characterizes certain of these findings as misrepresentations by ECP to its students, as a breach of fiduciary duty and as evidencing an intentional evasion of the 90/10 requirements. We disagree with these characterizations and have provided written responses to the program review report in two submissions to ED. We will continue to cooperate with ED in its review.

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

        Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by ED to limit, suspend, or terminate the participation of the affected institution in the Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no proceeding pending to fine any of our institutions or to limit, suspend, or terminate any of our institutions' participation in the Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Any such action that substantially limited our schools' participation in the Title IV Programs could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

        The Ontario government has an initiative to reduce the number of loan defaults in that province. In addition to several other facets of this initiative, the Ministry of Training, Colleges and Universities (the "Ministry") has adopted a policy whereby the Ministry will only guarantee defaulted student loans to a certain capped amount, beyond which the applicable private career college is responsible for guaranteeing repayment. For the 2011/12 default cohort year, we have three Ontario locations that were required to issue a promissory note and/or collateral due to the default sharing program. If the default rate in 2014 is below 25%, no payment will be required. These three locations have experienced a default rate exceeding the 25% threshold for the past three years and are required to contract a third party default management provider and participate in a default rate reduction plan for 2011/12.

ALTERNATIVE LOANS FOR OUR STUDENTS

        Historically, we had developed several third party loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as "discount loans," since we incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, we were not at risk for the amounts agreed to by our students and the service providers, but we were not entitled to any proceeds collected by the service providers in excess of the net amount advanced. Therefore we had recorded this discount as a reduction to revenue.

        In fiscal 2008, we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. ("Genesis"). Under this Genesis program we paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program we then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. Under the Genesis arrangement, we acquired all of the loans that have been originated. Therefore, we are exposed to any credit defaults by students but retain all amounts collected from the students under this program.

        On June 29, 2011, we entered into a loan origination agreement with ASFG, LLC ("ASFG"), which has subsequently been amended and expanded, for the purpose of creating a new private education discount loan program for our students. Under the loan origination agreement, ASFG has agreed to purchase up to $775 million of new student loans through June 2015. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, we completed the transition from the Genesis discount loan program to the ASFG discount loan program. We estimate loans funded under the Genesis discount loan program, net of refunds, have been approximately $59.8 million for fiscal year 2012. We estimated that loans funded under the ASFG program, net of estimated refunds, have been approximately $125.3 million for fiscal year 2012.

        This ASFG loan program has characteristics similar to our previous third party "discount loan" programs. As with the previous discount third party loan programs, under the ASFG program we pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike our previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. We apply historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse liability is established at the inception of the guarantee. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $29.4 million as of June 30, 2012. The recourse liability is recorded within accrued expenses. Upon recourse we will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. Purchases are recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse liability. The recourse liability related to the loans funded under the ASFG program at June 30, 2012 was $7.8 million, net of recourse paid. This recourse liability is in addition to the discount paid to ASFG and is based upon the ultimate anticipated default. We estimate loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks we face under our Genesis discount loan program.

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

Congress has in the past changed, and may in the future change, eligibility standards or reduce funding for federal student financial aid programs. Other governmental or regulatory bodies may also change similar laws or regulations relating to student financial aid programs, which could adversely affect our business.

        Political and budgetary concerns can significantly affect Title IV programs and other laws and regulations governing federal and state student financial aid programs. Title IV programs are made available pursuant to the provisions of the HEA, and the HEA must be reauthorized by Congress approximately every six years. Independent of reauthorization, Congress must annually appropriate funds for Title IV programs. In mid-2008, Congress passed and the President signed the HEOA in order to reauthorize the HEA. On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act, 2012 (Public Law 112-74) (the "Appropriations Act"). The new law significantly impacts the federal student aid programs authorized under Title IV of the Higher Education Act of 1965, as amended ("HEA").

        Auto-Zero EFC Income Threshold—The Appropriations Act amended the HEA to reduce the income threshold for an automatic zero "expected family contribution" to $23,000 for the 2012-2013 award year for both dependent and independent students. The threshold for 2012-2013 was scheduled to be $32,000, but now will be $23,000. For students whose families make between $23,000 and $32,000 per year, this will decrease the amount of Pell grants such students will receive.

        Ability-to-Benefit—The Appropriations Act also eliminated federal student aid eligibility for all students without a "certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate." The Appropriations Act makes an exception for students who have completed a secondary school education in a home school setting that is treated as a home school or private school under state law. Therefore, students who do not have a high school diploma or a recognized equivalent (e.g., a GED), or do not meet the home school requirements, and who first enroll in a program of study on or after July 1, 2012, will not be eligible to receive Title IV student aid. Students will qualify for Title IV student aid under one of the ability-to-benefit (ATB) alternatives if the student was enrolled in a Title IV eligible program prior to July 1, 2012. Those alternatives include the student passing an independently-administered, approved ATB test or successfully completing at least six credit hours or 225 clock hours of postsecondary education. A student who does not possess a high school diploma, or a recognized equivalent, but who is enrolled in a Title IV eligible program any time prior to July 1, 2012 may be eligible to receive Title IV student assistance after July 1, 2012. As of June 30, 2012 approximately 7.3% of our continuing operations student population were ATB students.

        Federal Pell Grant Duration of Eligibility—The Appropriations Act also amended the HEA to reduce the duration of a student's eligibility to receive a federal Pell Grant from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). This provision applies to all federal Pell Grant eligible students effective with the 2012-13 award year. This may eliminate the ability of some of our students to continue to receive Pell Grants, depending on their prior receipt of Pell Grants from our institutions and from other institutions prior to enrolling in our schools.

        We are unable to predict the ultimate financial impact on the Company of these changes. However, our institutions have been unable to accept new ATB students starting on July 1, 2012, and the financial aid for some of our other students may be reduced or eliminated as a result of the Appropriations Act. If we are not able to effectively recruit additional new students to make up for those ATB students we will be unable to enroll, or if the reduction or elimination of financial aid after that date deters some students from enrolling, it would negatively affect our business, results of operations and financial condition, perhaps materially.

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

        On July 30, 2012, Chairman Tom Harkin and the Majority Staff of the Senate Health, Education, Labor, and Pensions Committee (the "HELP Committee") released a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success." While stating that for-profit colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions. The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services, and are responsible for high levels of student debt and loan defaults, among other things. The report called for increased disclosure of information about student outcomes at for-profit colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90/10 rule to prohibit these institutions from receiving more than 85 percent of their revenues from federal funds, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements, and other measures ostensibly to protect students and taxpayers. The report was a culmination of a series of hearings held by Chairman Harkin before the HELP Committee since June 24, 2010. As part of the HELP Committee hearings, GAO conducted a series of undercover investigations into the enrollment and recruiting practices at fifteen for-profit institutions of higher education in which GAO investigators with hidden cameras posed as potential new student enrollees. Two of our campuses, one of which was ECP, were among those visited by the GAO.

        On August 12, 2010, the President of ECP received a letter from ECP's accrediting agency, HLC, requesting a response to allegations contained in a GAO report regarding the undercover investigation, which ECP provided. On February 28, 2011, ECP received another letter from HLC peer reviewers and staff with additional questions about ECP's oversight of recruiting, admissions and financial aid practices at ECP; ECP responded to those additional questions in April 2011.

        Separately, as part of its normal reaccreditation cycle, ECP received notification from HLC in May 2010 that it had been placed on probation by HLC as a result of concerns related to ECP's governance model, questions about whether it had the necessary autonomy and authority to make decisions for itself independent of the Corinthian corporate structure, and concerns that ECP lacked sufficient operational and academic control over its branch campus and online division. Subsequently, in November 2010, HLC voted to issue a Show-Cause Order requiring ECP to present its case as to why its accreditation should not be removed. ECP responded to the Show-Cause Order, and on November 11, 2011 ECP received notification from HLC that its Board of Trustees had removed ECP from Show-Cause and had continued ECP's accreditation for three years.

        As part of HLC's reaccreditation of ECP, HLC requires ECP to submit a monitoring report each quarter with certain information, including about ECP Board of Trustees meetings, enrollment and retention reports by various student characteristics, numbers of faculty online and on-ground, and instructional loads for faculty. If the monitoring reports provide evidence that ECP is not continuing implementation of its participatory governance plan or if enrollment appears to be escalating significantly without proportionate growth in full- and part-time faculty, HLC may call for an immediate focused or advisory visit to determine what further action may be appropriate.

        In addition, HLC required ECP to host an advisory visit in spring 2012 focused on ECP's admissions, recruiting and financial aid practices to determine how ECP is addressing HLC's previous questions about these areas. HLC also informed ECP that if the final determination letter regarding the program review initiated by ED in August 2008 contains any findings of fraud, misrepresentation or other breach of integrity, HLC may initiate a reconsideration process regarding ECP's accreditation.

        In February 2012, Everest College Phoenix submitted a Focused Visit Advisory Report to HLC, and in May 2012, Everest College Phoenix hosted an additional HLC two-day visit to review its admissions, recruiting, and financial aid practices. ECP is currently awaiting HLC's response to the Focused Visit Advisory Report and the visit regarding admissions, recruiting and financial aid practices.

        Additionally, since October 2010 the Company has been contacted by attorneys general offices in the states of Florida, California, Massachusetts, New York, Oregon and Illinois. Each of those states' attorneys general office has requested from the Company, either through subpoenas, civil investigative demands, or informal requests, extensive document requests regarding its business. In every state but California, we understand the attorneys general are conducting broad inquiries into private sector education companies in their respective states, and not solely into the Company. In California, the California Attorney General's Office requested information ostensibly pursuant to the Stipulated Judgment agreed to by the Company in July 2007 to determine compliance by the Company with the judgment and certain other matters. The Company has provided information to the State of California and considers this matter closed. Additionally, Oregon Attorney General's Office has also closed its investigation without taking any enforcement action against the Company. The Company is continuing to cooperate with with the other ongoing requests.

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

        We cannot predict the extent to which the Harkin report and these investigations, hearings and reviews will result in further investigations, legislation, rulemaking or other adverse actions affecting our participation in Title IV Programs, or accreditation or other aspects of our business. If any laws or regulations are adopted that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible, or negatively affect the accreditation of our institutions, or impose fines, penalties or other adverse actions, or which otherwise materially change the way in which we do business, our business could be adversely and materially impacted.

If any of our U.S. schools fails to maintain its accreditation or its state authorization, that institution may lose its ability to participate in federal student financial aid programs.

        An institution that grants degrees, diplomas or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states. Requirements for authorization vary substantially among the states. Additionally, both an approval to operate in a state and accreditation by an accrediting agency recognized by ED are required for an institution to participate in the federal student financial aid programs. If any of our U.S. campuses were to lose its accreditation or its state authorization, it could have a material adverse effect on our business.

        On December 22, 2011, that Company received notification that ACCSC had voted to continue a Show Cause order for the Company's Everest Institute campus in Decatur, GA, and had voted to issue a Show Cause order for the Company's Everest Institute campus in Jonesboro, GA. On February 28, 2012, the Company adopted a plan to streamline operations of certain of its ground campuses, including the teach-out of its Everest Institute campus in Decatur, GA. Accordingly, the Decatur campus is no longer enrolling new students, and the Company expects all current students to have been taught out and operations to cease entirely by the end of the fiscal year ending June 30, 2013. The Company has informed ACCSC of this decision and process. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by Everest Institute in Jonesboro, GA to satisfactorily resolve its show cause order with ACCSC could result in the campus losing its ability to participate in federal student financial aid programs. The failure by any significant number of the Company's institutions to maintain accreditation could have a material adverse effect on the Company's business, results of operation, and financial condition.

Recent Rulemaking by ED could materially adversely affect our business.

        The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. In 2009-11, ED proposed, and ultimately adopted, changes to its regulations on the following subjects relating to Title IV Program Integrity: (i) Definition of High School Diploma for the Purpose of Establishing Institutional Eligibility to Participate in the Title IV Programs, and Student Eligibility to Receive Title IV Aid; (ii) Ability to Benefit; (iii) Misrepresentation of Information to Students and Prospective Students; (iv) Incentive Compensation; (v) State Authorization as a Component of Institutional Eligibility; (vi) Gainful Employment in a Recognized Occupation; (vii) Definition of a Credit Hour; (viii) Agreements Between Institutions of Higher Education; (ix) Verification of Information Included on Student Aid Applications; (x) Satisfactory Academic Progress; (xi) Retaking Coursework; (xii) Return of Title IV Funds: Term-based Programs with Modules or Compressed Courses; (xiii) Return of Title IV Funds: Taking Attendance; and (xiv) Disbursements of Title IV Funds. On October 29, 2010, ED published final rules on all 14 Title IV Program Integrity issues, with the exception of the final regulation establishing specific metrics to define "gainful employment." ED published final rules on the "gainful employment metrics" on June 13, 2011 (all of these new rules are collectively referred to as the "Program Integrity Rules").

        Subject to the resolution of ongoing litigation related to these rules (as described below), the final ED rules that could have the most significant potential impact on our business are the following:

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

  •
  the program's annual loan repayment rate, as defined and calculated by ED, is at least 35%; or

  •
  the program's graduates' median annual loan payment, as calculated by ED, is less than or equal to:

  •
  30% of discretionary income; or

  •
  12% of annual earnings.

        This regulation could render some of our programs, as well as programs offered by other private sector educational institutions, ineligible for Title IV funding to the extent they do not meet these standards. In addition, under the regulation, the continuing eligibility of our educational programs for Title IV funding could be put at risk due to factors beyond our control, such as changes in the income level of persons employed in specific occupations or sectors, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that course under our current business model. The gainful employment requirements adopted by ED could result in a significant realignment of the types of educational programs that are offered by us and by other private sector educational institutions in general, in order to comply with the rules or to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially. In addition, we may have to substantially increase our efforts to promote student loan repayment, course completion or job placement in order to ensure continued Title IV eligibility. This could materially increase our cost of doing business and/or cause us to further limit enrollment. In addition to the qualitative gainful employment requirements adopted on June 13, 2011, the final regulations issued by ED on October 29, 2010 contained provisions imposing increased notification and approval requirements for the award of Title IV program funds in any additional programs to be offered by a proprietary institution, and new disclosure requirements that will apply to programs that are required to demonstrate gainful employment in a recognized occupation.

        Although the gainful employment requirements were scheduled to go into effect July 1, 2012, the U.S. District Court for the District of Columbia issued a decision on June 30, 2012 in the case captioned Association of Private Sector Colleges and Universities v. Duncan (the "APSCU case") that vacated most of the gainful employment requirements and remanded those regulations to ED for further action. On July 6, 2012, ED issued an electronic announcement acknowledging that the Court had vacated the repayment rate metric as well as the debt-to-income metrics that would have gone into effect on July 1, 2012. ED also noted that institutions are not required to comply with related regulations relating to gainful employment reporting requirements and adding new educational programs, but are required to comply with requirements to disclose certain information about educational programs. The District Court's decision is subject to appeal by ED and could be modified or reversed on appeal. Moreover, ED could take further action to address the District Court's concerns regarding the regulations and obtain approval to enforce the regulations, or ED could issue new regulations regarding gainful employment. We cannot predict what steps ED will take in response to the District Court's decision, how long those steps will take, or whether those steps will result in ED being able to enforce the gainful employment regulations or issuing new regulations. To the extent that the regulations are upheld on appeal or revised to retain provisions that still adversely affect the eligibility of the programs we offer, our business could be materially and adversely impacted.

  Incentive Compensation

        A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The statutory language of this prohibition does not establish clear criteria for compliance in all circumstances, but between 2002 and June 30, 2011 there were twelve "safe harbors" that defined specific types of compensation that were deemed not to constitute impermissible incentive compensation. Until June 30, 2011, the Company relied on several of these safe harbors to ensure that our compensation and recruitment practices comply with the statutory prohibition. On October 29, 2010, ED issued final regulations that eliminated all twelve safe harbors, and in lieu of the safe harbors, took the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. The final rule further expands the prohibition to individuals who have "responsibility for" recruitment or admission of students or making decisions about awarding Title IV program funds. ED states that an institution still will be able to make merit-based adjustments to employee compensation, but will not be permitted to consider or base compensation directly or indirectly, in any part, on success in securing student enrollments, the award of financial aid or institutional goals based on that success. As a result of the Program Integrity Rules, which took effect July 1, 2011, we changed our evaluation and compensation practices for admissions and financial aid representatives and certain other employees. This could adversely affect our ability to compensate our admissions and financial aid representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

        In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a false claim. We have been the subject of at least three such qui tam lawsuits relating to our compensation practices, all of which were initially dismissed at the district court level. The relator in one of the dismissed cases, the Lee case, appealed to the U.S. Ninth Circuit Court of Appeals, which reversed the District Court's dismissal on August 8, 2011, and remanded case to permit the relator to amend its complaint. On December 15, 2011, the first amended Lee complaint was filed in District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLC, David Moore and Jack Massimino. The Company moved the District Court to dismiss the first amended Lee complaint, and the relators opposed that motion. On April 19, 2012, the District Court held that the statute of limitations bars the relators from asserting claims based on conduct prior to 2005, but otherwise denied the Company's motion to dismiss. Please see Item 3, "Legal Proceedings," for more information on this litigation.

  ED Approvals for New Programs

        On October 29, 2010, ED issued final regulations requiring the Company to notify it, and possibly obtain ED's approval to offer, additional programs of study. The rule permits ED to review the notice submitted by the institution and advise it whether the new program of study must be approved by ED, or if additional information is required by ED to determine whether the program will be approved. The U.S. District Court for the District of Columbia also vacated the new program approval rule in the APSCU case and remanded those regulations to ED for further action. If the District Court decision is overturned on appeal, or if ED promulgates new rules that survive challenge and we are required to obtain approval from ED for any new programs of study and are unable to obtain ED's approval in a timely manner, our ability to offer the new programs would be impaired, which could have a material adverse effect on our expansion plans, financial condition, results of operations and cash flows.

  Clock Hours

        The final Program Integrity Rules require that a program of study be considered a clock hour program for the purposes of Title IV Program funding when measuring student progress in clock hours is a requirement of receiving Federal or State approval to offer the program (except where such requirement applies only to a practicum, internship, or clinical experience component of the program), or completing clock hours is a requirement for graduates to apply for licensure or the authorization to practice the occupation that the student is intending to pursue. The scope of these rules, particularly as applied to the manner by which programs of study are approved by various States, is unclear. Students attending programs of study that are now required to be measured in clock hours may receive less funds from Title IV Programs to pay their cost of education. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

  State Authorization

        Under the HEA, an institution must be authorized by each State in which it is located to participate in Title IV programs. ED historically has determined that an institution is licensed or otherwise authorized in order to be certified as eligible to participate in Title IV Programs if the institution's State does not require the institution to obtain licensure or authorization to operate in the state. On October 29, 2010, ED's new Program Integrity Rules established specific federal requirements with respect to whether or not a State's authorization of an educational institution is sufficient for that institution to participate in Title IV programs. Recognizing that the new regulations may, in effect, require many States to revise existing laws or regulations, the rule issued by ED provided that a State may seek a one-year extension until July 1, 2012 to effectuate such changes, and if necessary obtain a second extension for one additional year. However, under the final regulations, an institution participating in Title IV programs must in the interim obtain from the pertinent states an explanation of how an extension will permit the state to modify its procedures to comply with ED's regulations. Additional provisions of the final regulations require any institution offering distance education to students in states where it is not physically located to meet any state requirements for it to be legally offering postsecondary distance or correspondence education in that state, and to be able to document the state's approval of the institution to ED. Under the final Program Integrity Rules as issued by ED, certain of our campuses and distance education programs may be required to obtain additional or revised state authorizations to remain certified as eligible to participate in Title IV Programs. If we are unable to obtain additional or revised state authorizations, students at certain of our campuses, or certain of our students enrolled in distance education programs, may be unable to access Title IV Program funds, which could have a material adverse effect on our business, financial condition and results of operations.

  Potential Impact of New Rules

        In addition to the specific issues addressed above, the Program Integrity Rules issued by ED include provisions regarding the definition of a credit hour; the types of statements by an institution or parties related to an institution that constitute prohibited misrepresentation; written agreements between institutions, particularly institutions under common ownership or control; requirements regarding an institution's return of Title IV program funds; and certain other issues pertaining to a student's eligibility to receive Title IV program funds. We cannot predict how the Program Integrity Rules will be interpreted, and therefore whether we will be able to comply with these requirements.

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

        Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high. Prior to the enactment of the HEOA, a proprietary institution would lose its eligibility to participate in the federal student financial aid programs for a period of one year if it derived more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Any institution that violated this rule immediately became ineligible to participate in federal student financial aid programs and would be ineligible to reapply to regain its eligibility until the following fiscal year. Under the HEOA, an institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years would become immediately ineligible to participate in Title IV programs and would not be permitted to reapply for eligibility until the end of full two fiscal years. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by ED in its discretion. While ED has discretion to impose additional sanctions on such an institution, it is difficult to predict what those sanctions might be under the circumstances. ED could specify additional conditions as a part of the provisional certification and the institution's continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by ED. If an institution is subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain.

        Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students increased by $2,000. The HEOA contained temporary relief from increases in the availability and amount of federal aid by, among other things, for all unsubsidized Stafford loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV programs. That relief has expired, and for the Company's fiscal year ending June 30, 2012, all Stafford loans counted as Title IV revenue. Additionally, for the Company's fiscal years ending on or before June 30, 2012, the HEOA permits loans made by the Company to its students to count as non-Title IV revenue when earned, not when the loans are repaid as was the case for fiscal years 2008 and prior. The expiration of the temporary relief in the HEOA as of July 1, 2011 with respect to the additional $2,000 in unsubsidized Stafford loans, budget related reductions in state grant and workforce training programs and other alternative funding sources that have historically helped compliance with the 90/10 Rule have all adversely affected our schools' 90/10 rates, with the rates for the majority of our institutions worsening in fiscal 2012 from our prior historical rates, and expected to further worsen in fiscal 2013. Two of our 49 institutions (44 of which are in continuing operations) exceeded the 90% threshold in the fiscal year ended June 30, 2012, and the Company as a whole derived approximately 84.6% of its net U.S. revenue (on a modified cash basis) from Title IV Programs. The two institutions which exceeded the 90 percent threshold in fiscal 2012 were ECP at 94.1% and Everest University in Tampa, FL at 92.4%. Combined, these institutions had 10,550 students at June 30, 2012. On August 14, 2012 we notified ED that two of our institutions had 90/10 rates above 90% for the 2012 fiscal year. Without the temporary relief permitted by the HEOA, approximately

85.9% of our net U.S. revenues (on a modified cash basis) would have been derived from federal Title IV programs, and three of our institutions would have exceeded the 90% threshold.

        The two institutions that exceeded the 90/10 Rule limit for fiscal year 2012 are now considered, under ED regulations, to be certified on a provisional basis for two years and will be subject to possible additional ED sanctions. While ED has broad discretion to impose additional sanctions on these institutions, there is limited precedent to anticipate what those sanctions might be, particularly in the current regulatory environment. ED could specify a wide range of additional conditions as a part of the provisional certification and the institutions' continued participation in Title IV Programs. When an institution is subject to provisional certification at the time that its program participation agreement expires, ED also has greater discretion in considering the conditions to attach if it recertifies such institution. Any of our institutions that derive more than 90% of their revenue from Title IV Programs for two consecutive fiscal years will be ineligible to participate in Title IV Programs for at least two fiscal years. Some of our efforts to comply with the 90/10 Rule, especially for those institutions that exceed the 90% threshold for a fiscal year, may involve taking measures that reduce our revenue, increase our operating expenses, or both, perhaps significantly. If the 90/10 Rule is not changed to provide relief for private sector institutions, we may be required to make further changes to our business in order to remain in compliance, which could alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business.

As Congress increases available Title IV aid, we are often effectively required to increase tuition prices in order to maintain compliance with the 90/10 Rule; conversely, ED's "gainful employment" regulations (if revived on appeal or further ED rulemaking) could require us to reduce tuition prices in order to limit the debt burden of our students. Our institutions may not be able to comply with both rules.

        In order to comply with the 90/10 Rule, the Company's institutions cannot receive more than 90% of their revenues (on a cash basis) from Title IV sources. When Congress has increased available aid to students through the Title IV Program, some of our institutions—especially those that serve the most disadvantaged students who are entitled to receive the most Title IV student financial aid—have effectively been required to raise their tuition and fees in order to maintain compliance with the 90/10 Rule by maintaining a 10% "gap" between tuition charges and the average student's available Title IV funds. If ED's gainful employment rule is ultimately upheld by the courts, or if ED undertakes further rulemaking to revive the rule, on the other hand, those programs where the average graduate's debt repayment burden exceeds a particular percentage of the average graduate's compensation cease to be eligible for Title IV Program funds, or face other restrictions imposed by ED. This requirement generally puts downward pressure on tuition prices so that students do not incur debt that exceeds ED's prescribed levels. Some of our programs may not be able to comply with the gainful employment rule while also maintaining compliance with the 90/10 Rule. Our efforts to comply with both rules could have a material adverse effect on our business, financial condition, results of operation and cash flows.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if their current and former students' loan default rates on federally guaranteed student loans are too high.

        Under the HEA, an institution could lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its former students is too high. The term "institution" means a main campus and its additional locations, as defined by ED's regulations. ED generally publishes draft cohort default rates in February of each year for the repayment period that ended the prior September 30.

        Currently, an institution's Cohort Default Rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Under the HEOA, a separate calculation is performed that adds an additional federal fiscal year of borrowers' repayment performance. An institution that participates in both the FFEL and FDL programs receives a single "weighted average" Cohort Default Rate in place of an FFEL or FDL Cohort Default Rate. Any institution whose Cohort Default Rate equals or exceeds 25% for any one of the three most recent federal fiscal years under the old, pre-HEOA method of calculation may be found by ED to lack administrative capability, and on that basis, placed on provisional certification status for up to three years. Additionally, any such institution may be required by its accrediting agency to provide additional information or supplemental reports. Provisional certification status does not limit an institution's access to Title IV Program funds, but does subject that institution to closer review by ED and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Provisional certification may also impede an institution's ability to grow by limiting its ability to add new programs and locations. Any institution whose Cohort Default Rates equals or exceeds 25% for three consecutive years under the current, pre-HEOA calculation would lose eligibility to participate in the FDL and the Pell grant programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. Additionally, pursuant to the HEOA this percentage is increasing increase to 30% after three years of Cohort Default Rates calculated with the additional federal fiscal year are available, and then become applicable to the imposition of sanctions. In addition, an institution whose Cohort Default Rate for any federal fiscal year exceeds 40% would have its eligibility to participate in the FDL program limited, suspended or terminated. We review all annually published cohort default rates and appeal the rates we believe are inaccurate. Draft rates do not result in sanctions and can change between February and the release of the official cohort default rates in September.

        On an on-going basis, we monitor cohort repayment data, and we are currently monitoring the repayment and default status of the 2010, 2011, and 2012 Cohorts. If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

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

        In connection with receipt of federal financial aid by the Company's students, the Company is subject to extensive regulation by governmental agencies and licensing and accrediting agencies. Compliance with the regulations promulgated by these various bodies could have a material impact on the manner in which the Company conducts its business. Should the Company need to take additional actions to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including estimation of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other intangible assets. If our stock price remains depressed or declines further, or if for any other reason we are required to significantly write down the value of our goodwill or other intangible assets, it could have a material adverse effect on our financial condition and results of operations.

If we do not meet specific financial responsibility ratios and tests established by ED, our U.S. schools may lose eligibility to participate in federal student financial aid programs.

        To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of ED and possibly accept other conditions on its participation in the federal student financial aid programs. Each year, based on financial information submitted by institutions that participate in federal student financial aid programs, ED calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined to determine the institution's financial responsibility or "composite score." If an institution's score is above 1.5, it is deemed financially responsible without conditions or additional oversight. If an institution's composite score is below 1.5, but within a designated threshold level (the "Zone," which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of ED. If an institution's composite score falls below the minimum threshold level of 1.0 or is in the Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of ED. On a consolidated basis, we met this requirement in fiscal 2012 with a composite score of 1.5.

        For our fiscal year ended June 30, 2011, our calculations show that, on a consolidated basis, we also exceeded this requirement with a composite score of 2.1, excluding goodwill impairment. ED has not yet concurred with our calculations of the composite score for the fiscal year ended June 30, 2011, and we will not submit our calculations for the fiscal year ended June 30, 2012 to ED for some time. We believe our calculations of the financial responsibility score for fiscal 2011 are correct. However, the calculation is subject to interpretive issues relating to the appropriate treatment of goodwill impairment in the calculation of the composite score. In this regard, we have been in communication with an analyst at ED who questioned the appropriate treatment of the goodwill impairment charge we took in fiscal 2011, and also questioned whether other intangible assets on our balance sheet at June 30, 2011 should have been expensed for purposes of the composite score. As a result, we have engaged in discussions with ED regarding our calculations and have provided ED with a detailed explanation of our views regarding the appropriate treatment of goodwill impairment and other intangible assets on the composite score calculation. We continue to believe our calculations are correct, but if ED were to conclude that the goodwill impairment should be included as an expense in the calculation of the Company's composite score, this would negatively impact the Company's composite score on a consolidated basis for fiscal 2011, and ED might consider the Company not to be financially responsible until ED accepted our fiscal 2012 financial responsibility calculations. Depending on ED's resolutions of this matter, we could be required to satisfy the standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit. Additionally, a definitive determination by ED that our composite score is less than 1.5 could be a default under our existing credit agreement. We cannot provide assurance that ED will agree with our calculations, or that our institutions will continue to satisfy the financial responsibility standards in the future. If we were found by ED to have not satisfied the financial responsibility standards, or if we fail to satisfy such standards in the future, it could have an adverse impact on our access to Title IV funds, our financial condition, cash flows and results of operations.

One or more of our institutions may have to post a letter of credit or be subject to other sanctions if they do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study.

        A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that was disbursed to students who withdrew from their educational programs before completing them, and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we have to post letters of credit in favor of ED or be otherwise sanctioned by ED. An institution is required to post a letter of credit with ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution was found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. We currently have outstanding letters of credit posted in favor of ED in the aggregate amount of $7.7 million. The requirement to post additional letters of credit or other sanctions by ED could increase our cost of regulatory compliance and adversely affect our results of operations.

If regulators do not approve our acquisitions, the acquired school(s) would not be permitted to participate in federal student financial aid programs.

        When we acquire an institution that participates in federal student financial aid programs, we must seek approval from ED and most applicable state agencies and accrediting agencies, because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under ED standards can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with ED and ED issues a temporary certification document. If we are unable to obtain approvals from the state agencies, accrediting agencies or ED for any institution we may acquire in the future, depending on the size of that acquisition, such a failure to obtain approval could have a material adverse effect on our business.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

        Additionally, if regulators do not approve transactions involving a change of control of the Company, all of our institutions may lose their ability to participate in federal student financial aid programs. If we experience a change of control under the standards of applicable state agencies or accrediting agencies or ED, we or the affected institutions must seek the approval of the relevant agencies. Some of these transactions or events, such as a significant acquisition or disposition of our common stock by third parties on the open market or through a tender offer, may be beyond our control. The adverse regulatory effect of a change of ownership resulting in a change of control could also discourage bids for our outstanding shares of common stock at a premium and could have an adverse effect on the market price of our common stock.

If we fail to demonstrate "administrative capability" to ED, our business could suffer.

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

        If an institution fails to satisfy any of these criteria, ED may:

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

        As previously reported, since October 2010 the Company has been contacted by attorneys general offices in the states of Florida, California, Massachusetts, New York, Oregon and Illinois. Each of those states' attorneys general office has requested from the Company, either through subpoenas, civil investigative demands, or informal requests, extensive document requests regarding our business. In every state but California and Oregon, we understand the attorneys general are conducting broad inquiries into private sector education companies in their respective states, and not solely into the Company. In California, the California Attorney General's Office has requested information ostensibly pursuant to the Stipulated Judgment agreed to by the Company in July 2007 to determine compliance by the Company with the judgment and certain other matters. The Company cooperated with the California Attorney General's reasonable requests for information, but objected to certain overly-broad requests which appeared to be unrelated to the 2007 Stipulated Judgment. The Company has not received further communication from the California Attorney General's office in many months and believes it has responded adequately to its requests. Additionally, on June 28, 2012, the Company received a letter from the Oregon Attorney General's office in which it made a small number of recommendations as a result of its investigation and also closed the investigation without taking any enforcement action. The Company is cooperating with the other ongoing attorneys general investigations.

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

        Additionally, the Company has also received an inquiry from the Assistant U.S. Attorney involved in reviewing the previously-disclosed Lee qui tam matter regarding the Company's student referral practices. Recently, the Assistant U.S. Attorney indicated he had no concerns about the student referral practices but requested additional information related to attendance procedures at two Florida campuses. The Company infers, but has been unable to confirm, that this inquiry may relate to another qui tam filed under seal that is pending the government's investigation and intervention decision. Separately, on April 24, 2012, a complaint captioned United States of America ex rel. Carolina Marion v. Heald College Inc. and Corinthian Colleges Inc. was filed under seal in the U.S. District Court for the Northern District of California. Since the complaint was filed under seal, the Company has not been able to obtain a copy of the complaint but infers that this too is a qui tam action brought under the False Claims Act.

        On April 3, 2012, the Company was served with a Civil Investigative Demand ("CID") from the U.S. Consumer Financial Protection Bureau ("CFPB"). The CID stated that its purpose is to "determine whether for-profit postsecondary companies, student loan origination and servicing providers, or other unnamed persons, have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans." The CID contains extensive interrogatories and document production demands related to the Company's involvement with student loans and many other aspects of the Company's business. The Company has contacted the CFPB regarding the CID and has retained outside counsel to assist it in this matter. The Company has objected to the inquiry by filing a petition with the CFPB to set aside or modify the CID, but has voluntarily provided documents and other information to the CFPB. The Company believes that its acts and practices relating to student loans are lawful and essential to preserving our students' access to post-secondary education.

        We are continuing to cooperate with these investigations, but we cannot predict their ultimate resolution. We expect to continue to incur significant legal costs and other expenses in connection with responding to them. We may be required to pay damages or settlement costs in excess of our insurance coverage related to these matters. Government investigations, including the pending investigations in which we are involved, and any related legal and administrative proceedings, may result in the institution of administrative, injunctive or other proceedings against us and/or our institutions, officers or employees, or the imposition of fines, penalties or suspensions, or other remedies and sanctions. Any such material costs and expenses could have a material adverse effect on our financial condition and results of operations.

Investigations, claims and actions against other companies in our sector could adversely affect our business and stock price.

        During the past decade, we and other companies in the for-profit postsecondary education industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the Justice Department, state attorneys general, the Securities and Exchange Commission (the "SEC"), ED, state agencies, accrediting agencies and other entities. These allegations, reviews and investigations and the accompanying adverse publicity could have a negative impact on the for-profit postsecondary education sector in general, our business and the market price of our common stock.

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

        The North American economy has been in the midst of a prolonged economic downturn in recent years. These conditions contributed to a portion of our enrollment growth in recent fiscal years as more potential new students were attracted to our schools to advance their education and improve their job prospects. Improvements in the North American economy, including overall reductions in unemployment, could negatively affect overall demand for our educational services and contribute to declines in new student enrollment. A more robust economic recovery in North America may further negatively impact demand for our services from potential new students, and could have a material adverse effect on our business, financial condition and results of operations.

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

        On June 29, 2012, the Company amended the loan origination agreement and related documents with ASFG, LLC ("ASFG"). The original agreement with ASFG was entered into on June 29, 2011 for the purpose of creating a new private education discount loan program for our students. Pursuant to the amended loan origination agreement, ASFG has indicated it intends to fund approximately $775 million in new student loans through June 2015. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. During the second quarter of fiscal 2012 the Company completed the transition from the Genesis discount loan program to the ASFG discount loan program.

        This ASFG loan program has characteristics similar to our previous "discount loan" programs. As with the previous discount third party loan programs, under this ASFG program we pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike our previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. Under this backup loan purchase agreement, the Company's maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects its ultimate risk under this loan program to be substantially similar to the risks it faces under our Genesis discount loan program.

        Federal, state and local laws and public policy relating to the protection of consumers apply to the origination, servicing and collection of the loans that we purchase under this program. Any violation of the various federal, state and local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans that we purchase or may limit our ability to collect all or part of the principal or interest on the loans that we purchase. This may be the case even if we are not directly responsible for the violations by such parties. Federal or state financial regulators also might delay or suspend the new student loan program for a variety of reasons. Additionally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the new student loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all. The CFPB may also take the position that these loans constitute unfair, deceptive, or abusive acts and practices.

        For the Genesis and ASFG discount loans we acquire, we bear the risks of collection. Therefore, even though we record the discount as a reduction to revenue, to the extent collections are less than the net amount of revenue recorded, we may still experience increase in our allowance for doubtful accounts and our discount expense may increase. Factors that may impact our ability to collect these loans include general economic conditions, compliance with laws applicable to the origination, servicing and collection of loans, the quality of our loan servicers' performance and the priority that borrowers, particularly students who did not complete or were dissatisfied with their programs of study, attach to repaying these loans as compared to other obligations. All of these factors could result in the Genesis and ASFG discount loan programs having a material adverse effect on our business, financial condition and results of operations.

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

  •
  possible loss of key employees.

        Continued growth through acquisitions may also subject us to unanticipated business or regulatory uncertainties or liabilities. When we acquire an existing school, we typically allocate a significant portion of the purchase price to fixed assets, curriculum, goodwill and intangibles, such as covenants not-to-compete, trade names and accreditations. The Company does not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria outlined in the accounting guidance. Curricula are amortized over their useful lives ranging generally from three to fifteen years and Student Relationships was amortized over their useful life of one year. Goodwill is tested annually or more frequently for impairment. Indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school's participation in federal student financial aid programs until it obtains ED's approval. If we fail to successfully manage our acquisitions, our business would likely suffer.

Failure to effectively manage opening new schools and adding new services could harm our business.

        Establishing new schools requires us to make investments in management, capital expenditures, marketing expenses and other resources. To open a new school, we are also required to obtain appropriate state and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, the new school is required to be certified as eligible to receive Title IV funds by ED. We cannot assure you that we will be able to successfully open new schools in the future. Our failure to effectively manage the operations of newly established schools could have a material adverse effect on our business.

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

        We believe that funds from operations, cash, investments and access to our credit facility will be adequate to fund our currently identified plans. However, we may need additional debt or equity financing in order to carry out our growth strategies. The amount and timing of such additional financing will vary depending on the timing and size of acquisitions, our availability to access credit markets, and the sellers' willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our campus support center office is located in Santa Ana, California and our 116 campuses as of June 30, 2012, are located in 26 states and in the province of Ontario, Canada. Each campus provides our students with lecture rooms, instructional labs, libraries, Internet access and other facilities.

        We actively monitor the capacity at our facilities and the expected facilities capacity required to accommodate campus growth initiatives. We provide for expansion and growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2008 through fiscal 2012, approximately 9% of the campuses have been relocated and an additional approximately 92% of total campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed or combined, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended and has been updated to reflect solely continuing operations:

	2012	2011	2010	2009	2008
Opened
Acquired	0	0	11	0	0
Branched	2	6	1	0	0
Campuses at year end	116	114	108	96	96
Relocated	1	1	1	5	2
Enlarged or remodeled	32	28	32	5	10

(1)
We have decided to divest six schools and taught-out two additional schools in fiscal 2012. In addition, we taught-out two campuses during fiscal 2011. To reflect continuing operations only, they have been omitted from this table.

        All but 4 of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

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

  False Claims Act Qui Tams

        On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the "relator") on behalf of himself and the federal government. The case was captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions alleged violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the "HEA") regarding the manner in which admissions personnel are compensated. The Lee complaint also alleged causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company's Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government's recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and the Company opposed that appeal. On August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court's dismissal, and remanded with instructions to permit the relator to amend the complaint. On December 15, 2011, the first amended Lee complaint was filed in U.S. District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLC, David Moore and Jack Massimino. The Company moved the U.S. District Court to dismiss the first amended Lee complaint, and the relators opposed that motion. On April 19, 2012, the District Court held that the statute of limitations bars the relators from asserting claims based on conduct prior to 2005, but otherwise denied the Company's motion to dismiss. The Company believes this remaining Lee complaint is without merit and intends to defend itself and its current and former directors vigorously.

        Additionally, the Company has received an inquiry from the same Assistant U.S. Attorney involved in reviewing the Lee matter regarding the Company's student referral practices. The Company infers, but has been unable to confirm, that this inquiry may relate to another qui tam filed under seal that is pending the government's investigation and intervention decision. Recently, the Assistant U.S. Attorney indicated he had no concerns about the student referral practices but requested additional information related to attendance procedures at two Florida campuses. The Company is cooperating and intends to respond to the request.

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

  Securities and Derivative Litigation

        On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company's common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company's business and prospects during the putative class period, causing the plaintiffs to purchase the Company's common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys' fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs intervened in the lawsuit and petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs thereafter filed a second amended consolidated complaint, and the Company moved to dismiss the second amended consolidated complaint. On January 30, 2012, the U.S. District Court granted the Company's motion to dismiss, and gave the plaintiffs thirty days to file an amended complaint. On February 29, 2012, the plaintiffs filed a third amended complaint (the "TAC") in U.S. District Court, and, on March 30, 2012 the Company and the individual defendants filed a motion to dismiss. On August 20, 2012, the U.S. District Court granted the Company's and the individual defendants' motion to dismiss, with prejudice. If the plaintiffs appeal, the Company will continue to defend itself and its current and former officers vigorously.

        On October 19, 2010, a shareholder derivative complaint captioned David Realty Company, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the then-current members of the Company's Board of Directors, plus Ken Ord and Matt Ouimet, both of whom are current or former officers of the Company, and against the Company as a nominal defendant. On October 22, 2010, a second shareholder derivative complaint captioned Jake Vale, derivatively on behalf of Corinthian Colleges, Inc., v. Paul St. Pierre, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company's Board of Directors, plus Ken Ord, and against the Company as a nominal defendant. Both derivative complaints are based on factual allegations similar to those alleged in the Karam federal securities complaint identified above. The David Realty Company complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, and breach of fiduciary duty for insider selling and misappropriation of information; the Vale complaint asserts causes of action for violation of Section 14(a) of the 1934 Exchange Act, breach of fiduciary duty, unjust enrichment, and indemnification and contribution. These matters have now been consolidated in the United States District Court for the Central District of California in a matter captioned In re: Corinthian Colleges, Inc. Shareholder Derivative Litigation, and the Company and the

individual defendants filed a motion to dismiss the consolidated action. On January 30, 2012, the U.S. District Court granted the Company's motion to dismiss, and gave the plaintiffs thirty days to file an amended complaint. On November 18, 2011, David Realty Company, a putative shareholder of the Company and a plaintiff in the matter captioned In re: Corinthian Colleges, Inc. Shareholder Derivative Litigation, filed a Petition for Writ of Mandate in a matter captioned David Realty Co. v. Corinthian Colleges, Inc. in California Superior Court seeking to compel the Company to produce books and records under California common law and California Corporations Code Section 1600, et seq. The Company has filed an answer and a memorandum of points and authorities in opposition to the petition for writ of mandate. On February 29, 2012 the U.S. District Court for the Central District of California granted David Realty Company's ex parte application to extend the deadline to file an amended complaint in the shareholder derivative litigation pending resolution or further developments in the petition for writ of mandate pending in David Realty Co. v. Corinthian Colleges, Inc. In August 2012, David Realty Co. voluntarily dismissed, without prejudice, its Petition for Writ of Mandate in California Superior Court, and the Company and David Realty Co. stipulated to a stay of the derivative action pending resolution of the Company's pending motion to dismiss the Karam securities case noted above. The Company and the individual defendants believe these matters are without merit, and the Company intends to defend these matters vigorously.

  Student Litigation

        On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company's WyoTech Fremont campus. The arbitration demand alleges violations of California's Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company's WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys' fees and costs. The Company never operated any HVAC programs at the Company's WyoTech Oakland campus during its ownership of that campus. The arbitrator ruled that the arbitration provision in the former students' enrollment agreement is not susceptible to class-wide resolution. On November 22, 2011, a California state court judge refused to confirm the arbitrator's clause construction decision and remanded the matter to the arbitrator for further consideration. The Company has appealed the state court order. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

        On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company's Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre- and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. On July 26, 2010, the Court ordered the matter to binding arbitration, and the plaintiff subsequently filed a putative class action demand in arbitration. The arbitrator ruled that the arbitration provision in the former student's enrollment agreement is susceptible to class-wide resolution, but did not address whether a class should be certified. The Company appealed the clause-construction decision and on June 15, 2012 the U.S. Court of Appeals for the Fifth Circuit issued an opinion overturning the arbitrator's decision and ruling that the enrollment agreement is not susceptible to class-wide resolution. The plaintiff's motion for a rehearing by the entire Fifth Circuit was denied, and the plaintiff's only remaining avenue of appeal on this issue is to seek review by the United States Supreme Court. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

        On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs were thirty-three individuals who purport to be current and/or former students of the Company's Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleged breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company's medical assisting program at the Merrionette Park campus. The plaintiffs sought to certify a class composed of all persons who enrolled in the Company's Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and sought actual and compensatory damages on behalf of such persons, costs and attorneys' fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deemed proper. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted. Thirty-one plaintiffs have filed individual demands in arbitration. Individual arbitration hearings commenced as scheduled during the quarter ended June 30, 2012, but the Company and the plaintiffs have now agreed to hold the hearings in abeyance to engage in settlement discussions. The Company continues to believe these matters are without merit and will continue to defend itself vigorously if a reasonable settlement cannot be achieved.

        During fiscal 2011, the Company experienced an unprecedented increase in putative class action lawsuits by former students. In many of these cases, the plaintiffs and their counsel sought to represent a class of "similarly situated" people as defined in the complaint. The Company believes these lawsuits are largely the result of negative publicity—and aggressive lawyer recruitment of potential clients—surrounding the Department of Education's ("ED's") rulemaking efforts, the Senate HELP Committee hearings, the Government Accountability Office ("GAO") report, and other related matters that occurred during that time period. Many of the cases filed during that time have since been dismissed. In virtually all of the following remaining cases, the plaintiffs cite testimony from the HELP Committee hearings, the GAO report, public statements by elected officials and/or other negative media coverage in their complaints, although the locations of the students, the specific allegations, and the nature of their claims differ. The Company believes all of the following complaints are contractually required to be resolved in individual arbitrations between the named students and the Company, and the Company has moved, to compel these cases to arbitration. The following is a brief summary of such matters:

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought	Description of Putative Class	Status Update
December 20, 2010	Jacquel Kimble; Everest College in Hayward, California	U.S. District Court, Northern District of California	Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, certifications and career placement; Alleged violation of California's Unfair Competition Law and California's Consumer Legal Remedies Act; Complaint seeks class certification, restitution and injunctive relief.	All persons who attended any Everest College campus in the United States during the applicable statute of limitations period	The matter was compelled to arbitration, but no arbitration demand was been filed; the case was resolved for an immaterial amount.
January 24, 2011 and February 17, 2011	Kevin Ferguson; Everest Institute in Miami, Florida; and Sandra Muniz; Heald College campuses in Rancho Cordova and Roseville, California (initially filed as separate actions, but now consolidated)	U.S. District Court, Central District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging breach of implied contract, breach of implied covenant of good faith and fair dealing, violation of California's Business and Professions Code, violation of California's Consumer Legal Remedies Act, negligent misrepresentation and fraud; Complaint seeks class certification, injunctive relief, restitution, disgorgement, punitive damages, attorneys' fees and cost of suit.

All persons who attended any Everest institution in the United States or Canada from January 2005 to the present; all persons who attended any Heald institution from January 2009 to the present

District court compelled all non-injunctive claims to arbitration and permitted all injunctive claims to remain before the court; the Company appealed the order as it relates to the injunctive claims, and the court of appeal stayed the district court action pending the appeal.

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought	Description of Putative Class	Status Update
March 11, 2011	Noravel Arevalo and fourteen former students at the Company's Everest College location in Alhambra, California	American Arbitration Association

Alleged misrepresentations by specific admissions representatives at a specific campus and unlawful business practices in the licensed vocational nursing program in Alhambra, CA; Causes of action alleging violation of the California Consumer Legal Remedies Act, fraud, breach of contract, violation of California's former Private Postsecondary and Vocational Education Reform Act, violation of the Racketeer Influenced and Corrupt Organizations Act, violation of California's Business and Professions Code; Complaint seeks class certification, injunctive relief, damages, restitution and disgorgement, civil penalties, punitive damages, treble damages, attorneys' fees and expenses, costs of suit and other relief.

				All persons who enrolled in the Everest College, Alhambra, CA Vocational Nursing classes of 2007-08 and 2008-09	Arbitration demands have been filed and the arbitrator selection is in progress.

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

        On September 13, 2011, an action captioned Michael Harrington, individually and on behalf of all persons similarly situated, v. Corinthian Schools, Inc., et al., was filed in California's Alameda Superior Court. A virtually identical action with the same caption was filed by different plaintiff's counsel on September 15, 2011, in California's Orange County Superior Court. The plaintiff is a former admissions representative at the Company's Fremont and Hayward campuses and the two actions allege violations of California's Business and Professions Code Section 17200 and the California Labor Code for alleged failure to pay for all hours worked, purported denial of meal periods, and alleged failure to pay wages upon termination. The Alameda complaint has since been voluntarily dismissed. While the scope of the putative class is not clear, the remaining Orange County action appears to seek certification of a class to include those current and former admissions representatives over the last four years at the Company's California campuses. The Company believes the allegations are without merit and intends to vigorously defend itself.

  Regulatory Matters

        On October 19, 2010, the Company became aware of news stories which reported that the Florida Attorney General's Office (the "FL AG's Office") had begun an investigation into certain private sector education companies in Florida, including the Company, seeking information on potential misrepresentations in financial aid, recruitment and other areas. On October 21, 2010, the Company received a subpoena from the FL AG's Office seeking a wide range of documents from January 1, 2006 to the present. The Company's attorneys have met with representatives of the FL AG's Office multiple times and the Company has provided voluminous materials in response to the subpoena. Additionally, the Company has filed a motion to quash portions of the subpoena and for a protective order with respect to certain confidential and proprietary information. The Company expects to continue to provide reasonable cooperation to the FL AG's Office.

        On March 28, 2011, the Company received a letter from the California Attorney General's Office (the "CA AG") ostensibly seeking information pursuant to the Stipulated Judgment agreed to by the Company and the CA AG in July 2007. The letter requests information and documentation related to (i) the discontinuation of certain programs immediately after the Stipulated Judgment, (ii) numbers of new students, graduating students and discontinuing students, by program, (iii) marketing and solicitation materials, (iv) enrollment agreements and disclosures, (v) graduating students' employment and compensation, (vi) transferability of credit by the Company's former students, (vii) training provided to employees pursuant to the Stipulated Judgment, and (viii) disciplinary actions against certain categories of employees. The Company cooperated with the CA AG's reasonable requests for information, but objected to certain overly-broad requests which appear to be unrelated to the 2007 Stipulated Judgment. The Company not received further communication from the CA AG's office in many months and believes it has responded adequately to the CA AG's requests.

        On April 29, 2011, the Company's Everest Institute campuses in Brighton and Chelsea, Massachusetts received civil investigative demands from the Massachusetts Attorney General's Office (the "MA AG") seeking (i) information about past students who have enrolled in each institution, (ii) the identity of recruiters, (iii) recruiting and enrollment documents, (iv) documentation related to analyses of delinquency, default, drop out, refund, loan forgiveness or reduction, placement, student income, and/or any student's ability to repay loans, and (v) cohort default and graduation rates. The Company has cooperated, and continues to cooperate, with the MA AG's reasonable requests for information, including a request for additional information received on July 20, 2012.

        On April 11, 2011 the Company's Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED's Office of Inspector General (the "OIG") requesting documents related to the Jonesboro campus's employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney for the Northern District of Georgia who focuses primarily on civil false claims act matters, including qui tams. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney's Office has made a determination about whether to file a false claims act lawsuit in this matter. The Company has provided documents to the OIG, met with the OIG and the AUSA supervising this matter, and is continuing to cooperate with the OIG's request.

        On April 14, 2011 the Company's Everest Institute campus in Silver Spring, Maryland received a letter from the Mid-Atlantic regional office of the OIG requesting original certificates of diplomas, graduate diplomas in education and/or proof of Ability to Benefit for all students and a complete list of all instructors with documentation of their professional licenses and credentials. The Company is cooperating with the OIG's request. No additional information has been provided regarding this request and the Company believes the matter has been closed.

        On May 19, 2011, along with other private sector education companies, the Company received a subpoena from the New York Attorney General's Office (the "NY AG") seeking information on potential issues related to financial aid, admissions, students, securities and other areas. The Company is cooperating with the NY AG's requests for information.

        On July 19, 2011, the Company's attorneys met with representatives of the Oregon Attorney General's Office ("OR AG") in anticipation of a written request for information related to the Company's Everest Institute campus in Tigard, Oregon and the Everest College and Heald College campuses in Portland, Oregon. The Company was informed that the investigation is not the result of student complaints regarding the campuses. On August 11, 2011, the Company received a civil investigative demand from the Oregon Attorney General's Office requesting information and documents regarding advertising; student recruitment; admissions; licensure and accreditation; compensation, training and evaluations of admissions personnel; job opportunities and placements of graduates; student complaints; and various other matters. The Company cooperated with the OR AG's reasonable requests for information. On June 28, 2012, the Company received a letter from the OR AG's office in which it made a small number of recommendations as a result of its investigation and also closed the investigation without seeking any injunctive or monetary relief from the Company.

        On December 15, 2011, after other private sector education companies had received similar requests, the Company received a civil investigative demand from the Illinois Attorney General's Office (the "IL AG") seeking information on potential issues related to financial aid, admissions, students and other areas. The Company has sought judicial protection of its confidential and sensitive business information and is cooperating with the IL AG's reasonable requests for information.

        On April 3, 2012, the Company was served with a Civil Investigative Demand ("CID") from the U.S. Consumer Financial Protection Bureau ("CFPB"). The CID stated that its purpose is to "determine whether for-profit postsecondary companies, student loan origination and servicing providers, or other unnamed persons, have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans." The CID contains extensive interrogatories and document production demands related to the Company's involvement with student loans and many other aspects of the Company's business. The Company has contacted the CFPB regarding the CID and has retained outside counsel to assist it in this matter. The Company has objected to the inquiry by filing a petition with the CFPB to set aside or modify the CID, but has voluntarily provided documents and other information to the CFPB while the petition is pending. The Company believes that its acts and practices relating to student loans are lawful and essential to preserving our students' access to post-secondary education.

        As previously disclosed and as updated elsewhere in this Report on Form 10-K, ED periodically conducts program reviews of institutions that participate in federal student financial aid programs. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) ECP has received program review reports and provided written responses regarding the site visits conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit, (ii) site visits occurred at the Company's WyoTech Laramie, WY campus and its two additional locations in Blairsville, PA and Sacramento, CA in February 2012, ED has issued a program review report and the Company is in the process of preparing its response, (iii) a site visit occurred at the Company's Everest College campus in Springfield, MO in April 2012, ED has issued its program review report and the Company is in the process of preparing its response, (iv) a site visit occurred at the Company's Everest College campus in Crosslanes, WV in April 2012, but ED has not yet issued a program review report, (v) ED conducted a site visit at the Company's Everest College campus in Rochester, NY during the week of April 30, 2012, but the Company has not yet received a program review report, and (vi) ED conducted site visits at the Everest

Largo, Florida campus and the Long Beach, CA campus in August 2012. The Company will continue to cooperate with ED in its ongoing reviews.

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

        As of June 30, 2012, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations, financial position or cash flows. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves, which could have a material adverse impact on the Company's results of operations and financial position and cash flows during the period in which it is recorded or paid.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2012.

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

  Issuer Purchases of Equity Securities

        During July 2010, the Company's Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. Corinthian plans to repurchase shares on the open market or in private transactions from time to time, depending on the company's cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of June 30, 2012 the Company had repurchased 3,917,200 shares at an average price of $6.38.

  Price Range of Common Stock

        Our common stock is listed on the Nasdaq National Market System under the symbol "COCO." The approximate number of holders of record of our common stock as of August 16, 2012 was 28. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

        On August 16, 2012 the closing price per share of common stock was $2.34 and the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2011 and 2012, and the first quarter to date of fiscal 2013, is as follows:

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:
2011:
First Quarter	$10.48	$4.36
Second Quarter	7.19	3.97
Third Quarter	5.91	4.40
Fourth Quarter	5.06	3.81
2012:
First Quarter	$4.69	$1.55
Second Quarter	2.74	1.36
Third Quarter	5.13	2.22
Fourth Quarter	4.22	2.39
2013:
First Quarter through August 16, 2012	$3.21	$1.83

  Securities Authorized for Issuance Under Equity Compensation Plans as of June 30, 2012

        As of June 30, 2012, our equity compensation plans consisted of the 1998 Performance Award Plan (the "1998 Plan"), the 2003 Performance Award Plan as amended (the "2003 Plan"), the 2004 New Hire Plan (the "New Hire Plan") and the Employee Stock Purchase Plan (the "ESPP"). The 1998 Plan, the 2003 Plan and the ESPP have all been approved by our shareholders.

        The New Hire Plan has not been approved by our shareholders. The Company's ability to issue new stock-based awards under the New Hire Plan was terminated as of November 17, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,272,124	(1)	$10.98	(3)	8,046,820
Equity compensation plans not approved by security holders	100,900	(2)	$16.14	(3)	—

Total	12,373,024		$11.02	(3)	8,046,820

(1)
Includes 1,798,959 shares to be issued upon the vesting of Restricted Stock Units ("RSUs"), for which no exercise price will be paid.

(2)
Includes 10,000 shares to be issued upon the vesting of RSUs, for which no exercise price will be paid.

(3)
For purposes of calculating weighted average exercise price, RSUs are assumed to have an exercise price of $0.

  Performance Graph

        The following graph shows a comparison of cumulative total returns for Corinthian, the Russell 2000 Index and an index of peer companies selected by Corinthian during the period commencing on June 30, 2007 and ending on June 30, 2012. The comparison assumes $100 was invested on June 30, 2007 in the Common Stock, the Russell 2000 Index and the peer companies selected by Corinthian and assumes the reinvestment of all dividends, if any. The companies in the peer group, all of which are education companies, are weighted according to their market capitalization. Included in the peer group are: Apollo Group Inc., Career Education Corporation, DeVry, Inc., ITT Educational Services, Inc., Lincoln Educational Services Corporation, Universal Technical Institute, Inc. and Strayer Education, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Corinthian Colleges, Inc., the Russell 2000 Index
and a Peer Group

*
$100 invested on 6/30/07 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group	Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group	Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group
6/07	100.00	100.00	100.00	2/09	120.93	47.81	112.30	10/10	32.11	88.44	73.81
7/07	82.69	93.16	96.90	3/09	119.40	52.07	117.57	11/10	25.41	91.51	69.00
8/07	86.31	95.27	98.13	4/09	94.54	60.12	101.00	12/10	31.98	98.78	78.14
9/07	97.67	96.91	101.82	5/09	94.41	61.93	96.09	1/11	32.41	98.52	79.24
10/07	100.61	99.69	126.71	6/09	103.93	62.84	112.92	2/11	32.17	103.92	86.34
11/07	107.18	92.53	119.02	7/09	94.78	68.90	109.61	3/11	27.13	106.62	82.73
12/07	94.54	92.47	106.69	8/09	117.68	70.87	109.39	4/11	27.32	109.43	79.79
1/08	51.87	86.17	114.10	9/09	113.93	74.96	118.74	5/11	23.70	107.38	79.96
2/08	48.80	82.97	86.71	10/09	97.36	69.87	100.52	6/11	26.15	104.91	85.96
3/08	44.38	83.32	70.00	11/09	90.98	72.06	102.42	7/11	25.54	101.11	93.48
4/08	69.67	86.81	90.66	12/09	84.53	77.87	106.58	8/11	13.51	92.32	76.74
5/08	78.58	90.80	88.12	1/10	85.94	75.00	106.91	9/11	9.52	81.97	63.66
6/08	71.27	83.81	85.18	2/10	99.57	78.38	113.88	10/11	11.72	94.37	72.25
7/08	96.69	86.91	103.30	3/10	107.98	84.76	118.86	11/11	16.14	94.03	67.48
8/08	81.46	90.05	102.45	4/10	95.89	89.55	112.38	12/11	13.32	94.65	73.59
9/08	92.08	82.87	95.46	5/10	82.20	82.76	106.91	1/12	18.60	101.34	75.52
10/08	87.66	65.63	107.76	6/10	60.47	76.35	90.04	2/12	27.56	103.76	67.09
11/08	98.71	57.87	115.89	7/10	55.86	81.59	95.22	3/12	25.41	106.42	62.43
12/08	100.49	61.23	114.46	8/10	29.96	75.55	71.88	4/12	23.57	104.78	59.04
1/09	114.67	54.42	123.38	9/10	43.09	84.97	89.25	5/12	16.82	97.84	52.53
								6/12	17.74	102.73	59.35

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations data and the balance sheet data set forth below as of and for each of the 5 years ended June 30, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

	Years Ended June 30,
	2012	2011	2010(3)	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues(1)	$1,605,472	$1,784,080	$1,658,002	$1,217,033	$989,167

Operating expenses:
Educational services	974,229	1,046,503	900,829	690,549	569,611
General and administrative	175,572	205,124	192,554	135,747	114,938
Marketing and admissions	395,258	388,962	332,629	272,494	254,529
Impairment, facility closing, and severance charges	18,270	220,058	—	4,326	6,588

Total operating expenses	1,563,329	1,860,647	1,426,012	1,103,116	945,666

Income (loss) from operations	42,143	(76,567)	231,990	113,917	43,501
Interest income	(1,773)	(896)	(1,091)	(1,632)	(3,201)
Interest expense, net	9,128	8,529	5,010	2,714	1,793
Other expense (income), net	11,633	(3,418)	(4,236)	1,160	(1,391)

Income (loss) before provision for income taxes	23,155	(80,782)	232,307	111,675	46,300
Provision for income taxes	7,011	25,295	91,734	43,813	15,743

Income (loss) from continuing operations	16,144	(106,077)	140,573	67,862	30,557
(Loss) income from discontinued operations, net of tax	(26,389)	(5,088)	5,398	898	(9,290)

Net (loss) income	$(10,245)	$(111,165)	$145,971	$68,760	$21,267

Income (loss) per common share—basic:
Income (loss) from continuing operations	$0.19	$(1.24)	$1.60	$0.79	$0.36

(Loss) income from discontinued operations	$(0.31)	$(0.06)	$0.06	$0.01	$(0.11)

Income (loss) per common share—diluted:
Income (loss) from continuing operations	$0.19	$(1.24)	$1.59	$0.78	$0.36

(Loss) income from discontinued operations	$(0.31)	$(0.06)	$0.06	$0.01	$(0.11)

Weighted average number of common shares outstanding:
Basic	84,982	85,388	87,696	86,121	84,954

Diluted	85,581	85,388	88,707	87,517	86,013

	Years Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$152,766	$15,022	$204,290	$198,677	$13,613
Investing activities	(2,899)	(110,660)	(430,787)	(48,794)	(36,568)
Financing activities	(184,429)	(7,074)	275,244	(21,420)	(44,914)
Capital expenditures	(42,196)	(110,660)	(83,488)	(49,525)	(54,880)
Number of colleges/training centers at end of period	116	114	108	96	96
Student population at end of period	91,460	90,507	105,494	80,969	64,928
Starts during the period(2)	110,155	116,206	129,021	109,117	92,698
Balance Sheet Data:
Cash and cash equivalents	$72,525	$107,430	$209,419	$160,528	$32,104
Working capital	69,849	208,302	151,245	120,974	106,041
Total assets	1,064,513	1,204,225	1,389,420	798,871	704,479
Long-term debt, net of current portion	132,653	317,458	299,368	13,895	62,491
Long-term capital lease obligations, net of current portion	12,231	12,976	13,636	14,189	14,689
Total stockholders' equity	$564,915	$565,067	$691,034	$517,668	$422,022

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

  Background and Overview

        As of June 30, 2012, we operated 116 colleges with 91,460 students in 26 states and the province of Ontario, Canada. During the fiscal year ended June 30, 2012, the Company had net revenues of $1,605.5 million. Our revenues consist principally of student tuition and fees and are presented as net revenues after adjustments for refunds related to students who do not complete their courses. We recognize revenues pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program.

        Net revenues decreased $178.6 million or 10.0% from $1,784.1 million in fiscal 2011 to $1,605.5 million in fiscal 2012. The decrease is primarily due to a 10.3% decrease in the average student population offset partially by a 0.3% increase in the average revenue rate per student during the period. The decline in average student population was largely due to our decision to limit the enrollment of ATB students beginning in fiscal 2011. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student starts typically occur several times per month in the diploma-granting colleges. In the degree-

granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional "mini-start" in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level (diploma, associate's, bachelor's or master's degree) and the specific curriculum. The majority of students at our colleges rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses.

        Most of our schools in the United States have historically accepted non-high school graduates who can demonstrate an ability to benefit ("ATB students") from the program by passing certain tests which are required by ED. Serving ATB students has historically been part of the Company's mission. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, given the shift to a 3-year default measurement period and the structural changes in student lending, we stopped enrolling ATB students into our U.S. Everest and WyoTech institutions on September 1, 2010. Due to the success of our default prevention initiates, we resumed enrolling ATB students on a more limited basis in June 2011. However, the Consolidated Appropriations Act of 2012 eliminated federal student aid eligibility for all students without a "certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate." A student who does not possess a high school diploma, or a recognized equivalent, but who is enrolled in a Title IV eligible program any time prior to July 1, 2012 may be eligible to receive Title IV student assistance after July 1, 2012. As of June 30, 2012, ATB students accounted for approximately 7.3% of total enrollments in our U.S. schools. To help offset the loss of ATB students associated with funding restrictions in the Appropriations Act, we plan to offer free General Education Development (GED) preparation services to the general public. We currently offer GED services to our existing ATB students and expect to offer similar services to the general public at most of our U.S. campuses by the end of fiscal 2013. We believe that some portion of students who obtain a GED through one of our schools could potentially enroll in one of our programs or pursue other post-secondary education.

  Critical Accounting Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, insurance/self-insurance, goodwill and intangible assets, deferred taxes, assets and liabilities held for sale, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

        Our critical accounting estimates are those which we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates is as follows:

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts notes receivable agings and applying various expected loss percentages to student accounts notes receivable categories based upon historical bad debt experience and consideration of the current economic environment. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 14.9% to 17.9% or $16.8 million to $20.2 million would result in a decrease in pre-tax income of $3.4 million for the year ended June 30, 2012. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 43.6% to 46.6% or $79.5 million to $85.0 million would result in a decrease in pre-tax income of $5.5 million for the year ended June 30, 2012.

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

        During the second quarter of fiscal 2011, our market capitalization was less than the book value of our net assets, which we considered an indicator of impairment. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. The results of the interim impairment test indicated that the fair value of two of our reporting units, related to our Everest schools located in North America, with identified goodwill of $203.6 million was less than the carrying value. Accordingly, we estimated the implied fair value of the goodwill of these reporting units by allocating the fair value of each reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. As a result of this analysis, we determined that the current fair value of the goodwill in these reporting units was $0, and accordingly recorded an impairment charge of $203.6 million, the majority of which was nondeductible for tax purposes during fiscal 2011. The average weighted average cost of capital (WACC), terminal growth rate, and revenue growth rate used to determine the fair value of the reporting units that incurred goodwill impairment at December 31, 2010 was 21.0%, 1.8%, and 3.6%, respectively.

        We believe the underlying reason for the $203.6 million impairment charge during the second quarter of fiscal 2011 resulted from continued uncertainty in the regulatory environment which resulted in an increase in business risk, particularly in our Everest schools. Accordingly we increased the WACC used in our impairment testing to reflect such risk, which reduced the present value of discounted cash flows and resulted in the impairment charge. The business risk related to the uncertainty in the regulatory environment remains an influence on our stock price. However, this uncertainty has had less of an impact on our operating results than originally anticipated by the market. Our forecasted operating results continue to reflect the impact of discontinuing to enroll ATB students as discussed within the "Background and Overview" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The magnitude of the impairment charge is partially driven by changes in the difference between the carrying value and the fair value of accreditation. Prior to the adoption of SFAS No. 141, "Business Combinations" in July 1, 2002 we did not allocate value to other indefinite-lived assets. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying amounts, regardless of acquisition date. Accordingly, the impairment test allocates fair market value to indefinite-lived intangible assets acquired prior to July 1, 2002 that were never assigned carrying value. This assignment of value to these indefinite-lived intangible assets for valuation purposes resulted in additional goodwill impairment as a carrying value was not allocated to these assets at the date of acquisition. Accreditation is required for an institution to be eligible to participate in the federal student financial aid programs. The process of applying for accreditation is a time intensive and expensive process, whereby an institution is required to operate without eligibility to Title IV funds for several years. The lack of access to Title IV funds creates a barrier to entry for the industry. We used the With and Without Method in valuing accreditation both upon acquisition and in the performance of our impairment analysis, which estimates the fair value of an asset as the present value of differential cash flows between two scenarios. The With and Without Method is essentially a buy versus build analysis. As it was applied to the fair valuation of accreditation, the "with" component reflects the present value of the "as is" cash flows, while the "without" component of the analysis assumes the initial grant of accreditation, and the hypothetical scaling of operations to the "as is" state. Historically, we have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses. Branch campuses of an existing accredited institution receive immediate access to Title IV funds. As we open new branch campuses, the projected cash flows and fair value assigned to accreditation increases. This assignment of more value to accreditation relative to the carrying value at the date of acquisition has also resulted in additional goodwill impairment.

        We determined the fair value of our reporting units using an equal weighting of an income approach, based on discounted cash flow ("DCF"), and a market-based approach. The DCF incorporated our cash flow projections and a terminal value. This amount was then discounted using a weighted average cost of capital (WACC) which considered our costs of debt and equity. We then reconciled the calculated fair value of our reporting units to our market capitalization, including a reasonable premium, as another consideration in assessing fair value.

        In establishing the WACC, consideration was given to specific regulatory risks related to each reporting unit, including the impact of our decision with respect to enrolling "ability to benefit" students. Our cash flow projections incorporate our best estimate of potential future changes related to gainful employment. However, further negative developments in the regulatory environment could impact future assessments and result in impairments of goodwill and other indefinite lived intangible assets. In addition, impairment assessments involve significant judgments related to future revenues and earnings. Although we believe we have made reasonable and supportable estimates in connection with our impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

        During the first quarter of fiscal 2012, we considered if any indicators of impairment existed at the balance sheet date. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. We believe that continued regulatory uncertainties, and the potential impact of new regulations, particularly regulations regarding gainful employment, have had a sustained negative impact on our stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets related to the WyoTech schools were impaired. The estimated fair values of WyoTech's trade names and accreditation fell below their carrying values of $14.0 million and $2.2 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011. As a result, we recorded an impairment charge of $7.1 million, which reduced the carrying value of WyoTech's trade names to $8.6 million and accreditation to $0.5 million.

        The remaining goodwill on our balance sheet of $197.9 million relates to the Heald reporting unit which was acquired in January 2010. Our annual impairment tests of the Heald goodwill and of indefinite-lived intangible assets related to the Heald acquisition did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, at June 30, 2012 we assumed a WACC of 11.7%, revenue growth rates ranging from (2.4%) to 3.4% for fiscal 2013 to 2015 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 13.6%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and to regulatory uncertainty. Although we believe we have made reasonable and supportable estimates in connection with our impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

        We used the relief from royalty method to estimate the fair value of trade names. Under the relief from royalty method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licensed to a third-party. For Heald, we assume a royalty rate of 3.0% based upon comparable licensing transactions, a discount rate of 13.9%, a tax rate of 39%, and a terminal growth rate value of 4.0%. For WyoTech, we assume a royalty rate of 2.25% based upon comparable licensing transactions, a discount rate of 20.9%, a tax rate of 39% and a terminal growth rate value of 1.5%.

        Indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value of an intangible asset is less than its carrying amount, an impairment charge is recorded in the consolidated statements of operations. When testing for impairment, management calculates the present value of its estimates of the future cash flows expected to be received from the assets tested and compares this result to the carrying value of the assets tested. If the resulting amount was below the carrying value of the related assets, we would consider the assets to be impaired and take a charge to write down those assets to fair value.

        Accreditation is required for an institution to be eligible to participate in the federal student financial aid programs. The process of obtaining accreditation and access to Title IV funds is a barrier to entry for the industry. The process of applying for accreditation is a time intensive and expensive process, whereby an institution is required to operate without eligibility to Title IV funds for several years. For the 2012 fiscal year, our institutions derived the majority of their revenues from Title IV programs, and the Company as a whole derived approximately 84.6% of its net U.S. revenue from Title IV Programs.

        We used the With and Without Method in valuing accreditation both upon acquisition and in the performance of our impairment analysis, which estimates the fair value of an asset as the present value of differential cash flows between two scenarios. As it was applied to the fair valuation of accreditation, the "with" component reflects the present value of the "as is" cash flows, while the "without" component of the analysis assumes the initial grant of accreditation, and the hypothetical scaling of operations to the "as is" state.

        For accreditation, the current "as is" scenario derives value from cash flows projected from fiscal 2013 to fiscal 2018, with compound annual growth rates ranging from (28.4%) to 10.9% with discount rates ranging from 13.9% to 30.9%. After the estimated future cash flows for the "as is" and "without" scenarios were determined, management calculated their respective present values and then subtracted the present value of the "without" scenario from the present value of the "as is" scenario to obtain the estimated fair value of accreditation. The significant assumptions for the Without scenario include estimated compound annual growth rates ranging from 53.4% to 72.8% with discount rates ranging from 13.9% to 30.9%. Using this analysis, at June 30, 2012 the fair value of accreditation exceeded book value by a range of 8.7% to 1134%.

        The determination of whether or not intangible assets are impaired involves significant judgment. This judgement includes estimates of student population, program mix, and pricing changes which could be affected by future regulations, or compliance with regulatory and accreditation standards. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

        Assets and liabilities held for sale.    We estimate the fair value of certain assets and liabilities associated with schools that are held for sale. The valuation of these assets and liabilities involves subjective judgment by management on the timing and amount of proceeds or payments. These estimates had an effect on the amount of impairment losses recognized during 2012. We develop these assumptions based on past experience and by evaluating the circumstances surrounding each situation and location. These estimates are subject to change and thus any variation to the estimates could influence the total loss on the sale of schools.

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

        Stock-based compensation.    Stock-based compensation cost for our equity instruments exchanged for employee and director services is measured at the date of grant, based on the calculated fair value of the grant and is recognized as an expense on a straight-line basis over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation.

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

          On August 10, 2012, Corinthian, through a wholly-owned subsidiary, purchased substantially all of the capital stock of QuickStart Intelligence Corporation ("QuickStart") pursuant to a Stock Purchase Agreement with all but one of QuickStart's stockholders for $13.3 million in cash, plus $1.6 million for QuickStart's estimated positive working capital at closing (subject to post-closing adjustment). The Company expects to complete the acquisition of QuickStart's remaining capital stock pursuant to a statutory merger with one of Corinthian's wholly-owned subsidiaries during the quarter ending September 30, 2012. Corinthian paid the purchase price with existing cash and borrowings under its credit facility.

  Results of Operations

        During fiscal 2012, the Company decided to divest two WyoTech schools located in Sacramento, CA and Daytona Beach, FL and four Everest schools located in San Francisco, CA, San Jose, CA, Hayward, CA, and Los Angeles, CA (the "Sale Schools"). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales during fiscal 2013. Additionally, during fiscal year 2012, the Company completed the teach-out of the Ft. Lauderdale, FL and Chicago, IL campuses. The Company expects to have no significant continuing involvement with these locations after the respective sale or teach-outs are completed. The results of operations for the Sale Schools and teach-out schools are reflected within discontinued operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated.

        During fiscal year 2011, we completed the teach-out of its Fife, WA and Toronto (Central), Ontario campuses. Accordingly, the results of operations of the campuses are reflected as discontinued operations in our consolidated statements of operations for all prior periods presented.

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

        The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,
	2012	2011	2010
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	60.7	58.7	54.3
General and administrative	11.0	11.5	11.6
Marketing and admissions	24.6	21.8	20.1
Impairment, facility closing, and severance charges	1.1	12.3	—

Total operating expenses	97.4	104.3	86.0
Income (loss) from operations	2.6	(4.3)	14.0
Interest income	(0.1)	(0.1)	(0.1)
Interest expense, net	0.6	0.5	0.3
Other expense (income), net	0.7	(0.2)	(0.2)

Income (loss) from continuing operations before provision for income taxes	1.4	(4.5)	14.0
Provision for income taxes	0.4	1.4	5.5

Income (loss) from continuing operations	1.0	(5.9)	8.5
(Loss) income from discontinued operations, net of tax	(1.6)	(0.3)	0.3

Net (loss) income	(0.6)%	(6.2)%	8.8%

  Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

        Net Revenues.    Net revenues decreased $178.6 million or 10.0% from $1,784.1 million in fiscal 2011 to $1,605.5 million in fiscal 2012. The decrease is primarily due to a 10.3% decrease in the average student population offset partially by a 0.3% increase in the average revenue rate per student during the period. The decline in average student population was largely due to our decision to limit the enrollment of ATB students beginning in fiscal 2011. At June 30, 2012, student population increased 1.1% to 91,460 compared with 90,507 at June 30, 2011. Total student starts decreased 5.2% to 110,155 for the year ended June 30, 2012 when compared to the prior year.

        Educational Services.    Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses decreased $72.3 million or 6.9% from $1,046.5 million in fiscal 2011 to $974.2 million in fiscal 2012. As a percentage of net revenues, educational services expenses increased from 58.7% of revenues in fiscal 2011 to 60.7% of revenues in fiscal 2012. The increase was primarily due to an increase in compensation expense and facility expense as a percent of revenue, partially offset by improved bad debt expense. The increase as a percentage of revenues was due to lower revenue which resulted in a lower level of utilization of our staff and facilities in fiscal 2012 as compared to fiscal 2011. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affects educational services expenses as a percentage of revenues. Bad debt expense amounted to $52.2 million and 3.3% of net revenue in fiscal 2012 compared to $95.6 million and 5.4% of net revenue in fiscal 2011. The improvement in bad debt expense is primarily the result of continued efficiencies in packaging students with financial aid as a result of bringing processing in-house.

        General and Administrative.    General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $29.5 million or 14.4% from $205.1 million in fiscal 2011 to $175.6 million in fiscal 2012. As a percentage of net revenues, general and administrative expenses decreased from 11.5% in fiscal 2011 to 11.0% in fiscal 2012.

        Marketing and Admissions.    Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $6.3 million or 1.6% from $389.0 million in fiscal 2011 to $395.3 million in fiscal 2012. As a percentage of net revenues, marketing and admissions expenses increased from 21.8% in fiscal 2011 to 24.6% in fiscal 2012. The increase was primarily attributable to an increase in advertising costs due to an increase in advertising spend per start offset partially by a decrease in compensation expense. The total cost per start increased $241 or 7.2% from $3,347 in fiscal 2011 to $3,588 in fiscal 2012.

        Impairment, Facility Closing and Severance Charges.    Impairment, Facility Closing and Severance Charges decreased from $220.1 million in fiscal 2011 to $18.3 million in fiscal 2012. In fiscal 2011 we incurred a goodwill impairment charge of $203.6 million, severance of $9.6 million and recorded an impairment loss of $6.9 million related to the sale of a portion of our portfolio of student loans. During fiscal 2012, we incurred severance of $9.1 million, an impairment charge of $7.1 million, and recorded an impairment loss on long-lived assets of approximately $2.1 million related to the teach-outs of our Arlington and Decatur campuses.

        Provision for Income Taxes.    We recorded a tax provision of $7.0 million on our pretax income from continuing operations of $23.2 million for an effective tax rate of 30.2% in fiscal 2012 compared to $25.3 million tax provision on our $80.8 million pretax loss from continuing operations and negative effective rate of 31.3% in fiscal 2011. The change in our effective tax rate was due to $2.0 million in tax benefits recognized in fiscal 2012 related to return to provision adjustments associated with prior year meals and entertainment deductions and tax credit carryovers and $146.0 million of goodwill impairment charges in fiscal 2011 which were not deductible for tax. Excluding the $2.0 million of tax benefits from return to provision adjustments related to prior year meals and entertainment deductions and tax credit carryovers, the effective tax rate in fiscal 2012 was 38.8%. Excluding the impairment charge related to non-deductible goodwill, the effective tax rate for fiscal 2011 was 38.8%.

  Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

        Net Revenues.    Net revenues increased $126.1 million, or 7.6%, from $1,658.0 million in fiscal 2010 to $1,784.1 million in fiscal 2011. The increase is primarily due to a 6.9% increase in the average student population and a 0.6% increase in the average revenue rate per student during the period. The increase in the average student population is primarily due to the full year impact of the Heald acquisition. At June 30, 2011, student population was 90,507 compared with 105,494 at June 30, 2010. Total student starts decreased 9.9% to 116,206 for the year ended June 30, 2011 when compared to the prior year. As of June 30, 2011 and 2010, we operated 114 and 108 colleges, respectively.

        Educational Services.    Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses increased $145.7 million, or 16.2%, from $900.8 million in fiscal 2010 to $1,046.5 million in fiscal 2011. As a percentage of net revenues, educational services expenses increased from 54.3% of revenues in fiscal 2010 to 58.7% of revenues in fiscal 2011. The increase was primarily due to an increase in compensation expense, facility costs, and student services expense. The increase in facilities costs as a percentage of revenues was a result of a lower level of utilization of our facilities in fiscal 2011 as compared to fiscal 2010. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affects educational services expenses as a percentage of revenues. Bad debt expense amounted to $95.6 million and 5.4% of net revenue in fiscal 2011 compared to $88.5 million and 5.3% of net revenue in fiscal 2010.

        General and Administrative.    General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $12.5 million, or 6.5%, from $192.6 million in fiscal 2010 to $205.1 million in fiscal 2011. As a percentage of net revenues, general and administrative expenses were 11.6% and 11.5% in fiscal 2010 and fiscal 2011, respectively.

        Marketing and Admissions.    Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $56.4 million, or 17.0%, from $332.6 million in fiscal 2010 to $389.0 million in fiscal 2011. As a percentage of net revenues, marketing and admissions expenses increased from 20.1% in fiscal 2010 to 21.8% in fiscal 2011. The increase was primarily attributable to an increase in compensation and advertising costs due to an increase in the number of admission representatives and an increase in advertising spend per start. The total cost per start increased $769 or 29.8% from $2,578 in fiscal 2010 to $3,347 in fiscal 2011.

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

        Provision for Income Taxes.    We recorded a tax provision of $25.3 million on our pretax loss from continuing operations of $80.8 million for a negative effective tax rate of 31.3% in fiscal 2011 compared to 39.5% in fiscal 2010. The change in our effective tax rate was due to $146.0 million of goodwill impairment which was not deductible for tax. Excluding the impairment charge related to non-deductible goodwill, the effective tax rate for fiscal 2011 was 38.8%.

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

  Liquidity and Capital Resources

        On May 17, 2012, we entered into a Fourth Amended and Restated Credit Agreement (the "Credit Facility") with Bank of America, N.A., which replaces the credit facility that was set to expire in October 2012. The Credit Facility, which expires July 1, 2015, provides aggregate commitments including borrowings and letters of credit of up to $145 million, of which $135 million is a domestic facility, and $10 million is a Canadian facility. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $7.5 million for Canadian letters of credit. The Credit Facility is secured by guaranties from the Company and each of its subsidiaries, as well as a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries, including real property.

        The following table summarizes the terms of the Credit Facility and its status as of June 30, 2012:

Borrowing limit	$145 million
Interest Rate	At the Company's discretion, the base ("prime") rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company's Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings at June 30, 2012	$123.1 million.
Weighted Average Interest Rate at June 30, 2012	4.0%
Outstanding letters of credit at June 30, 2012	$16.8 million domestic, $4.5 million Canada.

        The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education ("ED") financial responsibility composite score. As of June 30, 2012, we were in compliance with all of the covenants.

        Long-term debt at June 30, 2011 also included a term loan credit facility (the "Mortgage Facility") dated March 24, 2009 between the Company's wholly-owned subsidiary, Heald Real Estate, LLC ("Heald Real Estate"), and Bank of America, N.A. ("B of A") that was secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the "Heald Guarantors"). During the third quarter of fiscal 2012, the Company completed the sale-leaseback of five Heald Real Estate properties. We used a portion of the proceeds to repay all mortgages held on these properties of approximately $14.7 million.

        Working capital amounted to $69.8 million as of June 30, 2012 and $208.3 million as of June 30, 2011 and the current ratio was 1.2:1 in fiscal 2012 and 1.9:1 in fiscal 2011. Average daily borrowings outstanding amounted to approximately $110.1 million in fiscal 2012, $203.3 million in fiscal 2011 and $57.8 million in fiscal 2010. The decrease in working capital compared to June 30, 2011 is primarily due to the reduction in borrowing capacity under the credit facility and corresponding repayment of cash borrowed for purposes of calculating our ED financial responsibility score as of year-end, a decrease in accounts receivable and an increase in prepaid tuition, partially offset by an increase in prepaid expenses and a decrease in accounts payable.

        Cash flows provided by operating activities amounted to $152.8 million in fiscal 2012 compared to $15.0 million in fiscal 2011 and to $204.3 million in fiscal 2010. The increase in cash provided by operating activities in fiscal 2012 compared to fiscal 2011 was primarily due to an increase in cash provided by working capital of $138.5 million. The change in working capital was primarily due to the Company not drawing down approximately $87.0 million of Title IV funds as of June 30, 2011 (which was subsequently collected in July 2011) and the timing of cash receipts and payments. Included in cash flows from operating activities are ($7.9) million, $0.2 million, and $9.8 million of net cash (used in) provided by operating activities related to discontinued operations for fiscal 2012, 2011 and 2010 respectively.

        Cash flows used in investing activities amounted to $2.9 million in fiscal 2012, $110.7 million in fiscal 2011 and $430.8 million in fiscal 2010. The decrease in cash used in investing activities during fiscal 2012 compared to fiscal 2011 is attributable to a decrease in in capital expenditures of $68.5 million in fiscal 2012 compared to fiscal 2011 and to net cash received during the sales-leaseback transaction.

        Capital expenditures amounted to $42.2 million in fiscal 2012, $110.7 million in fiscal 2011 and $83.5 million in fiscal 2010. Capital expenditures were incurred to build, relocate, remodel and enlarge campuses. During fiscal 2012, we incurred capital expenditures to build 2 new campuses, relocate 1 campus and to enlarge or remodel 32 campuses. During fiscal 2011, we incurred capital expenditures to build 6 new campuses, relocate 1 campus and to enlarge or remodel 28 campuses. And during fiscal 2010, we incurred capital expenditures to build 2 campuses, relocate 1 campus and to enlarge or remodel 32 campuses. Capital expenditures of approximately $10.4 million, $19.3 million and $20.8 million were incurred to purchase and to develop software in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The capital expenditures related to discontinued operations for fiscal 2012, 2011 and 2010 were $1.4 million, $3.1 million, and $3.0 million, respectively.

        Cash flows (used in) provided by financing activities amounted to ($184.4) million in fiscal 2012, ($7.1) million in fiscal 2011, and $275.2 million in fiscal 2010. During fiscal 2012, cash used in financing activities consisted of a net repayment of borrowings of $195.4 million and deferred fees for new line of credit of $2.7 million, partially offset by net proceeds from borrowing under student notes receivable sale agreement of $13.0 million and proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $0.7 million. During fiscal 2011, cash used in financing activities consisted of a $25.0 million treasury stock purchase, partially offset by net proceeds from borrowings of $16.5 million, and proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $1.4 million. During fiscal 2010, cash provided by financing activities consisted of net borrowings of $262.2 million, proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $11.5 million, and the excess tax benefit from share-based compensation of $1.6 million.

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

        On June 29, 2011, we entered into a loan origination agreement, as amended with ASFG, LLC ("ASFG") for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775 million of new student loans through June 2015. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, we completed the transition from the Genesis discount loan program to the ASFG discount loan program. We estimate loans funded under the Genesis discount loan program, net of refunds, have been approximately $59.8 million for fiscal year 2012. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $125.3 million for fiscal year 2012.

        This ASFG loan program has characteristics similar to the previous third party "discount loan" programs. As with the previous discount third party loan programs, under the ASFG program we pay a discount to ASFG for any loans purchased by ASFG and record the discount as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. We have applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse liability is established at the inception of the guarantee. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $29.4 million as of June 30, 2012. The recourse liability is recorded within accrued expenses. Upon recourse we will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse liability. The recourse liability related to the loans funded under the ASFG program at June 30, 2012 was $7.8 million, net of recourse paid. This recourse liability is in addition to the discount paid to ASFG and is based upon the ultimate anticipated default. We estimate loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

        Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $49.6 million for fiscal year ended June 30, 2012.

        Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $120.1 million for fiscal year ended June 30, 2012.

        Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $4.7 million for fiscal year ended June 30, 2012.

        Net revenues recognized related to the ASFG program have been $36.1 million, net of discount expense; cash flows have been a net inflow of $52.4 million for fiscal year ended June 30, 2012.

        Included within the Consolidated Statement of Operations, under the caption "Other (income) expense," for fiscal years ended June 30, 2012, 2011 and 2010 is net other (loss) income of ($11.7) million, $3.3 million, and $3.9 million, associated with the student notes program, respectively.

Genesis Program

        The net other expense (income) primarily reflects the interest income, loan origination fees, and costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $5.5 million, $3.3 and $3.9 million associated with the Genesis notes program, for fiscal years ended June 30, 2012, 2011, and 2010 respectively.

ASFG Program

        The net other expense (income) primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. We defer and recognize program structuring and management fees over the program length. All other fees are charged to expense as incurred. For fiscal year 2012, there was net other expense of $6.2 million associated with the ASFG notes program. Total fees paid to ASFG have been $13.4 million, of which $11.2 million are deferred as of June 30, 2012. Total program fees expected to be incurred over the program length are expected to be $8 to 10 million per year in incremental cost above those historically incurred under the Genesis program.

        We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2013.

  Off-Balance Sheet Arrangements and Contractual Obligations

        As of June 30, 2012, future minimum cash payments due under contractual obligations, including our credit agreement, borrowings under student notes receivable sale agreement, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Long-Term Debt(1)	$123,082	$—	$—	$—	$123,082	$—	$—
Borrowings under student notes receivable sale agreement	12,951	3,380	3,800	3,800	1,971	—	—
Capital Lease Obligations	21,022	2,055	2,070	2,070	2,070	2,116	10,641
Operating Lease Obligations	707,599	119,677	105,754	84,227	72,920	63,707	261,314

Total	$864,654	$125,112	$111,624	$90,097	$200,043	$65,823	$271,955

(1)
Long-term debt consists of a revolving credit facility. The related obligations of $123.1 million do not reflect interest amounts due under the credit facility. See Note 6 for additional information related to the Company's credit facility.

        ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of June 30, 2012, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

        Interest Rate Exposure.    As of June 30, 2012, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $123.1 million and capital lease obligations of $12.9 million, and (ii) student notes receivable, net, in the aggregate amount of $102.9 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

        Foreign Currency Exposure.    A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar. Our investment in our foreign operations as of June 30, 2012 was a deficit of approximately CAD $29.4 million and we had borrowings outstanding under the credit facility of approximately CAD $5.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements of the Company and its subsidiaries are included below on pages 96-144 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Corinthian Colleges, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries at June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corinthian Colleges, Inc. and subsidiaries internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Orange County, California
August 24, 2012

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of June 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,525	$107,430
Accounts receivable, net of allowance for doubtful accounts of $16,792 and $22,839 at June 30, 2012 and 2011, respectively	96,224	162,059
Student notes receivable, net of allowance for doubtful accounts of $20,752 and $18,603 at June 30, 2012 and 2011, respectively	26,772	18,446
Deferred income taxes	37,242	37,883
Prepaid expenses and other current assets	112,567	87,577
Assets held for sale	7,277	22,268

Total current assets	352,607	435,663
PROPERTY AND EQUIPMENT, net	251,821	318,284
OTHER ASSETS:
Goodwill	197,875	197,875
Other intangibles, net	174,098	183,149
Student notes receivable, net of allowance for doubtful accounts of $58,758 and $58,542 at June 30, 2012 and 2011, respectively	76,098	58,405
Deposits and other assets	7,396	7,065
Deferred income taxes	4,618	3,784

TOTAL ASSETS	$1,064,513	$1,204,225

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,184	$74,231
Accrued compensation and related liabilities	79,470	91,528
Accrued expenses	41,812	19,141
Prepaid tuition	111,129	27,129
Current portion of capital lease obligations	710	628
Current portion of long-term debt	3,380	730
Liabilities held for sale	22,073	13,974

Total current liabilities	282,758	227,361
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,231	12,976
LONG-TERM DEBT, net of current portion	132,653	317,458
DEFERRED INCOME TAXES	4,959	18,565
OTHER LONG-TERM LIABILITIES	66,997	62,798
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 91,352 issued and 85,178 shares outstanding at June 30, 2012: 90,786 issued and 84,612 shares outstanding at June 30, 2011	9	9
Additional paid-in capital	251,425	241,882
Treasury stock	(56,368)	(56,368)
Retained earnings	367,758	378,003
Accumulated other comprehensive income	2,091	1,541

Total stockholders' equity	564,915	565,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,064,513	1,204,225

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2012	2011	2010
NET REVENUES	$1,605,472	$1,784,080	$1,658,002

OPERATING EXPENSES:
Educational services (including bad debt expense of $52,242, $95,566 and $88,453 for the years ended June 30, 2012, 2011 and 2010, respectively)	974,229	1,046,503	900,829
General and administrative	175,572	205,124	192,554
Marketing and admissions	395,258	388,962	332,629
Impairment, facility closing and severance charges	18,270	220,058	—

Total operating expenses	1,563,329	1,860,647	1,426,012

INCOME (LOSS) FROM OPERATIONS	42,143	(76,567)	231,990
Interest income	(1,773)	(896)	(1,091)
Interest expense (net of capitalized interest of $625, $2,003, and $1,291 for the years ended June 30, 2012, 2011 and 2010, respectively)	9,128	8,529	5,010
Other expense (income), net	11,633	(3,418)	(4,236)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	23,155	(80,782)	232,307
Provision for income taxes	7,011	25,295	91,734

INCOME (LOSS) FROM CONTINUING OPERATIONS	16,144	(106,077)	140,573
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax benefit (expense) of $16,550, $3,392 and ($3,599) for the years ended June 30, 2012, 2011 and 2010, respectively	(26,389)	(5,088)	5,398

NET (LOSS) INCOME	$(10,245)	$(111,165)	$145,971

(LOSS) INCOME PER SHARE—BASIC:
Income (loss) from continuing operations	$0.19	$(1.24)	$1.60
(Loss) income from discontinued operations	(0.31)	(0.06)	0.06

Net (loss) income	$(0.12)	$(1.30)	$1.66

INCOME (LOSS) PER SHARE—DILUTED:
Income (loss) from continuing operations	$0.19	$(1.24)	$1.59
(Loss) income from discontinued operations	(0.31)	(0.06)	0.06

Net (loss) income	$(0.12)	$(1.30)	$1.65

Weighted average number of common shares outstanding:
Basic	84,982	85,388	87,696

Diluted	85,581	85,388	88,707

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Additional Paid-in Capital	Treasury Stock		Retained Earnings	Stockholders' Equity
Balance at June 30, 2009	89,341	$9	$208,331	$(31,368)	$(2,501)	$343,197	$517,668
Comprehensive income
Net income	—	—	—	—	—	145,971	145,971
Foreign currency translation	—	—	—	—	2,850		2,850
Other post employment benefit adjustment	—	—	—	—	253	—	253

Total comprehensive income							149,074

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	1,045	—	10,288	—	—	—	10,288
Stock based compensation expense	—	—	14,004	—	—	—	14,004

Balance at June 30, 2010	90,386	$9	$232,623	$(31,368)	$602	$489,168	$691,034

Comprehensive loss
Net loss	—	—	—	—	—	(111,165)	(111,165)
Foreign currency translation	—	—	—	—	819		819
Other post employment benefit adjustment	—	—	—	—	120	—	120

Total comprehensive loss							(110,226)

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	400	—	(1,020)	—	—	—	(1,020)
Treasury stock repurchase	—	—	—	(25,000)			(25,000)
Stock based compensation expense	—	—	10,279	—	—	—	10,279

Balance at June 30, 2011	90,786	$9	$241,882	$(56,368)	$1,541	$378,003	$565,067

Comprehensive loss
Net loss	—	—	—	—	—	(10,245)	(10,245)
Foreign currency translation	—	—	—	—	430		430
Other post employment benefit adjustment	—	—	—	—	120	—	120

Total comprehensive loss							(9,695)

Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	566	—	624	—	—	—	624
Stock based compensation expense	—	—	8,919	—	—	—	8,919

Balance at June 30, 2012	91,352	$9	$251,425	$(56,368)	$2,091	$367,758	$564,915

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,245)	$(111,165)	$145,971
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	73,165	78,589	66,035
Stock based compensation	8,919	10,279	14,004
Deferred income taxes	(10,888)	1,929	(26,975)
Loss on disposal of assets	1,027	1,321	809
Impairment charge	17,998	210,455	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	69,422	(72,556)	(29,526)
Student notes receivable, net	(25,973)	(10,521)	(21,561)
Prepaid expenses and other assets	(25,671)	(18,328)	(16,204)
Accounts payable	(47,751)	2,811	21,905
Accrued expenses and other liabilities	16,128	(21,014)	16,298
Income taxes payable	—	(9,256)	9,173
Prepaid tuition	87,618	(46,639)	10,437
Other long-term liabilities	(983)	(883)	13,924

Net cash provided by operating activities	152,766	15,022	204,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,196)	(110,660)	(83,488)
Proceeds from sale-leaseback transaction	39,297	—	—
Acquisition of Heald, net of cash acquired	—	—	(347,299)

Net cash used in investing activities	(2,899)	(110,660)	(430,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	186,161	457,150	512,062
Principal repayments on capital lease obligations and long-term debt	(381,603)	(440,643)	(249,898)
Proceeds from borrowing under student notes receivable sale agreement, net	12,951	—	—
Proceeds from exercise of stock options and employee stock purchase plan (including tax benefit of $710, $396, and $3,858 for the years ended June 30, 2012, 2011, and 2010, respectively)	727	1,419	11,480
Deferred financing fees	(2,665)	—	—
Excess tax benefit from share-based compensation	—	—	1,600
Purchase of treasury stock	—	(25,000)	—

Net cash (used in) provided by financing activities	(184,429)	(7,074)	275,244

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(343)	723	396

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,905)	(101,989)	49,143
CASH AND CASH EQUIVALENTS, beginning of year	107,430	209,419	160,276

CASH AND CASH EQUIVALENTS, end of year	$72,525	$107,430	$209,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid during the year for:
Income taxes	$(9,040)	$55,852	$99,429

Interest paid, net of capitalized interest	$6,064	$7,604	$4,801

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Note 1—Description of the Business and Summary of Significant Accounting Policies

  Description of the Business

        Corinthian Colleges, Inc. (the "Company"), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization.

        As of June 30, 2012, the Company operated 100 colleges in 26 states and 16 colleges in the Ontario, Canada province in the for-profit, post-secondary education industry. All of the Company's U.S. schools are accredited and grant either diplomas or degrees (associate's, bachelor's and master's) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. The Company also offers an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company's schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students in the United States rely on funds received from federal financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

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

JUNE 30, 2012

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

        The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments and other investments. Securities with maturities of three months or less at the date of purchase are classified as cash equivalents.

  Fair Value of Financial Instruments

        The carrying value of cash and cash equivalents approximates fair value at June 30, 2012 and 2011. In addition, the carrying value of all borrowings approximates fair value at June 30, 2012 and 2011. The student notes receivable, net, balances are presented within current and non-current assets on the consolidated balance sheets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

  Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts and notes receivable agings and applying various expected loss percentages to certain aged balances based upon historical bad debt experience and consideration of the current economic environment. The Company generally will write-off accounts and notes receivable balances deemed uncollectible. The Company offers a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed.

  Property and Equipment

        Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Furniture and equipment	7 years
Computer hardware and software	3 - 10 years
Leasehold improvements	Shorter of useful life or term of lease
Buildings (owned)	39 years

  Internal Software Development Costs

        The Company capitalizes certain internal software development costs in accordance with accounting guidance which states that costs are amortized using the straight-line method over the estimated lives of the software. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Maintenance and repairs are expensed as incurred. The unamortized computer software costs which are included within the Property and Equipment caption of the Consolidated Balance Sheets were

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

$63.0 million and $65.7 million at June 30, 2012 and 2011, respectively. The total amount of amortization expense related to capitalized computer software costs recognized within operating expenses on the Consolidated Statements of Operations was $8.5 million, $6.6 million, and $5.8 million at June 30, 2012, 2011, and 2010, respectively.

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

        Indefinite-lived intangible assets are tested annually during the fourth quarter or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

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

  Accumulated Other Comprehensive Income

        The cumulative translation gain balance for the total operations of the Company included within other comprehensive (loss) income is $2.4 million, $2.0 million, and $1.1 million as of June 30, 2012, 2011 and 2010, respectively. The cumulative other post-employment benefit deferred tax balance for the total operations of the Company included within other comprehensive (loss) income is ($0.3) million, ($0.4) million, and ($0.5) million as of June 30, 2012, 2011 and 2010, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

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

        Students attending the Company's institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs, including any externships) or (ii) "courses" leading to an associate's, bachelor's or master's degree. Costs of "programs" or credit hours for "courses" are clearly identified in the Company's enrollment agreements. At the start of each student's respective "program" or "course" of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or course. The Company recognizes revenue from tuition and fees on a straight-line basis over the relevant period attended by the student of the applicable course or program of study. If a student withdraws from an institution, the Company ceases recognition of revenue and the paid but unearned portion of the student's tuition is refunded. Additionally, to ensure the delivery of education has occurred, either attendance is taken or academic events are monitored at appropriate intervals to ensure that the student is completing his or her respective field of study within the acceptable time period.

  Accounts Receivable

        Accounts receivable represent non-interest bearing trade receivables due from students. The amounts are expected to be settled with Title IV funds or other sources of financing within twelve months. These balances are unsecured and not guaranteed by any third party.

  Student Notes Receivable

        Student notes receivable represent student loans extended pursuant to a promissory note or retail installment contract that contain specific repayment terms and conditions and generally cannot be discharged in bankruptcy. These balances are also unsecured and not guaranteed by any third party.

        Student notes receivable represents loans that have maturity dates that generally range between 12 to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The average interest rate on all outstanding loans is 8.1% as of June 30, 2012. Interest income is recognized on the effective interest method. Origination fees are recognized over the weighted average loan life. Interest income and origination fees are recorded within non-operating (income) expense within the Consolidated Statement of Operations. Revenues related to the issuance of such notes are recognized over the student's applicable course or program period at the net amount

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

expected to be collected on such notes. Adjustments to our estimate of collectability of the notes are recorded as an adjustment to discount expense within revenue.

  Educational Services

        Educational services include the direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy and supplies expenses, bad debt expense, and other educational related expenses.

  Marketing and Admissions

        Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Advertising costs are charged to expense as incurred except for brochures and media production costs. The brochures and media production costs are recorded as prepaid expenses and charged to expense as consumed or upon the first airing of the advertisement, respectively. Advertising expenses amounted to approximately $167.6 million, $155.6 million, and $145.5 million for the years ended June 30, 2012, 2011 and 2010, respectively.

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

        The campus locations of Houston (Hobby) and Houston (Bissonett) suffered damage as a result of Hurricane Ike in September 2008. At the time of the event, the Company had business interruption and property damage coverage for these locations. During fiscal 2010, the Company recovered approximately $3.2 million in business interruption and property damage insurance that has been recognized within educational services expense in the Consolidated Statements of Operations.

  Post Retirement Benefit Obligation

        The Company provides certain post-retirement benefits to a limited number of its previous employees and their families, which the Company recognizes the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur.

  Stock-Based Compensation

        Stock-based compensation cost for our equity instruments exchanged for employee and director services is measured at the date of grant, based on the calculated fair value of the grant and is recognized as an expense on a straight-line basis over the period of time that the grantee must provide

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation.

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

  Segment Information

        The Company's operations are managed in a single reportable operating segment. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2012	2011	2010
	(In thousands)
Revenues from unaffiliated customers
U.S. operations	$1,538,318	$1,716,738	$1,580,908
Canadian operations	67,154	67,342	77,094

Consolidated	$1,605,472	$1,784,080	$1,658,002

Long-lived assets
U.S. operations	$699,394	$755,019
Canadian operations	12,512	13,543

Consolidated	$711,906	$768,562

        No one customer accounted for more than 10% of the Company's consolidated revenues or receivables. Revenues are attributed to regions based on the location of customers.

  New Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02 ("ASU 2012-02"), "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Although

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

the Company is still evaluating the impact of adopting ASU 2012-02, the Company does not believe it will have material impact on its financial condition, results of operations or disclosures.

        In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This standard is effective for the Company as of July 1, 2012 and will impact our financial statement presentation, but will not impact our results of operations, cash flows or financial condition.

  Concentration of Risk

        The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

        The Company extends credit for tuition to a majority of its students. A substantial portion is repaid through the student's participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education ("ED") requirements. Approximately 85.9%, 88.5% and 89.8% of the Company's U.S. revenues, on a cash basis, without the temporary relief imposed by the HEOA, were collected from funds distributed under Title IV Programs of the Higher Education Act of 1965, as amended (the "HEA") for the years ended June 30, 2012, 2011 and 2010, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation, placement on reimbursement status, or termination proceeding which could have a material adverse effect on the Company.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 2—Discontinued Operations

  Fiscal 2012

        During fiscal 2012, the Company decided to divest two WyoTech schools located in Sacramento, CA and Daytona Beach, FL and four Everest schools located in San Francisco, CA, San Jose, CA, Hayward, CA, and Los Angeles, CA (the "Sale Schools"). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales during fiscal 2013. Additionally, during fiscal year 2012, the Company completed the teach-out of the Ft. Lauderdale, FL and Chicago, IL campuses. The Company expects to have no significant continuing involvement with these locations after the respective sale or teach-outs are completed. The results of operations for the Sale Schools and teach-out schools are reflected within discontinued operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated.

  Fiscal 2011

        During fiscal year 2011, the Company completed the teach-out of its Fife, WA and Toronto (Central), Ontario campuses.

        The results of operations for schools held for sale and completed teach-out schools are reflected within discontinued operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated.

	For the fiscal years ending June 30,
	2012	2011	2010
	(in thousands)
Total Discontinued Operations
Net revenue	$52,625	$88,535	$105,795

(Loss) income before income tax, including estimated loss on disposal	(42,939)	(8,480)	8,997
Income tax (benefit) expense	(16,550)	(3,392)	3,599

Total net (loss) income from discontinued operations	$(26,389)	$(5,088)	$5,398

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 2—Discontinued Operations (Continued)

        Combined summary of assets and liabilities of the campuses identified above at June 30, 2012 and 2011 are as follows:

	As of June 30,
	2012	2011
	(in thousands)
Assets
Current Assets:
Accounts receivable, net of allowance for doubtful accounts of $1,445 and $3,661 at June 30, 2012 and 2011, respectively	$3,088	$6,824
Student notes receivable, net of allowance for doubtful accounts of $23 and $30 at June 30, 2012 and 2011, respectively	7	10
Prepaids & other current assets	1,434	1,278

Total Current Assets	4,529	8,112
Property and equipment, net	2,546	13,574
Student notes receivable, net of allowance for doubtful accounts of $674 and $671 at June 30, 2012 and 2011, respectively	202	245
Deposits & other assets	—	337

Total Assets	$7,277	$22,268

Liabilities
Current Liabilities:
Accrued compensation and related liabilities	$459	$7
Accrued expenses	6,174	1,277
Prepaid tuition	11,076	7,999

Total Current Liabilities	17,709	9,283
Other long-term liabilities	4,364	4,691

Total Liabilities	$22,073	$13,974

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 3—Detail of Selected Balance Sheet Accounts

        Prepaid expenses and other current assets consist of the following:

	As of June 30,
	2012	2011
	(In thousands)
Prepaid rent and facilities	$9,347	$8,969
Prepaid advertising	7,549	7,199
Course materials	2,612	2,951
Heald acquisition related deferred-compensation expense	704	4,908
Income tax refund receivable	15,755	29,921
Tenant receivable allowance	11,479	5,804
Prepaid ASFG program structure and management fees	11,234	5,266
Prepaid Genesis notes program—noncash interest expense and boarding fees	5,886	7,133
Prepaid discount	29,441	—
Other	18,560	15,426

Prepaid expenses and other current assets	$112,567	$87,577

        Property and equipment consist of the following:

	As of June 30,
	2012	2011
	(In thousands)
Furniture and equipment	$200,691	$178,090
Computer hardware and software	226,246	206,307
Leasehold improvements	211,027	197,455
Land	2,098	12,318
Buildings	38,454	58,514

	678,516	652,684
Less—accumulated depreciation and amortization	(426,695)	(334,400)

	$251,821	$318,284

        Depreciation expense associated with property and equipment was $68.4 million, $67.2 million and $54.6 million for the years ended June 30, 2012, 2011 and 2010, respectively. The amortization for leasehold improvements included in the totals above, is approximately $19.5 million, $20.9 million and $17.3 million for the years ended June 30, 2012, 2011 and 2010, respectively. The gross cost of assets recorded under capital building leases, included above, totaled approximately $16.6 million for the years ended June 30, 2012 and 2011. The accumulated amortization related to these assets is approximately $7.7 million and $7.0 million as of June 30, 2012 and 2011, respectively. The amortization expense associated with these capital lease assets is included in total depreciation expense.

        On February 29, 2012, the Company completed a sale-leaseback of five properties for an aggregate purchase price of $39.9 million, which resulted in a gain of approximately $5.1 million. Simultaneously with the sale, Corinthian leased the five properties back for a fifteen year term at an initial aggregate

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 3—Detail of Selected Balance Sheet Accounts (Continued)

rental rate of approximately $3.5 million per year. The Company currently operates a Heald College campus at each of the locations, and will continue to do so under the lease agreement. The Company will amortize the gain over the 15 year lease term on a straight-line basis. In addition, the Company used a portion of the proceeds to repay mortgages held on these properties of approximately $14.7 million.

        The changes in the carrying amount of goodwill for the years ended June 30, 2012 and 2011 were as follows (in thousands):

	As of June 30,
	2012	2011
Beginning goodwill balance	$197,875	$400,204
Currency translation adjustment	—	1,872
Acquisitions/Adjustments	—	(640)
Impairment	—	(203,561)

Ending goodwill balance	$197,875	$197,875

        At June 30, 2012 and 2011 the accumulated impairment losses associated with acquired goodwill was $203.6 million.

        During fiscal 2011, the Company's market capitalization suffered a substantial decline. Management believes that regulatory uncertainties, and the potential impact of new regulations, particularly regulations regarding gainful employment, had a sustained negative impact on the Company's stock price, and, consequently, the Company's market capitalization. During the second quarter of fiscal 2011, the Company's market capitalization was below book value of the Company's net assets, which the Company considered an indicator of impairment. Consequently, the Company performed an interim impairment test on goodwill and other indefinite-lived intangible assets.

        The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The Company performed the goodwill impairment test one level below the operating segment level. The results of the interim impairment test indicated that the fair value of two of the Company's reporting units with identified goodwill of $203.6 million was less than their carrying value. The goodwill of these two reporting units relates to Everest schools located in North America. Accordingly, the Company estimated the implied fair value of the goodwill of these reporting units by allocating the fair value of the reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. As a result of this analysis, the Company determined that the current fair value of the goodwill in these reporting units was $0, and accordingly recorded an impairment charge of $203.6 million, the majority of which was nondeductible for tax purposes.

        The Company determined the fair value of the reporting units using an equal weighting of an income approach, based on discounted cash flow ("DCF"), and a market-based approach. The DCF incorporated the Company's cash flow projections and a terminal value. This amount was then discounted using a weighted average cost of capital (WACC) which considered our costs of debt and

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 3—Detail of Selected Balance Sheet Accounts (Continued)

equity. The Company then reconciled the calculated fair value of the reporting units to the Company's market capitalization, including a reasonable premium, as another consideration in assessing fair value.

        The Company believes the underlying reason for the $203.6 million impairment charge during fiscal 2011 resulted from continued uncertainty in the regulatory environment which resulted in an increase in business risk, particularly in the Everest schools. Accordingly the Company increased the WACC used in the impairment testing to reflect such risk, which reduced the present value of discounted cash flows and resulted in the impairment charge. The business risk related to the uncertainty in the regulatory environment remains an influence on the Company's stock price. However, this uncertainty has had less of an impact on the Company's operating results than originally anticipated by the market. The forecasted operating results continue to reflect the impact of discontinuing to enroll ATB students as discussed within the "Background and Overview" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        The magnitude of the impairment charge is partially driven by changes in the difference between the carrying value and the fair value of accreditation. Prior to the adoption of SFAS No. 141, "Business Combinations" in July 1, 2002 the Company did not allocate value to other indefinite-lived assets. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying amounts, regardless of acquisition date. Accordingly, the impairment test allocates fair market value to indefinite-lived intangible assets acquired prior to July 1, 2002 that were never assigned carrying value. This assignment of value to these indefinite-lived intangible assets for valuation purposes resulted in additional goodwill impairment as a carrying value was not allocated to these assets at the date of acquisition. Accreditation is required for an institution to be eligible to participate in the federal student financial aid programs. The process of applying for accreditation is a time intensive and expensive process, whereby an institution is required to operate without eligibility to Title IV funds for several years. The lack of access to Title IV funds creates a barrier to entry for the industry. The Company used the With and Without Method in valuing accreditation both upon acquisition and in the performance of our impairment analysis, which estimates the fair value of an asset as the present value of differential cash flows between two scenarios. The With and Without Method is essentially a buy versus build analysis. As it was applied to the fair valuation of accreditation, the "with" component reflects the present value of the "as is" cash flows, while the "without" component of the analysis assumes the initial grant of accreditation, and the hypothetical scaling of operations to the "as is" state. Historically, the Company has grown the business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses. Branch campuses of an existing accredited institution receive immediate access to Title IV funds. As new branch campuses are opened, the projected cash flows and fair value assigned to accreditation increases. This assignment of more value to accreditation relative to the carrying value at the date of acquisition has also resulted in additional goodwill impairment.

        The average WACC, terminal growth rate, and revenue growth rate used to determine the fair value of the reporting units that incurred goodwill impairment at December 31, 2010 were 21.0%, 1.8%, and 3.6%, respectively.

        During the first quarter of fiscal 2012, the Company considered if any indicators of impairment existed at the balance sheet date. Consequently, the Company performed an interim impairment test on goodwill and other indefinite lived intangible assets. The Company believes that continued regulatory

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 3—Detail of Selected Balance Sheet Accounts (Continued)

uncertainties, and the potential impact of new regulations have had a sustained negative impact on our stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets related to the WyoTech schools were impaired. The estimated fair values of WyoTech's trade names and accreditation fell below their carrying values of $14.0 million and $2.2 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011. As a result, the Company recorded an impairment charge of $7.1 million, which reduced the carrying value of WyoTech's trade names to $8.6 million and accreditation to $0.5 million.

        At June 30, 2012, the remaining goodwill on the balance sheet of $197.9 million relates to the Heald reporting unit which was acquired in January 2010. The Company's annual impairment test of the Heald goodwill and of indefinite-lived intangible assets related to the Heald acquisition did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, at June 30, 2012 the Company assumed a WACC of 11.7%, revenue growth rates ranging from (2.4%) to 3.4% for fiscal 2013 to 2015 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 13.6%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and to regulatory uncertainty. Although the Company believes the estimates made are reasonable and supportable in connection with the impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

        Should the Company's stock price remain depressed or decline further, the Company could incur additional impairment charges to write-down all or a portion of its goodwill and other intangible assets. Additionally, the fair value measure of accounting for financial instruments established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring and entity to develop it's own assumptions. The implied fair value of goodwill was determined using Level 3 inputs included in the Company's discounted cash flow valuation method.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 3—Detail of Selected Balance Sheet Accounts (Continued)

        Other intangibles, net consist of the following:

	As of June 30,
	2012	2011
	(In thousands)
Other Intangibles, net:
Non-amortizable intangibles:
Accreditation	$107,043	$109,872
Trade names	66,100	71,532

Non-amortizable intangibles	$173,143	$181,404

Amortizable intangibles, net:
Curriculum	$19,010	$19,085
Other	—	1,540

Amortizable intangibles	$19,010	$20,625
Less—accumulated amortization	(18,055)	(18,880)

Amortizable intangibles, net	$955	$1,745

Other intangibles, net	$174,098	$183,149

        Indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value of an intangible asset is less than its carrying amount, an impairment charge is recorded in the consolidated statements of operations. When testing for impairment, management calculates the present value of its estimates of the future cash flows expected to be received from the assets tested and compares this result to the carrying value of the assets tested. If the resulting amount was below the carrying value of the related assets, the Company would consider the assets to be impaired and take a charge to write down those assets to fair value.

        Accreditation is required for an institution to be eligible to participate in the federal student financial aid programs. The process of obtaining accreditation and access to Title IV funds is a barrier to entry for the industry. The process of applying for accreditation is a time intensive and expensive process, whereby an institution is required to operate without eligibility to Title IV funds for several years. For the 2012 fiscal year, the Company's institutions derived the majority of their revenues from Title IV programs, and the Company as a whole derived approximately 84.6% of its net U.S. revenue from Title IV Programs.

        The Company used the With and Without Method in valuing accreditation both upon acquisition and in the performance of our impairment analysis, which estimates the fair value of an asset as the present value of differential cash flows between two scenarios. As it was applied to the fair valuation of accreditation, the "With" component reflects the present value of the "as is" cash flows, while the "Without" component of the analysis assumes the initial grant of accreditation, and the hypothetical scaling of operations to the "as is" state.

        For accreditation, the current "as is" scenario derives value from cash flows projected from fiscal 2013 to fiscal 2018, with compound annual growth rates ranging from (28.4%) to 10.9% with discount

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 3—Detail of Selected Balance Sheet Accounts (Continued)

rates ranging from 13.9% to 30.9%. After the estimated future cash flows for the "as is" and Without scenarios were determined, management calculated their respective present values and then subtracted the present value of the Without scenario from the present value of the "as is" scenario to obtain the estimated fair value of accreditation. The significant assumptions for the Without scenario include revenue compound annual growth rates ranging from 53.4% to 72.8% with discount rates ranging from 13.9% to 30.9%. Using this analysis, at June 30, 2012 the fair value of accreditation exceeded book value by a range of 8.7% to 1,134%.

        The determination of whether or not intangible assets are impaired involves significant judgment. This judgement includes estimates of student population, program mix, and pricing changes which could be affected by future regulations, or compliance with regulatory and accreditation standards. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

        The Company used the relief from royalty method to estimate the fair value of trade names. Under the relief from royalty method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licensed to a third-party. For Heald, the Company assumes a royalty rate of 3.0% based upon comparable licensing transactions, a discount rate of 13.9%, a tax rate of 39%, and a terminal growth rate value of 4.0%. For WyoTech, the Company assumes a royalty rate of 2.25% based upon comparable licensing transactions, a discount rate of 20.9%, a tax rate of 39% and a terminal growth rate value of 1.5%.

        Amortization expense associated with intangibles was $0.8 million, $6.6 million and $6.4 million for the years ended June 30, 2012, 2011 and 2010, respectively. Curriculum is amortized over a range of five to fifteen years. Student relationships were amortized over one year. The total remaining weighted-average amortization period for intangible assets subject to amortization is approximately 1.8 years as of June 30, 2012. Additionally, included in intangible amortization, the Company recognized non-compete agreement expense totaling approximately $0.0 million for the year-ended June 30, 2012 and $0.2 million for the years ended June 30, 2011 and 2010.

        As of June 30, 2012, estimated future amortization expense is as follows (in thousands):

2013	$463
2014	332
2015	160
2016	—

Total	$955

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 3—Detail of Selected Balance Sheet Accounts (Continued)

        Accrued expenses consist of the following:

	As of June 30,
	2012	2011
	(In thousands)
Accrued advertising	$21,241	$11,318
Notes receivable recourse accrual	7,783	—
Deferred compensation	6,502	—
Accrued taxes and licenses	3,593	3,683
Other	2,693	4,140

	$41,812	$19,141

Note 4—Student Notes and Accounts Receivable

        Historically, the Company had developed several third party loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that the Company pays a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. The Company has historically referred to these types of loans as "discount loans," since a portion of the default risk related to these student loans by taking a discount on the disbursement is incurred. By accepting a reduced payment for these discounted loans from the servicing providers, the Company was not at risk for the amounts agreed to by them and the service providers and not entitled to any proceeds collected by the service providers in excess of this amount. Therefore the Company had recorded this discount as a reduction to revenue.

        In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. ("Genesis"), which specializes in subprime credit. Under this Genesis program the Company paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program the Company then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of the agreement. Since initiation of the Genesis program, the Company has acquired all of the loans that have been originated. Therefore, the Company is exposed to any credit defaults by students but retain all amounts collected from the students under this program.

        On June 29, 2011, the Company entered into a loan origination agreement, as amended with ASFG, LLC ("ASFG") for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775 million of new student loans through June 2015. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, the Company

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 4—Student Notes and Accounts Receivable (Continued)

completed the transition from the Genesis discount loan program to the ASFG discount loan program. The Company estimates loans funded under the Genesis discount loan program, net of refunds, have been approximately $59.8 million for fiscal year 2012. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $125.3 million for fiscal year 2012.

        This ASFG loan program has characteristics similar to the previous third party "discount loan" programs. As with the previous discount third party loan programs, under the ASFG program the Company pays a discount to ASFG for any loans purchased by ASFG and records the discount as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. The Company has applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse liability is established at the inception of the guarantee. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $29.4 million as of June 30, 2012. The recourse liability is recorded within accrued expenses. Upon recourse the Company will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse liability. The recourse liability related to the loans funded under the ASFG program at June 30, 2012 was $7.8 million, net of recourse paid. This recourse liability is in addition to the discount paid to ASFG and is based upon the ultimate anticipated default. The Company estimates loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, the Company's maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

        Typically, the repayment terms on student notes receivable are twelve months for each $1,000 of notes balance. The average student note balance is $2,700. The majority of loans within student notes receivable contain repayment terms of 60 months or less. Loan balances vary by program and by student, and are a function of program cost and student financial aid eligibility. The average interest rate on all outstanding loans is 8.1% as of June 30, 2012. Included in the consolidated balance sheet at June 30, 2012 and June 30, 2011 is $102.9 million and $76.9 million of notes receivable, respectively.

        During the fourth quarter of fiscal 2011, the Company sold to ASFG, on a non-recourse basis, part of its current portfolio of student loans for $24.3 million. The Company incurred an impairment charge of approximately $6.9 million associated with the sale of these loans. The impairment charge is primarily due to the write-off of imputed interest.

        During the first quarter of fiscal 2012, the Company sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of June 30, 2012, the Company received an advance of $10.1 million related to the sale, which has been recorded as debt on the consolidated

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 4—Student Notes and Accounts Receivable (Continued)

balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the consolidated statement of cash flows. The remaining $6.7 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of June 30, 2012, the remaining obligation is approximately $5.4 million.

        On June 29, 2012, the Company sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of June 30, 2012, the Company received an advance of $7.5 million related to the sale, which has been recorded as debt on the consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the consolidated statement of cash flows. The remaining $17.5 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of June 30, 2012 ASFG had not collected any principal payments related to this sale and the remaining obligation is approximately $7.5 million.

	June 30, 2012	June 30, 2011
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$113,016	$184,898
Less allowance for doubtful accounts	(16,792)	(22,839)

Accounts receivable, Net	96,224	162,059

Student notes receivable:
Student notes receivable, Gross	$182,380	$153,996
Less allowance for doubtful accounts	(79,510)	(77,145)

Student notes receivable, Net	$102,870	76,851

        The decrease in accounts receivable at June 30, 2012 compared to June 30, 2011 was primarily due to the Company not drawing down approximately $87.0 million of Title IV funds as of June 30, 2011 (which was subsequently collected in July 2011).

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

        The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The note reserve methodology is reviewed annually during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 4—Student Notes and Accounts Receivable (Continued)

indicate a change to methodology is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during fiscal 2012. In fiscal 2012, the Company has charged-off $68.6 million of Genesis notes net of recoveries. The charge-off is recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance.

	Balance at Beginning of Year	Charged to Statement of Operations	Deductions	Balance at End of Year
	(In thousands, continuing and discontinued operations)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2010	25,257	94,557	(92,281)	27,533
Year ended June 30, 2011	27,533	99,937	(100,970)	26,500
Year ended June 30, 2012	26,500	54,944	(63,207)	18,237
Student notes receivable:
Year ended June 30, 2010	28,787	69,012	(33,580)	64,219
Year ended June 30, 2011	64,219	70,759	(57,132)	77,846
Year ended June 30, 2012	77,846	70,959	(68,598)	80,207

        The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 43.6% to 46.6% or $79.5 million to $85.0 million would result in a decrease in pre-tax income from continuing operations of $5.5 million as of June 30, 2012. Recoveries for all periods presented are not material.

        Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $49.6 million for fiscal year ended June 30, 2012.

        Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $120.1 million for fiscal year ended June 30, 2012.

        Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $4.7 million for fiscal year ended June 30, 2012.

        Net revenues recognized related to the ASFG program have been $36.1 million, net of discount expense; cash flows have been a net inflow of $52.4 million for fiscal year ended June 30, 2012.

        Included within the Consolidated Statement of Operations, under the caption "Other (income) expense," for fiscal years ended June 30, 2012, 2011 and 2010 is net other (loss) income of ($11.7) million, $3.3 million, and $3.9 million, associated with the student notes program, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 4—Student Notes and Accounts Receivable (Continued)

Genesis Program

        The net other expense (income) primarily reflects the interest income, loan origination fees, and costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $5.5 million, $3.3 and $3.9 million associated with the Genesis notes program, for fiscal years ended June 30, 2012, 2011, and 2010 respectively.

ASFG Program

        The net other expense (income) primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. The Company defers and recognizes program structuring and management fees over the program length. All other fees are charged to expense as incurred. For fiscal year 2012, there was net other expense of $6.2 million associated with the ASFG notes program. Total fees paid to ASFG have been $13.4 million, of which $11.2 million are deferred as of June 30, 2012. Total program fees expected to be incurred over the program length are expected to be $8 to 10 million per year in incremental cost above those historically incurred under the Genesis program.

Note 5—Business Acquisitions

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

        Heald, through its subsidiaries, operates Heald College, a regionally accredited institution that prepares students for careers in healthcare, business, legal, information technology and other growing fields, primarily through associate degree programs. Heald College operated 11 campuses and had approximately 15,447 students at June 30, 2010.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 5—Business Acquisitions (Continued)

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

June 30, 2010
Unaudited
Revenues	$1,757,566
Income from Continuing Operations	145,491
Net income	150,889
Earnings per Share:
Basic	$1.72
Diluted	$1.70

        The Heald acquisition yielded a $10.3 million intangible asset related to student relationships with a useful life of twelve months with actual amortization beginning January 4, 2010 and completing December 31, 2010. The student relationship is amortized on a straight-line basis and included within educational services within the Consolidated Statement of Operations. The actual results for the years-ended June 30, 2011 and 2010 contain student relationship amortization of approximately $5.2 million. Included within the pro forma information presented within operating income is student relationship amortization of $5.1 million for the year-ended June 30, 2010.

        Included within working capital at the date of acquisition was cash of $20.9 million and accounts receivable of $4.6 million, net of an allowance for doubtful accounts of $6.1 million.

Note 6—Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations consist of the following:

	June 30, 2012	June 30, 2011
	(In thousands)
Credit facility obligations, with interest at 4.0% at June 30, 2012 and 3.3% at June 30, 2011	$123,082	$303,100
Mortgage facility obligations paid in February 2012	—	15,088
Borrowings under student notes receivable sale agreement(1)	12,951	—
Capital lease obligations	12,941	13,604

	148,974	331,792
Less—current portion of credit facility obligations	—	(730)
Less—current portion of borrowings under student notes receivable sale agreement(1)	(3,380)	—
Less—current portion of capital lease obligations	(710)	(628)

	$144,884	$330,434

(1)
See Note 4, Student Notes and Accounts Receivable for further discussion.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 6—Long-Term Debt and Capital Lease Obligations (Continued)

        The Company leases certain facilities under capital leases, which require monthly lease payments of approximately $0.2 million. The leases have interest rates ranging from 7.5% to 11.7% and expire on various dates through January 2027.

        Principal payments due under the long-term debt arrangements and future minimum lease payments under the capital lease obligations discussed above are as follows:

Fiscal Years Ending June 30,	Capital Lease Obligations	Borrowings Under Student Notes Receivable Sale Agreement(1)	Credit Facility Obligations	Total
	(In thousands)
2013	$2,055	$3,380	$—	$5,435
2014	2,070	3,800	—	5,870
2015	2,070	3,800	—	5,870
2016	2,070	1,971	123,082	127,123
2017	2,116	—	—	2,116
Thereafter	10,641	—	—	10,641

	21,022	12,951	123,082	157,055
Less—portion representing interest	(8,081)	—	—	(8,081)

Present value of minimum lease payments	12,941	12,951	123,082	148,974
Less—current portion	(710)	(3,380)	—	(4,090)

Total	$12,231	$9,571	$123,082	$144,884

(1)
During fiscal 2012, the Company received $17.6 million of proceeds from ASFG related to the sale of notes. The recourse provisions of the sale prevent the Company from derecognizing the underlying notes sold. Accordingly, the proceeds have been recorded as debt on the Consolidated Balance Sheet. The debt and underlying student notes will be derecognized as ASFG receives principal payments. As of June 30, 2012, the remaining obligation is approximately $13.0 million. The Company has classified the debt between short-term and long-term in proportion to the classification of the related student notes receivable.

        On May 17, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Credit Facility") with Bank of America, N.A., which replaces the credit facility that was set to expire in October 2012. The amended Credit Facility, which expires July 1, 2015, provides aggregate commitments including borrowings and letters of credit of up to $145 million, of which $135 million is a domestic facility, and $10 million is a Canadian facility. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $7.5 million for Canadian letters of credit. The Credit Facility is secured by guaranties from the Company and each of its subsidiaries, as well as a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries, including real property.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 6—Long-Term Debt and Capital Lease Obligations (Continued)

        The following table summarizes the terms of the Credit Facility and its status as of June 30, 2012:

Borrowing limit	$145 million
Interest Rate	At the Company's discretion, the base ("prime") rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company's Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings at June 30, 2012	$123.1 million.
Weighted Average Interest Rate at June 30, 2012	4.0%
Outstanding letters of credit at June 30, 2012	$16.8 million domestic, $4.5 million Canada.

        The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education ("ED") financial responsibility composite score. As of June 30, 2012, the Company was in compliance with all of the covenants.

        Long-term debt at June 30, 2011 also included a term loan credit facility (the "Mortgage Facility") dated March 24, 2009 between the Company's wholly-owned subsidiary, Heald Real Estate, LLC ("Heald Real Estate"), and Bank of America, N.A. ("B of A") that was secured by real estate of Heald Real Estate and guaranteed by Heald Capital, LLC and Heald Education, LLC (the "Heald Guarantors"). During the third quarter of fiscal 2012, the Company completed the sale-leaseback of five Heald Real Estate properties. The Company used a portion of the proceeds to repay all mortgages held on these properties of approximately $14.7 million.

Note 7—Common Stockholders' Equity

  Preferred Stock

        The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2012 and 2011, there were no outstanding shares of preferred stock.

  Common Stock

        The Company's issued and outstanding common stock is entitled to one vote per share on all matters.

        Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

  Employee Stock Purchase Plan

        In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 7—Common Stockholders' Equity (Continued)

ESPP. At June 30, 2012, employees had purchased 1,369,712 shares and 630,288 shares were still available for purchase under the ESPP.

  Stock Options and Restricted Stock Units ("RSUs")

        The Company maintains the Corinthian Colleges, Inc. 1998 Performance Award Plan, as amended, (the "1998 Plan"), which has been approved by the Company's stockholders. On November 20, 2003, the Company's stockholders approved the Company's 2003 Performance Award Plan, amendments and restatements of which were approved by the Company's stockholders on November 17, 2005 and November 15, 2010 and November 15, 2011 (as amended and restated, the "2003 Plan"), which authorized the issuance by the Company of up to the sum of (a) 20,550,000 additional shares of the Company's Common Stock, plus (b) the number of any shares subject to stock options granted under the 1998 Plan which expire or for any reason are cancelled or terminated without being exercised after the adoption of the 2003 Plan, plus (c) the number of any shares subject to stock options granted under the 2004 Plan which expire or for any reason are cancelled or terminated without being exercised after the termination of the 2004 Plan. When the 2003 Plan was approved by the Company's stockholders, the Company's ability to grant new awards under the 1998 Plan terminated, but did not affect awards then outstanding under the 1998 Plan. On November 17, 2004, the Company's Board of Directors also approved the Company's 2004 New Hire Plan (the "2004 Plan") (the 1998 Plan, the 2003 Plan and the 2004 Plan are collectively referred to as the "Plans"), which authorized the issuance of up to 265,000 additional shares of the Company's Common Stock, but only as an inducement material to the award recipient's entering into employment with the Company and only if the recipient was not previously an employee or director of the Company (or following a bona fide period of non-employment). When the 2003 Plan amendment and restatement was approved in November 2005, a resolution was passed by the Board of Directors that terminated the Company's ability to grant new awards under the 2004 Plan, but did not affect awards then outstanding under the 2004 Plan.

        As of June 30, 2012, the number of stock options, stock units, stock appreciation rights or other common stock-based securities available for future grant to directors, officers, employees and other eligible persons were 7,416,532 under the 2003 Plan. Options granted under the Plans were issued at exercise prices ranging from $1.89 - $33.83 per share and have expiration dates not longer than 10 years. RSUs can be settled only by delivery of the Company's Common Stock. Options and RSUs generally vest over a period of one to four years.

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

        Stock-based compensation expense of $8.9 million, $10.3 million and $14.0 million (pre-tax) were recorded for fiscal years 2012, 2011 and 2010, respectively. The tax benefit related to stock-based compensation recognized in fiscal 2012, 2011 and 2010, was $3.6, $4.1 and $5.6 million, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 7—Common Stockholders' Equity (Continued)

The impact of stock-based compensation (net of tax) on fiscal years 2012, and 2011 is $0.06 and $0.07 for both basic and diluted EPS, respectively. For fiscal year 2010, the impact of stock-based compensation (net of tax) is $0.10 and $0.09 for basic and diluted EPS, respectively.

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

	Fiscal Year Ended June 30,
	2012	2011	2010
Risk-free rate	0.9%	1.6%	2.4%
Expected years until exercise	4.4 years	4.7 years	4.7 years
Expected stock volatility	74.5%	56.7%	48.2%
Expected forfeiture rate	23.7%	14.0%	16.8%
Expected dividend rate	—	—	—

        A summary of the status of the Company's stock options is presented below:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2011	10,685	$14.16
Stock options granted during the year	1,377	1.89
Stock options exercised	—	—
Forfeitures or expired	(1,498)	11.75

Outstanding at June 30, 2012	10,564	12.91	3.2	$1,310

Exercisable at June 30, 2012	7,682	$15.69	2.4	$—

        The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $2.89 as of the end of fiscal 2012, which would have been received by the option holders had all option holders exercised their options as of that date. As of the date of exercise, the total intrinsic value of options exercised in fiscal 2012, 2011, and 2010 was $0.0 million, $0.0 million, and $6.6 million, respectively.

        The weighted-average fair value of stock options granted during fiscal 2012, 2011, and 2010 was $1.08, $2.24, and $8.02 per share, respectively.

        As of June 30, 2012, there was $5.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during fiscal year fiscal 2012, 2011 and 2010, was $8.5 million, $9.7 million and $13.7 million, respectively.

        During fiscal year 2012, the Company issued no shares in connection with the exercise of stock options. The stock options exercisable at June 30, 2012, 2011, and 2010 were 7,682,172, 7,493,844, and 6,417,778 respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 7—Common Stockholders' Equity (Continued)

        During fiscal 2012, the Company granted 1,452,912 RSUs with a weighted average fair value of $1.98. As of June 30, 2012, there were 1,808,959 RSUs outstanding.

  Shares Reserved for Future Issuance

        At June 30, 2012, the Company has reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of the ESPP and future issuances of stock options under the 2003 Plan:

Fiscal Year Ended June 30, 2012
(in thousands)
Reserved for ESPP stock	630
Reserved for stock options and RSUs outstanding and available for grant	7,417

Total	8,047

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

        The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Fiscal Years Ended June 30,
	2012	2011	2010
	(In thousands)
Basic common shares outstanding	84,982	85,388	87,696
Effects of dilutive securities:
Stock options and restricted stock units	599	—	1,011

Diluted common shares outstanding	85,581	85,388	88,707

        The Company had 12.4 million, 11.3 million, and 9.8 million shares that were anti-dilutive for the fiscal years ended June 30, 2012, 2011, and 2010, respectively.

        During July 2010, the Company's Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. The Company plans to repurchase shares on the open market or in private transactions from time to time, depending on the company's cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of June 30, 2012 the Company had repurchased 3,917,200 shares at an average price of $6.38 under this program during fiscal year 2011. No shares were repurchased in fiscal years 2012 or 2010.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 9—Income Taxes

        Geographic sources of income (loss) from continuing operations before income tax are as follows:

	Fiscal Years Ended June 30,
	2012	2011	2010
	(In thousands)
U.S. operations	$26,084	$(32,058)	$224,481
Canadian operations	(2,929)	(48,724)	7,826

Total income (loss) from continuing operations before income taxes	$23,155	$(80,782)	$232,307

        The components of the income tax provision from continuing operations are as follows:

	Fiscal Years Ended June 30,
	2012	2011	2010
	(In thousands)
Current provision
Federal	$15,525	$13,067	$99,418
State	(201)	6,891	15,876

	15,324	19,958	115,294

Deferred provision
Federal	(4,734)	9,546	(24,462)
State	(2,216)	(3,992)	(2,244)
Foreign	(1,363)	(217)	3,146

	(8,313)	5,337	(23,560)

Total provision for income taxes	$7,011	$25,295	$91,734

        Actual income tax provision differs from the income tax provision from continuing operations computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2012, 2011 and 2010 to income before provision for income taxes as follows:

	Fiscal Years Ended June 30,
	2012	2011	2010
	(In thousands)
Provision at the statutory rate	$8,104	$(28,273)	$81,307
State income tax provision, net of federal benefit	668	2,175	8,778
Permanent items	955	1,465	1,374
Change in unrecognized tax benefits	217	(677)	128
Goodwill write-down	—	48,416	—
Foreign taxes	174	2,894	(137)
Prior year deductions and credits	(1,972)	—	—
State refund claim	(902)	—	—
State rate change	709	—	—
Other	(942)	(705)	284

	$7,011	$25,295	$91,734

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 9—Income Taxes (Continued)

        The components of the Company's deferred tax asset and liability are as follows:

	As of June 30,
	2012	2011
	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$7,901	$11,769
Accrued vacation	9,594	9,573
State taxes	(2,348)	(182)
Workers' compensation accrual	2,604	2,047
Notes receivable allowance for doubtful accounts	8,096	10,581
Prepaids	(4,207)	(2,998)
Bonus accrual	7,780	2,521
Other	7,822	4,572

Current deferred tax asset	37,242	37,883
Non-current deferred tax asset (liability):
Deferred rent	320	449
Depreciation	4,377	3,458
Other	(79)	(123)

Non-current deferred tax asset	4,618	3,784

Notes receivable allowance for doubtful accounts	24,315	21,335
Stock compensation cost	15,523	13,218
Deferred rent	7,619	7,743
Accrued rent	10,532	9,974
Depreciation	(20,375)	(32,667)
Acquisition intangibles	(28,883)	(21,675)
Capital assets	(17,644)	(18,469)
Other	3,954	1,976

Non-current deferred tax liability	(4,959)	(18,565)

Net Deferred Tax Asset	$36,901	$23,102

        The Company has acquired various companies which had net operating loss carryovers at acquisition. As of June 30, 2012, substantially all of the federal and state net operating loss carry forwards had been fully utilized. As of June 30, 2012, the Company has utilized substantially all of its Canadian non-capital loss carryovers. As of June 30, 2012, the Company has state credit carryforwards of $2.8 million of which $2.5 million do not expire. The remaining state credits begin expiring in fiscal 2016.

        The Company's current intent is to re-invest in Canada all earnings from Everest Canada. Accordingly, no deferred taxes have been provided on the Canadian un-remitted earnings.

        As of June 30, 2012 and 2011, the Company has tax deductible goodwill of $155.3 million and $172.5 million, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 9—Income Taxes (Continued)

        The Company has adopted the recognition and measurement principles related to tax benefits under ASC 740. Under the standard, the Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This standard also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

        The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Fiscal years ended June 30,
	2012	2011	2010
Balances at beginning of year	$3,015	$3,437	$658
Increase (decrease) in unrecognized tax benefits	583	(422)	2,779

Balances at end of year	$3,598	$3,015	$3,437

        As of June 30, 2012, 2011 and 2010 the total amount of unrecognized tax benefits was $3.6 million, $3.0 million, and $3.4 million, respectively. As of June 30, 2012, 2011 and 2010, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $3.0 million, $2.7 million, and $2.7 million, respectively. The Company does not presently anticipate settlement of any uncertain tax positions matters within the next twelve months.

        The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest expense and penalties in income tax expense in its Consolidated Statement of Operations. For the years ended June 30, 2012, 2011 and 2010, the interest on uncertain tax positions included in the Consolidated Statement of Operations was not material As of June 30, 2012 and 2011, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Financial Position are not material.

        The Company may be subject to examination by the Internal Revenue Service ("IRS") for fiscal year 2011. The Company is also subject to examination in various state and foreign jurisdictions for the 2005-2011 fiscal years.

        During June 2010, the IRS contacted the Company regarding an examination of fiscal 2007, 2008 and 2009. The Company settled the examination during fiscal 2012. During fiscal 2012, the Company was examined by the IRS for fiscal 2010. During the third quarter of fiscal 2011, the Company settled a California FTB examination which included fiscal years 1999-2006. The examinations resulted in no material impact on the financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 10—Impairment, Facility Closing, and Severance Charges

        In fiscal 2012, the Company incurred impairment and severance charges of $18.3 million. The charge includes intangible assets impairment charge of $7.1 million (see Note 3—Detail of Selected Balance Sheet Accounts for further discussion), severance costs of $9.1 million, and impairment of other long-lived assets of $2.1 million related to the teach-out of the Decatur GA and Arlington VA campuses. During the third quarter of fiscal 2012, the Company decided to teach-out the Decatur GA and Arlington VA campuses through fiscal 2013. The results of operations for Decatur and Arlington will remain within continuing operations in the Company's consolidated statements of operations for all periods presented. Once the respective teach-outs are completed, the campuses will be included within discontinued operations. In fiscal 2011, the Company incurred impairment and severance charges of $220.1 million. Of that amount, the Company incurred a goodwill impairment charge of $203.6 million. (See Note 3—Detail of Selected Balance Sheet Accounts for further discussion). Additionally, in fiscal 2011, the Company incurred severance costs of $9.6 million as well as an impairment of $6.9 million related to the sale of Genesis notes sold to ASFG. (See Note 4—Student Notes and Accounts Receivable for further discussion).

        The components of the charges and the related balance sheet accounts for fiscal years 2012 and 2011 were as follows (in thousands):

	Goodwill & Intangible Asset Impairment	Other Long-lived Assets	Loss on Sale of Notes	Severance and Benefits	Facility Related	Total
Balance at June 30, 2010	$—	$—	$—	$—	$768	$768
Charges	203,562	—	6,894	9,602	—	220,058
Adjustments	—	—	—	—	—	—
Cash payments	—	—	—	(9,165)	(367)	(9,532)
Asset writedowns	(203,562)	—	(6,894)	—	—	(210,456)

Balance at June 30, 2011	$—	$—	$—	$437	$401	$838
Charges	7,074	1,977	—	9,150	69	18,270
Adjustments	—		—	—	—	—
Cash payments	—		—	(9,587)	(422)	(10,009)
Asset writedowns	(7,074)	(1,977)	—	—	—	(9,051)

Balance at June 30, 2012	$—	$—	$—	$—	$48	$48

Note 11—Commitments and Contingencies (Continuing and Discontinued Operations)

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 11—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

escalations on the space. Future minimum lease payments under operating leases are as follows for the twelve months ending June 30:

Operating Leases
(In thousands)
2013	$119,677
2014	105,754
2015	84,227
2016	72,920
2017	63,707
Thereafter	261,314

$707,599

        Lease expense (facility and equipment) for the fiscal years ended June 30, 2012, 2011 and 2010 amounted to $98.5 million, $91.2 million and $76.2 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying Consolidated Statements of Operations.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 11—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

  False Claims Act Qui Tams

        On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the "relator") on behalf of himself and the federal government. The case was captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions alleged violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the "HEA") regarding the manner in which admissions personnel are compensated. The Lee complaint also alleged causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company's Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government's recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and the Company opposed that appeal. On August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court's dismissal, and remanded with instructions to permit the relator to amend the complaint. On December 15, 2011, the first amended Lee complaint was filed in U.S. District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLC, David Moore and Jack Massimino. The Company moved the U.S. District Court to dismiss the first amended Lee complaint, and the relators opposed that motion. On April 19, 2012, the District Court held that the statute of limitations bars the relators from asserting claims based on conduct prior to 2005, but otherwise denied the Company's motion to dismiss. The Company believes this remaining Lee complaint is without merit and intends to defend itself and its current and former directors vigorously.

        Additionally, the Company has received an inquiry from the same Assistant U.S. Attorney involved in reviewing the Lee matter regarding the Company's student referral practices. The Company infers, but has been unable to confirm, that this inquiry may relate to another qui tam filed under seal that is pending the government's investigation and intervention decision. Recently, the Assistant U.S. Attorney indicated he had no concerns about the student referral practices but requested additional information related to attendance procedures at two Florida campuses. The Company is cooperating and intends to respond to the request.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 11—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

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

  Securities and Derivative Litigation

        On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company's common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company's business and prospects during the putative class period, causing the plaintiffs to purchase the Company's common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys' fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs intervened in the lawsuit and petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs thereafter filed a second amended consolidated complaint, and the Company moved to dismiss the second amended consolidated complaint. On January 30, 2012, the U.S. District Court granted the Company's motion to dismiss, and gave the plaintiffs thirty days to file an amended complaint. On February 29, 2012, the plaintiffs filed a third amended complaint (the "TAC") in U.S. District Court, and, on March 30, 2012 the Company and the individual defendants filed a motion to dismiss. On August 20, 2012, the U.S. District Court granted the Company's and the individual defendants' motion to dismiss, with prejudice. If the plaintiffs appeal, the Company will continue to defend itself and its current and former officers vigorously.

        On October 19, 2010, a shareholder derivative complaint captioned David Realty Company, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the then-current members of the Company's Board of Directors, plus Ken Ord and Matt Ouimet, both of whom are current or former officers of the Company, and against the Company as a nominal defendant. On October 22, 2010, a second shareholder derivative complaint captioned Jake Vale, derivatively on behalf of Corinthian Colleges, Inc., v. Paul St. Pierre, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company's Board of Directors, plus Ken Ord, and against the Company as a nominal defendant. Both derivative complaints are based on

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 11—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

factual allegations similar to those alleged in the Karam federal securities complaint identified above. The David Realty Company complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, and breach of fiduciary duty for insider selling and misappropriation of information; the Vale complaint asserts causes of action for violation of Section 14(a) of the 1934 Exchange Act, breach of fiduciary duty, unjust enrichment, and indemnification and contribution. These matters have now been consolidated in the United States District Court for the Central District of California in a matter captioned In re: Corinthian Colleges,  Inc. Shareholder Derivative Litigation, and the Company and the individual defendants filed a motion to dismiss the consolidated action. On January 30, 2012, the U.S. District Court granted the Company's motion to dismiss, and gave the plaintiffs thirty days to file an amended complaint. On November 18, 2011, David Realty Company, a putative shareholder of the Company and a plaintiff in the matter captioned In re: Corinthian Colleges, Inc. Shareholder Derivative Litigation, filed a Petition for Writ of Mandate in a matter captioned David Realty Co. v. Corinthian Colleges, Inc. in California Superior Court seeking to compel the Company to produce books and records under California common law and California Corporations Code Section 1600, et seq. The Company has filed an answer and a memorandum of points and authorities in opposition to the petition for writ of mandate. On February 29, 2012 the U.S. District Court for the Central District of California granted David Realty Company's ex parte application to extend the deadline to file an amended complaint in the shareholder derivative litigation pending resolution or further developments in the petition for writ of mandate pending in David Realty Co. v. Corinthian Colleges, Inc. In August 2012, David Realty Co. voluntarily dismissed, without prejudice, its Petition for Writ of Mandate in California Superior Court, and the Company and David Realty Co. stipulated to a stay of the derivative action pending resolution of the Company's pending motion to dismiss the Karam securities case noted above. The Company and the individual defendants believe these matters are without merit, and the Company intends to defend these matters vigorously.

  Student Litigation

        On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company's WyoTech Fremont campus. The arbitration demand alleges violations of California's Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company's WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys' fees and costs. The Company never operated any HVAC programs at the Company's WyoTech Oakland campus during its ownership of that campus. The arbitrator ruled that the arbitration provision in the former students' enrollment agreement is not susceptible to class-wide resolution. On November 22, 2011, a California state court judge refused to confirm the arbitrator's clause construction decision and remanded the matter to the arbitrator for further consideration. The Company has appealed the state court order. The Company believes the complaint is without merit and intends to vigorously defend itself against these allegations.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 11—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

        On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company's Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre-and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. On July 26, 2010, the Court ordered the matter to binding arbitration, and the plaintiff subsequently filed a putative class action demand in arbitration. The arbitrator ruled that the arbitration provision in the former student's enrollment agreement is susceptible to class-wide resolution, but did not address whether a class should be certified. The Company appealed the clause-construction decision and on June 15, 2012 the U.S. Court of Appeals for the Fifth Circuit issued an opinion overturning the arbitrator's decision and ruling that the enrollment agreement is not susceptible to class-wide resolution. The plaintiff's motion for a rehearing by the entire Fifth Circuit was denied, and the plaintiff's only remaining avenue of appeal on this issue is to seek review by the United States Supreme Court. The Company believes the complaint is without merit and intends to defend itself and its subsidiary vigorously.

        On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs were thirty-three individuals who purport to be current and/or former students of the Company's Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleged breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company's medical assisting program at the Merrionette Park campus. The plaintiffs sought to certify a class composed of all persons who enrolled in the Company's Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and sought actual and compensatory damages on behalf of such persons, costs and attorneys' fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deemed proper. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted. Thirty-one plaintiffs have filed individual demands in arbitration. Individual arbitration hearings commenced as scheduled during the quarter ended June 30, 2012, but the Company and the plaintiffs have now agreed to hold the hearings in abeyance to engage in settlement discussions. The Company continues to believe these matters are without merit and will continue to defend itself vigorously if a reasonable settlement cannot be achieved.

        During fiscal 2011, the Company experienced an unprecedented increase in putative class action lawsuits by former students. In many of these cases, the plaintiffs and their counsel sought to represent a

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 11—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

class of "similarly situated" people as defined in the complaint. The Company believes these lawsuits are largely the result of negative publicity—and aggressive lawyer recruitment of potential clients—surrounding the Department of Education's ("ED's") rulemaking efforts, the Senate HELP Committee hearings, the Government Accountability Office ("GAO") report, and other related matters that occurred during that time period. Many of the cases filed during that time have since been dismissed. In virtually all of the following remaining cases, the plaintiffs cite testimony from the HELP Committee hearings, the GAO report, public statements by elected officials and/or other negative media coverage in their complaints, although the locations of the students, the specific allegations, and the nature of their claims differ. The Company believes all of the following complaints are contractually required to be resolved in individual arbitrations between the named students and the Company, and the Company has moved, to compel these cases to arbitration. The following is a brief summary of such matters:

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought	Description of Putative Class	Status Update
December 20, 2010	Jacquel Kimble; Everest College in Hayward, California	U.S. District Court, Northern District of California	Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, certifications and career placement; Alleged violation of California's Unfair Competition Law and California's Consumer Legal Remedies Act; Complaint seeks class certification, restitution and injunctive relief.	All persons who attended any Everest College campus in the United States during the applicable statute of limitations period	The matter was compelled to arbitration, but no arbitration demand was been filed; the case was resolved for an immaterial amount.
January 24, 2011 and February 17, 2011	Kevin Ferguson; Everest Institute in Miami, Florida; and Sandra Muniz; Heald College campuses in Rancho Cordova and Roseville, California (initially filed as separate actions, but now consolidated)	U.S. District Court, Central District of California

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging breach of implied contract, breach of implied covenant of good faith and fair dealing, violation of California's Business and Professions Code, violation of California's Consumer Legal Remedies Act, negligent misrepresentation and fraud; Complaint seeks class certification, injunctive relief, restitution, disgorgement, punitive damages, attorneys' fees and cost of suit.

All persons who attended any Everest institution in the United States or Canada from January 2005 to the present; all persons who attended any Heald institution from January 2009 to the present

District court compelled all non-injunctive claims to arbitration and permitted all injunctive claims to remain before the court; the Company appealed the order as it relates to the injunctive claims, and the court of appeal stayed the district court action pending the appeal.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 11—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought	Description of Putative Class	Status Update
March 11, 2011	Noravel Arevalo and fourteen former students at the Company's Everest College location in Alhambra, California	American Arbitration Association

Alleged misrepresentations by specific admissions representatives at a specific campus and unlawful business practices in the licensed vocational nursing program in Alhambra, CA; Causes of action alleging violation of the California Consumer Legal Remedies Act, fraud, breach of contract, violation of California's former Private Postsecondary and Vocational Education Reform Act, violation of the Racketeer Influenced and Corrupt Organizations Act, violation of California's Business and Professions Code; Complaint seeks class certification, injunctive relief, damages, restitution and disgorgement, civil penalties, punitive damages, treble damages, attorneys' fees and expenses, costs of suit and other relief.

				All persons who enrolled in the Everest College, Alhambra, CA Vocational Nursing classes of 2007-08 and 2008-09	Arbitration demands have been filed and the arbitrator selection is in progress.

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

        On September 13, 2011, an action captioned Michael Harrington, individually and on behalf of all persons similarly situated, v. Corinthian Schools, Inc., et al., was filed in California's Alameda Superior Court. A virtually identical action with the same caption was filed by different plaintiff's counsel on September 15, 2011, in California's Orange County Superior Court. The plaintiff is a former admissions representative at the Company's Fremont and Hayward campuses and the two actions allege violations of California's Business and Professions Code Section 17200 and the California Labor Code for alleged failure to pay for all hours worked, purported denial of meal periods, and alleged failure to pay wages upon termination. The Alameda complaint has since been voluntarily dismissed. While the scope of the putative class is not clear, the remaining Orange County action appears to seek certification of a class to include those current and former admissions representatives over the last four years at the

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 11—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

Company's California campuses. The Company believes the allegations are without merit and intends to vigorously defend itself.

  Regulatory Matters

        On October 19, 2010, the Company became aware of news stories which reported that the Florida Attorney General's Office (the "FL AG's Office") had begun an investigation into certain private sector education companies in Florida, including the Company, seeking information on potential misrepresentations in financial aid, recruitment and other areas. On October 21, 2010, the Company received a subpoena from the FL AG's Office seeking a wide range of documents from January 1, 2006 to the present. The Company's attorneys have met with representatives of the FL AG's Office multiple times and the Company has provided voluminous materials in response to the subpoena. Additionally, the Company has filed a motion to quash portions of the subpoena and for a protective order with respect to certain confidential and proprietary information. The Company expects to continue to provide reasonable cooperation to the FL AG's Office.

        On March 28, 2011, the Company received a letter from the California Attorney General's Office (the "CA AG") ostensibly seeking information pursuant to the Stipulated Judgment agreed to by the Company and the CA AG in July 2007. The letter requests information and documentation related to (i) the discontinuation of certain programs immediately after the Stipulated Judgment, (ii) numbers of new students, graduating students and discontinuing students, by program, (iii) marketing and solicitation materials, (iv) enrollment agreements and disclosures, (v) graduating students' employment and compensation, (vi) transferability of credit by the Company's former students, (vii) training provided to employees pursuant to the Stipulated Judgment, and (viii) disciplinary actions against certain categories of employees. The Company cooperated with the CA AG's reasonable requests for information, but objected to certain overly-broad requests which appear to be unrelated to the 2007 Stipulated Judgment. The Company not received further communication from the CA AG's office in many months and believes it has responded adequately to the CA AG's requests.

        On April 29, 2011, the Company's Everest Institute campuses in Brighton and Chelsea, Massachusetts received civil investigative demands from the Massachusetts Attorney General's Office (the "MA AG") seeking (i) information about past students who have enrolled in each institution, (ii) the identity of recruiters, (iii) recruiting and enrollment documents, (iv) documentation related to analyses of delinquency, default, drop out, refund, loan forgiveness or reduction, placement, student income, and/or any student's ability to repay loans, and (v) cohort default and graduation rates. The Company has cooperated, and continues to cooperate, with the MA AG's reasonable requests for information, including a request for additional information received on July 20, 2012.

        On April 11, 2011 the Company's Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED's Office of Inspector General (the "OIG") requesting documents related to the Jonesboro campus's employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney for the Northern District of Georgia who focuses primarily on civil false claims act matters, including qui tams. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney's Office has made a determination about whether to file a false claims act lawsuit in this matter. The Company has

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 11—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

provided documents to the OIG, met with the OIG and the AUSA supervising this matter, and is continuing to cooperate with the OIG's request.

        On April 14, 2011 the Company's Everest Institute campus in Silver Spring, Maryland received a letter from the Mid-Atlantic regional office of the OIG requesting original certificates of diplomas, graduate diplomas in education and/or proof of Ability to Benefit for all students and a complete list of all instructors with documentation of their professional licenses and credentials. The Company is cooperating with the OIG's request. No additional information has been provided regarding this request and the Company believes the matter has been closed.

        On May 19, 2011, along with other private sector education companies, the Company received a subpoena from the New York Attorney General's Office (the "NY AG") seeking information on potential issues related to financial aid, admissions, students, securities and other areas. The Company is cooperating with the NY AG's requests for information.

        On July 19, 2011, the Company's attorneys met with representatives of the Oregon Attorney General's Office ("OR AG") in anticipation of a written request for information related to the Company's Everest Institute campus in Tigard, Oregon and the Everest College and Heald College campuses in Portland, Oregon. The Company was informed that the investigation is not the result of student complaints regarding the campuses. On August 11, 2011, the Company received a civil investigative demand from the Oregon Attorney General's Office requesting information and documents regarding advertising; student recruitment; admissions; licensure and accreditation; compensation, training and evaluations of admissions personnel; job opportunities and placements of graduates; student complaints; and various other matters. The Company cooperated with the OR AG's reasonable requests for information. On June 28, 2012, the Company received a letter from the OR AG's office in which it made a small number of recommendations as a result of its investigation and also closed the investigation without seeking any injunctive or monetary relief from the Company.

        On December 15, 2011, after other private sector education companies had received similar requests, the Company received a civil investigative demand from the Illinois Attorney General's Office (the "IL AG") seeking information on potential issues related to financial aid, admissions, students and other areas. The Company has sought judicial protection of its confidential and sensitive business information and is cooperating with the IL AG's reasonable requests for information.

        On April 3, 2012, the Company was served with a Civil Investigative Demand ("CID") from the U.S. Consumer Financial Protection Bureau ("CFPB"). The CID stated that its purpose is to "determine whether for-profit postsecondary companies, student loan origination and servicing providers, or other unnamed persons, have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans." The CID contains extensive interrogatories and document production demands related to the Company's involvement with student loans and many other aspects of the Company's business. The Company has contacted the CFPB regarding the CID and has retained outside counsel to assist it in this matter. The Company has objected to the inquiry by filing a petition with the CFPB to set aside or modify the CID, but has voluntarily provided documents and other information to the CFPB, while the petition is pending. The Company believes that its acts and practices relating to student loans are lawful and essential to preserving our students' access to post-secondary education.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 11—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

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

        As of June 30, 2012, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company's financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company's results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company's financial position or liquidity.

Note 12—Employee Benefit Plans

        The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Employees classified as "regular" status as defined and who are regularly scheduled to work at least 30 hours per week (20 hours per week for instructors) are eligible to participate in the Plan beginning the first of the month following one month of employment. Company contributions begin the first of the month following 12 months of employment and 1,000 hours worked. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company contributions over a five-year period from the date of employment. Company contributions to the plan for both continuing and discontinued operations were approximately $11.5 million, $10.0 million and $7.1 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

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

        To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED and certified as eligible by the ED. The ED will certify an institution to

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 13—Governmental Regulation (Continued)

participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the ED on an ongoing basis. As of June 30, 2012, management believes the Company's institutions were in compliance with the applicable regulations in all material respects.

        As previously disclosed and as updated elsewhere in this Report on Form 10-K, ED periodically conducts program reviews of institutions that participate in federal student financial aid programs. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) "ECP" has received program review reports and provided written responses regarding the site visits conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit, (ii) site visits occurred at the Company's WyoTech Laramie, WY campus and its two additional locations in Blairsville, PA and Sacramento, CA in February 2012, ED has issued a program review report and the Company is in the process of preparing its response, (iii) a site visit occurred at the Company's Everest College campus in Springfield, MO in April 2012, ED has issued its program review report and the Company is in the process of preparing its response, (iv) a site visit occurred at the Company's Everest College campus in Crosslanes, WV in April 2012, but ED has not yet issued a program review report, (v) ED conducted a site visit at the Company's Everest College campus in Rochester, NY during the week of April 30, 2012, but the Company has not yet received a program review report, and (vi) ED has conducted site visits at the Everest Largo, Florida campus and the Long Beach, CA campus, in August 2012. The Company will continue to cooperate with ED in its ongoing reviews.

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

        An accrediting agency probation or show cause order may be issued based upon the agency's concerns that an accredited institution may be out of compliance with one or more accrediting standards. Probation or show cause orders afford the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency's concerns are not resolved, it

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 13—Governmental Regulation (Continued)

may act to withdraw accreditation from the institution. Institutions on probation or under show cause orders remain accredited while they are on probation. The institutions can continue to enroll new students, and students at the affected institutions remain eligible to receive federal student financial aid. At June 30, 2012, two of the Company's institutions, the Everest Institutes in Jonesboro, GA and Decatur, GA, were on show cause with their accrediting agency, ACCSC. The Decatur campus is in the process of being taught out and the Jonesboro campus is working to resolve its accrediting agency's concerns.

        As of June 30, 2012, thirty five of the Company's colleges were on reporting to their respective accrediting agencies, primarily with respect to the completion, retention, and/or placement rates of their students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution's overall completion or placement rates. The Company is working to improve these retention and placement rates in the identified programs at these schools.

        Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the student financial assistance programs of the HEA approximately every five to six years, and the last reauthorization took place in 2008.

        A significant component of Congress' initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rate). Although the Company is not obligated to repay any of its students' or former students' defaults on payments of federally guaranteed student loans, if such default rates equal or exceed 25% (under the old rules) or 30% (under the new rules) for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students will be denied access to the federally guaranteed student loan programs. An institution whose cohort default rate under certain Title IV Programs for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the ED.

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

        For fiscal 2012, the Company, on a consolidated basis, meets the requirements with a composite score of 1.5. The Company believes the calculations of the financial responsibility score are correct, however the calculation is subject to interpretive issues. If the ED were to take a different interpretive

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 13—Governmental Regulation (Continued)

position than the Company with regard to this calculation, it could negatively impact the Company's composite score on a consolidated basis.

        For fiscal year ended June 30, 2011, the Company's calculations show that, on a consolidated basis, it also exceeded this requirement with a composite score of 2.1, excluding goodwill impairment. ED has not yet concurred with the calculations of the composite score for the fiscal year ended June 30, 2011, and the Company will not submit its calculations for the fiscal year ended June 30, 2012 to ED for some time. The Company believes the calculations of the financial responsibility score for fiscal 2011 are correct. However, the calculation is subject to interpretive issues relating to the appropriate treatment of goodwill impairment in the calculation of the composite score. In this regard, the Company has been in communication with an analyst at ED who questioned the appropriate treatment of the goodwill impairment charge the Company took in fiscal 2011, and also questioned whether other intangible assets on the Company's balance sheet at June 30, 2011 should have been expensed for purposes of the composite score. As a result, the Company has engaged in discussions with ED regarding its calculations and have provided ED with a detailed explanation of the Company's views regarding the appropriate treatment of goodwill impairment and other intangible assets on the composite score calculation. The Company continues to believe its calculations are correct, but if ED were to conclude that the goodwill impairment should be included as an expense in the calculation of the Company's composite score, this would negatively impact the Company's composite score on a consolidated basis for fiscal 2011, and ED might consider the Company not to be financially responsible until ED accepted the Company's fiscal 2012 financial responsibility calculations. Depending on ED's resolutions of this matter, the Company could be required to satisfy the standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit. Additionally, a definitive determination by ED that the Company's composite score is less than 1.5 could be a default under the Company's existing credit agreement. The Company cannot provide assurance that ED will agree with its calculations, or that its institutions will continue to satisfy the numeric standards in the future.

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

        As required for regulatory reporting with ED, for fiscal 2012, approximately 84.6% of the Company's revenues (on a modified cash basis) were derived from federal Title IV programs. For fiscal 2012, the Company had $1,410.2 million of Title IV cash receipts and $256.4 million of Non-Title IV cash receipts, each in the United States calculated pursuant to ED regulations. For purposes of calculating compliance with the 90/10 Rule under the HEOA, an institution is permitted, for a limited period of time, to count institutional loans as non-Title IV revenue. This provision expired July 1, 2012. Under these modified 90/10 calculations for the 2012 fiscal year, these institutions derived between

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 13—Governmental Regulation (Continued)

62.8% and 94.1% of revenues (on a modified cash basis) from Title IV programs. Two of the Company's total 49 institutions (including five institutions in discontinued operations) exceeded the 90% threshold in fiscal 2012, ECP at 94.1% and Everest University in Tampa, FL at 92.4%. Combined, these institutions had 10,550 students at June 30, 2012. On August 14, 2012 the Company notified ED that these two institutions had 90/10 rates above 90% for the 2012 fiscal year.

        The two institutions that exceeded the 90/10 Rule limit for fiscal year 2012 are now considered, under ED regulations, to be certified on a provisional basis for two years and will be subject to possible additional ED sanctions. While ED has broad discretion to impose additional sanctions on these institutions, there is limited precedent to anticipate what those sanctions might be, particularly in the current regulatory environment. ED could specify a wide range of additional conditions as a part of the provisional certification and the institutions' continued participation in Title IV Programs. When an institution is subject to provisional certification at the time that its program participation agreement expires, ED also has greater discretion in considering the conditions to attach if it recertifies such institution. Any of the institutions that derive more than 90% of their revenue from Title IV Programs for two consecutive fiscal years will be ineligible to participate in Title IV Programs for at least two fiscal years. The Company as a whole derived approximately 84.6% of its net U.S. revenue (on a modified cash basis) from Title IV Programs. Without the temporary relief imposed by the HEOA, approximately 85.9% of the Company's net U.S. revenues (on a modified cash basis) would have been derived from federal Title IV programs, and 3 of the Company's 49 institutions would have exceeded the 90% threshold.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 14—Selected Quarterly Financial Summary (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth	Fiscal Year
	(In thousands, except per share amounts)
Fiscal 2012
Net revenues	$398,197	$398,738	$413,763	$394,774	$1,605,472
(Loss) income from continuing operations	(5,706)	3,580	9,980	8,290	16,144
(Loss) from discontinued operations	(3,930)	(1,786)	(5,891)	(14,782)	(26,389)
Net (loss) income	(9,636)	1,794	4,089	(6,492)	(10,245)
(Loss) income per share(1):
Basic	$(0.11)	$0.02	$0.05	$(0.08)	$(0.12)
Diluted	$(0.11)	$0.02	$0.05	$(0.08)	$(0.12)
Fiscal 2011
Net revenues	$476,418	$458,053	$441,457	$408,152	$1,784,080
Income (loss) from continuing operations	33,210	(163,465)	17,190	6,988	(106,077)
(Loss) from discontinued operations	(101)	(247)	(1,120)	(3,620)	(5,088)
Net income (loss)	33,109	(163,712)	16,070	3,368	(111,165)
Income (loss) per share(1):
Basic	$0.38	$(1.94)	$0.19	$0.04	$(1.30)
Diluted	$0.38	$(1.94)	$0.19	$0.04	$(1.30)
Fiscal 2010
Net revenues	$363,612	$386,751	$450,737	$456,902	$1,658,002
Income from continuing operations	32,089	37,368	38,100	33,016	140,573
Income from discontinued operations	825	2,033	1,706	834	5,398
Net income	32,914	39,401	39,806	33,850	145,971
Income per share(1):
Basic	$0.38	$0.45	$0.45	$0.38	$1.66
Diluted	$0.37	$0.44	$0.45	$0.38	$1.65

(1)
Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share may not agree with the annual earnings per share amount for the corresponding year.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Note 15—Subsequent Events

        On August 10, 2012, the Company through a wholly-owned subsidiary, purchased substantially all of the capital stock of QuickStart Intelligence Corporation ("QuickStart") pursuant to a Stock Purchase Agreement with all but one of QuickStart's stockholders for $13.3 million in cash, plus $1.6 million for QuickStart's estimated positive working capital at closing (subject to post-closing adjustment). The Company expects to complete the acquisition of QuickStart's remaining capital stock pursuant to a statutory merger with one of its wholly-owned subsidiaries during the quarter ending September 30, 2012. The Company paid the purchase price with existing cash and borrowings under the credit facility.

        QuickStart is a corporate training company that provides short-term instruction to IT professionals on Microsoft, Cisco and other software. QuickStart currently operates through eight learning centers in California, Oregon and Washington, and also offers synchronous training via online instruction. The Company expects to adopt QuickStart's courses into certain of its existing colleges to provide additional sources of non-Title IV revenue for those colleges to assist them in complying with their obligations under ED's 90/10 rule.

        The Company has evaluated material transactions and events as of the filing date. No other events have occurred that require reporting in this Form 10-K, except as disclosed in Note 11—Commitments and Contingencies.

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

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012. The effectiveness of internal control over financial reporting as of June 30, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

  Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        We have audited Corinthian Colleges, Inc. and subsidiaries internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corinthian Colleges, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Corinthian Colleges, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2012 and our report dated August 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California
August 24, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

  Directors and Executive Officers

        Certain information in response to this item is incorporated herein by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2012. Information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2012.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K will be included in the Company's 2012 Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2012, and is incorporated herein by reference.

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

  3.
  Exhibits:

        The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibit	Incorporation Reference
2.1	+	Securities Purchase and Sale Agreement, dated as of October 19, 2009, by and among the Company, Heald Capital, LLC, SP PE VII-B Heald Holdings Corp., SD III-B Heald Holdings Corp., the individuals and entities set forth on Exhibit A thereto and Heald Investment, LLC, as the Sellers' Representative	(a)

3.1	+	Amended and Restated Certificate of Incorporation	(b)

3.2	+	Amended and Restated Bylaws of the Company	(c)

10.52	+	1998 Performance Award Plan of the Company	(d)

10.53	+	Executive Deferral Plan of the Company	(e)

10.54	+	Form of Director Stock Option Agreement under the 2003 Performance Award Plan of the Company	(f)

10.55	+	Form of Incentive Stock Option Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(g)

10.56	+	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(h)

10.57	+	2004 New-Hire Award Plan of the Company	(i)

10.58	+	Form of Option Agreement under the 2004 New-Hire Award Plan of the Company	(j)

10.59	+	Form of Restricted Stock Unit Award Agreement under the 2004 New-Hire Award Plan of the Company	(k)

10.60	+	Amendment 2005-1 to the 2004 New-Hire Award Plan of the Company	(l)

10.61	+	Fourth Amended and Restated Credit Agreement dated as of May 17, 2012, by and among the Company, Everest Colleges Canada, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, U.S. Bank National Association, as Syndication Agent, and Union Bank, N.A., as Documentation Agent, and each Lender from time to time party thereto. Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank National Association acted as Joint Lead Arrangers and Joint Book Managers	(m)

10.62	+	Form of Lock-Up Agreement between the Company and each of the officers of the Company with the title of Division President, Vice President, Senior Vice President, Executive Vice President, Chief Executive Officer or Chairman of the Board, each entered into as of June 30, 2006	(n)

10.63	+	Description of Compensation Arrangements with Non-Employee Members of the Company's Board of Directors	(o)

10.64	+	Form of Stock Option Agreement Amendment between the Company and each of its Directors	(p)

10.65	+	2003 Performance Award Plan of the Company, as amended and restated	(q)

Exhibit Number		Description of Exhibit	Incorporation Reference
10.66	+	Form of Non-Qualified Stock Option Agreement issued to certain executive officers under the 2003 Performance Award Plan	(r)

10.67	+	Form of Employment Agreement amended and restated as of August 21, 2007, by and between the Company and Jack D. Massimino	(s)

10.68	+	Form of performance-related Nonqualified Stock Option Agreement to be entered into between the Company and Jack D. Massimino under the 2003 Performance Award Plan	(t)

10.69	+	Form of Restricted Stock Unit Award Agreement under the 2003 Performance Award Plan of the Company	(u)

10.70	+	Form of Director Stock Unit Award Notice under the 2003 Performance Award Plan of the Company	(v)

10.71	+	Form of Employment Agreement amended and restated as of March 17, 2008, by and between the Company and each of Kenneth Ord, Beth Wilson, Robert Owen and Stan Mortensen	(w)

10.72	+	Description of Executive Bonus Arrangement under the 2003 Performance Award Plan of the Company with certain of its executive officers	(x)

10.73	+	Deferred Compensation Plan of the Company	(y)

10.74	+	Purchase and Sale Agreement, dated as of January 30, 2012, by and between STORE Capital Acquisitions, LLC and Heald Real Estate, LLC	(z)

10.75	+	Form of Director Stock Unit Award Notice to be delivered by the Company to non-employee members of the Board of Directors under the 2003 Performance Award Plan of the Company	(aa)

10.76	+	Employee Stock Purchase Plan of the Company, as amended and restated	(bb)

10.77	+	Form of Restricted Stock Unit Award Agreement to be entered into between the Company and Jack D. Massimino under the 2003 Performance Award Plan	(cc)

10.78		Form of Restricted Stock Unit Award Agreement under the 2003 Performance Award Plan	(dd)

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (see signature page)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit	Incorporation Reference
101	The following materials from Corinthian Colleges, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(k)
Incorporated by Reference to Exhibit 10.2.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004.

(l)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.

(m)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2012.

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

(p)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005.

(q)
Incorporated by Reference as Appendix A to the Company's Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 6, 2011.

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

(v)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008.

(w)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008.

(x)
Incorporated by Reference to the Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012.

(y)
Incorporated by reference to Exhibit 10.74 of the Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2009.

(z)
Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.

(aa)
Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2010.

(bb)
Incorporated by reference to Exhibit A to the Company's Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 15, 2010.

(cc)
Incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2010.

(dd)
Incorporated by reference to Exhibit 10.79 of the Report on Form 10-K filed with the Securities and Exchange Commission on August 24, 2011.

SIGNATURES AND POWER OF ATTORNEY

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/s/ JACK D. MASSIMINO	By:	/s/ ROBERT C. OWEN
	Jack D. Massimino		Robert C. Owen
	Chairman of the Board and		Executive Vice President and
	Chief Executive Officer,		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
	August 24, 2012		August 24, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints Jack D. Massimino and Robert C. Owen, or either of them, as attorneys-in-fact and agents to execute and file with the applicable regulatory authorities any amendment to this report on his or her behalf individually and in each capacity stated below.

Signature	Title	Date

/s/ JACK D. MASSIMINO Jack D. Massimino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 24, 2012
/s/ PAUL ST. PIERRE Paul St. Pierre	Director	August 24, 2012
/s/ LINDA AREY SKLADANY Linda Arey Skladany	Director	August 24, 2012
/s/ HANK ADLER Hank Adler	Director	August 24, 2012
/s/ ROBERT LEE Robert Lee	Director	August 24, 2012
/s/ TIM SULLIVAN Tim Sullivan	Director	August 24, 2012

Signature	Title	Date

/s/ JOHN DIONISIO John Dionisio	Director	August 24, 2012
/s/ ALICE T. KANE Alice T. Kane	Director	August 24, 2012
/s/ TERRY O. HARTSHORN Terry O. Hartshorn	Director	August 24, 2012
/s/ SHARON P. ROBINSON Sharon P. Robinson	Director	August 24, 2012