Form 10-Q
period 2012-09-30
CORINTHIAN COLLEGES INC
filed 2012-11-01
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

At October 26, 2012, there were 85,759,921 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2012

EXPLANATORY NOTE

During fiscal 2012, Corinthian Colleges, Inc. (the “Company”) decided to divest two WyoTech schools located in Sacramento, CA and Daytona Beach, FL and four Everest schools located in San Francisco, CA, San Jose, CA, Hayward, CA, and Los Angeles, CA (the “Sale Schools”). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales during fiscal 2013. Additionally, during fiscal year 2012, the Company completed the teach-out of the Ft. Lauderdale, FL and Chicago, IL campuses. The Company expects to have no significant continuing involvement with these locations after the respective sale or teach-outs are completed. The results of operations for the Sale Schools and teach-out schools are reflected within discontinued operations in the Company’s Condensed Consolidated Statements of Operations for all periods presented, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,603	$72,525
Accounts receivable, net of allowance for doubtful accounts of $27,005 and $16,792 at September 30, 2012 and June 30, 2012, respectively	141,091	96,224
Student notes receivable, net of allowance for doubtful accounts of $15,773 and $20,752 at September 30, 2012 and June 30, 2012, respectively	26,123	26,772
Deferred income taxes	37,261	37,242
Prepaid expenses and other current assets	97,402	112,567
Assets held for sale	5,733	7,277
Total current assets	345,213	352,607
PROPERTY AND EQUIPMENT, net	241,107	251,821
OTHER ASSETS:
Goodwill	206,059	197,875
Other intangibles, net	181,547	174,098
Student notes receivable, net of allowance for doubtful accounts of $44,478 and $58,758 at September 30, 2012 and June 30, 2012, respectively	74,280	76,098
Deposits and other assets	7,205	7,396
Deferred income taxes	4,801	4,618
TOTAL ASSETS	$1,060,212	$1,064,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,214	$24,184
Accrued compensation and related liabilities	78,712	79,470
Accrued expenses	34,397	41,812
Prepaid tuition	98,772	111,129
Current portion of capital lease obligations	736	710
Current portion of long-term debt	4,634	3,380
Liabilities held for sale	18,127	22,073
Total current liabilities	309,592	282,758
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	12,028	12,231
LONG-TERM DEBT, net of current portion	94,646	132,653
DEFERRED INCOME TAXES	7,654	4,959
OTHER LONG-TERM LIABILITIES	68,243	66,997
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 91,934 shares issued and 85,760 shares outstanding at September 30, 2012 and 91,352 shares issued and 85,178 shares outstanding at June 30, 2012	9	9
Additional paid-in capital	253,291	251,425
Treasury stock	(56,368)	(56,368)
Retained earnings	369,336	367,758
Accumulated other comprehensive income	1,781	2,091
Total stockholders’ equity	568,049	564,915
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,060,212	$1,064,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
NET REVENUES	$408,560	$398,197
OPERATING EXPENSES:
Educational services (including bad debt expense of $19,599 and $16,666 for the three months ended September 30, 2012 and 2011, respectively)	252,173	249,682
General and administrative	42,950	46,100
Marketing and admissions	99,736	99,476
Impairment, facility closing and severance charges	3,206	9,226
Total operating expenses	398,065	404,484
INCOME (LOSS) FROM OPERATIONS	10,495	(6,287)
Interest (income)	(202)	(159)
Interest expense	1,292	2,576
Other expense, net	4,245	943
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	5,160	(9,647)
Provision (Benefit) for income taxes	2,064	(3,941)
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,096	(5,706)
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $1,012 and $2,620 for the three months ended September 30, 2012 and 2011, respectively	(1,518)	(3,930)
NET INCOME (LOSS)	$1,578	$(9,636)
INCOME (LOSS) PER SHARE—BASIC:
Income (loss) from continuing operations	$0.04	$(0.07)
Loss from discontinued operations	(0.02)	(0.04)
Net income (loss)	$0.02	$(0.11)
INCOME (LOSS) PER SHARE—DILUTED:
Income (loss) income from continuing operations	$0.04	$(0.07)
Loss from discontinued operations	(0.02)	(0.04)
Net income (loss)	$0.02	$(0.11)
Weighted average number of common shares outstanding:
Basic	85,486	84,807
Diluted	86,194	84,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2012	2011
Net income (loss)	$1,578	$(9,636)
Other comprehensive income:
Foreign currency translation adjustment	(340)	1,558
Post-retirement benefits	30	30
Other comprehensive (loss) income	(310)	1,588
Comprehensive income (loss)	$1,268	$(8,048)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,578	$(9,636)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,014	19,532
Stock based compensation	1,668	2,037
Loss on disposal of assets	9	31
Impairment charge	2,446	7,715
Changes in assets and liabilities:
Accounts receivable, net	(42,172)	69,768
Student notes receivable, net	2,470	(15,170)
Prepaid expenses and other assets	15,606	3,336
Accounts payable	48,889	(19,580)
Accrued expenses and other liabilities	(9,107)	(12,952)
Income taxes payable	(1)	1
Prepaid tuition	(17,827)	16,015
Other long-term liabilities	(182)	(6,984)
Net cash provided by operating activities	20,391	54,113
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(7,429)	(11,162)
Payments made in connection with business acquisitions, net of cash acquired	(11,613)	—
Net cash used in investing activities	(19,042)	(11,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	50,994	33,110
Principal repayments on capital lease obligations and long-term debt	(92,879)	(155,175)
Proceeds from borrowing under student notes receivable sale agreements, net	4,906	10,075
Proceeds from exercise of stock options and employee stock purchase plan	520	671
Net cash used in financing activities	(36,459)	(111,319)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	188	(470)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,922)	(68,838)
CASH AND CASH EQUIVALENTS, beginning of period	72,525	107,430
CASH AND CASH EQUIVALENTS, end of period	$37,603	$38,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for:
Income taxes	$9,461	$9,807
Interest paid, net of capitalized interest	$(830)	$(1,800)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of September 30, 2012, the Company had 92,070 students and operated 101 schools in 26 states and 16 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, business, technology, and criminal justice. The Company also offers exclusively online degrees, primarily in business and criminal justice.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2012 consolidated financial statements of the Company included in the Company’s 2012 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013.

The unaudited condensed consolidated financial statements as of September 30, 2012 and for the three months ended September 30, 2012 and 2011 and the audited condensed consolidated balance sheet as of June 30, 2012 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at September 30, 2012. In addition, the carrying value of all borrowings approximates fair value at September 30, 2012. The student notes receivable, net balances are presented within current and non-current assets on the condensed consolidated balance sheets.  It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

During the third quarter of fiscal 2012, the Company completed a sale-leaseback of five properties for an aggregate purchase price of $39.9 million, which resulted in a gain of approximately $5.1 million net of all transaction costs. Simultaneously with the sale, Corinthian leased the five properties back for a fifteen year term at an initial aggregate rental rate of approximately $3.5 million per year. The Company currently operates a Heald College campus at each of the locations, and will continue to do so under the lease agreement. The Company will amortize the gain over the 15 year lease term on a straight-line basis.  In addition, the Company used a portion of the proceeds to repay mortgages held on these properties of approximately $14.7 million.

Note 2—Impairment and Severance Charges

At September 30, 2012, the Company considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non-amortizable intangible assets at that date and concluded that no such test was necessary.  The Company will perform its required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2013. During the first quarter of fiscal year 2013, the Company decided to begin to teach-out the Milwaukee, WI campus due to unsatisfactory student outcomes.  The Company expects the teach-out to be complete during the second quarter of fiscal year 2013.  The results of operations for Milwaukee will remain within continuing operations in the Company’s consolidated statements of operations for all periods presented. Once the teach-out is completed, the campus will be included within discontinued operations.  The Company recorded a $2.4 million impairment charge of long-lived assets related to the Milwaukee campus in the current quarter.

During the quarter ended September 30, 2011, the Company considered if any indicators of impairment existed at the balance sheet date. Consequently, the Company performed an interim impairment test on goodwill and other indefinite lived intangible assets. The Company believes that continued regulatory uncertainties, and the potential impact of new regulations have had a sustained negative impact on its stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets related to the WyoTech schools were impaired. The estimated fair values of WyoTech’s trade names and accreditation fell below their carrying values of $14.0 million and $2.2 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011. As a result, the Company recorded an impairment charge of $7.1 million, which reduced the carrying value of WyoTech’s trade names to $8.6 million and accreditation to $0.5 million.

Accreditation is required for an institution to be eligible to participate in the federal student financial aid programs. The process of obtaining accreditation and access to Title IV funds is a barrier to entry for the industry. The process of applying for accreditation is a time intensive and expensive process, whereby an institution is required to operate without eligibility to Title IV funds for several years. For the 2012 fiscal year, the Company’s institutions derived the majority of their revenues from Title IV programs, and the Company as a whole derived approximately 84.6% of its net U.S. revenue from Title IV Programs.

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

For accreditation, at June 30, 2012, the current “as is” scenario derives value from cash flows projected from fiscal 2013 to fiscal 2018, with compound annual growth rates ranging from (28.4%) to 10.9% with discount rates ranging from 13.9% to 30.9%. After the estimated future cash flows for the “as is” and “without” scenarios were determined, management calculated their respective present values and then subtracted the present value of the “without” scenario from the present value of the “as is” scenario to obtain the estimated fair value of accreditation. The significant assumptions for the “without” scenario include revenue compound annual growth rates ranging from 53.4% to 72.8% with discount rates ranging from 13.9% to 30.9%. Using this analysis, at June 30, 2012 the fair value of accreditation exceeded book value by a range of 8.7% to 1,134%.

At September 30, 2012, goodwill of $197.9 million relates to the Heald reporting unit which was acquired in January 2010. Additionally, during the first quarter of 2013 the Company acquired Quickstart Intelligence Corporation (“QuickStart”) which resulted in $8.2 million of goodwill (See Note 9 for further details — Business Acquisition). The Company’s annual impairment test of the goodwill as of June 30, 2012 did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, at June 30, 2012 the Company assumed a WACC of 11.7%, revenue growth rates ranging from (2.4%) to 3.4% for fiscal 2013 to 2015 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 13.6%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and to regulatory uncertainty. Although the Company believes the estimates made are reasonable and supportable in connection with the impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

Should the Company’s stock price remain depressed or decline further, the Company could incur additional impairment charges to write-down all or a portion of its goodwill and other intangible assets. Additionally, the fair value measure of accounting for financial instruments established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The implied fair value of goodwill was determined using Level 3 inputs included in the Company’s discounted cash flow valuation method.

Additionally, the Company incurred and paid severance in the three months ended September 30, 2012 and 2011 of $0.8 million and $2.1 million.

Note 3—Discontinued Operations

Fiscal 2013

During the quarter ended September 30, 2012, the Company decided to begin to teach-out the Milwaukee, WI campus due to unsatisfactory student outcomes. The Company expects the teach-out to be complete during the second quarter of fiscal year 2013. The results of operations for Milwaukee will remain within continuing operations in the Company’s consolidated statements of operations for all periods presented. Once the teach-out is completed, the campus will be included within discontinued operations. The Company recorded a $2.4 million impairment charge of long-lived assets related to the Milwaukee campus in the current quarter.

Fiscal 2012

During fiscal 2012, the Company decided to divest two WyoTech schools located in Sacramento, CA and Daytona Beach, FL and four Everest schools located in San Francisco, CA, San Jose, CA, Hayward, CA, and Los Angeles, CA (the “Sale Schools”). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales during fiscal 2013. Additionally, during fiscal year 2012, the Company completed the teach-out of the Ft. Lauderdale, FL and Chicago, IL campuses. The Company expects to have no significant continuing involvement with these locations after the respective sale or teach-outs are completed. The results of operations for the Sale Schools and teach-out schools are reflected within discontinued operations in the Company’s Condensed Consolidated Statements of Operations for all periods presented, unless otherwise stated. Revenues from discontinued operations are $13.5 million and $15.8 million for the three months ended September 30, 2012 and 2011, respectively.

Note 4—Student Notes and Accounts Receivable

Historically, the Company had developed several third party loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that the Company pays a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. The Company has historically referred to these types of loans as “discount loans,” since it incurs a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, the Company was not at risk for loan losses in excess of the discount paid but was not entitled to any proceeds collected by the service providers in excess of this amount. Therefore the Company had recorded this discount as a reduction to revenue.

In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), which specializes in subprime credit. Under this Genesis program the Company paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program the Company then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. Since initiation of the Genesis program, the Company has acquired all of the loans that have been originated. Therefore, the Company is exposed to any credit defaults by students but retains all amounts collected from the students under this program. The Company estimates loans funded under the Genesis discount loan program, net of refunds, have been approximately $0 million and $51.1 million for the three months ended September 30, 2012 and 2011, respectively.

On June 29, 2011, the Company entered into a loan origination agreement, as amended, with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775 million of new student loans through June 2015. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, the Company completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $35.4 million and $0 million for the three months ended September 30, 2012 and 2011, respectively.  Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $160.7 million.

This ASFG loan program has characteristics similar to the previous third party “discount loan” programs. As with the previous discount third party loan programs, under the ASFG program the Company pays a discount to ASFG for any loans purchased by ASFG and records the discount as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. The Company has applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse liability is established at the inception of the guarantee. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $26.6 million as of September 30, 2012. The recourse liability is recorded within accrued expenses. Upon recourse the Company will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse liability. The recourse liability related to the loans funded under the ASFG program at September 30, 2012 was $8.8 million, net of recourse paid. This recourse liability is in addition to the discount paid to ASFG and is based upon the ultimate anticipated default. The Company estimates loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, the Company’s maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

Typically, the repayment terms on student notes receivable are twelve months for each $1,000 of notes balance. The average student note balance is $2,700. The majority of loans within student notes receivable contain repayment terms of 60 months or less. Loan balances vary by program and by student, and are a function of program cost and student financial aid eligibility. The average interest rate on all outstanding loans is 8.5% as of September 30, 2012. Included in the consolidated balance sheet at September 30, 2012 and June 30, 2012 is $100.4 million and $102.9 million of notes receivable, respectively.

During the first quarter of fiscal 2012, the Company sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of September 30, 2012, the Company received an advance of $10.1 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $6.7 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of September 30, 2012 and June 30, 2012, ASFG had collected $2.0 million and $1.5 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $4.3 million and $5.4 million, respectively.

During the fourth quarter of fiscal 2012, the Company sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of September 30, 2012, the Company received an advance of $7.5 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $17.5 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of September 30, 2012 and June 30, 2012 ASFG had collected $0.9 million and $0 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $6.0 million and $7.5 million.

During the first quarter of fiscal 2013, the Company sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of September 30, 2012, the Company received an advance of $8.7 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $20.3 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of September 30, 2012 ASFG had collected $1.1 million in principal payments related to this sale and the remaining obligation is approximately $7.6 million.

	September 30, 2012	June 30, 2012
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$168,096	$113,016
Less allowance for doubtful accounts	(27,005)	(16,792)
Accounts receivable, Net	$141,091	$96,224
Student notes receivable:
Student notes receivable, Gross	$160,654	$182,380
Less allowance for doubtful accounts	(60,251)	(79,510)
Student notes receivable, Net	$100,403	$102,870

The increase in accounts receivable at September 30, 2012 compared to June 30, 2012 was primarily the result of a delay in processing Title IV funds associated with a student information system conversion and a process to consolidate institutions for purposes of reporting to ED.

Although the Company analyzes past due receivables, it is not practical to provide an aging of non-current student receivable balances as a result of the methodology utilized in determining our earned student receivable balances. Generally, a student receivable balance is written off once it reaches greater than 180 days past due. Student notes receivables are recognized on the Company’s condensed consolidated balance sheets as they are earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The note reserve methodology is reviewed annually during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a change to methodology is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during the three months ended September 30, 2012 and 2011, respectively. In the three months ended September 30, 2012 and 2011, the Company has charged-off $19.3 million and $16.3 million of Genesis notes, net of recoveries. The charge-off is recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance.

	Three Months Ended September 30
	2012	2011
	(In thousands, table for continuing and discontinued operations)
Allowance for doubtful accounts
Accounts receivable:
Beginning allowance for doubtful accounts	$18,237	$26,500
Charged to statement of operations	19,947	18,039
Deductions	(9,851)	(24,250)
Ending allowance for doubtful accounts	$28,333	$20,289
Student notes receivable:
Beginning allowance for doubtful accounts	$80,207	$77,846
Charged to statement of operations	38	17,890
Deductions	(19,303)	(16,333)
Ending allowance for doubtful accounts	$60,942	$79,403

The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 37.5% to 40.5% or $60.3 million to $65.1 million would result in a decrease in pre-tax income from continuing operations of $4.8 million for the quarter ending September 30, 2012. Recoveries for all periods presented are not material.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $30.3 million and $0 million for the three months ended September 30, 2012 and 2011, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $11.0 million and $0 million for the three months ended September 30, 2012 and 2011, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $7.1 million and $0 million for the three months ended September 30, 2012 and 2011, respectively.

Net revenues recognized related to the ASFG program have been $21.9 million and $0 million, net of discount expense; cash flows have been a net inflow of $9.0 million and $0 million for the three months ended September 30, 2012 and 2011, respectively.

Included within the Consolidated Statement of Operations, under the caption “Other expense, net” for fiscal years ended September 30, 2012, and 2011 is net other expense of $5.0 million and $0.3 million, associated with the student notes program, respectively.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $0.3 million and $0.3 million associated with the Genesis notes program, for the three months ended September 30, 2012 and 2011, respectively.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. The Company defers and recognizes program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three months ended September 30, 2012 and 2011, there was net other expense of $4.7 million and $0 million associated with the ASFG notes program. Total fees paid to ASFG, over the life of the program, as of September 30, 2012 have been $16.7 million, of which $13.3 million are deferred as of September 30, 2012. Program fees paid to ASFG during the current quarter are $3.2 million.  Total program fees expected to be incurred over the program length are expected to be approximately $8 to $10 million per year in incremental cost above those historically incurred under the Genesis program.

Note 5—Long-Term Debt and Capital Lease Obligations

As of September 30, 2012 and June 30, 2012, long-term debt and capital lease obligations consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Credit facility obligations (1)	$81,423	$123,082
Borrowings under student notes receivable sale agreements	17,857	12,951
Capital lease obligations	12,764	12,941
	112,044	148,974
Less—current portion of borrowings under student notes receivable sale agreement	(4,634)	(3,380)
Less—current portion of capital lease obligations	(736)	(710)
	$106,674	$144,884

(1)  Interest rate on credit facility is 3.0% and 4.0% as of September 30, 2012 and June 30, 2012, respectively.

On May 17, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Credit Facility”) with Bank of America, N.A., which replaces the credit facility that was set to expire in October 2012. The amended Credit Facility, which expires July 1, 2015, provides aggregate commitments including borrowings and letters of credit of up to $145 million, of which $135 million is a domestic facility, and $10 million is a Canadian facility. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $7.5 million for Canadian letters of credit. The Credit Facility is secured by guaranties from the Company and each of its subsidiaries, as well as a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries, including real property.

The following table summarizes the terms of the Credit Facility and its status as of September 30, 2012:

Borrowing limit	$145 million
Interest Rate	At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company’s Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings	$81.4 million.
Weighted Average Interest Rate	3.0%
Outstanding letters of credit	$17.9 million domestic, $4.7 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score. As of September 30, 2012, the Company was in compliance with all of the covenants.

The Company received $8.7 million and $17.6 million of proceeds from ASFG related to the sale of notes during the first quarter of fiscal 2013 and fiscal 2012, respectively. The recourse provisions of these sales prevent the Company from derecognizing the underlying notes sold. Accordingly, the proceeds have been recorded as debt on the Condensed Consolidated Balance Sheet. The debt and underlying student notes will be derecognized as ASFG receives principal payments. As of September 30, 2012 and June 30, 2012, the remaining obligation is approximately $17.9 million and $13.0 million, respectively. The Company has classified the debt between short-term and long-term in proportion to the classification of the related student notes receivable.

Note 6—Weighted Average Number of Common Shares Outstanding

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income or loss per common share for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012	2011
Basic common shares outstanding	85,486	84,807
Effects of dilutive securities:
Stock options and restricted stock units	708	—
Diluted common shares outstanding	86,194	84,807

During the three months ended September 30, 2012 and 2011, the Company issued 0.6 million and 0.2 million shares, respectively, of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units. During the three months ended September 30, 2012 and 2011, approximately 11.3 million and 13.0 million, respectively, of our stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. The Company may repurchase shares on the open market or in private transactions from time to time, depending on the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of September 30, 2012 the Company had repurchased 3,917,200 shares at an average price of $6.38 under this program during fiscal year 2011.  No shares were repurchased in fiscal year 2013 or 2012.

Note 7—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Revenues from unaffiliated customers
U.S. operations	$393,024	$381,273
Canadian operations	15,536	16,924
Consolidated	$408,560	$398,197

	September 30, 2012	June 30, 2012
Long-lived assets
U.S. operations	$702,458	$699,394
Canadian operations	12,541	12,512
Consolidated	$714,999	$711,906

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

False Claims Act Qui Tams

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case was captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions alleged violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleged causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and, on August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court’s dismissal and remanded with instructions to permit the relator to amend the complaint. On December 15, 2011, the first amended Lee complaint was filed in U.S. District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLC, David Moore and Jack Massimino. The Company moved the U.S. District Court to dismiss the first amended Lee complaint, and the relators opposed that motion. On April 19, 2012, the District Court held that the statute of limitations bars the relators from asserting claims based on conduct prior to 2005, but otherwise denied the Company’s motion to dismiss. The Company believes this remaining Lee complaint is without merit and intends to defend itself and its current and former directors vigorously.

Additionally, the Company has received an inquiry from the same Assistant U.S. Attorney involved in reviewing the Lee matter regarding the Company’s attendance procedures at three of its campuses. The Company infers, but has been unable to confirm, that this inquiry may relate to another qui tam filed under seal that is pending the government’s investigation and intervention decision. The Company is cooperating and responding to the request.

Separately, on April 24, 2012, a complaint captioned United States of America ex rel. Carolina Marion v. Heald College Inc. and Corinthian Colleges Inc. was filed under seal in the U.S. District Court for the Northern District of California. Since the complaint was filed under seal, the Company has not been able to obtain a copy of the complaint but infers that this too is a qui tam action brought under the False Claims Act.  Recently, the Company received an inquiry from the Assistant U.S. Attorney apparently involved in reviewing the Marion matter regarding attendance procedures at the Heald Salinas campus.

Securities and Derivative Litigation

On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs intervened in the lawsuit and petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs thereafter filed a second amended consolidated complaint, and the Company moved to dismiss the second amended consolidated complaint. On January 30, 2012, the U.S. District Court granted the Company’s motion to dismiss, and gave the plaintiffs thirty days to file an amended complaint. On February 29, 2012, the plaintiffs filed a third amended complaint (the “TAC”) in U.S. District Court, and, on March 30, 2012 the Company and the individual defendants filed a motion to dismiss. On August 20, 2012, the U.S. District Court granted the Company’s and the individual defendants’ motion to dismiss, with prejudice. The plaintiffs have filed a notice of appeal, and the Company will continue to defend itself and its current and former officers vigorously.

On October 19, 2010, a shareholder derivative complaint captioned David Realty Company, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the then-current members of the Company’s Board of Directors, plus Ken Ord and Matt Ouimet, both of whom are current or former officers of the Company, and against the Company as a nominal defendant. On October 22, 2010, a second shareholder derivative complaint captioned Jake Vale, derivatively on behalf of Corinthian Colleges, Inc., v. Paul St. Pierre, et al., was filed in the United States District Court for the Central District of California against all of the current members of the Company’s Board of Directors, plus Ken Ord, and against the Company as a nominal defendant. Both derivative complaints are based on factual allegations similar to those alleged in the Karam federal securities complaint identified above. The David Realty Company complaint asserted causes of action for breach of fiduciary duty, unjust enrichment, and breach of fiduciary duty for insider selling and misappropriation of information; the Vale complaint asserted causes of action for violation of Section 14(a) of the 1934 Exchange Act, breach of fiduciary duty, unjust enrichment, and indemnification and contribution. These matters were subsequently consolidated in the

United States District Court for the Central District of California in a matter captioned In re: Corinthian Colleges, Inc. Shareholder Derivative Litigation, and the Company and the individual defendants filed a motion to dismiss the consolidated action. On January 30, 2012, the U.S. District Court granted the Company’s motion to dismiss, and gave the plaintiffs thirty days to file an amended complaint. On November 18, 2011, David Realty Company, a putative shareholder of the Company and a plaintiff in the matter captioned In re: Corinthian Colleges, Inc. Shareholder Derivative Litigation, filed a Petition for Writ of Mandate in a matter captioned David Realty Co. v. Corinthian Colleges, Inc. in California Superior Court seeking to compel the Company to produce books and records under California common law and California Corporations Code Section 1600, et seq. The Company has filed an answer and a memorandum of points and authorities in opposition to the petition for writ of mandate. On February 29, 2012 the U.S. District Court for the Central District of California granted David Realty Company’’s ex parte application to extend the deadline to file an amended complaint in the shareholder derivative litigation pending resolution or further developments in the petition for writ of mandate pending in David Realty Co. v. Corinthian Colleges, Inc. In August 2012, David Realty Company. voluntarily dismissed, without prejudice, its Petition for Writ of Mandate in California Superior Court, and the Company and David Realty Company. stipulated to a stay of the derivative action pending resolution of the Company’s pending motion to dismiss the Karam securities case noted above. Following the District Court’s dismissal of the Karam complaint, David Realty Company voluntarily dismissed, without prejudice, the consolidated shareholder derivative complaint on September 6, 2012.

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

On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company’s Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre-and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. On July 26, 2010, the Court ordered the matter to binding arbitration, and the plaintiff subsequently filed a putative class action demand in arbitration. The arbitrator ruled that the arbitration provision in the former student’s enrollment agreement is susceptible to class-wide resolution, but did not address whether a class should be certified. The Company appealed the clause-construction decision and on June 15, 2012 the U.S. Court of Appeals for the Fifth Circuit issued an opinion overturning the arbitrator’s decision and ruling that the enrollment agreement is not susceptible to class-wide resolution. The plaintiff’s motion for a rehearing by the entire Fifth Circuit was denied, and the deadline to seek review by the United States Supreme Court has passed without action by the plaintiff. The Company believes the matter is without merit and intends to defend itself and its subsidiary vigorously.

On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs were thirty-three individuals who purport to be current and/or former students of the Company’s Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleged breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company’s medical assisting program at the Merrionette Park campus. The plaintiffs sought to certify a class composed of all persons who enrolled in the Company’s Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and sought actual and compensatory damages on behalf of such persons, costs and attorneys’ fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deemed proper. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted. Thirty-one plaintiffs have filed individual demands in arbitration. Individual arbitration hearings commenced as scheduled during the quarter ended June 30, 2012, but the Company and the plaintiffs have now agreed to hold the hearings in abeyance to engage in settlement discussions. The Company continues to believe these matters are without merit and will continue to defend itself vigorously if a reasonable resolution cannot be achieved.

During fiscal 2011, the Company experienced an unprecedented increase in putative class action lawsuits by former students. In many of these cases, the plaintiffs and their counsel sought to represent a class of “similarly situated” people as defined in the complaint. The Company believes these lawsuits are largely the result of negative publicity—and aggressive lawyer recruitment of potential clients—surrounding the Department of Education’s (“ED’s”) rulemaking efforts, the Senate HELP Committee hearings, the Government Accountability Office (“GAO”) report, and other related matters that occurred during that time period. Many of the cases filed during that time have since been dismissed. In virtually all of the following remaining cases, the plaintiffs cite testimony from the HELP Committee hearings, the GAO report, public statements by elected officials and/or other negative media coverage in their complaints, although the locations of the students, the specific allegations, and the nature of their claims differ. The Company believes all of the following complaints are contractually required to be resolved in individual arbitrations between the named students and the Company, and the Company has moved, to compel these cases to arbitration. The following is a brief summary of such matters:

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

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging breach of implied contract, breach of implied covenant of good faith and fair dealing, violation of California’s Business and Professions Code, violation of California’s Consumer Legal Remedies Act, negligent misrepresentation and fraud; Complaint seeks class certification, injunctive relief, restitution, disgorgement, punitive damages, attorneys’ fees and cost of suit.

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

Alleged misrepresentations by specific admissions representatives at a specific campus and unlawful business practices in the licensed vocational nursing program in Alhambra, CA; Causes of action alleging violation of the California Consumer Legal Remedies Act, fraud, breach of contract, violation of California’s former Private Postsecondary and Vocational Education Reform Act, violation of the Racketeer Influenced and Corrupt Organizations Act, violation of California’s Business and Professions Code; Complaint seeks class certification, injunctive relief, damages, restitution and disgorgement, civil penalties, punitive damages, treble damages, attorneys’ fees and expenses, costs of suit and other relief.

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

Regulatory Matters

On October 19, 2010, the Company became aware of news stories which reported that the Florida Attorney General’s Office (the “FL AG’s Office”) had begun an investigation into certain private sector education companies in Florida, including the Company, seeking information on potential misrepresentations in financial aid, recruitment and other areas. On October 21, 2010, the Company received a subpoena from the FL AG’s Office seeking a wide range of documents from January 1, 2006 to the present. The Company’s attorneys have met with representatives of the FL AG’s Office multiple times and the Company has provided voluminous materials in response to the subpoena. Additionally, the Company has filed a motion to quash portions of the subpoena and for a protective order with respect to certain confidential and proprietary information. The Company expects to continue to provide reasonable cooperation to the FL AG’s Office.

On April 29, 2011, the Company’s Everest Institute campuses in Brighton and Chelsea, Massachusetts received civil investigative demands from the Massachusetts Attorney General’s Office (the “MA AG”) seeking (i) information about past students who have enrolled in each institution, (ii) the identity of recruiters, (iii) recruiting and enrollment documents, (iv) documentation related to analyses of delinquency, default, drop out, refund, loan forgiveness or reduction, placement, student income, and/or any student’s ability to repay loans, and (v) cohort default and graduation rates. The Company has cooperated, and continues to cooperate, with the MA AG’s reasonable requests for information, including a request for additional information received on July 20, 2012.

On April 11, 2011 the Company’s Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED’s Office of Inspector General (the “OIG”) requesting documents related to the Jonesboro campus’s employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney (the “AUSA”) for the Northern District of Georgia who focuses primarily on civil false claims act matters, including qui tams. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney’s Office has made a determination about whether to file a false claims act lawsuit in this matter. The Company has provided documents to the OIG, met with the OIG and the AUSA supervising this matter, and is continuing to cooperate with the OIG’s request.

On May 19, 2011, along with other private sector education companies, the Company received a subpoena from the New York Attorney General’s Office (the “NY AG”) seeking information on potential issues related to financial aid, admissions, students, securities and other areas. The Company is cooperating with the NY AG’s requests for information.

On December 15, 2011, after other private sector education companies had received similar requests, the Company received a civil investigative demand from the Illinois Attorney General’s Office (the “IL AG”) seeking information on potential issues related to financial aid, admissions, students and other areas. The Company has obtained protection of its confidential and sensitive business information and is cooperating with the IL AG’s reasonable requests for information.

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

As of September 30, 2012, the Company had established aggregate reserves for all of the matters disclosed above, as well as for those additional matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 9— Business Acquisitions

Effective July 31, 2012, the Company, through a wholly-owned subsidiary, purchased substantially all of the capital stock of QuickStart Intelligence Corporation (“QuickStart”) pursuant to a Stock Purchase Agreement for $11.6 million, net of $3.3 million of cash acquired. The QuickStart acquisition yielded $8.2 million of goodwill and $7.6 million of identifiable intangibles.  The identifiable intangibles acquired include Trade names of $3.8 million, Student relationships of $3.6 million, and non-compete contracts of $0.2 million which will be amortized over their estimated useful lives.

QuickStart is a corporate training company that provides short-term instruction to IT professionals on Microsoft, Cisco and other software. QuickStart currently operates through eight learning centers in California, Oregon and Washington, and also offers training via online instruction and its results are included in the Consolidated Financial Statements from the date of acquisition.  We expect to adopt QuickStart’s courses into certain of our existing colleges to provide additional sources of non-Title IV revenue to assist in compliance with ED’s 90/10 rule.

Note 10—Income Taxes

The Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are reported as a component of income tax expense. As of September 30, 2012 and June 30, 2012, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Financial Position are not material.

As of September 30, 2012 and June 30, 2012, the total amount of unrecognized tax benefits was $3.6 million. As of September 30, 2012 and June 30, 2012, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $3.0 million. The Company does not presently anticipate settlement of any uncertain tax positions matters within the next twelve months.

The Company’s effective tax rate was a charge of 40.0% for the current quarter compared to a benefit of 40.9% for the three months ended September 30, 2011.

Note 11—New Accounting Pronouncements

Pursuant to the Company’s adoption of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income and Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, the Company elected to present separate consolidated statements of comprehensive income.

There have been no other new accounting pronouncements that are expected to have had a significant impact on the Company’s consolidated financial statements or notes thereto.

Note 12—Subsequent Events

The Company has evaluated material transactions and events and concluded that no subsequent events have occurred that require reporting in this Form 10-Q as of the filing date except as disclosed in Note 8—Commitments and Contingencies.

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of many factors, including the following: risks associated with variability in the expense and effectiveness of the Company’s advertising and promotional efforts; unfavorable changes in the cost or availability of alternative loans for our students; the uncertain future impact of the new student information system; increased competition; the Company’s effectiveness in its regulatory compliance efforts; the outcome of pending litigation against the Company; the outcome of ongoing reviews and inquiries by accrediting, state and federal agencies; general labor market conditions; general credit market conditions and lenders’ willingness or potential unwillingness to make loans to our students; and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risk Factors” in the Company’s Annual Report on Form 10-K, the section titled “Risk Factors” in this Report on Form 10-Q, and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.  You should keep in mind the following points as you read this Report on Form 10-Q: (i) the terms “we,” “us,” “our” and the “Company” refer to Corinthian Colleges, Inc. and its subsidiaries; (ii) the terms “school,” “college,” “campus,” or “university” refer to a single location of any school; and (iii) the term “institution” means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education, which we sometimes refer to herein as the “ED”.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts and notes receivable agings and applying various expected loss percentages to student accounts and notes receivable categories based upon historical bad debt experience and consideration of the current economic environment. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 16.1% to 19.1% or $27.0 million to $32.1 million would result in a decrease in pre-tax income of $5.1 million for the quarter ended September 30, 2012. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 37.5% to 40.5% or $60.3 million to $65.1 million would result in a decrease in pre-tax income of $4.8 million for the quarter ended September 30, 2012.

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

However, if an institution’s former students’ default rate on guaranteed loans (the “Cohort Default Rate”) equals or exceeds applicable thresholds for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. Our institutions’ Cohort Default Rates act as a gatekeeper to their eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federally guaranteed loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels.

Insurance/Self-Insurance.  We use a combination of insurance and self-insurance for a number of risks including claims related to employee health care, workers’ compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors and other actuarial assumptions. The Company’s loss exposure related to self-insurance is limited by stop loss coverage. Our expected loss accruals are based on estimates, and while we believe the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

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

Goodwill is tested annually for impairment during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not to be impaired. The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” We perform the goodwill impairment test one level below the operating segment level.

We determine the fair value of our reporting units using an equal weighting of an income approach, based on discounted cash flow (“DCF”), and a market-based approach. The DCF incorporates our cash flow projections and a terminal value. This amount is then discounted using a weighted average cost of capital (WACC) which considered our costs of debt and equity. We then reconcile the calculated fair value of our reporting units to our market capitalization, including a reasonable premium, as another consideration in assessing fair value.

In establishing the WACC, consideration is given to specific regulatory risks related to each reporting unit, including the impact of our decision with respect to enrolling “ability to benefit” students. Our cash flow projections incorporate our best estimate of potential future changes related to gainful employment. However, further negative developments in the regulatory environment could impact future assessments and result in impairments of goodwill and other indefinite lived intangible assets. In addition, impairment assessments involve significant judgments related to future revenues and earnings. Although we believe we have made reasonable and supportable estimates in connection with our impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

At September 30, 2012, we considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non-amortizable intangible assets at the date and concluded that no such test was necessary.  We will perform our required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2013.  During the quarter ended September 30, 2012 we began to teach-out the Milwaukee, WI campus due to unsatisfactory student outcomes. We expect the teach-out to be complete during the second quarter of fiscal year 2013. The results of operations for Milwaukee will remain within continuing operations in our consolidated statements of operations for all periods presented. Once the teach-out is completed, the campus will be included within discontinued operations. The Company recorded a $2.4 million impairment charge of long-lived assets in the current quarter.

At September 30, 2011, we also considered if any indicators of impairment existed at that balance sheet date. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. At that time we believed that continued regulatory uncertainties, and the potential impact of new regulations, particularly regulations regarding gainful employment, had a sustained negative impact on our stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets related to the WyoTech schools were impaired. The estimated fair values of WyoTech’s trade names and accreditation fell below their carrying values of $14.0 million and $2.2 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011. As a result, we recorded an impairment charge of $7.1 million, which reduced the carrying value of WyoTech’s trade names to $8.6 million and accreditation to $0.5 million.

Accreditation is required for an institution to be eligible to participate in the federal student financial aid programs. The process of obtaining accreditation and access to Title IV funds is a barrier to entry for the industry. The process of applying for accreditation is a time intensive and expensive process, whereby an institution is required to operate without eligibility to Title IV funds for several years. For the 2012 fiscal year, our institutions derived the majority of their revenues from Title IV programs, and the Company as a whole derived approximately 84.6% of its net U.S. revenue (on a modified cash basis) from Title IV Programs, after giving effect to the temporary relief for institutional loans under the Higher Education Opportunity Act.

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

For accreditation, at June 30, 2012, the current “as is” scenario derives value from cash flows projected from fiscal 2013 to fiscal 2018, with compound annual growth rates ranging from (28.4%) to 10.9% with discount rates ranging from 13.9% to 30.9%. After the estimated future cash flows for the “as is” and “without” scenarios were determined, management calculated their respective present values and then subtracted the present value of the “without” scenario from the present value of the “as is” scenario to obtain the estimated fair value of accreditation. The significant assumptions for the “without” scenario include estimated compound annual growth rates ranging from 53.4% to 72.8% with discount rates ranging from 13.9% to 30.9%. Using this analysis, at June 30, 2012 the fair value of accreditation exceeded book value by a range of 8.7% to 1134%.

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

At September 30, 2012, goodwill of $197.9 million relates to the Heald reporting unit, which was acquired in January 2010. Additionally, during the first quarter of 2013 we acquired QuickStart which resulted in $8.2 million of goodwill. Since the acquisition, of Heald it has continued to meet or exceed all operating projections, including but not limited to revenues and cash flow targets. The annual impairment test of Heald’s goodwill as of June 30, 2012 did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, at June 30, 2012 we assumed a WACC of 11.7%, revenue growth rates ranging from (2.4%) to 3.4% for fiscal 2013 to 2015 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 13.6%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and to regulatory uncertainty. Although we believes the estimates made are reasonable and supportable in connection with the impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

We used the relief from royalty method to estimate the fair value of trade names. Under the relief from royalty method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licensed to a third-party. For Heald, at June 30, 2012, we assume a royalty rate of 3.0% based upon comparable licensing transactions, a discount rate of 13.9%, a tax rate of 39%, and a terminal growth rate value of 4.0%. For WyoTech, we assume a royalty rate of 2.25% based upon comparable licensing transactions, a discount rate of 20.9%, a tax rate of 39% and a terminal growth rate value of 1.5%.

The determination of whether or not intangible assets are impaired involves significant judgment. This judgment includes estimates of student population, program mix, and pricing changes which could be affected by future regulations, or compliance with regulatory and accreditation standards. Although we believe our goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

Assets and liabilities held for sale.  We estimate the fair value of certain assets and liabilities associated with schools that are held for sale. The valuation of these assets and liabilities involves subjective judgment by management on the timing and amount of proceeds or payments. These estimates had an effect on the amount of impairment losses recognized. We develop these assumptions based on past experience and by evaluating the circumstances surrounding each situation and location. These estimates are subject to change and thus any variation to the estimates could influence the total loss on the sale of schools.

Contingencies.  In the ordinary conduct of the business, we are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates, routine employment matters and investigations by regulatory authorities. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the lawsuits, investigations or claims pending against us will not have a material adverse effect on our financial condition or results of operations.

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

Results of Operations

Comparisons of results of operations between the three months ended September 30, 2012 and September 30, 2011.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,
	2012	2011
Statement of Operations Data:
Net revenues	100.0%	100.0%
Operating expenses:
Educational services	61.7	62.7
General and administrative	10.5	11.6
Marketing and admissions	24.4	25.0
Impairment, facility closing, and severance charges	0.8	2.3
Total operating expenses	97.4	101.6
Income (loss) from operations	2.6	(1.6)
Interest income	—	—
Interest expense, net	0.3	0.6
Other expense, net	1.0	0.2
Income (loss) from continuing operations before provision (benefit) for income taxes	1.3	(2.4)
Provision (benefit) for income taxes	0.5	(1.0)
Income (loss) from continuing operations	0.8	(1.4)
Loss from discontinued operations, net of tax	(0.4)	(1.0)
Net income (loss)	0.4%	(2.4)%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Revenues. Net revenues increased $10.4 million, or 2.6%, from $398.2 million in the first quarter of fiscal 2012 to $408.6 million in the first quarter of fiscal 2013. The increase was due to a 2.2% increase in average revenue per student during the period and an approximate 0.4% increase in average student population. At September 30, 2012, student population was 92,070 compared with 91,107 at September 30, 2011, an increase of 1.1%. Total student starts increased 3.5% to 31,458 for the first quarter of fiscal 2013 when compared to the first quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $2.5 million, or 1.0%, from $249.7 million in the first quarter of fiscal 2012 to $252.2 million in the first quarter of fiscal 2013. As a percentage of net revenues, educational services expenses decreased from 62.7% of revenues in the first quarter of fiscal 2012 to 61.7% of revenues in the first quarter of fiscal 2013. The decrease was primarily due to a decrease in compensation and facilities expense, partially offset by an increase in bad debt expense.  The decrease in facilities costs as a percentage of revenues was a result of a higher level of utilization of our facilities in 2013 compared to 2012.  As the costs of operating our facilities are largely fixed in nature, this increased level of capacity utilization positively affects educational services expense as a percentage of revenues.  Bad debt expense increased to $19.6 million or 4.8% of net revenues for the first quarter of fiscal 2013 compared to $16.7 million or 4.2% of net revenues for the first quarter of fiscal 2012.  The increase in bad debt expense is primarily the result of a delay in processing Title IV funds associated with a student information system conversion and a process to consolidate institutions for purposes of reporting to ED.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $3.1 million, or 6.7%, from $46.1 million in the first quarter of fiscal 2012 to $43.0 million in the first quarter of fiscal 2013. As a percentage of net revenues, general and administrative expenses decreased from 11.6% of revenues in the first quarter of fiscal 2012 to 10.5% of revenues in the first quarter of fiscal 2013. The decrease as a percentage of revenue is primarily due to continued cost savings measures.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $0.2 million, or 0.2%, from $99.5 million in the first quarter of fiscal 2012 to $99.7 million in the first quarter of fiscal 2013.  As a percentage of net revenues, marketing and admissions expenses decreased from 25.0% of revenues in the first quarter of fiscal 2012 to 24.4% of revenues in the first quarter of fiscal 2013. The decrease as a percentage of revenue is primarily the result of efficiencies in admissions. The cost per start decreased $104 or 3.2% from $3,274 in the first quarter of fiscal 2012 to $3,170 in the first quarter of fiscal 2013.

Impairment and Severance Charges. During the first quarter of 2013 we incurred a long-lived asset impairment charge of $2.4 million related to the decision to teach-out the Milwaukee campus and severance charges of $0.8 million. During the first quarter of fiscal 2012 we incurred an impairment charge of $7.1 million related to intangible assets and severance changes of $2.1 million.

Provision (Benefit) for Income Taxes. The effective income tax rate in the first quarter of fiscal 2013 was 40.0% as compared to 40.9% in the first quarter of fiscal 2012.

Seasonality and Other Factors Affecting Quarterly Results

Our net revenues normally fluctuate as a result of seasonal variations in our business. Student population varies as a result of new student enrollments, graduations, and student attrition. Historically, our schools have had lower revenues in the first fiscal quarter than in the remainder of the fiscal year. Our expenses, however, do not vary as significantly as student population and revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. More importantly, quarterly results may be impacted based on the timing and extent of new acquisitions, new branch openings, relocations and remodels, new program adoptions and high school enrollments. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

On May 17, 2012, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Facility”) with Bank of America, N.A., which replaces the credit facility that was set to expire in October 2012. The Credit Facility, which expires July 1, 2015, provides aggregate commitments including borrowings and letters of credit of up to $145 million, of which $135 million is a domestic facility, and $10 million is a Canadian facility. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $7.5 million for Canadian letters of credit. The Credit Facility is secured by guaranties from the Company and each of its subsidiaries, pledges of stock of the Company’s subsidiaries and a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries, including real property.

The following table summarizes the terms of the Credit Facility and its status as of September 30, 2012:

Borrowing limit	$145 million
Interest Rate	At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company’s Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings at September 30, 2012	$81.4 million.
Weighted Average Interest Rate at September 30, 2012	3.0%
Outstanding letters of credit at September 30, 2012	$17.9 million domestic, $4.7 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score. As of September 30, 2012, we were in compliance with all of the covenants.

Working capital amounted to $35.6 million as of September 30, 2012 and $69.8 million as of June 30, 2012 and the current ratio was 1.1:1 and 1.2:1, respectively. The decrease in working capital compared to June 30, 2012 is primarily due to the net repayment of cash borrowed for purposes of calculating our ED financial responsibility score as of year-end, partially offset by the timing of cash receipts and payments.

Cash flows provided by operating activities amounted to $20.4 million in the first three months of fiscal 2013 compared to $54.1 million provided by operating activities in the same period of fiscal 2012. The decrease in cash provided by operating activities for the first three months of fiscal 2013 compared to the first three months of fiscal 2012 was primarily due to a decrease in cash provided by working capital of $36.8 million, partially offset by an increase in income before depreciation, amortization, stock-based compensation, deferred taxes and impairment charges of $3.0 million.  The change in working capital was primarily due to the Company not collecting approximately $87.0 million of Title IV funds as of June 30, 2011, (which was subsequently collected in July 2011), and the timing of cash receipts and payments.  Included within cash flows from operating activities are $0.8 million and $2.2 million of net cash flows used in operating activities related to discontinued operations for the three months ending September 30, 2012 and September 30, 2011, respectively.

Cash flows used by investing activities of $19.0 million were comprised of net cash paid to acquire QuickStart of $11.6 million and capital expenditures of $7.4 million in the first three months of fiscal 2013. During the same period of fiscal 2012, cash flows used by investing activities were $11.2 million which were comprised solely of capital expenditures. The capital expenditures were primarily related to new campuses, relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $40 to $45 million for fiscal 2013.

Cash flows used in financing activities in the first three months of fiscal 2013 primarily related to net payments on debt and amounted to approximately $36.5 million compared to $111.3 million for the same period of fiscal 2012. The decrease in cash used in financing activities in the first three months of fiscal 2013 compared to the same period last year was due primarily to an decrease in the net repayment of debt of $80.2 million, partially offset by a reduction in net proceeds from recourse sales of student loans to ASFG of $5.2 million.

Historically, we had developed several third party loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as “discount loans,” since we incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers, we were not at risk for loan losses in excess of the discount paid, but were not entitled to any proceeds collected by the service providers in excess of the net amount lent. Therefore we had recorded this discount as a reduction to revenue.

In fiscal 2008, we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), which specializes in subprime credit. Under this Genesis program we paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program we then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of the agreement. Since we initiated the Genesis program, we have acquired all of the loans that have been originated. Therefore, we are exposed to any credit defaults by students but retain all amounts collected from the students under this program. We estimate loans funded under the Genesis discount loan program, net of refunds, have been approximately $0 million and $51.1 million for the three months ended September 30, 2012 and 2011, respectively.

On June 29, 2011, we entered into a loan origination agreement, as amended with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775 million of new student loans through June 2015. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, we completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $35.4 million and $0 million for the three months ended September 30, 2012 and 2011, respectively. Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $160.7 million.

This ASFG loan program has characteristics similar to the previous third party “discount loan” programs. As with the previous discount third party loan programs, under the ASFG program we pay a discount to ASFG for any loans purchased by ASFG and records the discount as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. We have applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse liability is established at the inception of the guarantee. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $26.6 million as of September 30, 2012. The recourse liability is recorded within accrued expenses. Upon recourse we will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse liability. The recourse liability (net of recourse paid) related to the loans funded under the ASFG program at September 30, 2012 was $8.8 million. This recourse liability is in addition to the discount paid to ASFG and is based upon the ultimate anticipated default. We estimate loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

During the first quarter of fiscal 2012, we sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of September 30, 2012, we received an advance of $10.1 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $6.7 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of September 30, 2012 and June 30, 2012, ASFG had collected $2.0 million and $1.5 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $4.3 million and $5.4 million, respectively.

During the fourth quarter of fiscal 2012, we sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of September 30, 2012, we received an advance of $7.5 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $17.5 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of September 30, 2012 and June 30, 2012 ASFG had collected $0.9 million and $0 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $6.0 million and $7.5 million.

During the first quarter of fiscal 2013, we sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of September 30, 2012, we received an advance of $8.7 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $20.3 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of September 30, 2012 ASFG had collected $1.1 million in principal payments related to this sale and the remaining obligation is approximately $7.6 million.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $30.3 million and $0 million for the three months ended September 30, 2012 and 2011, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $11.0 million and $0 million for the three months ended September 30, 2012 and 2011, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $7.1 million and $0 million for the three months ended September 30, 2012 and 2011, respectively.

Net revenues recognized related to the ASFG program have been $21.9 million and $0 million, net of discount expense; cash flows have been a net inflow of $9.0 million and $0 million for the three months ended September 30, 2012 and 2011, respectively.

Included within the Consolidated Statement of Operations, under the caption “Other expense, net” for fiscal years ended September 30, 2012, and 2011 is net other expense of $5.0 million and $0.3 million, associated with the student notes program, respectively.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $0.3 million and $0.3 million associated with the Genesis notes program, for the three months ended September 30, 2012 and 2011, respectively.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. We defer and recognize program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three months ended September 30, 2012 and 2011, there was net other expense of $4.7 million and $0 million associated with the ASFG notes program. Total fees paid to ASFG, over the life of the program, as of September 30, 2012 have been $16.7 million, of which $13.3 million are deferred as of September 30, 2012. Program fees paid to ASFG during the current quarter are $3.2 million.  Total program fees expected to be incurred over the program length are expected to be approximately $8 to $10 million per year in incremental cost above those historically incurred under the Genesis program.

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

Supplemental Accrediting Agency Reports. An accrediting agency may require an institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, typically retention, completion or graduate placement outcomes. This is commonly referred to as being on “reporting” status. As of September 30, 2012, thirty-five of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions’ students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall retention, completion or placement rates. We are working to improve the retention, completion and placement rates in the identified programs at these schools.

Program Reviews. From time to time certain of our institutions have been the subject of program reviews by ED and other agencies. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) Everest College Phonix (“ECP”) has received program review reports and provided written responses regarding the site visits ED conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit, (ii) site visits occurred at the Company’s WyoTech Laramie, WY campus and its two additional locations in Blairsville, PA and Sacramento, CA in February 2012 and ED has issued a program review report and the Company is in the process of preparing its response, (iii)  The Company’s Everest College campus in Springfield, MO and its additional location in Ontario Metro, CA has received a program review report and provided a written response regarding the site visits ED conducted in April 2012, but ED has not yet issued final determination letters, (iv)  The Company’s Everest College campus in Crosslanes, WV has received a program review report and provided a written response regarding the site visits ED conducted in April 2012, but ED has not yet issued a final determination letter, (v) The Company’s Everest College campus in Rochester, NY has received a program review report and provided a written response regarding the site visit ED conducted in April 2012, but ED has not yet issued a final determination, and (vi) ED conducted site visits at the Company’s campus in Largo, FL in August 2012, and its campuses in Pompano Beach, FL and Renton, WA in September 2012, but has not yet issued program review reports. The Company will continue to cooperate with ED in its ongoing reviews.

        As previously reported, in April 2010 we received ED’s program review report related to the site visit for ECP which occurred in August 2008. The report maintains that ECP failed to make students aware of the total amounts of financial aid for which they were entitled, failed to accurately inform students of the program costs, and delayed disbursements of Title IV funds. The report also contains findings regarding inadequate documentation, verification and availability of records for ED review, and the failure to make certain disbursements. In the report, ED characterizes certain of these findings as misrepresentations by ECP to its students, as a breach of fiduciary duty and as evidencing an intentional evasion of the 90/10 requirements. We disagree with these characterizations and have provided written responses to the program review report in two submissions to ED. We will continue to cooperate with ED in its review.

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

Interest Rate Exposure. As of September 30, 2012, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $81.4 million and capital lease obligations of $12.8 million, and (ii) student notes receivable, net, in the aggregate amount of $100.4 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of September 30, 2012 was a deficit of CAD $36.1 million which includes borrowings outstanding under the credit facility of CAD $1.4 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.                         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our accreditation agencies may prescribe more rigorous standards which could adversely affect our business.

Participation in federal student financial aid programs requires that each of our U.S. schools be accredited by an accreditation agency recognized by the U.S. Department of Education as a reliable authority on institutional quality. The accreditation standards of the various institutional accreditation agencies that accredit our schools differ.  These agencies periodically review their accreditation standards and may prescribe more rigorous standards from time to time.

In this regard, the Accrediting Counsel for Independent Colleges and Schools (“ACICS”), which accredits forty-five of our U.S. schools and all sixteen of our Canadian schools, has adopted enhanced retention and placement rates on an institutional basis, and has imposed retention and placement standards on a programmatic basis for the first time, that will make it more difficult for our schools to satisfy ACICS’s accreditation standards. If ACICS were to withdraw accreditation from any of our schools, or if we are required to teach out programs that fail to meet the new program-level standards, enrollment in the affected institutions and programs could decline, which could have a material adverse impact on student enrollment, revenues and cash flows at those schools.

Complying with more rigorous accreditation standards could also require significant changes to the way we operate our business and increase our administrative and other costs. No assurances can be given that our schools will be able to comply with more rigorous accreditation standards in a timely manner or at all. If any of our schools does not meet its accreditation requirements, its accreditation could be limited, modified, suspended or terminated. Failure to maintain accreditation would make such school ineligible to participate in Title IV programs, which could have a material adverse effect on our business.

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

Item 3.                                  Defaults Upon Senior Securities

None

Item 5.                                  Other Information

None

Item 6.   Exhibits

(a) Exhibits:

Exhibit 10.1

Description of Long-Term Cash Award issued to certain of the Company’s executive officers on August 16, 2012 (incorporated by reference to the text of Item 5.02 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 22, 2012)

Exhibit 10.2

Form of Amendment and Extension of Employment Agreement dated as of September 24, 2012, by and between the Company and Jack D. Massimino (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2012)

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

Exhibit 101

The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

November 1, 2012	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 1, 2012	/s/ ROBERT C. OWEN
Robert C. Owen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)