Form 10-Q
period 2012-12-31
CORINTHIAN COLLEGES INC
filed 2013-02-01
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2012

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

At January 25, 2013, there were 85,834,385 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2012

EXPLANATORY NOTE

During the second quarter of fiscal 2013, Corinthian Colleges, Inc. (the “Company”) completed the teach-out of the Milwaukee, WI, Arlington, VA, and Decatur, GA campuses.  Additionally, during fiscal 2012, the Company decided to divest two WyoTech schools located in Sacramento, CA and Daytona Beach, FL and four Everest schools located in San Francisco, CA, San Jose, CA, Hayward, CA, and Los Angeles, CA (the “Sale Schools”). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales during fiscal 2013. Additionally, during fiscal year 2012, the Company completed the teach-out of the Ft. Lauderdale, FL and Chicago, IL campuses. The Company expects to have no significant continuing involvement with these locations after the respective sale or teach-outs are completed. The results of operations for the Sale Schools and teach-out schools are reflected within discontinued operations in the Company’s Condensed Consolidated Statements of Operations for all periods presented, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.           Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	December 31, 2012	June 30, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,633	$72,525
Accounts receivable, net of allowance for doubtful accounts of $26,352 and $16,053 at December 31, 2012 and June 30, 2012, respectively	75,870	94,893
Student notes receivable, net of allowance for doubtful accounts of $10,240 and $20,753 at December 31, 2012 and June 30, 2012, respectively	25,110	26,772
Deferred income taxes	37,254	37,242
Prepaid expenses and other current assets	101,193	111,894
Assets held for sale	6,818	13,019
Total current assets	289,878	356,345
PROPERTY AND EQUIPMENT, net	234,900	248,082
OTHER ASSETS:
Goodwill	206,060	197,875
Other intangibles, net	181,299	174,098
Student notes receivable, net of allowance for doubtful accounts of $29,926 and $58,578 at December 31, 2012 and June 30, 2012, respectively	72,340	76,098
Deposits and other assets	7,045	7,397
Deferred income taxes	4,737	4,618
TOTAL ASSETS	$996,259	$1,064,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,342	$24,184
Accrued compensation and related liabilities	62,833	79,333
Accrued expenses	32,417	40,529
Prepaid tuition	120,670	108,830
Current portion of capital lease obligations	749	710
Current portion of long-term debt	3,705	3,380
Liabilities held for sale	23,794	27,188
Total current liabilities	313,510	284,154
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	11,821	12,231
LONG-TERM DEBT, net of current portion	30,846	132,653
DEFERRED INCOME TAXES	7,654	4,959
OTHER LONG-TERM LIABILITIES	63,009	65,601
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 92,008 shares issued and 85,834 shares outstanding at December 31, 2012 and 91,352 shares issued and 85,178 shares outstanding at June 30, 2012	9	9
Additional paid-in capital	254,546	251,425
Treasury stock	(56,368)	(56,368)
Retained earnings	369,269	367,758
Accumulated other comprehensive income	1,963	2,091
Total stockholders’ equity	569,419	564,915
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$996,259	$1,064,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
NET REVENUES	$409,720	$392,111	$816,110	$783,432
OPERATING EXPENSES:
Educational services (including bad debt expense of $17,448 and $13,501 for the three months ended December 31, 2012 and 2011, respectively; and $36,928 and $29,773 for the six months ended December 31, 2012 and 2011, respectively)	251,482	236,271	500,075	480,378
General and administrative	42,284	45,826	85,233	91,925
Marketing and admissions	101,818	96,604	201,202	194,239
Impairment, facility closing and severance charges	—	2,718	760	11,943
Total operating expenses	395,584	381,419	787,270	778,485
INCOME FROM OPERATIONS	14,136	10,692	28,840	4,947
Interest income	162	745	365	904
Interest expense	(1,213)	(2,804)	(2,505)	(5,381)
Other expense, net	(6,163)	(2,207)	(10,409)	(3,150)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	6,922	6,426	16,291	(2,680)
Provision (Benefit) for income taxes	2,669	2,522	6,321	(1,309)
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,253	3,904	9,970	(1,371)
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $2,714 and $1,300 for the three months ended December 31, 2012 and 2011, respectively; and $5,314 and $4,030 for the six months, ended December 31, 2012 and 2011, respectively	(4,321)	(2,110)	(8,459)	(6,471)
NET INCOME (LOSS)	$(68)	$1,794	$1,511	$(7,842)
INCOME (LOSS) PER SHARE—BASIC:
Income (loss) from continuing operations	$0.05	$0.05	$0.12	$(0.02)
Loss from discontinued operations	(0.05)	(0.03)	(0.10)	(0.07)
Net income (loss)	$—	$0.02	$0.02	$(0.09)
INCOME (LOSS) PER SHARE—DILUTED:
Income (loss) income from continuing operations	$0.05	$0.05	$0.12	$(0.02)
Loss from discontinued operations	(0.05)	(0.03)	(0.10)	(0.07)
Net income (loss)	$—	$0.02	$0.02	$(0.09)
Weighted average number of common shares outstanding:
Basic	85,797	84,868	85,641	84,838
Diluted	86,548	85,222	86,363	84,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)  (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income (loss)	$(68)	$1,794	$1,511	$(7,842)
Other comprehensive income:
Foreign currency translation adjustment	152	(439)	(188)	1,119
Post-retirement benefits	30	30	60	60
Other comprehensive income (loss)	182	(409)	(128)	1,179
Comprehensive income (loss)	$114	$1,385	$1,383	$(6,663)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,511	$(7,842)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,345	38,388
Stock based compensation	3,171	4,563
Loss on disposal of assets	24	740
Impairment charge	2,446	7,715
Changes in assets and liabilities:
Accounts receivable, net	22,987	107,390
Student notes receivable, net	5,426	(20,418)
Prepaid expenses and other assets	11,619	(12,361)
Accounts payable	44,248	(20,095)
Accrued expenses and other liabilities	(24,012)	(1,316)
Prepaid tuition	4,300	47,289
Other long-term liabilities	(2,963)	(6,865)
Net cash provided by operating activities	102,102	137,188
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(18,140)	(20,074)
Payments made in connection with business acquisitions, net of cash acquired	(11,612)	—
Net cash used in investing activities	(29,752)	(20,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	50,994	63,110
Principal repayments on capital lease obligations and long-term debt	(154,178)	(258,960)
Proceeds from borrowing under student notes receivable sale agreements, net	1,299	9,391
Proceeds from exercise of stock options and employee stock purchase plan	520	671
Net cash used in financing activities	(101,365)	(185,788)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	123	(338)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,892)	(69,012)
CASH AND CASH EQUIVALENTS, beginning of period	72,525	107,430
CASH AND CASH EQUIVALENTS, end of period	$43,633	$38,418
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for:
Income taxes	$8,547	$9,598
Interest paid, net of capitalized interest	$(1,140)	$(3,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2012

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of December 31, 2012, the Company had 88,688 students (excluding students attending short-term QuickStart programs) and operated 97 schools in 25 states and 16 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, business, technology, and criminal justice. The Company also offers exclusively online degrees, primarily in business and criminal justice.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2012 consolidated financial statements of the Company included in the Company’s 2012 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013.

The unaudited condensed consolidated financial statements as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011 and the audited condensed consolidated balance sheet as of June 30, 2012 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at December 31, 2012. In addition, the carrying value of all borrowings approximates fair value at December 31, 2012. The student notes receivable, net balances are presented within current and non-current assets on the condensed consolidated balance sheets.  It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

During the third quarter of fiscal 2012, the Company completed a sale-leaseback of five properties for an aggregate purchase price of $39.9 million, which resulted in a gain of approximately $5.1 million net of all transaction costs. Simultaneously with the sale, the Company leased the five properties back for a fifteen year term at an initial aggregate rental rate of approximately $3.5 million per year. The Company currently operates a Heald College campus at each of the locations, and will continue to do so under the lease agreement. The Company will amortize the gain over the 15 year lease term on a straight-line basis.  In addition, the Company used a portion of the proceeds to repay mortgages held on these properties of approximately $14.7 million.

Note 2—Impairment and Severance Charges

At December 31, 2012, the Company considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non-amortizable intangible assets at that date and concluded that no such test was necessary.  The Company will perform its required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2013.

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

At December 31, 2012, goodwill of $197.9 million relates to the Heald reporting unit which was acquired in January 2010. The Company’s annual impairment test of the goodwill as of June 30, 2012 did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, at June 30, 2012 the Company assumed a WACC of 11.7%, revenue growth rates ranging from (2.4%) to 3.4% for fiscal 2013 to fiscal 2015 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 13.6%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and to regulatory uncertainty. Although the Company believes the estimates made are reasonable and supportable in connection with the impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

Additionally, during the first quarter of fiscal 2013 the Company acquired Quickstart Intelligence Corporation (“QuickStart”) which resulted in $8.2 million of goodwill (See Note 9 — Business Acquisitions for further details).

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

Additionally, the Company incurred and paid severance  of $0 million and  $0.8 million for the three and six months ended December 31, 2012 and $2.7 million and $4.8 million for the three and six months ended December 31, 2011.

Note 3—Discontinued Operations

Fiscal 2013

During the quarter ended December 31, 2012, the Company completed the teach-out of the Milwaukee, WI, Arlington, VA, and Decatur, GA campuses. The Company expects to have no significant continuing involvement with these locations. The results of operations for the teach-out schools are reflected within discontinued operations in the Company’s Condensed Consolidated Statements of Operations for all periods presented, unless otherwise stated.

Revenues from discontinued operations are $14.9 million and $23.3 million for the three months ended December 31, 2012 and 2011, respectively.  Revenues from discontinued operations are $30.6 million and $46.1 million for the six months ended December 31, 2012 and 2011, respectively.

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

In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), which specializes in subprime credit. Under this Genesis program the Company paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program the Company then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. From the initiation of the Genesis program to its cessation in fiscal 2012, the Company acquired all of the loans that originated. Therefore, the Company is exposed to any credit defaults by students but retains all amounts collected from the students under this program. The Company estimates loans funded under the Genesis discount loan program, net of refunds, were approximately $7.0 million and $48.4 million for the three and six months ended December 31, 2011, respectively.  There have been no loans funded under the Genesis discount loan program during fiscal year 2013.

On June 29, 2011, the Company entered into a loan origination agreement, as amended, with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775.0 million of new student loans through June 2015. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the recourse program, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded.

During the second quarter of fiscal 2012, the Company completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $61.0 million and $96.4 million for the three and six months ended December 31, 2012, respectively, and $38.8 million and $38.8 million for the three and six months ended December 31, 2011, respectively.  Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $221.7 million.

This ASFG loan program has characteristics similar to the previous third party “discount loan” programs. As with the previous discount third party loan programs, under the ASFG program the Company pays a discount to ASFG for any loans purchased by ASFG and records the discount as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. The Company has applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse liability is established at the inception of the guarantee. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $34.8 million as of December 31, 2012. The recourse liability is recorded within accrued expenses. Upon recourse the Company will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse liability. The recourse liability related to the loans funded under the ASFG program at December 31, 2012 was $3.4 million, net of recourse paid. This recourse liability is in addition to the discount paid to ASFG and is based upon the ultimate anticipated default. The Company estimates loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, the Company’s maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

Typically, the repayment terms on student notes receivable are twelve months for each $1,000 of notes balance. The average student note balance is $2,600. The majority of loans within student notes receivable contain repayment terms of 60 months or less. Loan balances vary by program and by student, and are a function of program cost and student financial aid eligibility. The average interest rate on all outstanding loans is 8.9% as of December 31, 2012.

During the first quarter of fiscal 2012, the Company sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of December 31, 2012, the Company received an advance of $10.1 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $6.7 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of December 31, 2012 and June 30, 2012, ASFG had collected $2.3 million and $1.5 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $3.4 million and $5.4 million, respectively.

During the fourth quarter of fiscal 2012, the Company sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of December 31, 2012, the Company received an advance of $7.5 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $17.5 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of December 31, 2012 and June 30, 2012 ASFG had collected $1.6 million and $0 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $4.3 million and $7.5 million, respectively.

During the first quarter of fiscal 2013, the Company sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of December 31, 2012, the Company received an advance of $8.7 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $20.3 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of December 31, 2012 ASFG had collected $2.0 million in principal payments related to this sale and the remaining obligation is approximately $6.6 million.

	December 31, 2012	June 30, 2012
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$102,222	$110,946
Less allowance for doubtful accounts	(26,352)	(16,053)
Accounts receivable, Net	75,870	$94,893
Student notes receivable:
Student notes receivable, Gross	$137,616	$182,201
Less allowance for doubtful accounts	(40,166)	(79,331)
Student notes receivable, Net	97,450	$102,870

Although the Company analyzes past due receivables, it is not practical to provide an aging of non-current student receivable balances as a result of the methodology utilized in determining our earned student receivable balances. Generally, a student receivable balance is written off once it reaches greater than 180 days past due. Student notes receivables are recognized on the Company’s condensed consolidated balance sheet as they are earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The note reserve methodology is reviewed semi-annually during the second and fourth quarters or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a change to methodology is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during the three and six months ended December 31, 2012 and 2011, respectively. In the three and six months ended December 31, 2012, the Company charged-off $20.1 million and $39.2 million of Genesis notes, net of recoveries. In the three and six months ended December 31, 2011, the Company charged-off $21.7 million and $38.0 million of Genesis notes, net of recoveries. The charge-offs are recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance. Recoveries for all periods presented are not material.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands, table for continuing and discontinued operations)
Allowance for doubtful accounts
Accounts receivable:
Beginning allowance for doubtful accounts	$28,333	$20,289	$18,237	$26,500
Charged to statement of operations	18,764	14,572	38,710	32,610
Deductions	(19,369)	(15,252)	(29,219)	(39,501)
Ending allowance for doubtful accounts	$27,728	$19,609	$27,728	$19,609
Student notes receivable:
Beginning allowance for doubtful accounts	$60,942	$79,403	$80,027	$77,846
Charged to statement of operations	—	27,026	38	44,916
Deductions	(20,093)	(21,687)	(39,216)	(38,020)
Ending allowance for doubtful accounts	$40,849	$84,742	$40,849	$84,742

The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 29.2% to 32.2% or $40.2 million to $44.3 million would result in a decrease in pre-tax income from continuing operations of $4.1 million for the six months ended December 31, 2012.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $86.7 million and $39.7 million for the six months ended December 31, 2012 and 2011, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $40.2 million and $17.5 million for the  six months ended December 31, 2012 and 2011, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $17.1 million and $0 million for the six months ended December 31, 2012 and 2011, respectively.

Net revenues recognized related to the ASFG program, net of discount expense, have been $24.0 million and $45.9 million for the three and six months ended December 31, 2012, respectively, and $4.3 million and $4.3 million for the three and six months ended  December 31, 2011, respectively; cash flows have been a net inflow of $26.2 million and $20.9 million for the six months ended ended December 31, 2012 and 2011, respectively.

Included within the Consolidated Statements of Operations, under the caption “Other expense, net” for the three and six months ended December 31, 2012 is  $6.2 million and $11.1 million, respectively,  associated with the student notes program. Included within the Consolidated Statements of Operations, under the caption “Other expense, net” for the three and six months ended December 31, 2011 is $2.4 million  and $2.7 million, respectively, associated with the student notes program.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $0.3 million and $0.6 million  for the three and six months ended December 31, 2012, respectively, and $0.3 million and $0.6 million for the three and six months ended December 31, 2011, respectively, associated with the Genesis notes program.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. The Company defers and recognizes program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three and six months ended December 31, 2012, there was a net other expense of $5.9 million and $10.5 million associated with the ASFG notes program.   For the three and six months ended December 31, 2011, there was net other expense of $2.1 million and $2.1 million associated with the ASFG notes program.  Total program structuring and management fees paid to ASFG, over the life of the program, as of December 31, 2012 have been $16.7 million, of which $12.1 million are deferred as of December 31, 2012. Program fees paid to ASFG during the three and six months ended December 31, 2012 are $0 million and $3.2 million, respectively.  Program fees paid to ASFG during the three and six months ended December 31, 2011 are $0.8 million and $1.3 million, respectively. Total program fees expected to be incurred over the program length are expected to be approximately $8.0 to $10.0 million per year in incremental cost above those historically incurred under the Genesis program.

Note 5—Long-Term Debt and Capital Lease Obligations

As of December 31, 2012 and June 30, 2012, long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Credit facility obligations (1)	$20,301	$123,082
Borrowings under student notes receivable sale agreements	14,250	12,951
Capital lease obligations	12,570	12,941
	47,121	148,974
Less—current portion of borrowings under student notes receivable sale agreement	(3,705)	(3,380)
Less—current portion of capital lease obligations	(749)	(710)
	$42,667	$144,884

(1)  Interest rate on credit facility is 5.0% and 4.0% as of December 31, 2012 and June 30, 2012, respectively.

On May 17, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Credit Facility”) with Bank of America, N.A., which replaces the credit facility that was set to expire in October 2012. The amended Credit Facility, which expires July 1, 2015, provides aggregate commitments including borrowings and letters of credit of up to $145 million, of which $135 million is a domestic facility, and $10 million is a Canadian facility. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $7.5 million for Canadian letters of credit. The Credit Facility is secured by guaranties from the Company and each of its subsidiaries, a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries, including real property and the stock of the Company’s operating subsidiaries.

The following table summarizes the terms of the Credit Facility and its status as of December 31, 2012:

Borrowing limit	$145 million
Interest Rate	At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company’s Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings	$20.3 million.
Weighted Average Interest Rate	5%
Outstanding letters of credit	$17.9 million domestic, $4.8 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score. Subject to the disclosure in Note 12, as of December 31, 2012, the Company was in compliance with all of the covenants. On November 16, 2012, the Company agreed that no new credit extensions would be made under the credit agreement on or prior to January 7, 2013 without express written approval of the Required Lenders.  On January 16, 2013, the Company also agreed to enhanced monitoring and reporting procedures and that no new credit extensions would be made under the credit agreement on or prior to March 7, 2013 without express written approval of the Required Lenders.

The Company received $0 million and $8.7 million of proceeds from ASFG related to the sale of notes during the three and six months ended December 31, 2012, respectively, and $0 million and $10.1 million of proceeds for the three and six months ended December 31, 2011, respectively.  The recourse provisions of these sales prevent the Company from derecognizing the underlying notes sold. Accordingly, the proceeds have been recorded as debt on the Condensed Consolidated Balance Sheets. The debt and underlying student notes will be derecognized as ASFG receives principal payments. As of December 31, 2012 and June 30, 2012, the remaining obligation is approximately $14.3 million and $13.0 million, respectively. The Company has classified the debt between short-term and long-term in proportion to the classification of the related student notes receivable.

Note 6—Weighted Average Number of Common Shares Outstanding

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income or loss per common share for the three and six months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Basic common shares outstanding	85,797	84,868	85,641	84,838
Effects of dilutive securities:
Stock options and restricted stock units	751	354	722	—
Diluted common shares outstanding	86,548	85,222	86,363	84,838

During the three and six months ended December 31, 2012, the Company issued 0.1 million and 0.7 million shares, respectively, of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units. During the three and six months ended December 31, 2011, the Company issued 0.1 million and 0.3 million shares, respectively, of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.  During the three and six months ended December 31, 2012 approximately 11.9 million and 11.6 million, respectively, of our stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  During the three and six months ended December 31, 2011 approximately 11.3 million and 13.0 million, respectively, of our stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. The Company may repurchase shares on the open market or in private transactions from time to time, depending on the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of December 31, 2012 the Company had repurchased 3,917,200 shares at an average price of $6.38 under this program.  No shares were repurchased in fiscal years 2013 or 2012.

Note 7—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues from unaffiliated customers
U.S. operations	$393,045	$374,772	$783,898	$749,169
Canadian operations	16,675	17,339	32,212	34,263
Consolidated	$409,720	$392,111	$816,110	$783,432

	December 31, 2012	June 30, 2012
Long-lived assets
U.S. operations	$694,336	$695,656
Canadian operations	12,045	12,512
Consolidated	$706,381	$708,168

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

False Claims Act Qui Tams

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case was captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions alleged violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleged causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and, on August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court’s dismissal and remanded with instructions to permit the relator to amend the complaint. On December 15, 2011, the first amended Lee complaint was filed in U.S. District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLC, David Moore and Jack Massimino. The Company moved the U.S. District Court to dismiss the first amended Lee complaint, and, on April 19, 2012, the District Court held that the statute of limitations bars the relators from asserting claims based on conduct prior to 2005, but otherwise denied the Company’s motion to dismiss. The Company believes this remaining Lee complaint is without merit and intends to defend itself and its current and former directors vigorously.

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

Separately, on April 24, 2012, a complaint captioned United States of America ex rel. Carolina Marion v. Heald College Inc. and Corinthian Colleges Inc. was filed under seal in the U.S. District Court for the Northern District of California. Since the Marion complaint was filed under seal, the Company has not been able to obtain a copy of the complaint, but infers that this too is a qui tam action brought under the False Claims Act.  The Company has also received an inquiry from the Assistant U.S. Attorney apparently involved in reviewing the Marion matter regarding attendance procedures at the Heald Salinas campus.

Securities Litigation

On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs intervened in the lawsuit and petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs thereafter filed a second amended consolidated complaint, and the Company moved to dismiss the second amended consolidated complaint. On January 30, 2012, the U.S. District Court granted the Company’s motion to dismiss, with leave to amend. On February 29, 2012, the plaintiffs filed a third amended complaint (the “TAC”) in U.S. District Court, and, on March 30, 2012 the Company and the individual defendants filed a motion to dismiss. On August 20, 2012, the U.S. District Court granted the Company’s and the individual defendants’ motion to dismiss, with prejudice. The plaintiffs have filed a notice of appeal, and the Company will continue to defend itself and its current and former officers vigorously.

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

On April 20, 2010, a putative class action complaint captioned Reed, an individual, on behalf of himself and all others similarly situated v. Florida Metropolitan University, Inc. and Corinthian Colleges, Inc. was filed in the District Court of Travis County, Texas. Florida Metropolitan University, Inc. is a wholly-owned subsidiary of the Company. Plaintiff purports to be a former student in the Company’s Everest University Online operations. The complaint claims violations of Texas Education Code Sections 132.051(a) and 132.059(a) for alleged failure of Everest University Online to receive a Certificate of Approval or an exemption from the appropriate Texas state licensing bodies to offer online courses in the State of Texas and to register its admissions representatives with the State of Texas. The plaintiff seeks to certify a class composed of all persons who contracted to receive distance education from Everest University Online while residing in Texas, and seeks damages on behalf of such persons, pre-and post-judgment interest, declaratory and injunctive relief, cost of suit, and such other relief as the court deems proper. On July 26, 2010, the Court ordered the matter to binding arbitration, and the plaintiff subsequently filed a putative class action demand in arbitration. The arbitrator ruled that the arbitration provision in the former student’s enrollment agreement is susceptible to class-wide resolution, but did not address whether a class should be certified. The Company appealed the clause-construction decision, and on June 15, 2012 the U.S. Court of Appeals for the Fifth Circuit issued an opinion overturning the arbitrator’s decision and ruling that the enrollment agreement is not susceptible to class-wide resolution. The plaintiff’s motion for a rehearing by the entire Fifth Circuit was denied, and the deadline to seek review by the United States Supreme Court passed without action by the plaintiff. The Company subsequently resolved the individual arbitration demand by Mr. Reed for an immaterial amount.

On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs were thirty-three individuals who purport to be current and/or former students of the Company’s Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleged breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company’s medical assisting program at the Merrionette Park campus. The plaintiffs sought to certify a class composed of all persons who enrolled in the Company’s Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and sought actual and compensatory damages on behalf of such persons, costs and attorneys’ fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deemed proper. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted.   Thirty-one plaintiffs filed individual demands in arbitration, and individual arbitration hearings commenced during the quarter ended June 30, 2012.  The Company and the plaintiffs have since agreed to hold the hearings in abeyance to engage in settlement discussions. The Company continues to believe these matters are without merit and will continue to defend itself vigorously if a reasonable resolution cannot be achieved.

During fiscal 2011, the Company experienced an unprecedented increase in putative class action lawsuits by former students. In many of these cases, the plaintiffs and their counsel sought to represent a class of “similarly situated” people as defined in the complaint. The Company believes these lawsuits are largely the result of negative publicity-and aggressive lawyer recruitment of potential clients-surrounding the Department of Education’s (“ED’s”) rulemaking efforts, the Senate HELP Committee hearings, the Government Accountability Office (“GAO”) report, and other related matters that occurred during that time period. Most of the cases filed during that time have since been dismissed. In virtually all of the following remaining cases, the plaintiffs cite testimony from the HELP Committee hearings, the GAO report, public statements by elected officials and/or other negative media coverage in their complaints, although the locations of the students, the specific allegations, and the nature of their claims differ. The Company believes all of the following complaints are contractually required to be resolved in individual arbitrations between the named students and the Company, and the Company has moved to compel these cases to arbitration. The following is a brief summary of such matters:

Dated Filed	Named Plaintiff(s) and Campus Attended	Venue	Nature and Basis of Alleged Claims; Relief Sought	Description of Putative Class	Status Update

January 24, 2011 and February 17, 2011

Kevin Ferguson; Everest Institute in Miami, Florida; and Sandra Muniz; Heald College campuses in Rancho Cordova and Roseville, California (initially filed as separate actions, but subsequently consolidated)

U.S. District Court, Central District of California

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

				The matters are proceeding on a individual basis.	Individual arbitration demands have been filed, and arbitration hearings are scheduled to begin during the quarter ending March 31, 2013.

The Company intends to defend itself and its subsidiaries vigorously in all of these matters.

Employee Litigation

On November 17, 2008, an action captioned Mary Credille and Roger Madden, on behalf of all similarly situated current and former employees, v. Corinthian Colleges et al., was filed in the U.S. District Court for the Northern District of Illinois.

The two originally-named plaintiffs are former employees of the Company’s Chicago campus, and allege failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. Plaintiff Credille has voluntarily dismissed her claims against the Company. On December 8, 2009, the Court granted Plaintiff Madden’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Chicago campus who also satisfy additional requirements. A total of  three former employees, including Madden, have elected to participate in the lawsuit. Trial is scheduled to occur during the quarter ending March 31, 2013.  The Company believes the allegations are without merit and intends to continue vigorously defending itself.

On September 13, 2011, an action captioned Michael Harrington, individually and on behalf of all persons similarly situated, v. Corinthian Schools, Inc., et al., was filed in California’s Alameda Superior Court. A virtually identical action with the same caption was filed by different plaintiff’s counsel on September 15, 2011, in California’s Orange County Superior Court. The plaintiff is a former admissions representative at the Company’s Fremont and Hayward campuses and the  two actions allege violations of California’s Business and Professions Code Section 17200 and the California Labor Code for alleged failure to pay for all hours worked, purported denial of meal periods, and alleged failure to pay wages upon termination. The Alameda complaint has since been voluntarily dismissed. While the scope of the putative class is not clear, the remaining Orange County action appears to seek certification of a class of current and former admissions representatives over the last four years at the Company’s California campuses. The Company believes the allegations are without merit and intends to vigorously defend itself.

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

During the quarter ended December 31, 2012, the Company received an investigative subpoena from the California Attorney General’s Office (the “CA AG’s Office”)  captioned  “In the Matter of the Investigation of For-Profit Educational Institutions,” seeking business records and responses to interrogatories related to the Company’s cohort default rates, the identity of the Company’s California security holders, the placement rate of graduates, completion times, graduation rates, advertisements and admissions, the announcement of the Company’s intention to sell certain campuses, enrollment processes, financial aid processes, call center policies and practices, lead generation, and other matters.  The Company expects to provide reasonable cooperation to the CA AG’s Office.

In January 2013, the Company received a request from the Wisconsin Department of Justice (the “WI AG’s Office”)  for information and documents regarding the Company’s Milwaukee, WI campus that we decided to teach out.  The request seeks records regarding the Company’s students enrolled at the Milwaukee campus since August 2009, including the enrollment process and outcomes achieved by the students, documents related to employers, externships, placement, completion, graduation, loans, marketing, advertisements, communications with state regulators and accrediting agencies, employees during the period, and other matters.  The Company expects to provide reasonable cooperation to the WI AG’s Office.

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

As of December 31, 2012, the Company had established aggregate reserves for all matters, including those disclosed above and for all other matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are, collectively, immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 9— Business Acquisitions

Effective July 31, 2012, the Company, through a wholly-owned subsidiary, purchased substantially all of the capital stock of QuickStart pursuant to a Stock Purchase Agreement for $11.6 million, net of $3.3 million of cash acquired. The QuickStart acquisition yielded $8.2 million of goodwill and $7.6 million of identifiable intangibles.  The identifiable intangibles acquired include trade names of $3.8 million, student relationships of $3.6 million, and non-compete contracts of $0.2 million which will be amortized over their estimated useful lives.

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

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Condensed Consolidated Statements of Operations. Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2012 and June 30, 2012, the total amounts of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement Balance Sheets are not material.

As of December 31, 2012 and June 30, 2012, the total amount of unrecognized tax benefits was $3.0 million and $3.6 million, respectively. As of December 31, 2012 and June 30, 2012, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $3.0 million and $3.6 million, respectively. The Company does not presently anticipate settlement of any uncertain tax positions matters within the next twelve months.

The Company’s effective tax rate was a charge of 38.6%  and a charge of 38.8% for the three and six months ended December 31, 2012 compared to a charge of 39.2% and a benefit of 48.8% for the three and six months ended December 31, 2011, respectively. The total company effective tax rate was 40.5% in the first six months of fiscal 2013 and 2012.

Note 11—New Accounting Pronouncements

Pursuant to the Company’s adoption of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income and Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)-Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, the Company elected to present separate consolidated statements of comprehensive income.

There have been no other new accounting pronouncements that are expected to have had a significant impact on the Company’s consolidated financial statements or notes thereto.

Note 12—Department of Education Composite Score

In order to remain eligible to participate in the federal student financial aid programs (“Title IV Programs”), institutions must satisfy specific standards of financial responsibility. Each fiscal year, the Company submits its annual audited financial statements to ED to demonstrate compliance with the financial responsibility standards, and ED calculates a “composite score” for the Company. If an institution has a composite score of 1.5 or above, it receives unconditional approval. If the composite score is 1.0 to 1.4 (the “Zone”), an institution may continue to participate in Title IV programs for up to three years, but is subject to additional monitoring and reporting procedures. If an institution’s composite score (i) falls below the minimum threshold level of 1.0, or (ii) is in the Zone for more than three consecutive years, the institution may be subject to additional monitoring and reporting procedures, and also be required to post a letter of credit in favor of ED in order to continue to participate in the Title IV Programs.

For the fiscal year ended June 30, 2011, the Company’s calculations showed that it had a composite score of 2.1, excluding a $203.6 million goodwill impairment charge recorded in 2011. As previously disclosed, that calculation had been subject to interpretive uncertainty regarding the appropriate treatment of the goodwill impairment charge and certain other items. The Company communicated with ED reviewers in early 2012 who questioned (1) the appropriate treatment of the goodwill impairment charge the Company recorded in fiscal 2011, (2) whether other intangible assets on the Company’s balance sheet at June 30, 2011 should have been considered to be expensed for purposes of the composite score, and (3) whether $5 million the Company had posted as security deposits with landlords should have been characterized as intangible assets. In connection with these discussions, the Company provided ED with detailed explanations of its views regarding the appropriate treatment of these items in the calculation of the composite score.

The Company continues to believe its calculations regarding the 2011 composite score are correct. However, in November 2012, the Company received a letter from the San Francisco/Seattle Participation Division of ED (the “ED Letter”) in which ED took a contrary position with regard to the treatment of the goodwill impairment charge and the security deposits as described in items (1) and (3) above.

Based on its treatment of these items, ED calculated the Company’s composite score for the fiscal year ended June 30, 2011 to be 0.9.  The ED Letter further outlined the means whereby the Company can continue to meet ED’s alternative standards of financial responsibility by either (1) agreeing to become provisionally certified, accepting cash monitoring level 1, and posting an irrevocable letter of credit equal to 10% of the Title IV Program funds received by Corinthian during the fiscal year ended June 30, 2011 (calculated by ED to be $175.7 million), or (ii) remaining unconditionally certified and posting an irrevocable letter of credit equal to 50% of the Title IV Program funds received by Corinthian during the fiscal year ended June 30, 2011 (calculated by ED to be $878.5 million). The Company believes these amounts may have failed to account for refunds made during fiscal 2011, and therefore may overstate the Company’s total Title IV revenue during the year.  Provisional certification status would not limit the Company’s access to Title IV Program funds, but would subject the Company’s institutions to closer review by ED and could limit the addition of new programs and locations.

The Company continues to disagree with ED’s calculations of the composite score, and has provided supplementary written materials to ED regarding its position, including supporting letters from two accounting experts.  The Company also met with senior ED officials to discuss these issues in November 2012, and ED has advised us that it is continuing its review of these issues.

In the ED Letter, ED instructed the Company to respond within 14 days to notify ED whether it would utilize the 10% or the 50% letter of credit alternative.  ED has subsequently extended this deadline to 10 days after ED completes its review and provides a written response to the Company.

In addition, ED indicated in the ED Letter that it would “expedite the review of the Company’s fiscal year ending June 30, 2012 annual audit submission when it is submitted and accepted” and may “redetermine” Corinthian’s financial status based upon its review of such submission.  In December 2012, the Company submitted its fiscal year ended June 30, 2012 financial statements to ED.  The Company’s preliminary calculations (using the same methodology as it has historically) show its composite score for the 2012 fiscal year to be 1.5.  Further, as a result of reclassifications between continuing and discontinued operations during 2012, the Company has also submitted its reclassified fiscal 2011 financial statements to ED.  Taking into account the reclassified fiscal 2011 financial information, the Company calculates a composite score of 1.0 for fiscal 2011 for continuing operations — even accepting ED’s accounting treatments.

The Company’s senior credit facility requires the Company to maintain a composite score of no less than 1.5. The Company has provided the correspondence between ED and the Company to its lenders. The Company continues to believe ED’s determination is incorrect.  But if the Company cannot persuade ED to reconsider its computation of the Company’s fiscal 2011 composite score, the lenders could consider the Company to be in default under the credit facility.  Pending resolution of this matter with ED, the Company has agreed to enhanced monitoring and reporting procedures with its lenders and has also agreed that it will not increase the aggregate borrowings and letters of credit issuances outstanding under the credit facility.

The Company has retained an investment banking firm to assist it in raising capital to post a letter of credit if one is required by ED.  Based on preliminary discussions with the investment banking firm and potential sources of capital, the Company believes that any letter of credit would be required to be cash collateralized, that the only reasonably available source of financing would be private capital markets, and that it would be expensive to obtain such capital, if available at all, given current credit market conditions and the uncertainties in the public policy environment.  While no commitments have been sought or obtained, the Company’s investment banking firm and potential sources of capital have advised it that the total cost of debt capital, assuming $175 million of new debt, would likely be in excess of 15% per annum, resulting in additional interest expense to the Company of more than $25 million per year (plus the potential dilutive effect of any equity component of such capital raise).

No assurance can be given that ED will revise its determination of the Company’s fiscal 2011 composite score or agree with the Company’s calculation of its fiscal 2012 composite score.  If the Company is ultimately required to post a letter of credit, no assurance can be given that the Company would be able to raise sufficient capital to be able to post the letter of credit.  The Company’s lenders could also consider the failure to maintain a composite score of no less than 1.5 to be a default under the credit facility. Any of such occurrences could have a material adverse effect on the Company’s business, financial condition and results of operations.  In addition, the cost of obtaining a required letter of credit, if available, could be substantial and could in turn make it more difficult for the Company to meet its composite score requirements in future years.

Note 13—Subsequent Events

Sale Schools

Effective January 8, 2013, the Company completed the sale of the four Everest schools located in San Francisco, CA, San Jose, CA, Hayward, CA, and Los Angeles, CA to BioHealth College, Inc, for a cash payment from the Company to the purchaser of $2.3 million. This payment consists of the negative purchase price of $1.5 million and negative working capital of $0.8 million.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts and notes receivable agings and applying various expected loss percentages to student accounts and notes receivable categories based upon historical bad debt experience and consideration of the current economic environment. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3.0% of our outstanding receivables from 25.8% to 28.8% or $26.4 million to $29.4 million would result in a decrease in pre-tax income of $3.0 million for the six months ended December 31, 2012. The effect of an increase in our student notes receivable allowance of 3.0% of our outstanding earned notes receivable from 29.2% to 32.2% or $40.2 million to $44.3 million would result in a decrease in pre-tax income of $4.1 million for the six months ended December 31, 2012.

Many of our students in the U.S. participate in the federal student loan programs. The federal student loans are authorized by the Higher Education Act (“HEA”) of 1965. The federal student loans are not guaranteed by us, and they cannot become an obligation of ours. Accordingly, we do not record an obligation to repay any of the federal student loans that are not repaid by our former students and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federal student loans.

However, if an institution’s former students’ default rate on federal student loans (the “Cohort Default Rate”) equals or exceeds applicable thresholds for three consecutive years, the institution may lose participation eligibility in the federal student loan program and its students would be denied access to the loan program. Our institutions’ Cohort Default Rates act as a gatekeeper to their eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federal student loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels.

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

In establishing the WACC, consideration is given to specific regulatory risks related to each reporting unit, including the impact of our decision with respect to enrolling “ability to benefit” students. Our cash flow projections incorporate our best estimate of potential future changes related to gainful employment. However, further negative developments in the regulatory environment could impact future assessments and result in impairments of goodwill and other indefinite lived intangible assets. In addition, impairment assessments involve significant judgments related to future revenues and earnings. Although we believe we have made reasonable and supportable estimates in connection with our impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

At December 31, 2012, we considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non-amortizable intangible assets at the date and concluded that no such test was necessary.  We will perform our required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2013.

During the quarter ended September 30, 2011, we considered if any indicators of impairment existed at the balance sheet date. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. We believe that continued regulatory uncertainties, and the potential impact of new regulations have had a sustained negative impact on our stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets related to the WyoTech schools were impaired. The estimated fair values of WyoTech’s trade names and accreditation fell below their carrying values of $14.0 million and $2.2 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011. As a result, we recorded an impairment charge of $7.1 million, which reduced the carrying value of WyoTech’s trade names to $8.6 million and accreditation to $0.5 million.

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

At December 31, 2012, goodwill of $197.9 million relates to the Heald reporting unit which was acquired in January 2010. Our annual impairment test of the goodwill as of June 30, 2012 did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, at June 30, 2012 we assumed a WACC of 11.7%, revenue growth rates ranging from (2.4%) to 3.4% for fiscal 2013 to fiscal 2015 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 13.6%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and to regulatory uncertainty. Although we believe the estimates made are reasonable and supportable in connection with the impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

Additionally, during the first quarter of fiscal 2013 we acquired Quickstart Intelligence Corporation (“QuickStart”)which resulted in $8.2 million of goodwill (See Note 9 — Business Acquisitions for further details).

We used the relief from royalty method to estimate the fair value of trade names. Under the relief from royalty method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licensed to a third-party. For Heald, we assume a royalty rate of 3.0% based upon comparable licensing transactions, a discount rate of 13.9%, a tax rate of 39.0%, and a terminal growth rate value of 4.0%. For WyoTech, we assume a royalty rate of 2.25% based upon comparable licensing transactions, a discount rate of 20.9%, a tax rate of 39.0% and a terminal growth rate value of 1.5%.

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

Results of Operations

Comparisons of results of operations between the three and six months ended December 31, 2012 and December 31, 2011.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	61.4%	60.3%	61.3%	61.3%
General and administrative	10.3%	11.7%	10.4%	11.7%
Marketing and admissions	24.9%	24.6%	24.7%	24.8%
Impairment, facility closing, and severance charges	—	0.7%	0.1%	1.5%
Total operating expenses	96.5%	97.3%	96.5%	99.4%
Income from operations	3.5%	2.7%	3.5%	0.6%
Interest income	—	0.2%	—	0.1%
Interest expense, net	(0.3)%	(0.7)%	(0.3)%	(0.7)%
Other expense, net	(1.5)%	(0.6)%	(1.3)%	(0.4)%
Income (loss) from continuing operations before provision (benefit) for income taxes	1.7%	1.6%	2.0%	(0.3)%
Provision (benefit) for income taxes	0.7%	0.6%	0.8%	(0.2)%
Income (loss) from continuing operations	1.0%	1.0%	1.2%	(0.2)%
Loss from discontinued operations, net of tax	(1.1)%	(0.5)%	(1.0)%	(0.8)%
Net income (loss)	—	0.5%	0.2%	(1.0)%

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Net Revenues. Net revenues increased $17.6 million, or 4.5%, from $392.1 million in the second quarter of fiscal 2012 to $409.7 million in the second quarter of fiscal 2013. The increase was due to a 5.4% increase in average revenue per student during the period, partially offset by an approximate 1.6%  decrease in average student population. At December 31, 2012, student population was 88,688 compared with 90,910 at December 31, 2011, a decrease of 2.4%. Total student starts decreased  4.4% to 23,703 for the second quarter of fiscal 2013 when compared to the  second quarter of fiscal 2012.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $15.2 million, or 6.4%, from $236.3 million in the second quarter of fiscal 2012 to $251.5 million in the second quarter of fiscal 2013. As a percentage of net revenues, educational services expenses increased from 60.3% of revenues in the second quarter of fiscal 2012 to 61.4% of revenues in the second quarter of fiscal 2013. The increase was primarily due to an increase in bad debt expense. Bad debt expense increased to $17.4 million or 4.3% of net revenues for the second quarter of fiscal 2013 compared to $13.5 million or 3.4% of net revenues for the second quarter of fiscal 2012.  The increase in bad debt expense is primarily the result of a delay in processing Title IV funds associated with a student information system conversion and a process to consolidate institutions for purposes of reporting to ED.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $3.5 million, or 7.6%, from $45.8 million in the second quarter of fiscal 2012 to $42.3 million in the second quarter of fiscal 2013. As a percentage of net revenues, general and administrative expenses decreased from 11.7% of revenues in the second quarter of fiscal 2012 to 10.3% of revenues in the second quarter of fiscal 2013. The decrease as a percentage of revenue is primarily due to continued cost savings measures.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $5.2 million, or 5.4%, from $96.6 million in the second quarter of fiscal 2012 to $101.8 million in the second quarter of fiscal 2013.  As a percentage of net revenues, marketing and admissions expenses increased from 24.6% of revenues in the second quarter of fiscal 2012 to 24.9% of revenues in the second quarter of fiscal 2013.  The cost per start increased $398 or 10.2% from $3,897 in the second quarter of fiscal 2012 to $4,295 in the second quarter of fiscal 2013.

Impairment and Severance Charges. We did not record an impairment or severance charge during the second quarter of fiscal 2013.  During the second quarter of fiscal 2012 we recorded a severance charge of $2.7 million.

Provision for Income Taxes. The effective income tax rate in the second quarter of fiscal 2013 was 38.6% as compared to 39.2% in the second quarter of fiscal 2012.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Net Revenues. Net revenues increased $32.7 million, or 4.2%, from $783.4 million in the first six months of fiscal 2012 to $816.1 million in the first six months of fiscal 2013. The increase was due to a 3.6% increase in average revenue per student during the period, partially offset by an approximate 0.2% decrease in average student population. At December 31, 2012, student population was 88,688 compared with 90,910 at December 31, 2011, a decrease of 2.4%. Total student starts increased 1.0% to 55,157 for the first six months of fiscal 2013 when compared to the  first six months quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $19.7 million, or 4.1%, from $480.4 million in the first six months of fiscal 2012 to $500.1 million in the first six months of fiscal 2013. As a percentage of net revenues, educational services expenses remained at 61.3% of revenues in the first six months of fiscal 2012 and 2013.  Bad debt expense increased to $36.9 million or 4.5% of net revenues for the first six months of fiscal 2013 compared to $29.8 million or 3.8% of net revenues for the first six months of fiscal 2012.  The increase in bad debt expense is primarily the result of a delay in processing Title IV funds associated with a student information system conversion and a process to consolidate institutions for purposes of reporting to ED.  The increase in bad debt was partially offset by a decrease in compensation expense as a percentage of revenue.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $6.7 million, or 7.3%, from $91.9 million in the first six months of fiscal 2012 to $85.2 million in the first six months of fiscal 2013. As a percentage of net revenues, general and administrative expenses decreased from 11.7% of revenues in the first six months of fiscal 2012 to 10.4% of revenues in the first six months of fiscal 2013. The decrease as a percentage of revenue is primarily due to continued cost savings measures.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $7.0 million, or 3.6%, from $194.2 million in the first six months of fiscal 2012 to $201.2 million in the first six months of fiscal 2013.  As a percentage of net revenues, marketing and admissions expenses decreased from 24.8% of revenues in the first six months of fiscal 2012 to 24.7% of revenues in the first six months of fiscal 2013. The cost per start increased $92 or 2.6% from $3,556 in the first six months of fiscal 2012 to $3,648 in the first six months of fiscal 2013.

Impairment and Severance Charges. During the first six months of fiscal 2013 we incurred severance charges of $0.8 million. During the first six months of fiscal 2012 we incurred an impairment charge of $7.1 million related to intangible assets and severance charges of $4.8 million.

Provision (Benefit) for Income Taxes. The effective income tax rate in the first six months of fiscal 2013 was 38.8% as compared to a benefit of 48.8% in the first six months of fiscal 2012.  The total Company effective tax rate was 40.5% in the first six months of fiscal 2013 and 2012.

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

Liquidity and Capital Resources

On May 17, 2012,  we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Facility”) with Bank of America, N.A., which replaces the credit facility that was set to expire in October 2012. The amended Credit Facility, which expires July 1, 2015, provides aggregate commitments including borrowings and letters of credit of up to  $145 million, of which $135 million is a domestic facility, and $10 million is a Canadian facility. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million  for domestic letters of credit and $7.5 million for Canadian letters of credit. The Credit Facility is secured by guaranties from the Company and each of its subsidiaries, a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries, including real property and the stock of our operating subsidiaries.

The following table summarizes the terms of the Credit Facility and its status as of December 31, 2012:

Borrowing limit	$145 million

Interest Rate	At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company’s Consolidated Leverage Ratio.

Maturity	July 1, 2015

Outstanding borrowings	$20.3 million.

Weighted Average Interest Rate	5%

Outstanding letters of credit	$17.9 million domestic, $4.8 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score. Subject to the disclosures in Note 12 to the attached condensed consolidated financial statements, of December 31, 2012, we were in compliance with all of the covenants.  On November 16, 2012, we agreed that no new credit extensions would be made under the credit agreement on or prior to January 7, 2013 without express written approval of the Required Lenders.  On January 16, 2013, we also agreed to enhanced monitoring and reporting procedures and that no new credit extensions would be made under the credit agreement on or prior to March 7, 2013 without express written approval of the Required Lenders.

Working capital amounted to ($23.6) million as of December 31, 2012 and $72.2 million as of June 30, 2012 and the current ratio was 0.9:1 and 1.3:1, respectively. The decrease in working capital compared to June 30, 2012 is primarily due to the net repayment of cash borrowed, partially offset by the timing of cash receipts and payments.

Cash flows provided by operating activities amounted to $102.1 million in the first six months of fiscal 2013 compared to $137.2 million provided by operating activities in the same period of fiscal 2012.  The decrease in cash provided by operating activities for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was primarily due to a decrease in cash provided by working capital of $32.0 million, and an increase in income before depreciation, amortization, stock-based compensation, deferred taxes and impairment charges of $3.1 million.  Included within cash flows from operating activities are $1.5 million and ($3.2) million of net cash flows used in operating activities related to discontinued operations for the six months ending December 31, 2012 and December 31, 2011, respectively.

Cash flows used in investing activities of $29.8 million were comprised of net cash paid to acquire QuickStart of $11.6 million and capital expenditures of $18.1 million in the first six months of fiscal 2013. During the same period of fiscal 2012, cash flows used by investing activities were $20.1 million, which consisted entirely of capital expenditures.  The capital expenditures in the first six months of 2013 were primarily related to, relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $40 to $45 million for fiscal 2013.

Cash flows used in financing activities in the first six months of fiscal 2013 primarily related to net payments on debt and amounted to approximately $101.4 million compared to $185.8 million for the same period of fiscal 2012. The decrease in cash used in financing activities in the first six months of fiscal 2013 compared to the same period last year was due primarily to an decrease in the net repayment of debt of $92.7 million, partially offset by a reduction in net proceeds from recourse sales of student loans to ASFG of $8.1 million.

Historically, we had developed several third party loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay  a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans.  We have historically referred to these types of loans as “discount loans,” since  we incurred a portion of the default risk related to these student loans by taking a discount on the disbursement. By accepting a reduced payment for these discounted loans from the servicing providers,  we were was not at risk for loan losses in excess of the discount paid but was not entitled to any proceeds collected by the service providers in excess of this amount. Therefore we had recorded this discount as a reduction to revenue.

In fiscal 2008, we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), which specializes in subprime credit. Under this Genesis program we paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program  we then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. Since initiation of the Genesis program, we have acquired all of the loans that have been originated. Therefore, we are exposed to any credit defaults by students but retain all amounts collected from the students under this program. We estimate loans funded under the Genesis discount loan program, net of refunds, were approximately $7.0 million and $48.4 million for the three and six months ended December 31, 2011, respectively. There have been no loans funded under the Genesis loan program during the fiscal year 2013.

On June 29, 2011, we entered into a loan origination agreement, as amended with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775.0 million of new student loans through June 2015. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, we completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $61.0 million and $96.4 million for the six months ended December 31, 2012, respectively and $38.8 million for the three and six months ended December 31, 2011. Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $221.7 million.

This ASFG loan program has characteristics similar to the previous third party “discount loan” programs. As with the previous discount third party loan programs, under the ASFG program we pay a discount to ASFG for any loans purchased by ASFG and records the discount as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. We have applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse liability is established at the inception of the guarantee. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $34.8 million as of December 31, 2012. The recourse liability is recorded within accrued expenses. Upon recourse we will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse liability. The recourse liability related to the loans funded under the ASFG program at December 31, 2012 was $3.4 million, net of recourse paid. This recourse liability is in addition to the discount paid to ASFG and is based upon the ultimate anticipated default. We estimate loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

During the first quarter of fiscal 2012, we sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of December 31, 2012, we received an advance of $10.1 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $6.7 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of December 31, 2012 and June 30, 2012, ASFG had collected $2.3 million and $1.5 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $3.4 million and $5.4 million, respectively.

During the fourth quarter of fiscal 2012, we sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of December 31, 2012, we received an advance of $7.5 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $17.5 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of December 31, 2012 and June 30, 2012 ASFG had collected $1.6 million and $0 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $4.3 million and $7.5 million, respectively.

During the first quarter of fiscal 2013, we sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of December 31, 2012, we received an advance of $8.7 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $20.3 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of December 31, 2012 ASFG had collected $2.0 million in principal payments related to this sale and the remaining obligation is approximately $6.6 million.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $86.7 million and $39.7 million for the six months ended December 31, 2012 and 2011, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $40.2 million and $17.5 million for the six months ended December 31, 2012 and 2011, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $17.1 million and $0 million for the six months ended December 31, 2012 and 2011, respectively.

Net revenues recognized related to the ASFG program have been $24.0 million and $45.9 million, net of discount expense for the three and six months ended December 31, 2012, respectively, and $4.3 million for the three and six months ended December 31, 2011, respectively; cash flows have been a net inflow of $26.2 million and  $20.9 million for the six months ended December 31, 2012 and 2011, respectively.

Included within the Consolidated Statement of Operations, under the caption “Other expense, net” for the three and six months ended December 31, 2012 is $6.2 million and $11.1 million, respectively, associated with the notes program. Included within the Consolidated Statements of Operations, under the caption “Other expense, net” for the three and six months ended December 31, 2012 is $2.4 million and $2.7 million respectively, associated with the student not program.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $0.3 million and $0.6 million associated with the Genesis notes program, for the three and six months ended December 31, 2012, respectively.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. We defer and recognize program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three and six months ended December 31, 2012, respectively,  there was net other expense of $5.9 million and $10.5 million associated with the ASFG notes program. For the three and six months ended December 31, 2011, there was net other expense of $2.1 million and $2.1 million associated with the ASFG notes program. Total program structuring and management fees paid to ASFG, over the life of the program, as of December 31, 2012 have been $16.7 million, of which $12.1 million are deferred as of December 31, 2012. Program fees paid to ASFG during the three and six months ended December 31, 2012 are $0 million and $3.2 million. Program fees paid to ASFG during the three and six months ended December 31, 2011 are $0.8 and $1.3 million, respectively. Total program fees expected to be incurred over the program length are expected to be approximately $8.0 to $10.0 million per year in incremental cost above those historically incurred under the Genesis program.

Subject to the disclosure in Part II—Other Information, Item 1A. Risk Factors, regarding ED’s consideration of our composite score, we believe that our working capital, cash flow from operations and access to operating leases will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2013.

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

In a letter dated December 8, 2010, the Company received notification that the Accrediting Commission of Schools and Colleges (“ACCSC”) had voted to direct the Company’s Everest Institute in Decatur, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC’s required student achievement outcomes. The institution was required to provide the information requested by ACCSC on or before March 8, 2011, which it provided, for review at the May 2011 ACCSC meeting. At its meeting in May 2011, ACCSC continued the institution’s show cause order to the November 2011 ACCSC meeting, and requested additional information from the institution.  On December 22, 2011, the Company received notification that at ACCSC’s November meeting it voted to continue the Show Cause order, as ACCSC had determined that the institution had not yet demonstrated compliance with ACCSC’s requirements in the area of student achievement outcomes.  On February 28, 2012, the Company adopted a plan to streamline operations of certain of its ground campuses, including the teach-out of its Everest Institute campus in Decatur, GA.  During the second quarter of fiscal 2013, the Company completed the teach-out of the Decatur, GA campus.

On December 22, 2011, the Company also received notification that at ACCSC’s November 2011 meeting it voted to direct the Company’s Everest Institute in Jonesboro, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC’s required student achievement outcomes and program advisory committee meetings standards.  ACCSC has also taken note of the ongoing, previously-disclosed investigation by the ED’s Office of Inspector General (“OIG”) related to the Jonesboro campus’s employment and placement rates reported to ACCSC, and the campus remains on show cause pending resolution of the OIG investigations. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by the Everest Institute in Jonesboro, GA to satisfactorily resolve its show cause action with ACCSC could cause that campus to lose its ability to participate in federal student financial aid programs. The failure by any significant number of the Company’s institutions to maintain accreditation could have a material adverse effect on the Company’s business, results of operations and financial condition.

Supplemental Accrediting Agency Reports. An accrediting agency may require an institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, typically retention, completion or graduate placement outcomes. This is commonly referred to as being on “reporting” status. As of December 31, 2012, thirty-seven of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions’ students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall retention, completion or placement rates. We are working to improve the retention, completion and placement rates in the identified programs at these schools.

Program Reviews. From time to time certain of our institutions have been the subject of program reviews by ED and other agencies, including state agencies and guaranty agencies under ED’s prior FFELP program. ED’s program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) Everest College Phoenix (“ECP”) has received program review reports and provided written responses regarding the site visits ED conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit, (ii) site visits occurred at the Company’s WyoTech Laramie, WY campus and its two additional locations in Blairsville, PA and Sacramento, CA in February 2012, ED has issued a program review report, the Company has submitted its response, but has not yet received a final determination letter. (iii)  The Company’s Everest College campus in Springfield, MO and its additional location in Ontario Metro, CA has received a program review report and provided a written response regarding the site visits ED conducted in April 2012, but ED has not yet issued final determination letters, (iv)  The Company’s Everest College campus in Crosslanes, WV has received a program review report and provided a written response regarding the site visits ED conducted in April 2012, but ED has not yet issued a final determination letter, (v) The Company’s Everest College campus in Rochester, NY has received a program review report and provided a written response regarding the site visit ED conducted in April 2012, but ED has not yet issued a final determination, and (vi) ED conducted site visits at the Company’s campus in Largo, FL in August 2012, and its campuses in Pompano Beach, FL and Renton, WA in September 2012, but has not yet issued program review reports. The Company will continue to cooperate with ED in its ongoing reviews.

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

Interest Rate Exposure. As of December 31, 2012, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $20.3 million and capital lease obligations of 12.6 million, and (ii) student notes receivable, net, in the aggregate amount of $97.5 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of December 31, 2012 was a deficit of CAD $35.9 million which includes borrowings outstanding under the credit facility of CAD $0.3 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report and concluded that those controls and procedures were effective as of such time.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Department of Education (“ED”) could require us to post a $175 million letter of credit if it determines we have not satisfied ED’s standards of financial responsibility

In order to remain eligible to participate in the federal student financial aid programs (“Title IV Programs”), higher education institutions must satisfy specific standards of financial responsibility. Each fiscal year, the Company submits its annual audited financial statements to ED to demonstrate compliance with the financial responsibility standards, and ED calculates a “composite score” for the Company.  If we have a composite score of 1.5 or above, our institutions can continue to participate in the Title IV Programs without additional monitoring. If we have a composite score of 1.0 to 1.4 (the “Zone”), our institutions may continue to participate in Title IV programs for up to three years, but are subject to additional monitoring and reporting procedures. If our composite score (i) falls below the minimum threshold level of 1.0, or (ii) is in the Zone for more than three consecutive years, we may continue to participate in Title IV Programs only if we post a letter of credit in favor of ED and become subject to additional monitoring and reporting procedures.

For the fiscal year ended June 30, 2011, the Company’s calculations showed that we had a composite score of 2.1, excluding a $203.6 million goodwill impairment charge recorded in 2011. As previously disclosed, that calculation had been subject to interpretive uncertainty regarding the appropriate treatment of the goodwill impairment charge and certain other items. The Company communicated with ED reviewers in early 2012 who questioned (1) the appropriate treatment of the goodwill impairment charge the Company recorded in fiscal 2011, (2) whether other intangible assets on our balance sheet at June 30, 2011 should have been treated as expensed for purposes of the composite score, and (3) whether approximately $5 million the Company had posted as security deposits with landlords should have been characterized as intangible assets. In connection with these discussions, the Company provided ED with detailed explanations of its views regarding the appropriate treatment of these items in the calculation of the composite score.

The Company continues to believe its calculations regarding the 2011 composite score are correct, however in November 2012 the Company received a letter (the “ED Letter”) from the San Francisco/Seattle Participation Division of ED in which ED took a contrary position with regard to the treatment of the goodwill impairment charge and the security deposits described in items (1) and (3) above.  Based on its treatment of these items, ED calculated the Company’s composite score for the fiscal year ended June 30, 2011 to be 0.9.  The ED Letter further outlined the means whereby the Company can continue to meet ED’s alternative standards of financial responsibility by either (1) agreeing to become provisionally certified, accepting cash monitoring level 1, and posting an irrevocable letter of credit equal to 10% of the Title IV Program funds received by Corinthian during the fiscal year ended June 30, 2011 (calculated by ED to be $175.7 million), or (ii) remaining unconditionally certified and posting an irrevocable letter of credit equal to 50% of the Title IV Program funds received by Corinthian during the fiscal year ended June 30, 2011 (calculated by ED to be $878.5 million). The Company believes these amounts may have failed to account for refunds made during fiscal 2011, and therefore may overstate the Company’s total Title IV revenue during the year.  Provisional certification status would not limit the Company’s access to Title IV Program funds, but would subject the Company’s institutions to closer review by ED and could limit the addition of new programs and locations.

The Company continues to disagree with ED’s calculations of the composite score, and has provided supplementary written materials to ED regarding its position, including supporting letters from two accounting experts.  The Company also met with senior ED officials to discuss these issues in November 2012, and ED has advised us that it is continuing its review of these issues.

In the ED Letter, ED instructed the Company to respond within 14 days to notify ED whether it would utilize the 10% or the 50% letter of credit alternative.  ED has subsequently extended this deadline to 10 days after ED completes its review and provides a written response to the Company.

In addition, ED indicated in the ED Letter that it would “expedite the review of the Company’s fiscal year ending June 30, 2012 annual audit submission when it is submitted and accepted” and may “redetermine” Corinthian’s financial status based upon its review of such submission.  In December 2012, the Company submitted its fiscal year ended June 30, 2012 financial statements to ED.  The Company’s preliminary calculations (using the same methodology as it has historically) show its composite score for the 2012 fiscal year to be 1.5.  Further, as a result of reclassifications between continuing and discontinued operations during 2012, the Company has also submitted its reclassified fiscal 2011 financial statements to ED.  Taking into account the reclassified fiscal 2011 financial information, the Company calculates a composite score of 1.0 for fiscal 2011 for continuing operations - even accepting ED’s accounting treatments.

The Company’s senior credit facility requires the Company to maintain a composite score of no less than 1.5. The Company has provided the correspondence between ED and the Company to its lenders. The Company continues to believe ED’s determination is incorrect.  But if the Company cannot persuade ED to reconsider its computation of the Company’s fiscal 2011 composite score, the lenders could consider the Company to be in default under the credit facility.  Pending resolution of this matter with ED, the Company has agreed to enhanced monitoring and reporting procedures with its lenders and has also agreed that it will not increase the aggregate borrowings and letters of credit issuances outstanding under the credit facility.

The Company has retained an investment banking firm to assist it in raising capital to post a letter of credit if one is required by ED.  Based on preliminary discussions with the investment banking firm and potential sources of capital, the Company believes that any letter of credit would be required to be cash collateralized, that the only reasonably available source of financing would be private capital markets, and that it would be expensive to obtain such capital, if available at all, given current credit market conditions and the uncertainties in the public policy environment.  While no commitments have been sought or obtained, our investment banking firm and potential sources of capital have advised us that the total cost of debt capital, assuming we seek to raise $175 million of new debt, would likely be in excess of 15% per annum, resulting in additional interest expense to the Company of more than $25 million per year (plus the potential dilutive effect of any equity component of such capital raise).

The Company appreciates ED’s commitment to conduct an expedited review of the Company’s fiscal 2012 financial statements, as well as ED’s dialogue with us regarding the accounting treatment for purposes of our fiscal 2011 composite score.   However, no assurance can be given that ED will revise its determination of our fiscal 2011 composite score or agree with our calculation of our fiscal 2012 composite score.  If we are ultimately required to post a letter of credit, no assurance can be given that the Company would be able to raise sufficient capital to be able to post the letter of credit.  The Company’s lenders could also consider the failure to maintain a composite score of no less than 1.5 to be a default under the credit facility. Any of such occurrences could have a material adverse effect on the Company’s business, financial condition and results of operations.  In addition, the cost of obtaining a required letter of credit, if available, could be substantial and could in turn make it more difficult for the Company to meet its composite score requirements in future years.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Mine Safety Disclosure

None

Item 5.            Other Information

None

Item 6.            Exhibits

(a) Exhibits:

Exhibit 10.1

Amended and Restated Corinthian Colleges, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex A to the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 3, 2012)

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

Exhibit 101

The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

February 1, 2013	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 1, 2013	/s/ ROBERT C. OWEN
Robert C. Owen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)