Form 10-Q
period 2013-03-31
CORINTHIAN COLLEGES INC
filed 2013-04-30
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

At April 25, 2013, there were 86,181,145 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2013

EXPLANATORY NOTE

During the third quarter of fiscal 2013, Corinthian Colleges, Inc. (the “Company”) completed the sale of the four Everest schools located in San Francisco, CA, San Jose, CA, Hayward, CA, and Los Angeles, CA, (the “CA Sale Schools”). During the second quarter of fiscal 2013, the Company completed the teach-out of the Milwaukee, WI, Arlington, VA, and Decatur, GA campuses.  Additionally, during fiscal 2012, the Company decided to divest two WyoTech schools located in Sacramento, CA and Daytona Beach, FL (the “Sale Schools”). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition. Additionally, during fiscal year 2012, the Company completed the teach-out of the Ft. Lauderdale, FL and Chicago, IL campuses. The Company expects to have no significant continuing involvement with these locations after the respective sale or teach-outs are completed. The results of operations for the Sale Schools and teach-out schools are reflected within discontinued operations in the Company’s Condensed Consolidated Statements of Operations for all periods presented, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.           Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31, 2013	June 30, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,899	$72,525
Accounts receivable, net of allowance for doubtful accounts of $19,524 and $16,053 at March 31, 2013 and June 30, 2012, respectively	81,882	94,893
Student notes receivable, net of allowance for doubtful accounts of $9,659 and $20,753 at March 31, 2013 and June 30, 2012, respectively	24,336	26,772
Deferred income taxes	37,245	37,242
Prepaid expenses and other current assets	106,497	111,894
Assets held for sale	5,080	13,019
Total current assets	298,939	356,345
PROPERTY AND EQUIPMENT, net	228,816	248,082
OTHER ASSETS:
Goodwill	206,060	197,875
Other intangibles, net	181,051	174,098
Student notes receivable, net of allowance for doubtful accounts of $27,798 and $58,578 at March 31, 2013 and June 30, 2012, respectively	69,966	76,098
Deposits and other assets	6,699	7,397
Deferred income taxes	4,642	4,618
TOTAL ASSETS	$996,173	$1,064,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,470	$24,184
Accrued compensation and related liabilities	76,168	79,333
Accrued expenses	24,729	40,529
Prepaid tuition	129,000	108,830
Current portion of capital lease obligations	783	710
Current portion of long-term debt	2,605	3,380
Liabilities held for sale	18,604	27,188
Total current liabilities	325,359	284,154
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	11,608	12,231
LONG-TERM DEBT, net of current portion	15,677	132,653
DEFERRED INCOME TAXES	7,654	4,959
OTHER LONG-TERM LIABILITIES	64,648	65,601
TOTAL LIABILITIES	424,946	499,598
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 92,355 shares issued and 86,181 shares outstanding at March 31, 2013 and 91,352 shares issued and 85,178 shares outstanding at June 30, 2012	9	9
Additional paid-in capital	257,119	251,425
Treasury stock	(56,368)	(56,368)
Retained earnings	368,249	367,758
Accumulated other comprehensive income	2,218	2,091
Total stockholders’ equity	571,227	564,915
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$996,173	$1,064,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
NET REVENUES	$400,167	$407,857	$1,216,277	$1,191,289
OPERATING EXPENSES:
Educational services (including bad debt expense of $13,686 and $10,103 for the three months ended March 31, 2013 and 2012, respectively; and $50,613 and $39,876 for the nine months ended March 31, 2013 and 2012, respectively)	243,736	242,483	743,811	722,861
General and administrative	41,012	39,089	126,245	131,015
Marketing and admissions	102,794	98,742	303,996	292,981
Impairment, facility closing and severance charges	1,279	3,221	2,039	15,164
Total operating expenses	388,821	383,535	1,176,091	1,162,021
INCOME FROM OPERATIONS	11,346	24,322	40,186	29,268
Interest income	158	665	523	1,569
Interest expense	(1,336)	(2,394)	(3,841)	(7,774)
Other expense, net	(6,352)	(3,425)	(16,761)	(6,576)
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	3,816	19,168	20,107	16,487
Provision for income taxes	1,439	7,490	7,760	6,181
INCOME FROM CONTINUING OPERATIONS	2,377	11,678	12,347	10,306
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $2,135 and $4,765 for the three months ended March 31, 2013 and 2012, respectively; and $7,449 and $8,796 for the nine months ended March 31, 2013 and 2012, respectively	(3,397)	(7,589)	(11,856)	(14,059)
NET INCOME (LOSS)	$(1,020)	$4,089	$491	$(3,753)
INCOME (LOSS) PER SHARE—BASIC:
Income from continuing operations	$0.03	$0.14	$0.14	$0.12
Loss from discontinued operations	(0.04)	(0.09)	(0.13)	(0.16)
Net income (loss)	$(0.01)	$0.05	$0.01	$(0.04)
INCOME (LOSS) PER SHARE—DILUTED:
Income from continuing operations	$0.03	$0.14	$0.14	$0.12
Loss from discontinued operations	(0.04)	(0.09)	(0.13)	(0.16)
Net income (loss)	$(0.01)	$0.05	$0.01	$(0.04)
Weighted average number of common shares outstanding:
Basic	86,065	85,080	85,780	84,918
Diluted	87,097	86,124	86,616	85,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)  (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income (loss)	$(1,020)	$4,089	$491	$(3,753)
Other comprehensive income (loss):
Foreign currency translation adjustment	225	(485)	37	636
Post-retirement benefits, net of taxes	30	30	90	90
Other comprehensive income (loss)	255	(455)	127	726
Comprehensive income (loss)	$(765)	$3,634	$618	$(3,027)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, for continuing and discontinued operations)

	Nine Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$491	$(3,753)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,488	55,986
Stock based compensation	5,006	6,493
Loss on disposal of assets	1,097	720
Impairment charge	2,446	11,051
Changes in assets and liabilities:
Accounts receivable, net	17,321	98,328
Student notes receivable, net	8,543	(24,119)
Prepaid expenses and other assets	7,423	(24,860)
Accounts payable	48,759	15,707
Accrued expenses and other liabilities	(20,111)	(12,583)
Prepaid tuition	10,305	77,959
Other long-term liabilities	(1,958)	(5,240)
Net cash provided by operating activities	128,810	195,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(28,625)	(30,995)
Proceeds from sale-leaseback transaction	—	39,297
Payments made in connection with business acquisitions, net of cash acquired	(11,612)	—
Net cash (used in) provided by investing activities	(40,237)	8,302
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	50,994	63,110
Principal repayments on capital lease obligations and long-term debt	(166,390)	(304,902)
Proceeds from borrowing under student notes receivable sale agreements, net	(2,930)	8,706
Proceeds from exercise of stock options and employee stock purchase plan	1,103	1,437
Net cash used in financing activities	(117,223)	(231,649)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	24	(194)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,626)	(27,852)
CASH AND CASH EQUIVALENTS, beginning of period	72,525	107,430
CASH AND CASH EQUIVALENTS, end of period	$43,899	$79,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for:
Income taxes	$8,525	$9,676
Interest paid, net of capitalized interest	$(1,913)	$(4,821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of March 31, 2013, the Company had 87,776 students (excluding students attending short-term QuickStart programs) and operated 97 schools in 25 states and 16 colleges in the province of Ontario, Canada. The Company offers a variety of diploma programs and associate’s, bachelor’s and master’s degrees, concentrating on programs in allied health, business, technology, and criminal justice. The Company also offers exclusively online degrees, primarily in business and criminal justice.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2012 consolidated financial statements of the Company included in the Company’s 2012 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013.

The unaudited condensed consolidated financial statements as of March 31, 2013 and for the three and nine months ended March 31, 2013 and 2012 and the audited condensed consolidated balance sheet as of June 30, 2012 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at March 31, 2013. In addition, the carrying value of all borrowings approximates fair value at March 31, 2013. The student notes receivable, net balances are presented within current and non-current assets on the condensed consolidated balance sheets.  It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

During the third quarter of fiscal 2012, the Company completed a sale-leaseback of five properties for an aggregate purchase price of $39.9 million, which resulted in a gain of approximately $5.1 million net of all transaction costs. Simultaneously with the sale, the Company leased the five properties back for a fifteen year term at an initial aggregate rental rate of approximately $3.5 million per year. The Company currently operates a Heald College campus at each of the locations, and will continue to do so under the lease agreement. The Company will amortize the gain over the fifteen year lease term on a straight-line basis.  In addition, the Company used a portion of the proceeds to repay mortgages held on these properties of approximately $14.7 million.

Note 2—Impairment and Severance Charges

At March 31, 2013, the Company considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non-amortizable intangible assets at that date and concluded that no such test was necessary.  The Company will perform its required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2013.

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

Accreditation is required for an institution to be eligible to participate in the federal student financial aid programs. The process of obtaining accreditation and access to Title IV funds is a barrier to entry for the industry. The process of applying for accreditation is a time intensive and expensive process, whereby an institution is required to operate without eligibility to Title IV funds for several years. For the 2012 fiscal year, the Company’s institutions derived the majority of their revenues from Title IV programs, and the Company as a whole derived approximately 84.6% of its net U.S. revenue (on a modified cash basis) from Title IV Programs after giving effect to the temporary relief afforded by the Higher Education Opportunity Act (the “HEOA”) which expired on July 1, 2012.

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

At March 31, 2013, goodwill of $197.9 million relates to the Heald reporting unit which was acquired in January 2010. The Company’s annual impairment test of the goodwill as of June 30, 2012 did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, at June 30, 2012 the Company assumed a WACC of 11.7%, revenue growth rates ranging from (2.4%) to 3.4% for fiscal 2013 to fiscal 2015 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 13.6%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and to regulatory uncertainty. Although the Company believes the estimates made are reasonable and supportable in connection with the impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

Additionally, during the first quarter of fiscal 2013 the Company acquired Quickstart Intelligence Corporation (“QuickStart”) which resulted in $8.2 million of goodwill (See Note 9 — Business Acquisitions & Dispositions for further details).

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

The determination of whether or not intangible assets are impaired involves significant judgment. This judgment includes estimates of student population, program mix, and pricing changes which could be affected by future regulations, or compliance with regulatory and accreditation standards. Although we believe goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.  Should the Company’s stock price remain depressed or decline further, the Company could incur additional impairment charges to write-down all or a portion of its goodwill and other intangible assets. Additionally, the fair value measure of accounting for financial instruments established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The implied fair value of goodwill was determined using Level 3 inputs included in the Company’s discounted cash flow valuation method.

Additionally, the Company incurred and paid severance of $1.3 million and $2.0 million for the three and nine months ended March 31, 2013, respectively, and $3.2 million and $8.1 million for the three and nine months ended March 31, 2012, respectively.

Note 3—Discontinued Operations

Fiscal 2013

During the third quarter of fiscal 2013, the Company completed the sale of the four Everest schools located in San Francisco, CA, San Jose, CA, Hayward, CA, and Los Angeles, CA, (the “CA Sale Schools”) (See Note 9 — Business Acquisitions & Dispositions for further details). During the second quarter of fiscal 2013, the Company completed the teach-out of the Milwaukee, WI, Arlington, VA, and Decatur, GA campuses. The Company has no significant continuing involvement with these locations. The results of operations for the CA Sale Schools and teach-out schools are reflected within discontinued operations in the Company’s Condensed Consolidated Statements of Operations for all periods presented, unless otherwise stated.

Revenues from discontinued operations are $9.9 million and $21.4 million for the three months ended March 31, 2013 and 2012, respectively, and $40.5 million and $67.4 million for the nine months ended March 31, 2013 and 2012, respectively.

Fiscal 2012

During fiscal 2012, the Company decided to divest two WyoTech schools located in Sacramento, CA and Daytona Beach, FL (the “Sale Schools”). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition. Additionally, during fiscal year 2012, the Company completed the teach-out of the Ft. Lauderdale, FL and Chicago, IL campuses. The Company expects to have no significant continuing involvement with these locations after the respective sale or teach-outs are completed. The results of operations for the Sale Schools and teach-out schools are reflected within discontinued operations in the Company’s Condensed Consolidated Statements of Operations for all periods presented, unless otherwise stated.

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

In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), which specializes in subprime credit. Under this Genesis program the Company paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program the Company then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. From the initiation of the Genesis program to its cessation in fiscal 2012, the Company acquired all of the loans that originated. Therefore, the Company is exposed to any credit defaults by students but retains all amounts collected from the students under this program. The Company estimates loans funded under the Genesis discount loan program, net of refunds, were approximately $0 million and $48.4 million for the three and nine months ended March 31, 2012, respectively.  There have been no loans funded under the Genesis discount loan program during fiscal year 2013.

On June 29, 2011, the Company entered into a loan origination agreement, as amended, with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775.0 million of new student loans through June 2015. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the recourse program, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, the Company completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $54.4 million and $150.8 million for the three and nine months ended March 31, 2013, respectively, and $42.3 million and $81.1 million for the three and nine months ended March 31, 2012, respectively.  Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $276.1 million.

This ASFG loan program has characteristics similar to the previous third party “discount loan” programs. As with the previous discount third party loan programs, under the ASFG program the Company pays a discount to ASFG for any loans purchased by ASFG and records the discount as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. The Company has applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse liability is established at the inception of the guarantee. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $38.3 million and $29.4 million as of March 31, 2013 and June 30, 2012, respectively. Upon recourse the Company will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse obligation. The net recourse obligation is in addition to the discount paid to ASFG and is based upon the ultimate anticipated loan performance under the ASFG loan program. The net recourse obligation consists of a receivable, pursuant to a backup loan agreement, that will be paid to the Company as ASFG receives student payments in excess of the initial principal balance, less discount paid, and a liability, payable to ASFG equal to estimated future recourse loss. The receivable and recourse liability are reported as a net amount to reflect the legal right of offset.  The recourse obligation related to the loans funded under the ASFG program at March 31, 2013 was a net asset of $0.2 million, net of recourse paid. The recourse obligation related to loans funded under the ASFG program at June 30, 2012 was a net liability of $7.8 million, net of recourse paid.  The net recourse balance at March 31, 2013 and June 30, 2012 is recorded within prepaid assets and other current assets and accrued expenses within the condensed consolidated balance sheets, respectively.  The Company estimates loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, the Company’s maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

Typically, the repayment terms on student notes receivable are twelve months for each $1,000 of notes balance. The average student note balance is $2,500. The majority of loans within student notes receivable contain repayment terms of 60 months or less. Loan balances vary by program and by student, and are a function of program cost and student financial aid eligibility. The average interest rate on all outstanding loans is 9.1% as of March 31, 2013.

During the first quarter of fiscal 2012, the Company sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of March 31, 2013, the Company received an advance of $10.1 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $6.7 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of March 31, 2013 and June 30, 2012, ASFG had collected $7.4 million and $4.7 million, respectively, in payments related to this sale and the remaining obligation is approximately $2.7 million and $5.4 million, respectively.

During the fourth quarter of fiscal 2012, the Company sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of March 31, 2013, the Company received an advance of $7.5 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $17.5 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of March 31, 2013 and June 30, 2012 ASFG had collected $4.7 million and $0 million, respectively, in payments related to this sale and the remaining obligation is approximately $2.8 million and $7.5 million, respectively.

During the first quarter of fiscal 2013, the Company sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of March 31, 2013, the Company received an advance of $8.7 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $20.3 million of purchase price will be paid to the Company as ASFG receives student payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of March 31, 2013 ASFG had collected $4.1 million in payments related to this sale and the remaining obligation is approximately $4.6 million.

	March 31, 2013	June 30, 2012
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$101,406	$110,946
Less allowance for doubtful accounts	(19,524)	(16,053)
Accounts receivable, Net	$81,882	$94,893
Student notes receivable:
Student notes receivable, Gross	$131,759	$182,201
Less allowance for doubtful accounts	(37,457)	(79,331)
Student notes receivable, Net	$94,302	$102,870

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

The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The note reserve methodology is reviewed semi-annually during the second and fourth quarters or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a change to methodology is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during the three and nine months ended March 31, 2013 and 2012.  In the three and nine months ended March 31, 2013 , the Company charged-off $2.8 million and $42.0 million of Genesis notes, net of recoveries. In the three and nine months ended March 31, 2012 , the Company charged-off $21.1 million and $53.8 million of Genesis notes, net of recoveries.  The charge-offs are recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance. Recoveries for all periods presented are not material.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands, table for continuing and discontinued operations)
Allowance for doubtful accounts
Accounts receivable:
Beginning allowance for doubtful accounts	$27,728	$19,609	$18,237	$26,500
Charged to statement of operations	16,684	10,634	55,395	43,244
Deductions	(23,879)	(13,965)	(53,099)	(53,466)
Ending allowance for doubtful accounts	$20,533	$16,278	$20,533	$16,278
Student notes receivable:
Beginning allowance for doubtful accounts	$40,849	$84,742	$80,027	$77,846
Charged to statement of operations	—	11,510	38	51,042
Deductions	(2,750)	(21,136)	(41,966)	(53,772)
Ending allowance for doubtful accounts	$38,099	$75,116	$38,099	$75,116

The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 28.4% to 31.4% or $37.5 million to $41.4 million would result in a decrease in pre-tax income from continuing operations of $3.9 million for the nine months ended March 31, 2013.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $133.0 million and $79.7 million for the nine months ended March 31, 2013 and 2012, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $68.7 million and $34.7 million for the nine months ended March 31, 2013 and 2012, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $29.2 million and $0.5 million for the nine months ended March 31, 2013 and 2012, respectively.

Net revenues recognized related to the ASFG program, net of discount expense, have been $24.6 million and $70.5 million for the three and nine months ended March 31, 2013, respectively, and $1.0 million and $5.3 million for the three and nine months ended March 31, 2012, respectively; cash flows have been a net inflow of $38.4 million and $42.5 million for the nine months ended March 31, 2013 and 2012, respectively.

Included within the Condensed Consolidated Statements of Operations, under the caption “Other expense, net” for the three and nine months ended March 31, 2013 is $6.4 million and $17.5 million, respectively,  associated with the student notes program. Included within the Consolidated Statements of Operations, under the caption “Other expense, net” for the three and nine months ended March 31, 2012 is $3.8 million and $6.5 million, respectively, associated with the student notes program.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $0.5 million and $1.0 million for the three and nine months ended March 31, 2013, respectively, and $0.2 million and $0.8 million for the three and nine months ended March 31, 2012, respectively, associated with the Genesis notes program.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. The Company defers and recognizes program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three and nine months ended March 31, 2013, there was a net other expense of $5.9 million and $16.5 million associated with the ASFG notes program.  For the three and nine months ended March 31, 2012, there was net other expense of $3.6 million and $5.7 million associated with the ASFG notes program.  Total program structuring and management fees paid to ASFG, over the life of the program, as of March 31, 2013 have been $16.7 million, of which $11.0 million are deferred as of March 31, 2013. Program fees paid to ASFG during the three and nine months ended March 31, 2013 are $0 million and $3.3 million, respectively.  Program fees paid to ASFG during the three and nine months ended ended March 31, 2012 are $0.8 million and $2.0 million, respectively. Total program fees expected to be incurred over the program length are expected to be approximately $8.0 to $10.0 million per year in incremental cost above those historically incurred under the Genesis program.

Note 5—Long-Term Debt and Capital Lease Obligations

As of March 31, 2013 and June 30, 2012, long-term debt and capital lease obligations consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Credit facility obligations (1)	$8,262	$123,082
Borrowings under student notes receivable sale agreements	10,020	12,951
Capital lease obligations	12,391	12,941
	30,673	148,974
Less—current portion of borrowings under student notes receivable sale agreement	(2,605)	(3,380)
Less—current portion of capital lease obligations	(783)	(710)
	$27,285	$144,884

(1)  Interest rate on credit facility is 4.7% and 4.0% as of March 31, 2013 and June 30, 2012, respectively.

On May 17, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Credit Facility”) with Bank of America, N.A., which replaced the credit facility that was set to expire in October 2012. The amended Credit Facility, which expires July 1, 2015, provides aggregate commitments including borrowings and letters of credit of up to $145 million, of which $135 million is a domestic facility, and $10 million is a Canadian facility. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $7.5 million for Canadian letters of credit. The Credit Facility is secured by guaranties from the Company and each of its subsidiaries, a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries, including real property and the stock of the Company’s operating subsidiaries.

The following table summarizes the terms of the Credit Facility and its status as of March 31, 2013:

Borrowing limit	$145 million
Interest Rate	At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company’s Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings	$8.3 million.
Weighted Average Interest Rate	4.7%
Outstanding letters of credit	$23.9 million domestic, $4.7 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score. Subject to the disclosure in Note 12, as of March 31, 2013, the Company was in compliance with all of the covenants. On November 16, 2012, the Company agreed that no new credit extensions would be made under the credit agreement on or prior to January 7, 2013 without express written approval of the Required Lenders.  On January 16, 2013, the Company also agreed to enhanced monitoring and reporting procedures and that no new credit extensions would be made under the credit agreement on or prior to March 7, 2013 without express written approval of the Required Lenders.  On March 21, 2013, the Company agreed to the continuation of enhanced monitoring and reporting procedures and that no new credit extensions would be made in excess of $40 million under the credit agreement on or prior to May 10, 2013 without express written approval of the Required Lenders, and the Company agreed to repay credit extensions as the Company’s cash position permits.

The Company received $0 million and $8.7 million of proceeds from ASFG related to the sale of notes during the three and nine months ended ended March 31, 2013, respectively, and $0 million and $10.1 million of proceeds for the three and nine months ended March 31, 2012, respectively.  The recourse provisions of these sales prevent the Company from derecognizing the underlying notes sold. Accordingly, the proceeds have been recorded as debt on the Condensed Consolidated Balance Sheets. The debt and underlying student notes will be derecognized as ASFG receives principal payments. As of March 31, 2013 and June 30, 2012, the remaining obligation is approximately $10.0 million and $13.0 million, respectively. The Company has classified the debt between short-term and long-term in proportion to the classification of the related student notes receivable.

Note 6—Weighted Average Number of Common Shares Outstanding

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income or loss per common share for the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Basic common shares outstanding	86,065	85,080	85,780	84,918
Effects of dilutive securities:
Stock options and restricted stock units	1,032	1,044	836	528
Diluted common shares outstanding	87,097	86,124	86,616	85,446

During the three and nine months ended March 31, 2013, the Company issued 0.3 million and 1.0 million shares, respectively, of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units. During the three and nine months ended March 31, 2012, the Company issued 0.3 million and 0.6 million shares, respectively, of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.  During the three and nine months ended March 31, 2013 approximately 11.6 million and 11.5 million, respectively, of stock options were excluded from the calculation of diluted earnings per share because the inclusion would have been anti-dilutive.  During the three and nine months ended March 31, 2012 approximately 9.7 million and  10.2 million, respectively, of stock options were excluded from the calculation of diluted earnings per share because the inclusion would have been anti-dilutive.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. The Company may repurchase shares on the open market or in private transactions from time to time, depending on the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of March 31, 2013 the Company had repurchased 3,917,200 shares at an average price of $6.38 under this program.  No shares were repurchased in fiscal years 2013 or 2012.

From November 2006 through May 2007, the Company purchased 2,256,600 shares at a total cost of $31.4 million at an average price of $13.90 per share under a previous stock repurchase agreement.

Note 7—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues from unaffiliated customers
U.S. operations	$384,630	$390,861	$1,168,528	$1,140,030
Canadian operations	15,537	16,996	47,749	51,259
Consolidated	$400,167	$407,857	$1,216,277	$1,191,289

	March 31, 2013	June 30, 2012
Long-lived assets
U.S. operations	$685,339	$695,656
Canadian operations	11,895	12,512
Consolidated	$697,234	$708,168

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

False Claims Act Qui Tams

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case was captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions alleged violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleged causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and, on August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court’s dismissal and remanded with instructions to permit the relator to amend the complaint. On December 15, 2011, the first amended Lee complaint was filed in U.S. District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLP, David Moore and Jack Massimino. The Company moved the U.S. District Court to dismiss the amended Lee complaint, and, on April 12, 2013, the District Court dismissed with prejudice the action in its entirety.  The relators have sixty days from entry of judgment to appeal the dismissal.

Additionally, the Company has received an inquiry from the same Assistant U.S. Attorney involved in reviewing the Lee matter regarding the Company’s attendance procedures. The Company infers, but has been unable to confirm, that this inquiry may relate to another qui tam filed under seal that is pending the government’s investigation and intervention decision. The Company is cooperating and responding to the request.

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

Securities Litigation

On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the plaintiffs to purchase the Company’s common stock at artificially inflated prices. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs intervened in the lawsuit and petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs thereafter filed a second amended consolidated complaint, and the Company moved to dismiss the second amended consolidated complaint. On January 30, 2012, the U.S. District Court granted the Company’s motion to dismiss, with leave to amend. On February 29, 2012, the plaintiffs filed a third amended complaint (the “TAC”) in U.S. District Court, and, on March 30, 2012 the Company and the individual defendants filed a motion to dismiss. On August 20, 2012, the U.S. District Court granted the Company’s and the individual defendants’ motion to dismiss, with prejudice. The plaintiffs have appealed that dismissal to the U.S. Ninth Circuit Court of Appeals, and the Company will continue to defend itself and its current and former officers vigorously.

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

On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs were thirty-three individuals who purport to be current and/or former students of the Company’s Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleged breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company’s medical assisting program at the Merrionette Park campus. The plaintiffs sought to certify a class composed of all persons who enrolled in the Company’s Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and sought actual and compensatory damages on behalf of such persons, costs and attorneys’ fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deemed proper. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted.  Thirty-one plaintiffs filed individual demands in arbitration, and individual arbitration hearings commenced during the quarter ended June 30, 2012.  The Company and the plaintiffs agreed to hold the hearings in abeyance to engage in settlement discussions, which were unsuccessful. These matters are now again being scheduled for individual arbitrations.  The Company continues to believe these matters are without merit and will continue to defend itself vigorously.

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

				The matters are proceedings on a individual basis.	Individual arbitration demands have been filed, and arbitration hearings began during the quarter ending March 31, 2013.

The Company intends to defend itself and its subsidiaries vigorously in all of these matters.

Employee Litigation

On November 17, 2008, an action captioned Mary Credille and Roger Madden, on behalf of all similarly situated current and former employees, v. Corinthian Colleges et al., was filed in the U.S. District Court for the Northern District of Illinois.

The two originally-named plaintiffs are former employees of the Company’s Chicago campus, and allege failure to receive proper compensation for all overtime hours allegedly worked in violation of the Fair Labor Standards Act. Plaintiff Credille has voluntarily dismissed her claims against the Company. On December 8, 2009, the Court granted Plaintiff Madden’s motion to conditionally certify a collective action to include those current and former admissions representatives at the Company’s Chicago campus who also satisfy additional requirements.   A total of three former employees, including Madden, have elected to participate in the lawsuit. On the eve of trial, Plaintiff dismissed the case with prejudice and the trial court closed the case on February 10, 2013.

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

During the quarter ended December 31, 2012, the Company received an investigative subpoena from the California Attorney General’s Office (the “CA AG’s Office”)  captioned  “In the Matter of the Investigation of For-Profit Educational Institutions,” seeking business records and responses to interrogatories related to the Company’s cohort default rates, the identity of the Company’s California security holders, the placement rate of graduates, completion times, graduation rates, advertisements and admissions, the announcement of the Company’s intention to sell certain campuses, enrollment processes, financial aid processes, call center policies and practices, lead generation, and other matters.  The Company is providing reasonable cooperation to the CA AG’s Office.

In January 2013, the Company received a request from the Wisconsin Department of Justice (the “WI AG’s Office”) for information and documents regarding the Company’s Milwaukee, WI campus that we decided to teach out.  The request seeks records regarding the Company’s students enrolled at the Milwaukee campus since August 2009, including the enrollment process and outcomes achieved by the students, documents related to employers, externships, placement, completion, graduation, loans, marketing, advertisements, communications with state regulators and accrediting agencies, employees during the period, and other matters.  The Company is providing reasonable cooperation to the WI AG’s Office.

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

As of March 31, 2013, the Company had established aggregate reserves for all matters, including those disclosed above and for all other matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are, collectively, immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 9— Business Acquisitions & Dispositions

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

Dispositions

During the third quarter of fiscal 2013, the Company completed the sale of the four Everest schools located in San Francisco, CA, San Jose, CA, Hayward, CA, and Los Angeles, CA to BioHealth College, Inc.  The Company paid $2.3 million which consists of negative purchase price of $1.5 million and negative working capital of $0.8 million.

Note 10—Income Taxes

The Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Condensed Consolidated Statements of Operations. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2013 and June 30, 2012, the total amounts of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement Balance Sheets are not material.

As of March 31, 2013 and June 30, 2012, the total amount of unrecognized tax benefits was $3.2 million and $3.6 million, respectively. As of March 31, 2013 and June 30, 2012, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $2.7 million and $3.0 million, respectively. The Company does not presently anticipate settlement of any uncertain tax positions matters within the next twelve months.

The Company’s effective tax rate was 37.7%  and 38.6% for the three and nine months ended March 31, 2013, respectively, compared to 39.1% and 37.5% for the three and nine months ended March 31, 2012, respectively.

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

In January 2013, the FASB issued Accounting Standards Update No 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”).  The objective of ASU 2013-01 is to clarify the scope for all entities with financial instruments subject to a master netting arrangement or similar agreement that may have been affected by recent offsetting disclosure requirements.  This guidance becomes effective for the Company beginning in fiscal 2014 and the adoption of this standard is not expected to have a material impact on its consolidated financial statements or notes thereto.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance becomes effective for the Company beginning in fiscal 2015 and the adoption of this standard is not expected to have a material impact on its consolidated financial statements or notes thereto.

Additionally, The Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) are working on joint convergence projects to address accounting differences between GAAP and International Financial Reporting Standards (“IFRS”) in order to support their commitment to achieve a single set of high-quality global accounting standards. One of the projects under deliberation includes accounting for leases.  If enacted in its current draft form, the Company anticipates that the lease accounting proposal could impact on our consolidated financial statements; however the FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot quantify and  determine the impact on our consolidated financial statements that may result from such future changes.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or notes thereto.

Note 12—Department of Education Composite Score

In order to remain eligible to participate in the federal student financial aid programs (“Title IV Programs”), institutions must satisfy specific standards of financial responsibility. Each fiscal year, the Company submits its annual audited financial statements to ED to demonstrate compliance with the financial responsibility standards, and ED calculates a “composite score” for the Company. If the Company has a composite score of 1.5 or above, the Company is considered to be financially responsible without further qualification. If the composite score is 1.0 to 1.4 (the “Zone”), the Company’s institutions may continue to participate in Title IV programs for up to three years, but are subject to additional monitoring and reporting procedures. If the Company’s composite score (i) falls below the minimum threshold level of 1.0, or (ii) is in the Zone for more than three consecutive years, we may be subject to additional monitoring and reporting procedures, and also be required to post a letter of credit in favor of ED in order to continue to participate in the Title IV Programs.

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

The Company continues to disagree with ED’s calculations of the 2011 composite score, and has provided supplementary written materials to ED regarding its position, including supporting letters from two accounting experts.  The Company also met with senior ED officials to discuss these issues in November 2012, and ED has advised us that it is continuing its review of these issues.

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

The Company’s senior credit facility requires the Company to maintain a composite score of no less than 1.5. The Company has provided the correspondence between ED and the Company to its lenders. The Company continues to believe ED’s determination is incorrect.  But if the Company cannot persuade ED to reconsider its computation of the Company’s fiscal 2011 composite score, the lenders could consider the Company to be in default under the credit facility.  Pending resolution of this matter with ED, the Company has agreed to enhanced monitoring and reporting procedures with its lenders, and has also agreed that no new credit extensions in excess of $40 million would be made under the credit agreement on or prior to May 10, 2013 without express written approval of the Required Lenders, and the Company agreed to repay credit extensions as the Company’s cash position permits.

The Company has also retained an investment banking firm to assist it in raising capital to post a letter of credit if one is required by ED.  Based on preliminary discussions with the investment banking firm and potential sources of capital, the Company believes that any letter of credit would be required to be cash collateralized, that the only reasonably available source of financing would be private capital markets, and that it would be expensive to obtain such capital, if available at all, given current credit market conditions and the uncertainties in the public policy environment.  While no commitments have been sought or obtained, the Company’s investment banking firm and potential sources of capital have advised it that the total cost of debt capital, assuming $175 million of new debt, would likely be in excess of 15% per annum, resulting in additional interest expense to the Company of more than $25 million per year (plus the potential dilutive effect of any equity component of such capital raise).

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

None.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts and notes receivable agings and applying various expected loss percentages to student accounts and notes receivable categories based upon historical bad debt experience and consideration of the current economic environment. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3.0% of our outstanding receivables from 19.3% to 22.3% or $19.5 million to $22.6 million would result in a decrease in pre-tax income of $3.1 million for the nine months ended March 31, 2013. The effect of an increase in our student notes receivable allowance of 3.0% of our outstanding earned notes receivable from 28.4% to 31.4% or $37.5 million to $41.4 million would result in a decrease in pre-tax income of $3.9 million for the nine months ended March 31, 2013.

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

At March 31, 2013, we considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non-amortizable intangible assets at the date and concluded that no such test was necessary.  We will perform our required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2013.

During the quarter ended September 30, 2011, we considered if any indicators of impairment existed at the balance sheet date. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. We believe that continued regulatory uncertainties, and the potential impact of new regulations have had a sustained negative impact our stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets related to the WyoTech schools were impaired. The estimated fair values of WyoTech’s trade names and accreditation fell below their carrying values of $14.0 million and $2.2 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011. As a result, we recorded an impairment charge of $7.1 million, which reduced the carrying value of WyoTech’s trade names to $8.6 million and accreditation to $0.5 million.

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

At March 31, 2013, goodwill of $197.9 million relates to the Heald reporting unit which was acquired in January 2010. Our annual impairment test of the goodwill as of June 30, 2012 did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, at June 30, 2012 we assumed a WACC of 11.7%, revenue growth rates ranging from (2.4%) to 3.4% for fiscal 2013 to fiscal 2015 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 13.6%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and to regulatory uncertainty. Although we believe the estimates made are reasonable and supportable in connection with the impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

Additionally, during the first quarter of fiscal 2013 we acquired Quickstart Intelligence Corporation (“QuickStart”) which resulted in $8.2 million of goodwill (See Note 9  — Business Acquisitions & Dispositions for further details).

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

The determination of whether or not intangible assets are impaired involves significant judgment. This judgment includes estimates of student population, program mix, and pricing changes which could be affected by future regulations, or compliance with regulatory and accreditation standards. Although we believe goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and result in future impairments. Should our stock price remain depressed or decline further, we could incur additional impairment charges to write-down all or a portion of its goodwill and other intangible assets. Additionally, the fair value measure of accounting for financial instruments established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The implied fair value of goodwill was determined using Level 3 inputs included in our discounted cash flow valuation method.

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

Results of Operations

Comparisons of results of operations between the three and nine months ended March 31, 2013 and March 31, 2012.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	60.9%	59.5%	61.2%	60.7%
General and administrative	10.2%	9.6%	10.4%	11.0%
Marketing and admissions	25.7%	24.2%	25.0%	24.6%
Impairment, facility closing, and severance charges	0.3%	0.8%	0.2%	1.3%
Total operating expenses	97.1%	94.1%	96.8%	97.6%
Income from operations	2.9%	5.9%	3.2%	2.4%
Interest income	—%	0.2%	—%	0.1%
Interest expense, net	(0.3)%	(0.6)%	(0.3)%	(0.7)%
Other expense, net	(1.6)%	(0.8)%	(1.4)%	(0.6)%
Income (loss) from continuing operations before provision (benefit) for income taxes	1.0%	4.7%	1.5%	1.2%
Provision (benefit) for income taxes	0.4%	1.8%	0.6%	0.5%
Income (loss) from continuing operations	0.6%	2.9%	0.9%	0.7%
Loss from discontinued operations, net of tax	(0.8)%	(1.9)%	(1.0)%	(1.2)%
Net income (loss)	(0.2)%	1.0%	(0.1)%	(0.5)%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Revenues. Net revenues decreased $7.7 million, or 1.9%, from $407.9 million in the third quarter of fiscal 2012 to $400.2 million in the third quarter of fiscal 2013. The decrease was due to a 4.9% decrease in average student population during the period, partially offset by a 2.4% increase in average revenue per student.  At March 31, 2013, student population was 87,776 compared with 93,620 at March 31, 2012, a decrease of 6.2%. Total new student enrollments decreased 5.7% to 26,738 for the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $1.2 million, or 0.5%, from $242.5 million in the third quarter of fiscal 2012 to $243.7 million in the third quarter of fiscal 2013. As a percentage of net revenues, educational services expenses increased from 59.5% of revenues in the third quarter of fiscal 2012 to 60.9% of revenues in the third quarter of fiscal 2013. The increase was primarily due to an increase in bad debt expense. Bad debt expense increased to $13.7 million or 3.4% of net revenues for the third quarter of fiscal 2013 compared to $10.1 million or 2.5% of net revenues for the third quarter of fiscal 2012. Bad debt was unusually low in the third quarter of fiscal 2012, due to systems conversion issues.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased $1.9 million, or 4.9%, from $39.1 million in the third quarter of fiscal 2012 to $41.0 million in the third quarter of fiscal 2013. As a percentage of net revenues, general and administrative expenses increased from 9.6% of revenues in the third quarter of fiscal 2012 to 10.2% of revenues in the third quarter of fiscal 2013. The increase as a percentage of revenue is primarily due to an increase in professional services related to regulatory compliance.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $4.1 million, or 4.2%, from $98.7 million in the third quarter of fiscal 2012 to $102.8 million in the third quarter of fiscal 2013.  As a percentage of net revenues, marketing and admissions expenses increased from 24.2% of revenues in the third quarter of fiscal 2012 to 25.7% of revenues in the third quarter of fiscal 2013.  The increase as a percentage of revenue is primarily attributable to an increase in advertising costs.  The cost per new student enrollment increased $364 or 10.5% from $3,481 in the third quarter of fiscal 2012 to $3,845 in the third quarter of fiscal 2013.

Impairment and Severance Charges. We recorded severance charges of $1.3 million and $3.2 million, respectively, during the third quarters of fiscal 2013 and fiscal 2012.

Provision for Income Taxes. The effective income tax rate in the third quarter of fiscal 2013 was 37.7% as compared to 39.1% in the third quarter of fiscal 2012.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Net Revenues. Net revenues increased $25.0 million, or 2.1%, from $1,191.3 million in the first nine months of fiscal 2012 to $1,216.3 million in the first nine months of fiscal 2013. The increase was due to a 3.2% increase in average revenue per student during the period, partially offset by an approximate 1.8% decrease in average student population. At March 31, 2013, student population was 87,776 compared with 93,620 at March 31, 2012, a decrease of 6.2%. Total new student enrollments decreased 1.3% to 81,895 for the first nine months of fiscal 2013 when compared to the first nine months of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses increased $20.9 million, or 2.9%, from $722.9 million in the first nine months of fiscal 2012 to $743.8 million in the first nine months of fiscal 2013. As a percentage of net revenues, educational services expenses increased from 60.7% of revenues in first nine months of fiscal 2012 to 61.2% of revenues in the first nine months of fiscal 2013.  Bad debt expense increased to $50.6 million or 4.2% of net revenues for the first nine months of fiscal 2013 compared to $39.9 million or 3.3% of net revenues for the first nine months of fiscal 2012.  The increase in bad debt expense is primarily the result of a delay in processing Title IV funds associated with a student information system conversion and a process to consolidate institutions for purposes of reporting to ED.  The increase in bad debt was partially offset by a decrease in compensation expense as a percentage of revenue.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $4.8 million, or 3.7%, from $131.0 million in the first nine months of fiscal 2012 to $126.2 million in the first nine months of fiscal 2013. As a percentage of net revenues, general and administrative expenses decreased from 11.0% of revenues in the first nine months of fiscal 2012 to 10.4% of revenues in the first nine months of fiscal 2013. The decrease as a percentage of revenue is primarily due to continued cost savings measures.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $11.0 million, or 3.8%, from $293.0 million in the first nine months of fiscal 2012 to $304.0 million in the first nine months of fiscal 2013.  As a percentage of net revenues, marketing and admissions expenses increased from 24.6% of revenues in the first nine months of fiscal 2012 to 25.0% of revenues in the first nine months of fiscal 2013. The cost per new student enrollment increased $181 or 5.1% from $3,531 in the first nine months of fiscal 2012 to $3,712 in the first nine months of fiscal 2013.

Impairment and Severance Charges. During the first nine months of fiscal 2013 we incurred severance charges of $2.0 million. During the first nine months of fiscal 2012 we incurred an impairment charge of $7.1 million related to intangible assets and severance charges of $8.1 million.

Provision for Income Taxes. The effective income tax rate in the first nine months of fiscal 2013 was 38.6% as compared to 37.5% in the first nine months of fiscal 2012.

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

The following table summarizes the terms of the Credit Facility and its status as of March 31, 2013:

Borrowing limit	$145 million
Interest Rate	At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company’s Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings	$8.3 million.
Weighted Average Interest Rate	4.7%
Outstanding letters of credit	$23.9 million domestic, $4.7 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score. Subject to the disclosures in Note 12 to the attached condensed consolidated financial statements, as of March 31, 2013, we were in compliance with all of the covenants. Pending resolution of the issues disclosed in Note 12, we have engaged in discussions with the lenders on our Credit Facility and made certain arrangements with them.  On November 16, 2012, we agreed that no new credit extensions would be made under the credit agreement on or prior to January 7, 2013 without express written approval of the Required Lenders.  On January 16, 2013, we also agreed to enhanced monitoring and reporting procedures and that no new credit extensions would be made under the credit agreement on or prior to March 7, 2013 without express written approval of the Required Lenders.  On March 21, 2013, the Company agreed to the continuation of enhanced monitoring and reporting procedures and that no new credit extensions in excess of $40 million would be made under the credit agreement on or prior to May 10, 2013 without express written approval of the Required Lenders, and agreed to repay credit extensions as the Company’s cash position permits.

Working capital amounted to ($26.4) million as of March 31, 2013 and $72.2 million as of June 30, 2012 and the current ratio was 0.9:1 and 1.3:1, respectively. The decrease in working capital compared to June 30, 2012 is primarily due to the net repayment of cash borrowed, partially offset by the timing of cash receipts and payments.

Cash flows provided by operating activities amounted to $128.8 million in the first nine months of fiscal 2013 compared to $195.7 million provided by operating activities in the same period of fiscal 2012.  The decrease in cash provided by operating activities for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was primarily due to a decrease in cash provided by working capital of $54.9 million, and a decrease in income before depreciation, amortization, stock-based compensation, deferred taxes and impairment charges of $12.0 million.  Included within cash flows from operating activities are ($12.3) million and $6.8 million of net cash flows (used in) provided by operating activities related to discontinued operations for the nine months ending March 31, 2013 and March 31, 2012, respectively.

Cash flows used in investing activities of $40.2 million were comprised of net cash paid to acquire QuickStart of $11.6 million and capital expenditures of $28.6 million in the first nine months of fiscal 2013. During the same period of fiscal 2012, cash flows provided by investing activities were $8.3 million, which consisted of proceeds from the sale-leaseback transaction of $39.3 million, partially offset by capital expenditures of $31.0 million.  The capital expenditures in the first nine months of 2013 were primarily related to relocations, remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $35 to $40 million for fiscal 2013.

Cash flows used in financing activities in the first nine months of fiscal 2013 primarily related to net payments on debt and amounted to approximately $117.2 million compared to $231.6 million for the same period of fiscal 2012. The decrease in cash used in financing activities in the first nine months of fiscal 2013 compared to the same period last year was due primarily to an decrease in the net repayment of debt of $126.4 million, partially offset by a reduction in net proceeds from recourse sales of student loans to ASFG of $11.6 million.

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

In fiscal 2008, we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students who present higher credit risks (i.e. subprime borrowers). In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”), which specializes in subprime credit. Under this Genesis program we paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program we then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. Since initiation of the Genesis program, we have acquired all of the loans that have been originated. Therefore, we are exposed to any credit defaults by students but retain all amounts collected from the students under this program. We estimate loans funded under the Genesis discount loan program, net of refunds, were approximately $0.0 million and $48.4 million for the three and nine months ended March 31, 2012, respectively.  There have been no loans funded under the Genesis loan program during the fiscal year 2013.

On June 29, 2011, we entered into a loan origination agreement, as amended with ASFG, LLC (“ASFG”) for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775.0 million of new student loans through June 2015. Under this agreement, an unaffiliated bank will make private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, we completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $54.4 million and $150.8 million for the three and nine months ended March 31, 2013, respectively and $42.3 million and $81.1 million for the three and nine months ended March 31, 2012. Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $276.1 million.

This ASFG loan program has characteristics similar to the previous third party “discount loan” programs. As with the previous discount third party loan programs, under the ASFG program we pay a discount to ASFG for any loans purchased by ASFG and records the discount as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we will be obligated to purchase any of the student loans on which no payment has been made for over 90 days. We have applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse liability is established at the inception of the guarantee. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $38.3 million and $29.4 million as of March 31, 2013 and June 30, 2012, respectively. Upon recourse we will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse obligation. The net recourse obligation is in addition to the discount paid to ASFG and is based upon the ultimate anticipated loan performance under the ASFG program. The net recourse obligation consists of a receivable, pursuant to a backup loan agreement that will be paid to the Company as ASFG receives student payments in excess of the initial principal balance, less discount paid, and a liability, payable to ASFG equal to estimated future recourse loss, The receivable and recourse liability are reported as a net amount to reflect the legal right of offset.  The recourse obligation related to the loans funded under the ASFG program at March 31, 2013 was a net asset balance of $0.2 million, net of recourse paid. The recourse obligation related to loans funded under the ASFG program at June 30, 2012 was a net liability of $7.8 million, net of recourse paid.  The net recourse balance at March 31, 2013 and June 30, 2012 is recorded within prepaid assets and other current assets and accrued expenses within the condensed consolidated balance sheets, respectively.  We estimate loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

During the first quarter of fiscal 2012, we sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of March 31, 2013, we received an advance of $10.1 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $6.7 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of March 31, 2013 and June 30, 2012, ASFG had collected $7.4 million and $4.7 million, respectively, in payments related to this sale and the remaining obligation is approximately $2.7 million and $5.4 million, respectively.

During the fourth quarter of fiscal 2012, we sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of March 31, 2013, we received an advance of $7.5 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $17.5 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of March 31, 2013 and June 30, 2012 ASFG had collected $4.7 million and $0 million, respectively, in payments related to this sale and the remaining obligation is approximately $2.8 million and $7.5 million, respectively.

During the first quarter of fiscal 2013, we sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of March 31, 2013, we received an advance of $8.7 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $20.3 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of March 31, 2013 ASFG had collected $4.1 million in payments related to this sale and the remaining obligation is approximately $4.6 million.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $133.0 million and $79.7 million for the nine months ended March 31, 2013 and 2012, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $68.7 million and $34.7 million for the nine months ended March 31, 2013 and 2012, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $29.2 million and $0.5 million for the nine months ended March 31, 2013 and 2012, respectively.

Net revenues recognized related to the ASFG program have been $24.6 million and $70.5 million, net of discount expense for the three and nine months ended March 31, 2013, respectively,  and $1.0 million and $5.3 million for the three and nine months ended March 31, 2012, respectively; cash flows have been a net inflow of $38.4 million and $42.5 million for the nine months ended March 31, 2013 and 2012, respectively.

Included within the Condensed Consolidated Statement of Operations, under the caption “Other expense, net” for the three and nine months ended March 31, 2013,  is $6.4 million and $17.5 million, respectively associated with the notes program.  Included within the Consolidated Statements of Operations, under the caption “Other expense, net” for the three and nine months ended March 31, 2012 is $3.8 million and $6.5 million, respectively, associated with the student notes program.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $0.5 million and $1.0 million for the three and nine months ended March 31, 2013, respectively, and $0.2 million and $0.8 million for the three and nine months ended March 31, 2012, respectively, associated with the Genesis notes program.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. We defer and recognize program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three and nine months ended March 31, 2013, respectively, there was net other expense of $5.9 million and $16.5 million associated with the ASFG notes program.  For the three and nine months ended March 31, 2012, there was net other expense of $3.6 million and $5.7 million associated with the ASFG notes program.  Total program structuring and management fees paid to ASFG, over the life of the program, as of March 31, 2013 have been $16.7 million, of which $11.0 million are deferred as of March 31, 2013. Program fees paid to ASFG during the three and nine months ended March 31, 2013 are $0 million and $3.3 million.  Program fees paid to ASFG during the three and nine months ended March 31, 2012 are $0.8 million and $2.0 million, respectively.  Total program fees expected to be incurred over the program length are expected to be approximately $8.0 to $10.0 million per year in incremental cost above those historically incurred under the Genesis program.

Subject to the disclosure in Part II-Other Information, Item 1A. Risk Factors, regarding ED’s consideration of our composite score, we believe that our working capital, cash flow from operations and access to operating leases will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2013.

Update Regarding Regulatory and Accreditation Matters

Accrediting Agency Action - Probation, Show Cause Orders and other Oversight. An accrediting agency probation or show cause order may be issued based upon the agency’s concerns that an accredited institution may be out of compliance with one or more accrediting standards. Probation or show cause orders afford the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution. Institutions on probation or under show cause orders remain accredited while they are on probation or under show cause orders. The institutions can continue to enroll new students, and students at the affected institutions remain eligible to receive federal student financial aid.

On December 22, 2011, the Company received notification that at ACCSC’s November 2011 meeting it voted to direct the Company’s Everest Institute in Jonesboro, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC’s required student achievement outcomes and program advisory committee meetings standards.  ACCSC has since taken note of the ongoing, previously-disclosed investigation by the ED’s Office of Inspector General (“OIG”) related to the Jonesboro campus’s employment and placement rates reported to ACCSC, and the campus remains on show cause pending resolution of the OIG investigations. Since accreditation is required for an institution to be eligible to participate in the federal student financial aid programs, the failure by the Everest Institute in Jonesboro, GA to satisfactorily resolve its show cause action with ACCSC could cause that campus to lose its ability to participate in federal student financial aid programs. The failure by any significant number of the Company’s institutions to maintain accreditation could have a material adverse effect on the Company’s business, results of operations and financial condition.

Supplemental Accrediting Agency Reports. An accrediting agency may require an institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, typically retention, completion or graduate placement outcomes. This is commonly referred to as being on “reporting” status. As of March 31, 2013, thirty-five of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions’ students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall retention, completion or placement rates. We are working to improve the retention, completion and placement rates in the identified programs at these schools.

Program Reviews. From time to time certain of our institutions have been the subject of program reviews by ED and other agencies, including state agencies and guaranty agencies under ED’s prior FFELP program. ED’s program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open ED program reviews at the following stages: (i) Everest College Phoenix (“ECP”) has received program review reports and provided written responses regarding the site visits ED conducted at ECP in 2008 and 2010, but has not yet received final determinations with respect to either site visit, (ii) site visits occurred at the Company’s WyoTech Laramie, WY campus and its two additional locations in Blairsville, PA and Sacramento, CA in February 2012, ED has issued a program review report, the Company has submitted its response, and ED has issued a final determination letter imposing immaterial liabilities, (iii)  the Company’s Everest College campus in Springfield, MO and its additional location in Ontario Metro, CA has received a program review report and provided a written response regarding the site visits ED conducted in April 2012, and ED has issued final determination letters in which no liabilities were assessed, (iv)  the Company’s Everest College campus in Crosslanes, WV has received a program review report and provided a written response regarding the site visits ED conducted in April 2012, but ED has not issued a final determination letter, (v) the Company’s Everest College campus in Rochester, NY has received a program review report and provided a written response regarding the site visit ED conducted in April 2012, but ED has not yet issued a final determination, and (vi) ED conducted site visits at the Company’s campus in Largo, FL in August 2012, and its campuses in Pompano Beach, FL and Renton, WA in September 2012, but has not yet issued program review reports. The Company will continue to cooperate with ED in its ongoing reviews.

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

Additionally, guaranty agencies under the former FFEL Program have conducted approximately 10 site visits related to program reviews by those agencies in fiscal 2013.  The agencies have submitted initial findings to us related to nine of the site visits, and we have provided written responses to all of those findings.  One guaranty agency closed one of the program reviews without further action, and we are still awaiting the initial program review findings for the most recent site visit.  In the eight other guaranty agency program reviews where initial reports were issued and we have provided written responses, we have not yet received final program review determination letters.  In six of those program reviews, the guaranty agency has identified a finding related to the calculation of Return to Title IV (“R2T4”) and directed the Company to conduct extensive file reviews with respect to such finding. Specifically, the guaranty agency has asserted that where students failed modules within a diploma program, the school must extend the length of the payment period end date based on the student’s progress as of his or her withdrawal date for purposes of calculating the student’s R2T4.  We disagree with these findings based on the regulations in effect during the period covered by the reviews, and have sought review by ED to instruct the agency to close these findings without further action on the part of the institutions.  If we are unsuccessful in persuading ED or the guaranty agencies that our position is correct, we could be required to conduct extensive file reviews regarding these institutions and to make additional R2T4 payments with respect to students who withdrew from school during the period who had failed courses prior to their withdrawal.  There can be no assurance that this matter will be resolved in our favor, and if we are required to make substantial R2T4 payments with respect to these institutions it could have a material adverse effect on the Company’s financial condition and results of operations.

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

Interest Rate Exposure. As of March 31, 2013, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $8.3 million and capital lease obligations of 12.4 million, and (ii) student notes receivable, net, in the aggregate amount of 94.3 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of March 31, 2013 was a deficit of CAD $37.3 million which includes borrowings outstanding under the credit facility of CAD $0.3 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company’s senior credit facility requires the Company to maintain a composite score of no less than 1.5. The Company has provided the correspondence between ED and the Company to its lenders. The Company continues to believe ED’s determination is incorrect.  But if the Company cannot persuade ED to reconsider its computation of the Company’s fiscal 2011 composite score, the lenders could consider the Company to be in default under the credit facility.  Pending resolution of this matter with ED, the Company has agreed to enhanced monitoring and reporting procedures with its lenders and has also agreed that no new credit extensions in excess of $40 million would be made under the credit agreement on or prior to May 10, 2013 without the express written consent of the Required Lenders, and the Company agreed to repay credit extensions as the Company’s cash position permits.

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

If we fail to maintain any of our institutions’ state authorizations, those institutions would lose their ability to operate in those states and to participate in Title IV programs.

Under the ED program integrity regulations, which were issued October 29, 2010 and became effective July 1, 2011, for an institution to be eligible to participate in the Title IV programs, it must not only be authorized by a state, but that state’s law must meet minimum requirements established by ED.  These minimum requirements include a satisfactory process for resolving complaints and an adequate state approval process. ED officials have recently indicated, at least preliminarily, that they do not believe that all state authorization requirements are sufficient authorization for Title IV purposes.  In particular, ED officials have questioned whether licensure obtained by means of accreditation is sufficient for Title IV purposes.  The Department recently reminded all institutions and state educational agencies that the deadline for all states to have sufficient processes in place is July 1, 2013.

Our Heald locations in California and Hawaii have historically been exempt from licensure either because no state statute required authorization, or because Heald was exempt from state licensure requirements due to its regional accreditation.  In addition to our Heald locations in California and Hawaii, the sufficiency of the state approvals in other states could be determined to be non-compliant with the federal state authorization requirements if ED deems these states’ oversight regimes do not meet minimum Department expectations. At this time, ED has not issued any official guidance as to whether these or other states authorization processes meet the regulatory requirements.  Absent an extension of the regulatory deadline by no later than June 30, 2013, states may have to adopt additional statutes or regulations in order to comply with the new state authorization regulations and thus for our campuses to remain eligible for Title IV funds in those states.  Legislation is pending in both the California and Hawaii legislatures that we believe is intended to comply with the new state authorization regulations and thereby assist institutions to remain eligible for Title IV funds in those states.  We have no assurance that these states will be willing or able to adopt such additional statutes or regulations, or that our institutions will be able to complete the approval process in those states in order to obtain state regulatory approval by June 30, 2013.  If these locations are unable to obtain state regulatory approval in a manner that satisfies ED’s regulations, our business would be adversely impacted, particularly in California, the state in which Heald conducts the majority of its business.  As ED has released no official guidance, the manner in which ED’s regulations will apply to our institutions in these states, and the impact of such regulation on our business, is uncertain.  If we are unable to operate in any state in which we derive significant revenue in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.

In addition, the program integrity regulations concerning state authorization formerly required, among other things, that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to ED upon request. On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the regulations requiring proof of state approval for online education programs on procedural grounds, and that ruling was later upheld on appeal. However, the courts also ruled that ED may elect to re-introduce this rule, and on April 16, 2013, ED indicated that it will initiate a rulemaking process to do so.

Pending rulemaking by ED could result in regulatory changes that could materially adversely affect our business.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. On April 17, 2013, ED published a notice in the Federal Register announcing its intent to establish a rulemaking committee to prepare proposed regulations under Title IV of the HEA. The topics for consideration by this negotiated rulemaking committee are: (i) cash management of funds provided under the title IV Federal Student Financial Aid programs; (ii) State authorization for programs offered through distance education or correspondence education; (iii) State authorization for foreign locations of institutions located in a State; (iv) clock-to-credit hour conversion; (v) gainful employment; (vi) changes made by the Violence Against Women Reauthorization Act of 2013 (VAWA Reauthorization), Public Law 113-4, to the campus safety and security reporting requirements in the HEA; and (vii) the definition of ‘‘adverse credit’’ for borrowers in the Federal Direct PLUS Loan Program.  We cannot predict the form of any final rules that may be adopted through this negotiated rulemaking process.  Compliance with any burdensome new regulations adopted by ED through this rulemaking process could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Mine Safety Disclosure

None

Item 5.           Other Information

None

Item 6.           Exhibits

(a) Exhibits:

Exhibit 10.1

Form of Employment Agreement by and between Corinthian Colleges, Inc. and each of the Named Executive Officers of Corinthian Colleges, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2013)

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

Exhibit 101

The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

April 30, 2013	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 30, 2013	/s/ ROBERT C. OWEN
Robert C. Owen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)