Form 10-K
period 2013-06-30
CORINTHIAN COLLEGES INC
filed 2013-09-03
CIK 1066134

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2013
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

         If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of December 31, 2012, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $208.0 million, based upon the closing sales price of the Common Stock as reported on Nasdaq National Stock Market on such date. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes. As of August 22, 2013, the number of outstanding shares of voting and non-voting common equity of the registrant was approximately 86,421,952.

CORINTHIAN COLLEGES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

  •
  the term "institution" means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education, which we sometimes refer to herein as the "ED." ED assigns each institution an identification number known as an "OPEID," or Office of Postsecondary Education Identification number, and the additional locations associated with the institution are included under the institution's OPEID. We use the terms "institution" and "OPEID" interchangeably herein. As of June 30, 2013, we operated 37 separate OPEIDs (plus 0 OPEIDs in discontinued operations); and

  •
  our fiscal year ends on June 30; references to fiscal 2013, fiscal 2012 and fiscal 2011 and similar constructions refer to the fiscal year ended on June 30 of the applicable year.

        This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are used under the captions "Business," "Governmental Regulations and Financial Aid," "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under the caption "Risk Factors." These forward-looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

        During fiscal year 2013, the Company completed the teach-out of its Arlington, VA; Decatur, GA; Milwaukee, WI; Hialeah, FL; London, Ontario (Canada) and Thunder Bay, Ontario (Canada) campuses.

        Additionally, in fiscal year 2013, the Company completed the sale of the four Everest schools located in San Francisco, CA; San Jose, CA; Hayward, CA; and Los Angeles, CA (the "CA Sale Schools") (See Note 6—Business Acquisitions and Dispositions for further details). The CA Sale Schools were put into discontinued operations in fiscal year 2012.

        During fiscal year 2012, the Company announced that the two WyoTech schools located in Sacramento, CA and Daytona Beach, FL were available for sale. As of June 30, 2013, the campuses were not sold. As a result of the lack of acceptable offers, the Company decided to continue operations in Daytona Beach, FL, and the Company taught-out the Sacramento, CA campus.

        The Company had no significant continuing involvement with these locations after the respective sale or teach-outs were completed. The results of operations for the sale or teach-out schools are reflected within discontinued operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated. Daytona Beach, FL results are reflected within continuing operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated.

        During fiscal year 2012, the Company completed the teach-out of the Ft. Lauderdale, FL and Chicago, IL campuses. Accordingly, the results of operations of these campuses are reflected within discontinued operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated.

        During fiscal year 2011, the Company completed the teach-out of its Fife, WA and Toronto (Central), Ontario campuses. Accordingly, the results of operations of these campuses are reflected as discontinued operations in our Consolidated Statements of Operations for all periods presented, unless otherwise stated.

        The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2013, are incorporated by reference into Part III of this report.

PART I

ITEM 1.    BUSINESS

  Overview

        Our Company is one of the largest for-profit post-secondary education companies in the United States and Canada, serving the large segment of the population seeking to acquire career-oriented education. As of June 30, 2013, we had a student enrollment of 81,284 and operated 97 schools in 25 states, and 14 schools in the province of Ontario, Canada. We offer a variety of diploma programs and associate, bachelor's and master's degrees through a single operating segment (refer to Note 1 of the accompanying consolidated financial statements for more information). Our training program areas include healthcare, criminal justice, business, mechanical, trades, and information technology.

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

        Historically, we have grown our business through acquisitions as well as through organic growth. Organic growth consists of opening new branch campuses, remodeling, expanding or relocating existing campuses and expanding the number of programs at existing campuses. Since the Company's formation in 1995, we have acquired 76 colleges including the Heald acquisition and we have opened 35 branch campuses (net of closures, discontinued operations, and consolidations).

  Operating Strategy

        Key elements of our operating strategy include the following:

        Emphasize Student Outcomes.    We believe that helping our students achieve positive outcomes is best for the student, and critical to our long-term success. Accordingly, we devote substantial resources to maintaining and improving student completion and placement rates. We have implemented a variety of student service programs, including orientation and tutoring, academic advising, ride-sharing and referral programs, all of which are designed to help students complete their programs, graduate and achieve their career goals. We use a curriculum development team comprised of campus representatives, corporate program directors, instructional design professionals, and textbook publishers. For each program area, each campus also uses advisory boards comprised of local business professionals to help ensure that its curricula meet employer requirements. We also maintain full-time career services personnel at our schools who are responsible for helping our students and graduates obtain employment. The career services department identifies prospective employers, helps students prepare resumes, conducts practice interviews, establishes externship programs and tracks graduate placement success. We have also implemented a student preparedness program that is designed to teach students the soft skills they will need to portray themselves as professional and responsible in job interview and workplace settings.

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

        Manage School and Program Performance.    We routinely review our schools in terms of student outcomes and financial and operational performance. When a school falls below standard and is not expected to achieve satisfactory performance within a reasonable period of time, we either teach-out (close) the school or put the school up for sale. In fiscal 2013, we identified four under-performing campuses that have been taught out. In addition, we regularly review programs offered at our campuses and online to ensure that our student completion and graduate placement standards are being met. Programs are taught out which do not meet outcomes standards and do not have a reasonable expectation of improvement.

        Standardize Key Business Processes.    To help ensure operational efficiency and a consistent student experience across our system of campuses, we are currently standardizing key business processes. Thus far, we have implemented a common student information system (CampusVue), a standard admissions and student finance process and we have brought in-house certain financial aid processing and cohort default prevention functions that have historically been performed by external vendors.

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

        Local school administrators retain control of the day-to-day operations of their individual schools. Local school administrators are assisted by and receive oversight from regional vice presidents and division presidents and their respective support teams. The campus support center management team controls key operational functions such as curriculum development, accreditation and licensing, accounting, information technology, student financial services management, marketing, staff training, call centers, legal, treasury, internal audit, human resources, payroll, purchasing, public relations, government affairs and real estate. We believe the allocation of responsibilities between the field operations and the campus support center allows us to achieve significant operating efficiencies.

  Growth Strategy

        Our growth strategy consists of the following elements:

  Enhance Growth at Existing Campuses

        Integrated and Centralized Marketing Program.    We employ an integrated marketing program that includes direct response advertising delivered through the Internet, television, newspaper, and direct mail. A professional staff at our campus support center manages the overall marketing program. The effectiveness of our marketing campaigns depends on timely and accurate tracking analysis and processing of inquiries from potential students.

        Launching New Programs.    During fiscal 2012 we developed several new diploma-level programs in the disciplines of healthcare, criminal justice, business and IT. We based our selection of new programs on several factors, including the student value proposition, current and projected labor market demand, facility capacity and operational capabilities. In fiscal 2013 we implemented 68 programs at 31 schools. We expect to continue the implementation of these programs in fiscal 2014 and beyond.

        Maximizing Core Programs.    We maximize the adoption of core curricula across our network of schools in such disciplines as healthcare, trades, criminal justice, and business. We have developed detailed, campus-based plans that take into account each school's program mix, facility capacity and current and projected employer needs. In fiscal 2013, we implemented 20 core programs at 14 schools.

        Facilities Enhancement and Expansion.    We believe that modern and attractive facilities enhance the overall student learning experience. We remodel, expand and relocate our existing schools to ensure we have sufficient capacity to meet our expected enrollment demand, as well as to improve the location and appearance of our facilities. We expect to continue to systematically remodel and relocate selected schools within their respective markets. During fiscal 2013 we remodeled, relocated, or expanded 51 schools. As of June 30, 2013, the total square footage of all of our properties was approximately 5.3 million square feet.

  Establish Additional Locations

        Since our initial public offering in February 1999, we have opened 43 branch campuses, of which 35 remain a part of our operations. Opening new branch campuses allows us to enter new geographic markets, create additional capacity in existing markets and effectively leverage our infrastructure and our investment in curricula. In addition, students attending new campuses which are branched from existing campuses have immediate access to federal student financial aid programs. During fiscal 2013, we opened no branch campuses. We expect to open additional branch campuses over time, as warranted by market and other conditions.

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

        We enroll exclusively online students through our Florida-based Everest University and our regionally-accredited Everest College Phoenix in Arizona. Online degree programs are offered in business, criminal justice, criminal investigations, accounting, computer information science, and paralegal. In total, 19 accredited degrees are available exclusively online at the associate, bachelor's, and master's levels.

        Our online learning participation increased by approximately 11.6% to 477,700 course registrations in fiscal 2013. As of June 30, 2013, we offered 333 online courses. We served approximately 27,740 exclusively online students as of June 30, 2013.

  Make Strategic Acquisitions

        Since our founding in 1995, acquisitions have been part of our growth strategy. Of the 111 campuses operated as of June 30, 2013, 76 colleges have been acquired (net of closures, consolidations, or locations sold). To evaluate acquisition opportunities, we have established several criteria, such as scale, geography, program offerings, accreditation and selected financial measurements.

        In August 2012, Corinthian, through a wholly-owned subsidiary, purchased substantially all of the capital stock of QuickStart Intelligence Corporation ("QuickStart") pursuant to a Stock Purchase Agreement with all but one of QuickStart's stockholders for $13.3 million in cash, plus $1.6 million for QuickStart's positive working capital at closing. The Company completed the acquisition of QuickStart's remaining capital stock through a statutory merger with one of Corinthian's wholly-owned subsidiaries during the quarter ended September 30, 2012. Corinthian paid the purchase price with existing cash and borrowings under its credit facility.

        QuickStart is a corporate training company that provides short-term instruction to IT professionals in Microsoft, Cisco and other software. We adopted QuickStart's courses into certain of our existing colleges to provide additional sources of non-Title IV revenue to assist in compliance with ED's 90/10 rule.

        We expect to continue pursuing strategic acquisitions as part of our growth strategy. In addition to acquisition-related activity, we have developed an in-house capability to pursue other business development opportunities. In particular, we are focused on developing other federal sources of revenue outside of Title IV. Such sources include programs sponsored by the Department of Defense and the Department of Labor.

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

        Our diploma curricula includes the following core programs: medical assisting, medical insurance billing and coding, massage therapy, dental assisting, pharmacy technician, medical administrative assisting, surgical technology, automotive and diesel technology, HVAC, plumbing, electrical, and licensed practical nursing. Our core degree curriculum includes business administration, accounting, paralegal, criminal justice, medical assisting, and registered nursing. At our Everest locations in Florida, Phoenix, AZ, Mesa, AZ, Springfield, MO and Ontario Metro, CA, some of our associate degree programs also articulate into a bachelor's degree in the same course of study. Master's degrees are also offered at Everest Florida in business administration and criminal justice.

        Diploma programs are generally designed to have a duration of approximately 8-12 months, depending on the course of study. Associate degree programs are generally designed to have a duration of approximately 24-28 months, bachelor's degree programs are generally designed to have a duration of approximately 48 months and master's degree programs are generally designed to have a duration of approximately 21 months. As of June 30, 2013, approximately 39% of our students were enrolled in diploma programs, approximately 55% of students were enrolled in associate programs, approximately 5% of students were in bachelor's programs and approximately 1% of students were in master's programs.

        Additionally, we expect our acquisition of QuickStart to help our colleges adopt short-term courses (generally one week or less) targeted to IT professionals to prepare them to receive industry-recognized credentials and certifications.

        The following table reflects our schools, locations, date acquired or opened, principal curricula, institutional accrediting agency, and square footage as of June 30, 2013. In the table below, programs offered are designated as follows: healthcare (HC), business (B), information technology and electronics (IT), criminal justice (CJ), trades and transportation (T), and other miscellaneous programs (OTH)(1).

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest College, Alhambra, CA	1/1/1996	B, HC	ACCSC(4)	42,200
Everest College, Anaheim, CA	7/1/1995	CJ, HC	ACCSC	35,300
Everest College, Arlington (Mid Cities), TX	6/9/2003	B, CJ, HC	ACICS(3)	51,500
Everest College, Atlanta (Greenbriar), GA	11/15/2010	HC, B, CJ	ACCSC	43,200
Everest College, Aurora, CO	10/1/1996	B, CJ, HC	ACICS	33,000
Everest College, Bedford Park, IL	1/26/2011	HC	ACCSC	40,800
Everest College, Bremerton, WA	8/4/2003	B, HC	ACICS	19,000
Everest College, Burr Ridge, IL	7/2/2002	HC	ACCSC	29,500
Everest College, Chesapeake, VA	3/1/1999	B, HC, CJ	ACICS	39,300
Everest College, City of Industry, CA	10/1/2000	B, CJ, HC	ACCSC	39,400
Everest College, Colorado Springs, CO	10/1/1996	B, CJ, HC, IT, OTH	ACICS	30,500
Everest College, Dallas, TX	2/3/2003	B, CJ, HC	ACICS	45,800
Everest College, Everett, WA	8/4/2003	HC	ACICS	30,100
Everest College, Fort Worth, TX	8/24/2004	B, CJ, HC	ACICS	41,900
Everest College, Fort Worth (South), TX	3/22/2010	HC	ACICS	40,900
Everest College, Gardena, CA	1/1/1996	HC	ACCSC	32,600
Everest College, Henderson, NV	10/1/1996	HC, B, CJ	ACICS	46,500
Everest College, Kansas City, MO	1/27/2012	HC	ACICS	45,400
Everest College, Melrose Park, IL	2/24/2011	HC	ACCSC	43,000
Everest College, Merrillville, IN	2/1/2001	B, HC	ACCSC	48,100
Everest College, Merrionette Park, IL	10/19/2005	HC	ACICS	42,000
Everest College Phoenix, Mesa, AZ	11/15/2005	B, CJ, HC	HLC/NCA(5)	22,000
Everest College, Newport News, VA	10/1/1995	B, CJ, HC	ACICS	16,200
Everest College, North Aurora, IL	2/1/2005	B, HC, T	ACCSC	40,400
Everest College, Ontario Metro, CA	1/1/2001	B, CJ, HC	ACICS	40,800
Everest College, Ontario, CA	10/1/2000	B, HC	ACCSC	34,000
Everest College Phoenix, Phoenix, AZ	6/1/2000	B, CJ, HC	HLC/NCA	40,200

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Everest College, Portland, OR	10/1/1996	B, CJ, HC, IT, OTH	ACICS	36,600
Everest College, Renton, WA	7/1/1996	HC	ACCSC	34,900
Everest College, Reseda, CA	7/1/1995	HC	ACCSC	38,700
Everest College, Salt Lake City, UT	10/1/1996	HC, B, IT, CJ	ACICS	40,100
Everest College, San Bernardino, CA	7/1/1995	HC, B, CJ, T	ACICS	40,451
Everest College, Santa Ana, CA	9/20/2010	HC, B, CJ	ACICS	37,100
Everest College, Seattle, WA	8/4/2003	HC	ACICS	19,300
Everest College, Skokie, IL	5/1/2001	HC, B	ACCSC	36,100
Everest College, Springfield, MO	10/1/1996	HC, B, IT, CJ	ACICS	26,400
Everest College, St. Louis, MO	3/31/2005	HC, B	ACICS	40,000
Everest College, Tacoma, WA	8/4/2003	HC	ACICS	50,600
Everest College, Thornton, CO(2)	10/1/1996	HC, B, CJ	ACICS	25,900
Everest College, Torrance, CA	1/1/2000	HC	ACCSC	7,700
Everest College, Tyson's Corner, VA	6/2/2004	B, CJ, HC	ACICS	26,300
Everest College, Vancouver, WA	10/1/1996	HC, B, CJ, OTH	ACICS	32,800
Everest College, West Los Angeles, CA	10/1/2000	HC, CJ	ACCSC	31,300
Everest College, Woodbridge, VA	8/23/2012	HC	ACICS	35,400
Everest Institute, Austin, TX	10/2/2002	HC, T	ACCSC	51,900
Everest Institute, Bensalem PA	8/23/2011	HC	ACICS	42,500
Everest Institute, Brighton, MA	1/1/1996	HC	ACCSC	26,000
Everest Institute, Chelsea, MA	3/30/2004	HC	ACCSC	26,500
Everest Institute, Columbus, OH	9/7/2004	HC, B	ACCSC	28,300
Everest Institute, Cross Lanes, WV	7/1/1995	HC, IT	ACCSC	26,800
Everest Institute, Dearborn, MI	3/1/2001	HC	ACCSC	36,300
Everest Institute, Detroit, MI	12/23/2003	HC	ACCSC	24,400
Everest Institute, Eagan, MN	6/17/2004	HC	ACCSC	23,700
Everest Institute, Grand Rapids, MI	2/2/2001	HC, B	ACCSC	34,800
Everest Institute, Houston (Bissonnet), TX	6/30/2004	HC, IT, T	ACCSC	53,800
Everest Institute, Houston (Greenspoint), TX	1/1/2000	HC	ACCSC	27,600
Everest Institute, Houston (Hobby), TX	12/1/2001	HC	ACCSC	30,700
Everest Institute, Jonesboro, GA	4/1/2000	HC	ACCSC	30,100
Everest Institute, Kalamazoo, MI	2/1/2001	HC, B	ACCSC	28,400
Everest Institute, Kendall, FL	4/1/2002	HC, CJ, B	ACICS	33,000
Everest Institute, Marietta, GA	4/1/2000	HC	ACCSC	24,700
Everest Institute, Miami, FL	4/1/2002	HC, CJ, B	ACICS	47,100
Everest Institute, Norcross, GA	3/31/2003	HC	ACCSC	35,700
Everest Institute, Pittsburgh, PA	10/1/1996	HC, B, CJ, OTH	ACICS	39,100
Everest Institute, Rochester, NY	10/1/1996	B, IT, CJ, HC, OTH	ACICS	34,700
Everest Institute, San Antonio, TX	7/1/1995	HC, OTH, T	ACCSC	60,200
Everest Institute, Silver Spring, MD	2/8/2005	HC	ACICS	30,800
Everest Institute, South Plainfield, NJ	12/13/2005	HC	ACCSC	35,000
Everest Institute, Southfield, MI	1/1/1996	HC, IT	ACCSC	51,400
Everest Institute, Tigard, OR	8/4/2003	HC	ACICS	20,600
Everest University, Brandon, FL	10/1/1996	HC, B, IT, CJ	ACICS	49,400
Everest University, Jacksonville, FL	7/1/2000	HC, B, CJ	ACICS	47,600
Everest University, Lakeland, FL	10/1/1996	HC, B, IT, CJ	ACICS	30,400
Everest University, Largo, FL	10/1/1996	HC, B, IT, CJ	ACICS	41,200
Everest University, Melbourne, FL(2)	10/1/1996	HC, B, IT, CJ	ACICS	36,000
Everest University, Orange Park-Jacksonville, FL	3/3/2004	HC, B, CJ, T	ACICS	46,500
Everest University, Orlando (North), FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	55,300
Everest University, Orlando (South), FL	10/1/1996	HC, B, IT, CJ	ACICS	59,900
Everest University, Pompano Beach, FL	10/1/1996	HC, B, IT, CJ, OTH	ACICS	53,100
Everest University, Tampa, FL(2)	10/1/1996	HC, B, IT, CJ, T	ACICS	58,200
WyoTech, Blairsville, PA(2)	7/1/2002	T	ACCSC	261,200
Wyotech, Daytona Beach, FL	8/4/2004	T	ACCSC	92,400
WyoTech, Fremont, CA	8/7/2003	T	ACCSC	125,000
WyoTech, Laramie, WY	7/1/2002	T	ACCSC	397,100
WyoTech, Long Beach, CA	10/1/2000	T, HC	ACCSC	92,400
Heald College, Concord, CA	1/4/2010	HC, B, IT, CJ, OTH	WASC Sr.(6)	66,000

U.S. Schools and Colleges	Date Acquired/Opened	Principal Curricula	Accrediting Agency	Square Footage
Heald College, Fresno, CA	1/4/2010	HC, B, IT, CJ, OTH	WASC Sr.	59,200
Heald College, Hayward, CA	1/4/2010	HC, B, IT, CJ, OTH	WASC Sr.	58,000
Heald College, Modesto, CA	10/27/2010	HC, B, IT, CJ, OTH	WASC Sr.	33,400
Heald College, Rancho Cordova, CA	1/4/2010	HC, B, IT, CJ, OTH	WASC Sr.	52,100
Heald College, Roseville, CA	1/4/2010	HC, B, IT, CJ, OTH	WASC Sr.	50,000
Heald College, Salinas, CA	1/4/2010	HC, B, CJ, OTH	WASC Sr.	37,900
Heald College, San Francisco, CA	1/4/2010	HC, B, IT, CJ, OTH	WASC Sr.	51,800
Heald College, Milpitas, CA	1/4/2010	HC, B, IT, CJ, OTH	WASC Sr.	55,400
Heald College, Stockton, CA	1/4/2010	HC, B, IT, CJ, OTH	WASC Sr.	47,800
Heald College, Honolulu, HI	1/4/2010	HC, B, IT, CJ, OTH	WASC Sr.	57,100
Heald College, Portland, OR	1/4/2010	HC, B, IT, CJ, OTH	WASC Sr.	39,600
Campus Support Center Offices
Santa Ana, CA				200,200
Gulfport, MS				7,200
Tampa (Online), FL				114,600
Tampa (Student Finance), FL				14,500
Tampa (Regional), FL				5,800
Tempe (Online), AZ				65,600
Washington, DC				3,200
San Francisco, CA				17,300
Colorado Springs (Online), CO				93,600
New locations as of June 30, 2013 (unoccupied)
Sacramento (Heald Online), CA				26,300

Total Square Footage for U.S. Properties				5,079,651

Canadian Schools and Colleges	Opened/ Acquired	Principal Curricula	Accrediting Agency	Square Footage
Everest College of Business, Technology and Health Care, Barrie, Ontario	8/19/2003	HC, B, CJ, IT	ACICS	14,300
Everest College of Business, Technology and Health Care, Brampton, Ontario	8/19/2003	HC, B, CJ, IT, OTH	ACICS	16,500
Everest College of Business, Technology and Health Care, College Park, Ontario	8/19/2003	HC, OTH	ACICS	29,000
Everest College of Business, Technology and Health Care, Hamilton (Mountain), Ontario	8/19/2003	HC, CJ	ACICS	18,500
Everest College of Business, Technology and Health Care, Hamilton (City Center), Ontario	8/19/2003	B, HC, IT, CJ	ACICS	7,800
Everest College of Business, Technology and Health Care, Kitchener, Ontario	8/19/2003	B, HC, CJ, IT	ACICS	12,600
Everest College of Business, Technology and Health Care, Mississauga, Ontario	8/19/2003	HC, B, IT, CJ, OTH	ACICS	30,400
Everest College of Business, Technology and Health Care, Newmarket, Ontario	8/19/2003	HC, B, CJ, IT	ACICS	15,400
Everest College of Business, Technology and Health Care, North York Ontario	8/19/2003	HC, B, CJ, OTH	ACICS	18,000
Everest College of Business, Technology and Health Care, Ottawa (West-Nepean), Ontario	8/19/2003	HC, B, IT, CJ	ACICS	17,500
Everest College of Business, Technology and Health Care, Ottawa (East), Ontario	8/19/2003	HC, B, IT, CJ	ACICS	32,800
Everest College of Business, Technology and Health Care, Scarborough, Ontario	8/19/2003	HC, B, IT, CJ	ACICS	21,700

Canadian Schools and Colleges	Opened/ Acquired	Principal Curricula	Accrediting Agency	Square Footage
Everest College of Business, Technology and Health Care, Sudbury, Ontario	8/19/2003	B, HC, CJ, IT	ACICS	14,700
Everest College of Business, Technology and Health Care, Windsor, Ontario	8/19/2003	HC, B, CJ, IT	ACICS	12,400
Everest College Canada Campus Support Center	8/19/2003			5,400

Total Square Footage for Canadian Properties				267,000

Total Square Footage for All Properties				5,346,651

(1)
OTH means "Other" and includes programs such as travel and hospitality, video/film production, and other miscellaneous programs.

(2)
Indicates owned properties.

(3)
Accrediting Council for Independent Colleges and Schools.

(4)
Accrediting Commission of Career Schools and Colleges.

(5)
The Higher Learning Commission—A Commission of the North Central Association of Colleges and Schools.

(6)
The Senior College and University Commission of the Western Association of Schools and Colleges (WASC Sr.). On June 24th, 2013, ED approved WASC Sr. as the primary accreditor for Heald College. From July 3, 2012, when Heald College was granted initial accreditation by WASC Sr., to June 24, 2013, Heald College operated under dual accreditation along with the Accrediting Commission of Community and Junior Colleges of WASC (ACCJC).

  Marketing

        We employ a variety of methods to attract prospective students who will benefit from our programs and achieve success in their chosen careers. In fiscal 2013, we spent approximately $177.7 million or 11% of total revenue on advertising. The methods include a variety of direct response marketing techniques to generate inquiries from potential students. Our marketing department generated approximately 3.3 million inquiries in the United States and Canada in fiscal 2013, primarily through the Internet, television, direct mail, newspaper, and yellow pages. The effectiveness of these marketing campaigns is dependent upon timely and accurate tracking, analysis and processing of inquiries.

        Our external marketing agencies have access to our management information database and are provided with real time information on the effectiveness of individual campaigns. The agencies consult with our marketing department to adjust schedules and content for advertisements depending on our needs and the effectiveness of the particular advertisements. In fiscal 2013 approximately 58% of our new student enrollments were generated through the Internet; 19% were generated through referrals; 7% through television, newspaper and yellow pages; 1% were generated through direct mail; and 15% were generated through a variety of other methods.

  National Marketing

        We have consolidated multiple brand names to increase our company's overall visibility and gain the marketing efficiencies associated with national advertising. As of August 13, 2010 all of our schools operated under one of three national brands, Everest, WyoTech, or Heald. The Everest brand was developed by the Company, WyoTech is a well-established brand in automotive training, and Heald is a well-established brand with a long operating history in Northern California, Oregon and Hawaii. As of June 30, 2013, 94 out of 111 schools were operating under the Everest brand, 5 schools were operating under the WyoTech brand, and 12 schools were operating under the Heald brand.

  Admissions

        As of June 30, 2013, we employed approximately 1,919 admissions representatives who work directly with prospective students to facilitate the admissions process. These representatives interview and advise students interested in specific careers and are a key component of our effort to generate interest in our educational services. We conduct semi-annual student satisfaction surveys at our campuses in the United States in which students have consistently given high marks to our admissions personnel for helpfulness, courtesy and accuracy of information. Because our success is highly dependent on the efficiency and effectiveness of our admissions process, we invest considerable resources to train our admissions representatives in product knowledge, regulatory compliance, and customer service. We also employ various admissions supervisory and monitoring programs that help us promote compliance with both government regulations and our corporate policies.

  Career Services

        We view assisting our students to find employment after graduation as crucial to acheiving our mission of changing our students' lives. We maintain a career services department at each school, and, as of June 30, 2013, employed approximately 750 individuals in this capacity. We require our career services personnel to work with students from the time they begin their courses of study until they are successfully placed in jobs for which they are trained. Our career services departments assist students in preparing resumes, help them to develop a professional demeanor and other soft skills that are important in the workplace, conduct practice interview sessions, and identify prospective employers for graduates. Overall, we believe the efforts we devote to help our graduates find employment have achieved solid results in a difficult economic environment.

        Our colleges endeavor to obtain information regarding their students' employment following graduation. The reliability of that information depends, to a large extent, on the completeness and accuracy of the data provided to our colleges by graduates and their employers. Our career services personnel at each campus attempt to obtain employment verification documentation from employers or graduates. Additionally, a team at the campus support center conducts a verification process to assist in confirming the accuracy of the placement information gathered by our campuses by attempting to contact employers by telephone, and, if the employers cannot be reached, by attempting to contact the graduates themselves.

        Based on information received from employers and graduates, and the verification process described above, we believe that approximately 69% of our graduates in calendar year 2012 who were available for placement have been placed in a job for which they were trained by June 30, 2013. This percentage is calculated using the standards that our various accreditors require, subject to certain interpretive judgments discussed below and the adjustments necessary to report on a calendar year basis. For our Heald College and Everest College Phoenix campuses, whose regional accreditors do not require the colleges to maintain minimum placement standards, we reference the standards of one of our national accrediting agencies to calculate their respective placement rates for purposes of our own assessments.

        In calculating our placement percentage, the determination of whether an individual graduate has been placed in a job for which he or she trained is not always clear for reasons beyond job verification alone. For instance, our various accrediting agencies use different definitions for the concept of "placement" and "available for placement" and some of those definitions are imprecise. In addition, we have excluded from the calculation of students available for placement and the graduate placement rate those graduates who are continuing their education, are in active military service, or are deceased or disabled, and foreign students who are ineligible to work in the United States after graduation, where the applicable accrediting agency excludes these categories of graduates in defining the graduate cohort group.

  Tuition

        Tuition rates for our programs depend on the nature and length of the program. The chart below shows average tuition in fiscal 2013 for selected categories:

        Diplomas:

    Healthcare—$17,000

    Trades—$19,000

    Automotive/Diesel Technician—$24,500

    Associate degrees, ground schools—$40,000

    Associate degrees, online (full-time student)—$34,000

        In addition to tuition, students may be required to purchase textbooks and other supplies as part of their educational programs. We adjust tuition based on the market conditions at our individual schools. More detailed tuition information can be found, by program, on each school's website.

        If a student fails to complete the period of enrollment (such as a quarter, semester, academic year, or program), the institution may be required to refund tuition previously collected to the originating or disbursing agency or to the student directly, depending on the source of the funds. Refunds are calculated in accordance with the applicable federal, state, provincial and institutional refund policies.

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

        Campus support center personnel manage several key functions, including accounting, information technology, student financial services, financial aid, career services support, marketing, curriculum development, staff training, the call center, legal, treasury, internal audit, human resources, payroll, purchasing, real estate, and accreditation and licensing. Among the principal oversight functions performed by campus support center personnel (in cooperation with our division, region and college management) are the annual operating budget, strategic planning and forecasting processes. These processes establish goals for each college, assist in implementing strategies and establish performance expectations. Our senior management team monitors operating performance and profitability of each college and has established periodic communication with the college presidents to review key performance indicators such as student population, completion, career service success, student satisfaction, compliance, new student inquires, new enrollments and other operating results to determine the proper course of action.

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

  Competition

        The post-secondary education market in the United States, consisting of approximately 7,200 accredited institutions, is highly fragmented and competitive, with no institution having a significant market share. Many of the programs offered by our colleges are also offered by public and private non-profit institutions, as well as by many of the approximately 3,400 private, for-profit colleges and schools. The post-secondary education market in Canada is also highly fragmented. Typically, the tuition charged by public institutions is less than tuition we charge for comparable programs because public institutions receive state subsidies, donations and government research and other grants that are not available to our colleges. However, tuition at private non-profit institutions is often equal to or higher than the tuition charged at our colleges.

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

  Facilities

        Our campus support center office is located in Santa Ana, California and our 111 campuses, as of June 30, 2013, are located in 25 states and in the province of Ontario, Canada. Our campuses are generally equipped with classroom space, instructional labs, libraries, Internet access and other facilities.

        We actively monitor the capacity at our facilities and the expected facilities capacity required to accommodate campus growth initiatives. We provide for expansion and growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2009 through fiscal 2013, approximately 7% of the campuses have been relocated and substantially all campuses have been either expanded or remodeled. The following table reflects the number of campuses added and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended June 30 and has been updated to reflect solely continuing operations:

	2013(1)	2012(1)	2011(1)	2010	2009
Opened
Acquired	—	—	—	11	—
Branched	1	2	5	1	—
Campuses at year end	111	110	108	103	91
Relocated	—	1	1	1	5
Enlarged or remodeled	13	7	6	11	3

(1)
In fiscal 2013, we moved 6 schools into discontinued operations by teaching them out, and completed the sale of 4 schools that we had put into discontinued operations in fiscal 2012. In fiscal 2012, we moved 6 schools into discontinued operations by making the decision to sell them and discontinued operations at two additional campuses by teaching them out. Of the 6 schools we decided to sell in 2012, we sold only 4, closed another and decided to retain the last, resulting in an aggregate of 5 schools presented into discontinued operations in fiscal 2012.

        All but 4 of our facilities are leased. In addition, we lease our campus support center offices. Most of our leases have primary terms between 5 and 10 years with options to extend the lease, at our election.

  Management and Employees

        Our company is led by Jack D. Massimino, Chairman of the Board and Chief Executive Officer. He is assisted by the other executive officers of the Company: Kenneth S. Ord, Beth A. Wilson, William B. Buchanan, Stan A. Mortensen, Robert C. Owen and Robert D. Bosic. In addition to the executive officers, our management team includes other senior vice presidents and vice presidents who provide supervision of various functional areas and the presidents of our operating divisions.

        As of June 30, 2013, we had approximately 15,200 employees in the U.S. and Canada, of whom approximately 5,100 were part-time and approximately 1,000 were employed at or assigned to our campus support center.

  Faculty

        The faculty members at our colleges are industry professionals and hold appropriate credentials in their respective disciplines. The recruitment of faculty occurs at the campus level. Local leadership is charged with identifying and retaining faculty who possess the requisite academic and experiential qualifications to be successful in working with our students. Faculty are required and encouraged to pursue professional development activities to enhance their functional and classroom skills. We believe the skill and dedication of our faculty is critical to the academic and professional success of our students. As of June 30, 2013, we employed approximately 6,000 faculty in the United States and Canada, approximately 1,700 of whom were full-time employees. Faculty represents approximately 39% of our total employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the name, ages, titles and present and past positions of the persons serving as executive officers of the Company as of August 21, 2013, as well as other "significant employees" of the Company as defined under Item 401(c) of Regulation S-K:

Names	Ages	Positions
Jack D. Massimino	64	Chairman of the Board and Chief Executive Officer
Kenneth S. Ord	67	Executive Vice President and Chief Administrative Officer
Robert D. Bosic	48	Executive Vice President, Operations
Beth A. Wilson	61	Executive Vice President
William B. Buchanan	47	Executive Vice President, Marketing
Stan A. Mortensen	46	Executive Vice President, General Counsel and Corporate Secretary
Robert C. Owen	52	Executive Vice President and Chief Financial Officer

        Jack D. Massimino has served as Chairman of the Board from August 2008 through the present. He served as CEO of the company from November 2004 until July 2009, when he was named Executive Chairman of the Board. The board reappointed him CEO in November 2010. He has served on the board since 1999, and during his tenure he has been the Chair of the Audit Committee and a member of the Compensation Committee. Prior to joining our company as Chief Executive Officer in 2004, Mr. Massimino was retired and managed his personal investment portfolio. Previously, he was President and Chief Executive Officer of Talbert Medical Management Corporation, a publicly traded physician practice management company, from 1995 through late 1997. Prior to his association with Talbert, Mr. Massimino was Executive Vice President and Chief Operations Officer of FHP International Corporation, a multi-state, publicly-traded HMO, with revenues of approximately $4 billion at the time of his service. He also served in other executive positions after joining FHP in 1988, including Senior Vice President and Vice President, Corporate Development. Prior to such time, Mr. Massimino held other executive positions in the healthcare field starting in the mid-1970s. He received a Bachelor of Arts in Psychology from California Western University and earned a Master's Degree in Management from the American Graduate School for International Management.

        Kenneth S. Ord became our Chief Administrative Officer in December 2010. Mr. Ord served as Executive Vice President and Chief Financial Officer from February 2005 until September 2011. Mr. Ord brings more than 30 years of financial experience to his position from publicly traded companies in the healthcare, staffing services and automotive industries. Mr. Ord was the Chief Financial Officer at Alliance Imaging, Inc. from 1998 to 2004. Previously he was the Chief Financial Officer of Talbert Medical Management Corporation during 1997 and he was the Chief Financial Officer of FHP International Corporation from 1994 to 1997. Prior to his experience at FHP, Mr. Ord held several successively responsible positions at Kelly Services Inc, including Treasurer, Controller and Vice President Finance. He began his career at Ford Motor Company, working in various financial roles ranging from financial controls to profit analysis. Mr. Ord holds a Master's in Business Administration from Brigham Young University.

        Robert D. Bosic became Corinthian's Executive Vice President of Operations in January of 2011. Since June of 2009, Mr. Bosic served as Group and Division President for the West Division. He has been with Corinthian for eight years and held the position of Regional Vice President of Operations for the Southwest Region before being promoted to General Manager in 2008, when the Everest West Division was created. In addition, Mr. Bosic has served as Campus President at Everest Houston Greenspoint. Prior to joining Corinthian, Mr. Bosic spent 10 years in proprietary education. He has held campus-level and regional management positions at both publicly traded and non-profit companies focused on at-risk adolescents. Mr. Bosic has a Bachelor's of Science degree in Business from British American University, and Juris Doctorate from British American University.

        Beth A. Wilson has been employed by us since our inception in July 1995. She was promoted to Executive Vice President in July 2001 and oversees all operational support for accreditation and licensure, academic affairs and quality control, employer development and student outcomes, real estate, facilities and compliance. Previously, Ms. Wilson was Vice President of Operations from June 1998 to June 2001. Ms. Wilson was Regional Operations Director for Rhodes Colleges, Inc. from May 1997 to June 1998. From July 1995 to May 1997 she was Operations Director and Regional Operations Director for Corinthian Schools, Inc. Ms. Wilson was employed by National Education Centers, Inc. from 1991 to 1995, initially as Executive Director of its Capitol Hill campus, then as Area Operations Manager. From 1990 to 1991, she was Vice President, Branch Operations for National College. She was employed by United Education and Software from 1984 to 1990, initially as Executive Director of a business school, then as Group Manager for four to fifteen locations and finally as Vice President, Administration. She was Scholarship Administrator for National University from 1982 to 1984 and Assistant Director of American Business College from 1976 to 1981. Additionally, between 1999 and 2003, and again from July 2008 to June 2012, Ms. Wilson served as a Commissioner for ACCSC. Ms. Wilson earned a Master's of Business Administration from National University and a Bachelor of Arts degree from California State College, Sonoma.

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

        Robert C. Owen has served as our Executive Vice President and Chief Financial Officer since September 2011. Prior to his appointment to Chief Financial Officer, Mr. Owen served as our Executive Vice President and Chief Accounting Officer since July 2011. Prior to his appointment to Executive Vice President, Mr. Owen served as our Senior Vice President and Chief Accounting Officer since February 2005. He joined Corinthian in 2004 as Vice President and Controller, and has more than 25 years' experience in industry and public accounting. Previously, he served as Vice President, Controller for Princess Cruise Lines and as Assistant Controller for Royal Caribbean Cruises Ltd. Mr. Owen began his career at Deloitte & Touche, where he spent 11 years in successively responsible positions, both in the U.S. and Canada. Mr. Owen earned a B.B.A. degree in accounting from Florida Atlantic University. He obtained his license as a Certified Public Accountant in Florida in 1985 and as a Chartered Accountant in Ontario, Canada in 1994.

GOVERNMENTAL REGULATIONS AND FINANCIAL AID

U.S. Regulations

        Students attending our schools in the U.S. finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment), federal financial aid programs, and payment plans with the Company and/or loans from third parties.

        In connection with the receipt of federal financial aid by our students, we are subject to extensive regulation by governmental agencies and licensing and accrediting agencies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations issued thereunder by the Department of Education ("ED"), subject us to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal financial aid programs under Title IV of the HEA ("Title IV"). Under the HEA, regulatory authority is divided among each of the following components, which are referred to collectively as the "Triad": (i) the federal government, which acts through ED; (ii) the accrediting agencies recognized by ED; and (iii) state higher education regulatory bodies. Among other things, the HEA and ED regulations require each of our U.S. institutions to:

  •
  maintain a rate of default by its students on federally guaranteed loans that is below a specified rate;

  •
  limit the proportion of its revenue (on a cash basis) derived from the Title IV programs to less than 90 percent (the "90/10 Rule");

  •
  comply with certain financial responsibility and administrative capability standards;

  •
  prohibit the payment of certain incentives to personnel engaged in student recruiting, admissions activities or the award of financial aid;

  •
  achieve prescribed completion and placement outcomes for short-term programs; and

  •
  comply with complex rules regarding the administration of Title IV funds.

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

        In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. In May 2008, the U.S. Congress enacted the Ensuring Continued Access to Student Loans Act of 2008 which, among other things:

  •
  increased the annual and total amount of certain Title IV Program loans that students can receive;

  •
  expanded student eligibility for, and potentially increased the amount of funds available to fund grants under, certain Title IV Programs; and

  •
  expanded parent eligibility and created payment deferment options for parent loans under the Title IV Programs.

        In February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 ("American Recovery Act") that, among other things, further increased the annual amount of funds available to fund grants under the Pell program. In December 2011, the Consolidated Appropriations Act, 2012, was enacted, which eliminated the eligibility of students who lack a high school diploma or its equivalent to receive Title IV Program funds, and also changed the manner in which Pell Grants are calculated.

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

        ED regulations define an institution, which operates under an OPEID number, as a main campus and its additional locations, if any. As defined by ED, our main campuses that have additional locations in the U.S. are as follows:

Main Campus(1)	Additional Locations
Everest College, Seattle, WA	Everest College, Woodbridge, VA
Everest College, Tigard, OR
Everest College, Bensalem, PA
Everest College, Alhambra, CA	Everest College, Bedford Park, IL
Everest Institute, Chelsea, MA
Everest College, Bremerton, WA	Everest College, Everett, WA
Everest College, Tacoma, WA
Everest College, St. Louis, MO
Everest College, Colorado Springs, CO	Everest College, McLean, VA
Everest College, Fort Worth (South), TX
Everest College, Santa Ana, CA
Everest College, Gardena, CA	Everest Institute, Norcross, GA
Everest College, Ontario, CA	Everest Institute, Columbus, OH
Everest Institute, Jonesboro, GA
Everest College Phoenix, Phoenix, AZ	Everest College Phoenix, Mesa, AZ
Everest College, Portland, OR	Everest College, Vancouver, WA
Everest College, Dallas, TX

Main Campus(1)	Additional Locations
Everest Institute, Silver Springs, MD
Everest College, Renton, WA	Everest Institute, Houston (Bissonnet), TX
Everest College, Reseda, CA	Everest Institute, Atlanta (Greenbriar), GA
Everest Institute, Marietta, GA
Everest College, Salt Lake City, UT	Everest College, Fort Worth, TX
Everest College, Skokie, IL	Everest College, Burr Ridge, IL
Everest College, Melrose Park, IL
Everest College, Springfield, MO	Everest College, Ontario Metro, CA
Everest College, Thornton, CO	Everest College, Aurora, CO
Everest Institute, Brighton, MA	Everest College, North Aurora, IL
Everest Institute, Cross Lanes, WV	Everest Institute, Eagan, MN
Everest Institute, Grand Rapids, MI	Everest Institute, Kalamazoo, MI
Everest College, Merrillville, IN
Everest Institute, Newport News, VA	Everest Institute, Chesapeake, VA
Everest Institute, Rochester, NY	Everest College, Arlington (Mid-Cities), TX
Everest Institute, San Antonio, TX	Everest Institute, Houston (Greenspoint), TX
Everest Institute, Houston (Hobby), TX
Everest Institute, Southfield, MI	Everest Institute, South Plainfield, NJ
Everest Institute, Dearborn, MI
Everest Institute, Detroit, MI
Everest Institute, Austin, TX
Everest University, Largo, FL	Everest University, Lakeland, FL
Everest University, Jacksonville, FL
Everest University, Orlando (North), FL	Everest University, Melbourne, FL
Everest University, Orlando (South), FL
Everest University, Pompano Beach, FL	Everest College, Merrionette Park, IL
Everest College, Kansas City, MO
Everest University, Tampa, FL	Everest University, Brandon, FL
Everest University, Orange Park, FL
Heald College, San Francisco, CA	Heald College, Concord, CA
Heald College, Fresno, CA
Heald College, Hayward, CA
Heald College, Modesto, CA
Heald College, Rancho Cordova, CA
Heald College, Roseville, CA
Heald College, Salinas, CA
Heald College, Milpitas, CA
Heald College, Stockton, CA
Heald College, Honolulu, HI
Heald College, Portland, OR
WyoTech, Laramie, WY	WyoTech, Blairsville, PA
WyoTech, Long Beach, CA	Everest College, City of Industry, CA
Everest College, West Los Angeles, CA

(1)
The above list includes only those main campuses which have one or more branch locations.

        In June 2013, ED approved the merger of Heald's nine OPEIDs into a single OPEID, with Heald, San Francisco as the main and each of the other campuses as an additional location. Additionally, since January 2012 we have been working with ED, ACICS and numerous state regulators on a project to consolidate 6 additional OPEIDs into another OPEID. We received approval or acknowledgment for the consolidation from the requisite state regulators and ACICS in 2012, and submitted the application for consolidation to ED in May 2012. That application is still pending. If approved, this consolidation would simplify and centralize some of our reporting and compliance efforts, including a more unified accreditation schedule, fewer Title IV compliance audits, and simplified reporting obligations for these campuses. In addition, one of our objectives has been to blend institutions that have a higher percentage of funds derived from Title IV programs with other institutions that have a lower percentage of funds derived from Title IV programs. We believe this would help all of the combined institutions continue to comply with the 90/10 Rule and continue providing educational opportunities to all of their students. The planned consolidation, however, also entails certain risks, and would require us to place an even greater emphasis on our Title IV compliance, since a larger number of our campuses would be evaluated as a single institution and the continued Title IV eligibility of those campuses would depend on their compliance as a single institution.

        Although we would like to complete this consolidation as soon as possible, there is a risk that the consolidation will not be approved by ED. If ED approves the consolidation, and a material compliance issue is subsequently identified, there could be an adverse impact on the consolidated institution.

Increased Scrutiny of the Private, Post-Secondary Education Sector

        Over the past four years, ED, Congress, states, and accrediting agencies have increased their scrutiny and rulemaking focus on the private, post-secondary educational sector.

        On July 30, 2012, Chairman Tom Harkin and the Majority Staff of the Senate Health, Education, Labor, and Pensions Committee (the "HELP Committee") released a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success." While stating that for-profit colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions. The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services, and are responsible for high levels of student debt and loan defaults, among other things. The report called for increased disclosure of information about student outcomes at for-profit colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90/10 Rule to prohibit these institutions from receiving more than 85 percent of their revenues from federal funds, to prohibit the use of mandatory binding arbitration clauses in enrollment agreements, and other measures ostensibly to protect students and taxpayers. The report was a culmination of a series of hearings held by Chairman Harkin before the HELP Committee since June 24, 2010.

        Additionally, since October 2010 the Company has been contacted by attorneys general offices in the states of Florida, California, Massachusetts, New York, Illinois, Wisconsin and Minnesota. Each of those states' attorneys general office has requested from the Company, either through subpoenas, civil investigative demands, or informal requests, extensive documents regarding our business. In most of these states, we understand the attorneys general have been conducting broad inquiries into private sector education companies in their respective states, and not solely into the Company. We and other companies in the private education sector have also received civil investigative demands and subpoenas from the Consumer Financial Protection Bureau (the "CFPB") and the SEC regarding certain aspects of our business.

        We cannot predict the extent to which the Harkin report and these investigations will result in further investigations, legislation, rulemaking or other adverse actions affecting our participation in Title IV Programs or other aspects of our business. If any laws or regulations are adopted that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible or which otherwise materially change the way in which we do business, or if any material sanctions are proposed as a result of any of the investigations and reviews being conducted, our business could be adversely and materially impacted.

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

        Federal Student and Parent Loans.    ED's most significant forms of aid include loans to students and their parents through the FDL Program. FDL loans are made directly by the U.S. Government to students or their parents. The FDL program offers Federal Stafford, Federal Parent PLUS, Federal Grad PLUS and Federal Consolidation Loans. Prior to July 1, 2010, students attending Title IV eligible institutions could generally utilize loans made under the Federal Family Education Loan ("FFEL") Program in addition to FDL. The FFEL Program was eliminated in March 2010, and, after June 30, 2010 Stafford and PLUS Loans may only be made through the FDL program.

        Federal Stafford Loans ("Stafford Loans"), which may either be subsidized or unsubsidized, are loans made to our students directly from the federal government through the FDL program. Students who have demonstrated financial need may be eligible to receive a subsidized Stafford Loan, with ED paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. Students who do not demonstrate financial need may be eligible to receive an unsubsidized Stafford Loan. The student is responsible for the interest on an unsubsidized Stafford Loan while in school and after leaving school. Students who are eligible for a subsidized Stafford Loan may also be eligible to receive an unsubsidized Stafford Loan. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Students who are classified as independent, and dependent students whose parents are unable to obtain PLUS loans, can increase their borrowing limits and receive additional unsubsidized loans. The obligation to begin repaying federal loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in our institutions under the Stafford Loan programs in the 2012-2013 award year equaled approximately

52.3% of our U.S. net revenue (on a cash basis). Amounts received by students in our institutions under the PLUS program in 2012-2013 award year equaled approximately 2.2% of our U.S. net revenue (on a cash basis).

        Pell.    Pell grants are the primary component of the Title IV Programs under which ED makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. Amounts received by students enrolled in our institutions in the 2012-2013 award year under the Pell program equaled approximately 28.0% of our U.S. net revenue (on a cash basis).

        On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act, 2012 (Public Law 112-74) (the "Appropriations Act"). The Appropriations Act amended the HEA to reduce the income threshold for an automatic zero "expected family contribution" to $23,000 for the 2012-2013 award year for both dependent and independent students. The threshold for 2012-2013 was scheduled to be $32,000, but now is $23,000. For students whose families make between $23,000 and $32,000 per year, this has decreased the amount of Pell grants such students receive.

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

        FSEOG.    FSEOG awards are designed to supplement Pell grants for the neediest students. The availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 2012-2013 award year, our contribution was met by approximately $2.8 million in funds from our institutions, funds from state scholarships and grants, and funds from foundations and other charitable organizations. Amounts received by students in our institutions under the federal share (including the FSEOG match) of the FSEOG programs in the 2012-2013 award year equaled approximately 0.7% of our U.S. net revenue (on a cash basis).

        Perkins.    Perkins loans are made available to those students who demonstrate a financial need from a revolving account, 75% of which was initially capitalized by ED. Subsequent federal capital contributions, with an institutional contribution of one-third of the federal contribution, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 2012-2013 award year, the amount of Perkins loan repaid by former students totaled approximately $2.3 million.

        In the 2012-2013 award year we had no required matching contribution. The Perkins loans disbursed to students in our institutions in the 2012-2013 award year equaled approximately 0.1% of our U.S. net revenue (on a cash basis). Congress proposes to make major changes to the Perkins program. We cannot predict whether these proposals will be enacted and if they will be beneficial to our students.

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

ED Rulemaking

        The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. From 2009-11, the U.S. Department of Education ("ED") proposed and adopted changes to its regulations on the following subjects relating to Title IV Program Integrity: (i) Definition of High School Diploma for the Purpose of Establishing Institutional Eligibility to Participate in the Title IV Programs, and Student Eligibility to Receive Title IV Aid; (ii) Ability to Benefit; (iii) Misrepresentation of Information to Students and Prospective Students; (iv) Incentive Compensation; (v) State Authorization as a Component of Institutional Eligibility; (vi) Gainful Employment in a Recognized Occupation; (vii) Definition of a Credit Hour; (viii) Agreements Between Institutions of Higher Education; (ix) Verification of Information Included on Student Aid Applications; (x) Satisfactory Academic Progress; (xi) Retaking Coursework; (xii) Return of Title IV Funds: Term-based Programs with Modules or Compressed Courses; (xiii) Return of Title IV Funds: Taking Attendance; and (xiv) Disbursements of Title IV Funds. On October 29, 2010, ED published final rules on all 14 Title IV Program Integrity issues, with the exception of the final regulation establishing specific metrics to define "gainful employment." ED published final rules on the "gainful employment metrics" on June 13, 2011. We refer to the rules adopted by ED in 2010 and 2011 as the Program Integrity Regulations.

        Although the gainful employment requirements were scheduled to go into effect July 1, 2012, the U.S. District Court for the District of Columbia issued a decision on June 30, 2012 in a case captioned Association of Private Sector Colleges and Universities v. Duncan (the "APSCU case") that vacated most of the gainful employment requirements and remanded those regulations to ED for further action. On July 6, 2012, ED issued an electronic announcement acknowledging that the Court had vacated the quantitative gainful employment requirements (the repayment rate and debt to income measures) that would have gone into effect on July 1, 2012. ED also noted that institutions are not required to comply with related regulations relating to gainful employment reporting requirements and adding new educational programs, but are required to comply with requirements to disclose certain information about educational programs.

        After the Court vacated the gainful employment requirements (except for the disclosure requirements), the final Program Integrity Regulations that could have the most significant potential impact on our business are the following:

  •
  the disclosure requirements related to the gainful employment regulations;

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

  Gainful Employment

        Under the HEOA, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to "gainful employment in a recognized occupation." On June 13, 2011, ED issued final Program Integrity Regulations which were to have become effective on July 1, 2012, that set out certain quantitative requirements for a program offered by a private sector educational institution to comply with the gainful employment requirements. As noted above, most of those regulations were vacated in the APSCU case.

        The Court in the APSCU case did, however, leave the gainful employment disclosure requirements in place. These rules require proprietary postsecondary institutions to provide prospective students with each eligible program's recognized occupations, cost, completion rate, job placement rate and median loan debt of program completers beginning July 1, 2011. These disclosures have increased our administrative burdens and costs and could impact student enrollment. They could also result in increased litigation or arbitration claims and expenses if current or former students or regulatory authorities claim the disclosures are not accurate.

        In April 2013, ED announced a new negotiated rulemaking, scheduled for September and October 2013, which includes gainful employment as a topic for possible new regulations. ED held four public hearings in 2013 to solicit input from the public and has selected negotiators for the rulemaking session. If new regulations go into effect which are substantially similar to the rules vacated by the District Court in the APSCU litigation, certain of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics. If we are not able to offset the loss of any of our programs, the loss of students could have a material adverse effect on our student population, business, financial condition, results of operations and cash flows.

  Incentive Compensation

        A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The statutory language of this prohibition does not establish clear criteria for compliance in all circumstances, but between 2002 and June 30, 2011 there were twelve "safe harbors" that defined specific types of compensation that were deemed not to constitute impermissible incentive compensation. Until June 30, 2011, the Company relied on several of these safe harbors to ensure that our compensation and recruitment practices comply with the statutory prohibition. On October 29, 2010, ED issued final regulations that eliminated all twelve safe harbors, and in lieu of the safe harbors, took the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid—even adjustments to base salaries—is inconsistent with the incentive payment prohibition in the HEA. The final rule further expands the prohibition to individuals who have "responsibility for" recruitment or admission of students or making decisions about awarding Title IV program funds. ED states that an institution still will be able to make merit-based adjustments to employee compensation, but will not be permitted to consider or base compensation decisions directly or indirectly, in any part, on success in securing student enrollments, the award of financial aid, or institutional goals based on that success. As a result of the final regulations, which took effect July 1, 2011, we changed our evaluation and compensation practices for admissions and financial aid representatives and certain other employees. This could adversely affect our ability to compensate our admissions and financial aid representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

        In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a false claim. We have been the subject of at least three such qui tam lawsuits relating to our compensation practices, all of which that have been unsealed were initially dismissed at the district court level. The relator in one of the dismissed cases, the Lee case, appealed to the U.S. Ninth Circuit Court of Appeals, which reversed the district court's dismissal on August 8, 2011, and remanded the case to the district to permit the relators to amend their complaint. On December 15, 2011, the first amended Lee complaint was filed in U.S. District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLC, David Moore and Jack Massimino. The Company moved the U.S. District Court to dismiss the amended Lee complaint, and, on April 12, 2013, the District Court dismissed with prejudice the action in its entirety. The relators have appealed the dismissal to the U.S. Ninth Circuit Court of Appeal.

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

  State Authorization

        Under the ED Program Integrity Regulations which were issued October 29, 2010 and became effective July 1, 2011, for an institution to be eligible to participate in the Title IV programs it must not only be authorized by a state, but that state's law must meet minimum requirements established by ED. These minimum requirements include a satisfactory process for resolving complaints and an adequate state approval process. These rules were set to go into effect on July 1, 2013. However, in May 2013, ED announced a further delay until July 1, 2014 of the implementation of the state authorization regulations when an institution's state authorization does not meet the requirements by the implementation date of July 1, 2013. ED provided this further extension to qualifying institutions because several states notified ED that they needed additional time to develop or complete processes in order for some institutions to be able to comply with the state authorization provisions in the Program Integrity Regulations. To receive a further extension, an institution must obtain from the state an explanation of how an additional one-year extension will permit the state to modify its procedures to comply with ED's requirements.

        If when these rules become fully effective any of our locations are unable to obtain state regulatory approval in a manner that satisfies ED's regulations, our business would be adversely impacted. The manner in which ED's regulations will apply to our institutions, and the impact of such regulation on our business, is uncertain. If we are unable to operate in any state in which we derive significant revenue in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.

        In addition, the program integrity regulations concerning state authorization formerly required, among other things, that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to ED upon request. On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the Program Integrity Regulations requiring proof of state approval for online education programs on procedural grounds, and that ruling was later upheld on appeal. However, the courts also ruled that ED may elect to re-introduce this rule, and in April 2013, ED indicated that it will initiate a rulemaking process to do so.

  Other Regulations and Potential Impact

        In addition to the issues specifically addressed above, the final Program Integrity Regulations issued by ED on October 29, 2010 include provisions regarding the types of statements by an institution or parties related to an institution that constitute prohibited misrepresentation; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution's return of Title IV program funds; and certain other issues pertaining to a student's eligibility to receive Title IV program funds. We have modified many of our practices as a result of the final regulations issued on October 29, 2010. We cannot predict how all of the Program Integrity Regulations will be interpreted, and therefore whether we will be deemed to be in compliance with these requirements by regulators. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from ED may continue for an extended period of time. We cannot predict with certainty the impact that ED's new regulations will have on our operations. Uncertainty regarding, and compliance with, these regulations could reduce our enrollment, increase our cost of doing business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

        In April 2013 ED announced a new negotiated rulemaking which includes gainful employment as a topic for possible new regulations. ED held four public hearings in 2013 to solicit input from the public and has selected negotiators for the rulemaking session. The negotiating sessions are scheduled for September and October 2013. If new regulations go into effect which are similar to the rules vacated by the District Court in the APSCU litigation, certain of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics. If we are not able to offset the loss of any of our programs, the loss of students could have a material adverse effect on our student population, business, financial condition, results of operations and cash flows.

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

  Cohort Default Rates

        A significant requirement imposed by Congress is a limitation on participation in the Title IV Programs by institutions whose former students default on the repayment of federal student loans in excess of specified rates ("Cohort Default Rates"). Each "cohort" is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The Cohort Default Rate requirements were modified by the HEOA enacted in August 2008 to increase by one year the measuring period for each cohort. Accordingly, Cohort Default Rates now consist of those students who default on their federal student loans by the end of the second federal fiscal year following the federal fiscal year in which they enter repayment. Starting with the 2009 cohort, if an institution's three-year cohort default rate exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate, and may be also subject to provisional certification imposing various additional requirements for participation in Title IV Programs. Starting with the final three-year Cohort Default Rates for the 2011 cohort, expected to be published September 2014, the three-year rates will be applied for purposes of imposing sanctions, as follows:

  •
  Annual Rates above 40% for a Single Year.  If the three-year cohort default rate for any given year exceeds 40%, the institution will cease to be eligible to participate in Title IV Programs; and

  •
  Three consecutive years above 30%.  If the institution's three-year cohort default rate exceeds 30% (compared to the previous 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV Programs.

        Since the calculation of Cohort Default Rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors and servicers), as well as ED, the HEA provides a formal process for the review and appeal of the accuracy of Cohort Default Rates before ED takes any action against an institution based on such rates.

        In order to maintain acceptable Cohort Default Rates, we have implemented a cohort default prevention program that includes the following: a contact management system to assist in reaching students who are no longer in school; an internal department focused primarily on early stage delinquencies; an expanded program of entrance and exit counseling and financial literacy training for current students; and the use of outside firms and internal resources to reach borrowers and assist them in contacting their lenders and getting help with alternatives to default, including income-based repayment, deferral and forbearance.

        Draft Cohort Default Rates are published by ED approximately six months after the end of the measuring period, and final rates are usually published approximately 12 months after the end of the measuring period. Thus, on March 25, 2013, the Company received draft three-year Cohort Default Rates from ED for students of the Company's institutions who entered repayment during the federal fiscal year ending September 30, 2010 (the "2010 Cohort"), measured over three federal fiscal years of borrower repayment. The weighted average of the Company's institutions was 19.0%, a 9.0 percentage point decrease from the 28.0% weighted average for the three-year measurement of the 2009 Cohort. For the 2010 Cohort, none of our institutions exceeded the 30% default threshold.

        The Company's institutions also continue to be measured under the prior two-year measurement period through the cohort of students who entered repayment during the federal fiscal year ending September 30, 2011 (the "2011 Cohort"). However, since none of the Company's institutions exceeded the applicable 25% default threshold for the 2010 Cohort or the 2011 Cohort (the draft results of which the Company received in March 2013), the Company will no longer report on these two-year repayment results.

        The following table sets forth the draft Cohort Default Rates for the 3-year measurement period for our institutions included within total operations of the Company as of June 30, 2013 in the U.S. for federal fiscal years 2010 and 2009:

Institution	2010(2)	2009
Everest College, Seattle, WA (Fife and Vancouver, WA, and Tigard, OR)(1)	15.5%	21.7%
Everest College, Alhambra, CA (Everest Institute, Chelsea, MA)(1)	20.9%	28.6%
Everest College, Anaheim, CA	24.6%	25.5%
Everest College, Colorado Springs, CO (McLean, VA)(1)	18.0%	28.0%
Everest College, Gardena, CA (Everest Institute, Norcross, GA)(1)	18.0%	25.5%
Everest College, Henderson, NV	21.2%	31.7%
Everest College, Ontario, CA (Columbus, OH and Jonesboro, GA)(1)(3)	19.3%	31.3%
Everest College Phoenix, Phoenix, AZ (Mesa, AZ)(1)	19.5%	29.6%
Everest College, Bremerton, WA (Everett, and Tacoma, WA and St. Louis, MO)(1)	17.1%	25.0%
Everest College, Portland, OR (Vancouver, WA, and Dallas, TX; Everest Institute, Silver Spring, MD)(1)(3)	18.5%	31.6%
Everest College, Renton, WA (Lynnwood, WA; Everest Institute, Bissonnet, TX)(1)(3)	20.2%	37.0%
Everest College, Reseda, CA (Marietta, GA)	19.2%	26.6%
Everest College, Salt Lake City, UT (Fort Worth, TX)(3)	17.1%	30.0%
Everest College, San Bernardino, CA(3)	23.1%	32.6%
Everest College, Skokie, IL (Burr Ridge, IL)(1)	16.4%	24.7%
Everest College, Springfield, MO (Ontario Metro, CA)(1)(3)	18.3%	31.5%
Everest College, Thornton, CO (Aurora, CO, and Arlington, VA)(1)(3)	18.6%	34.9%
Everest College, Torrance, CA	17.8%	20.4%
Everest Institute, Brighton, MA (Everest College, North Aurora, IL)(1)	19.1%	28.1%
Everest Institute, Cross Lanes, WV (Dekalb, GA and Eagan, MN)(1)	19.0%	29.5%
Everest Institute, Grand Rapids, MI, (Kalamazoo, MI, and Everest College, Merrillville, IN)(1)	16.5%	26.3%
Everest Institute, Kendall, FL (Ft. Lauderdale, FL)(1)	20.0%	24.3%
Everest Institute, Miami, FL (Hialeah, FL)(1)(3)	19.4%	30.3%
Everest Institute, Newport News, VA (Chesapeake, VA)(1)(3)	16.5%	33.1%
Everest Institute, Pittsburgh, PA	14.1%	28.6%
Everest Institute, Rochester, NY (Everest College, Arlington (Mid Cities), TX)(1)(3)	16.9%	32.9%
Everest Institute, San Antonio, TX (Greenspoint, and Hobby, TX)(1)(3)	23.6%	36.8%
Everest Institute, Southfield, MI (Dearborn and Detroit, MI, Austin, TX, and South Plainfield, NJ)(1)(3)	19.7%	30.7%
Everest University, Largo, FL (Lakeland and Jacksonville, FL)(1)	21.7%	29.7%
Everest University, Orlando (North), FL (Orlando (South), and Melbourne, FL)(1)(3)	22.2%	31.3%
Everest University, Pompano Beach, FL (Everest College, Merrionette Park, IL)(1)	19.0%	26.8%
Everest University, Tampa, FL (Brandon and Orange Park, FL)(1)	23.2%	28.1%
Heald College, San Francisco, CA (Portland, OR and Honolulu, HI)(1)(4)	8.8%	12.6%
Heald College, Rancho Cordova, CA(4)	11.5%	10.9%
Heald College, Fresno, CA(4)	9.7%	14.2%
Heald College, Hayward, CA(4)	8.0%	7.1%
Heald College, Concord, CA(4)	9.2%	11.2%
Heald College, Roseville, CA(4)	9.0%	12.7%
Heald College, Milpitas, CA(4)	8.8%	11.8%
Heald College, Stockton, CA(4)	11.5%	13.2%
Heald College, Salinas, CA(4)	13.7%	15.4%
WyoTech, Daytona Beach, FL(3)	18.5%	32.8%
WyoTech, Fremont, CA (Oakland, CA)(1)(3)	21.9%	31.7%
WyoTech, Laramie, WY (Sacramento, CA and Blairsville, PA)(1)	14.2%	19.2%
WyoTech, Long Beach, CA (Everest College, West Los Angeles and City of Industry, CA)(1)(3)	24.8%	36.2%
Consolidated Average Cohort Default Rate	19.0%	28.0%

(1)
Indicates additional locations wherein the Cohort Default Rates are blended with the main campus.

(2)
Rates are based on the draft Cohort Default Rates issued in March 2013, and are subject to change when final rates are calculated.

(3)
Indicates an institution with an open appeal pending with ED on the 2009 rates. If appeals are successful rates could improve from what is shown above.

(4)
These institutions have been merged and become branches of Heald, San Francisco effective June 21, 2013. All subsequent open cohort default period rates will be reported reflecting this revised structure. If the institutions had been merged at the time the above rates were reported the combined rate would have been 9.7% and 12.0% for 2010 and 2009, respectively.

        In addition, if an institution's Cohort Default Rate for loans under the Perkins program exceeds 15% for any one of the most recent three federal award years (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to three award years. Eleven of our institutions had Perkins program Cohort Default Rates in excess of 15% over one of the last three federal award years. For students who were scheduled to begin repayment in the 2010-11 federal award year, the most recent year for which such rates have been calculated, four of our institutions had a Perkins program Cohort Default Rates slightly in excess of 15%. Of the eleven, only two have provisional certification status which was due to a high Perkins Cohort Default Rate. During fiscal 2013, Perkins loans amounted to a very small percentage of the total cash revenues of the Company and we have therefore made the decision to liquidate ten campus portfolios. Perkins loans are still a useful funding source for the remaining institutions. Of those campuses that remain, the Perkins program Cohort Default Rates generally range in the mid-teens. Historically, provisional certification due to excessive Perkins program Cohort Default Rates has not had a material adverse effect on our business.

        If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high student loan default rates, it could have a material adverse effect on our business.

  The "90/10 Rule"

        Under a provision of the HEA commonly referred to as the "90/10 Rule," a private, for-profit institution, such as each of our institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 90% of its revenue was derived from the Title IV Programs. Prior to the enactment of the HEOA, any institution that violated the 90/10 Rule immediately became ineligible to participate in the Title IV Programs and was unable to apply to regain its eligibility until the following fiscal year. Under the HEOA, an institution will not become ineligible until it has exceeded the 90% maximum for two consecutive fiscal years. These changes will afford our institutions additional flexibility in meeting the 90/10 Rule. The legislation, however, also provides that institutions that exceed the 90% limit may be placed on provisional certification and be subject to additional monitoring, and those that violate the 90/10 Rule will be ineligible for two fiscal years before they regain eligibility.

        Our institutions derived between 57.1% and 93.1% of their revenues (on a modified cash basis) from Title IV programs. Two of our total 37 institutions (after giving effect to the merger of nine Heald OPEIDs into one in June 2013) exceeded the 90% threshold in fiscal 2013, Everest Institute in Crosslanes, WV at 93.1% and Everest Institute in Kendall, FL at 92.8%. Combined, these institutions had 521 students at June 30, 2013. In August 2013 we notified ED that these two institutions had 90/10 rates above 90% for the 2013 fiscal year.

        Additionally, two of our institutions exceeded the 90% threshold in fiscal 2012, Everest College Phoenix ("ECP") and Everest University in Tampa, FL, but these institutions did not exceed the 90% threshold in fiscal 2013. An OPEID must exceed the 90% threshold for two consecutive years before it loses access to Title IV funding.

        The four institutions that exceeded the 90/10 Rule limit for fiscal years 2012 and 2013 are now considered, under ED regulations, to be certified on a provisional basis for two years and will be subject to possible additional ED sanctions. While ED has broad discretion to impose additional sanctions on these institutions, there is limited precedent to anticipate what those sanctions might be, particularly in the current regulatory environment. ED could specify a wide range of additional conditions as a part of the provisional certification and the institutions' continued participation in Title IV Programs. When an institution is subject to provisional certification at the time that its program participation agreement expires, ED also has greater discretion in considering the conditions to attach if it recertifies such institution. Any of our institutions that derives more than 90% of its revenue from Title IV Programs for two consecutive fiscal years will be ineligible to participate in Title IV Programs for at least two fiscal years. The Company as a whole derived approximately 84.8% of its net U.S. revenue (on a modified cash basis) from Title IV Programs.

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

        On August 16, 2013, we received a letter from ED regarding its review of the Company's composite score for the fiscal years ended June 30, 2011 and June 30, 2012 (the "ED Letter"). The ED Letter stated that ED had determined the Company's composite scores for fiscal 2011 and fiscal 2012 were 0.9 and 1.5, respectively, and that the Company would not be required to post a letter of credit with respect to the composite score below 1.0 in fiscal 2011.

        In its calculations, ED treated the Company's fiscal year 2011 goodwill impairment charge of $203.6 million as an ordinary operating expense, which substantially decreased income and reduced the Company's overall composite score for the fiscal year ended June 30, 2011 by 1.1 points. The Company continues to believe this treatment of goodwill impairment is inappropriate, as ED regulations require the exclusion of goodwill as an asset in the composite score calculations. In support of its position, the Company provided substantial correspondence to ED detailing its arguments regarding the appropriate treatment of the goodwill impairment charge, including substantive letters from two highly regarded accounting experts. In the ED Letter, ED notes its receipt of this correspondence, but was not persuaded to change its position. The Company continues to disagree with this aspect of ED's determination.

        As previously reported, in a letter from ED to the Company received November 1, 2012, ED also took the position that $5 million the Company had posted as security deposits with landlords should have been characterized as intangible assets. ED has considered the Company's arguments and information provided and removed this adjustment from the Company's composite score analysis for fiscal 2011.

        In addition, ED excluded from long-term debt $43 million the Company borrowed under its long-term revolving credit facility at the end of fiscal 2011 in calculating the Company's composite score for the fiscal year ended June 30, 2011. ED characterized the borrowing as a questionable accounting treatment used to beneficially distort the Company's financial condition. The Company disagrees with this determination. All borrowings at June 30, 2011 were properly recorded in the Company's June 30, 2011 audited Consolidated Balance Sheet as long-term debt in accordance with generally accepted accounting principles. Therefore, the borrowing should be treated as long-term debt for purposes of its composite score calculation. Further, the Company believes the presence and use of its revolving credit facility helps demonstrate that the Company has the financial resources and liquidity to meet its operational needs.

        With respect to the Company's composite score for the fiscal year ended June 30, 2012, ED determined that the Company's composite score was 1.5. However, ED advised that it is continuing to review the portion of the Company's long-term debt balance at June 30, 2012 relating to "$16.3 million in Borrowings Under Student Notes Receivable Sale Agreement" as described in Note 6 to the Company's 2012 audited financial statements. (The Company notes that the gross amount of "Borrowings under student notes receivable sale agreement" in Note 6 of the Company's 2012 audited financial statements is actually $13.0 million, including current portion of $3.4 million. It appears from our review of the ED letter that ED may have inadvertently double-counted the current portion of that borrowing in arriving at the $16.3 million figure cited in the ED Letter.) ED indicated that its review of this transaction's effect on the Company's 2012 composite score is "expected to take some time," but noted that in the interim "no further adjustments to the CCI financial score for FY 2012 are anticipated." The Company will cooperate with ED in its review.

        The Company continues to disagree with ED's treatment of the fiscal year 2011 goodwill impairment as well as ED's exclusion of a portion of the Company's long-term debt from the calculation of the Company's fiscal year 2011 composite score. The Company's revolving credit facility requires the Company to maintain a composite score of no less than 1.5. ED's determination that our fiscal 2011 score was 0.9 could be considered an event of default under our revolving credit agreement. We have provided the ED Letter to our lenders, and they have granted a waiver for fiscal 2011.

        For fiscal 2013, the Company, on a consolidated basis, meets the requirements with a composite score of 1.5. We believe our calculations of the financial responsibility score are correct, however the calculation is subject to uncertainty as to the manner that ED will interpret the applicable regulations in its review of our calculation. If ED were to take a different interpretive position than we have with regard to this calculation, it could negatively impact the Company's composite score on a consolidated basis. The Company cannot provide any assurances that it will not have additional disagreements with ED regarding any other determinations ED may make regarding the Company's composite score for completed or future fiscal years.

        Under a separate standard of financial responsibility, if an institution has made late Title IV refunds to students in its prior two years, the institution is required to post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. As of July 1, 1997, this standard was modified to exempt an institution that has not been found to make late refunds to 5% or more of its students who were due refunds in either of the two most recent fiscal years and has not been cited for a reportable condition or material weakness in its internal controls related to late refunds in either of its two most recent fiscal years. Based on this standard, we currently have outstanding letters of credit in the aggregate amount of approximately $13.7 million because of late refunds at 3 of our institutions. There can be no assurance that, upon review by ED, we will not be required to post additional letters of credit in favor of ED on behalf of the affected colleges.

  Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs

        An institution which undergoes a change of ownership resulting in a change in control, including all of the institutions that we have acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by ED and to summary adverse action for violations of Title IV Program requirements and may be impeded in expanding, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. Institutions can also be placed on provisional certification primarily as a result of late refunds, financial aid audit findings and other miscellaneous matters. As of June 30, 2013, all twelve of our Heald campuses were on provisional certification due to a change of control in 2010 when we acquired them.

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

  Ability to Benefit Regulations

        Most of our schools in the United States historically accepted non-high school graduates who could demonstrate an ability to benefit ("ATB students") from the program by passing certain tests which were required by ED. However, the Consolidated Appropriations Act of 2012 eliminated federal student aid eligibility for all students without a "certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate" who first enroll in a Title IV eligible program after July 1, 2012. Students who do not possess a high school diploma, or a recognized equivalent, but who have previously enrolled in a Title IV eligible program any time prior to July 1, 2012, however, may be eligible to receive Title IV student assistance after July 1, 2012. As of June 30, 2013, ATB students accounted for approximately 1.4% of total enrollments in our U.S. schools. To help offset the loss of ATB students associated with funding restrictions in the Appropriations Act, we offer free General Education Development ("GED") preparation services to the general public. We believe that some portion of students who prepare to take the GED exam through one of our schools could potentially enroll in one of our programs or pursue other post-secondary education.

  Return of Title IV Funds

        In 1998, amendments to the HEA changed substantially the refund requirements regarding the disposition of Title IV funds when a recipient of Title IV funds withdraws from an institution. An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. If a student withdraws prior to the completion of the academic term or program period, we are required to refund the portion of tuition and fees already paid that we are not entitled to retain, pursuant to applicable federal and state law and accrediting agency standards and our refund policy. The amount of funds to be refunded on behalf of a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and registration fees paid by the student as of the student's withdrawal date. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must (i) refund unearned funds, and (ii) post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program refunds that were paid or should have been paid by the institution during its prior fiscal year if the error rate on the required return of funds exceeds 5%.

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

Accrediting Agencies:	Number of Campuses Accredited	% of Total Campuses
Accrediting Commission of Career Schools and Colleges (ACCSC)	40	36%
Accrediting Council for Independent Colleges and Schools (ACICS)	57	51%
The Higher Learning Commission—A Commission of the North Central Association of Colleges and Schools (HLC)	2	2%
Senior College and University Commission—Western Association of Schools and Colleges (WASC Sr.)(1)	12	11%

Total Campuses as of June 30, 2013	111	100%

(1)
The Senior College and University Commission of the Western Association of Schools and Colleges (WASC Sr.). On June 24th, 2013, ED approved WASC Sr. as the primary accreditor for Heald College. From July 3, 2012, when Heald College was granted initial accreditation by WASC Sr., to June 24, 2013, Heald College operated under dual accreditation by WASC Sr. and the Accrediting Commission of Community and Junior Colleges of WASC (ACCJC).

        The HEOA requires accrediting agencies recognized by ED to review many aspects of an institution's operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Two aspects of an institution's operations reviewed by national and programmable accrediting agencies are the completion and job placement rates of our graduates. Our national accreditors, some specialized programmatic accreditors and some state regulatory agencies require our colleges to achieve minimum retention and placement rates to remain in compliance with their standards.

        Some of these standards have been raised in recent years. ACICS (which accredits 57 of our campuses has adjusted its placement rate standards for each of the 2011, 2012 and 2013 ACICS reporting years. For the period from July 1, 2010 through June 30, 2011 (the ACICS 2011 reporting year), the benchmark placement rate standard was 65%. ACICS implemented a new standard for the 2012 ACICS reporting year that included a minimum "compliance standard" of 47% and a "benchmark rate" of 64%. If an institution's placement rate was less than the 64% benchmark, it may have become subject to heightened obligations in order to encourage the institution to reach the benchmark level. ACICS's retention rate standards also were revised from the 2011 to 2012 reporting year, increasing from a benchmark of 60% in 2011 to a benchmark of 67% in 2012 (with a new minimum compliance standard of 52%). In 2012, ACICS also began evaluating placement and retention rates at the program level and utilizing a similar minimum and benchmark standard as applied to the institution as a whole. For the 2013 reporting year, ACICS has announced an increase in the minimum acceptable placement rate compliance standard from 47% to 60%, while also increasing the benchmark placement rate threshold from 64% to 70% at both the campus and program levels.

        Under the HEOA, recognized accrediting agencies must conduct regular reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing substantive changes, including a change of ownership, may be required to be reviewed by their accrediting agency. Accrediting agencies also monitor institutions' compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, including the retention and placement rates discussed above, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also require the institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution's performance, typically completion or graduate placement outcomes. This is commonly referred to as being on "reporting" status. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. Being on probation, show cause, or reporting status may cause an accreditor to deny an institution permission, or otherwise delay approval, to open and commence instruction at new locations or to add new programs.

        In a letter dated December 21, 2011, the Company received notification that ACCSC had voted to direct the Company's Everest Institute campus in Jonesboro, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC's required student achievement outcomes. At its meeting in May 2013, ACCSC removed the Jonesboro institution from show cause.

        As of June 30, 2013, thirty four of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions' students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution's overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

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

  State Licensure

        We must be licensed or otherwise authorized to operate in each state where we offer education in order to be certified as eligible to participate in Title IV Programs. ED historically considered an institution to be licensed or otherwise authorized in order to be certified as eligible to participate in Title IV Programs if the institution were actually licensed by a state, or if the institution's state did not require the institution to obtain licensure or authorization to operate in the state. On October 29, 2010, ED adopted the final Program Integrity Regulations which consider an institution to be legally authorized by a state only if (1) the authorization is given to the institution specifically to offer programs beyond secondary education, (2) the authorization is subject to adverse action by the state and (3) the state has a process to review and appropriately act on complaints concerning an institution and enforces applicable state laws. Additionally, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer postsecondary distance education to students in that state (although the U.S. District Court for the District of Columbia declared this provision invalid in litigation by APSCU against ED). The regulations present ED's view that a state is expected to take an active role in approving an institution, and that a state should not defer its oversight responsibilities to accrediting agencies or ED. ED will determine whether a state's institutional authorization and complaint process satisfies ED's regulations, which are scheduled to go into effect on July 1, 2014. We cannot predict the extent to which ED will determine that the institutional authorization or complaint review process of any state satisfies ED's regulations. If any of our campuses were to lose its eligibility to participate in Title IV Programs because a state's institutional authorization and complaint process does not satisfy ED's regulations, it could have a material adverse effect on our financial condition, results of operations and cash flows. We cannot predict with certainty the impact that ED's new regulations will have on our operations. Compliance with these regulations could reduce our enrollment, increase our cost of doing business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

  ED Program Reviews

        From time to time certain of our institutions have been the subject of program reviews by ED. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) Everest College Phoenix ("ECP") has received program review reports and provided written responses regarding the site visits ED conducted at ECP in 2008 and 2010, but has not yet received final determinations for either program review, (ii) site visits occurred at the Company's WyoTech Laramie, WY campus and its two additional locations in Blairsville, PA and Sacramento, CA in February 2012, ED issued a program review report, the Company provided a written response, and ED issued a final determination letter assessing immaterial liabilities, which the Company has paid, (iii) a site visit occurred at the Company's Everest College campus in Crosslanes, WV in April 2012, ED issued a program review report, the Company provided a written response, and ED issued a final determination letter assessing immaterial liabilities, which the Company has paid, (iv) a site visit occurred at the Company's Everest College campus in Rochester, NY, ED issued a program review report, the Company provided a written response, and ED issued a final determination letter with no liabilities assessed, and (v) ED has conducted site visits at the Company's campuses in Largo, FL in August 2012, Pompano Beach, FL in September 2012, Renton, WA in September 2012, Salinas, CA in June 2013, Southfield, MI in June 2013, Stockton, CA in July 2013, and Long Beach, CA in August 2013, but has not yet issued program review reports with respect to any of those site visits. The Company will continue to cooperate with ED in its ongoing reviews.

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

  Guaranty Agency Program Reviews

        Under the now defunct Federal Family Education Loan ("FFEL") Program, which has since been replaced by the Federal Direct Loan ("FDL") program, nonprofit and state guaranty agencies were established to guarantee student loans made by lenders and perform certain administrative and oversight functions under the FFEL program. Under the FFEL program, ED provided reinsurance to the guaranty agencies. The Health Care and Education Reconciliation Act of 2010 ended the FFEL program effective June 30, 2010, and all federal student loans since July 1, 2010 have been made through the FDL program. Despite the end of the FFEL program, however, guaranty agencies are still involved in guaranteeing the existing FFEL loan portfolios against default and will continue in this role until all FFEL loans are paid.

        Guaranty agencies perform occasional program reviews at schools to ensure that schools are meeting all regulatory requirements and guarantor policies in the FFEL program. Eleven guaranty agency program review site visits were conducted in our institutions during fiscal year 2013, and nine program review reports have been issued. The Company is in the process of responding to these reports, including conducting file reviews with respect to findings identified in the reports. No final determinations have been made, and in several cases the Company is contesting the underlying findings. The Company will continue to cooperate with the guaranty agencies in their ongoing reviews.

        The guaranty agencies will review our responses to program review reports and ultimately issue final determination letters setting forth their final findings. If the guaranty agencies were to make significant findings of non-compliance against any of the Company's institutions in any final determination letters, it could result in the imposition of liabilities, fines or penalties, which, if large enough, could have a material adverse effect on the Company's results of operations and financial condition.

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

        Licensing/Registration.    Our ability to provide private-for-profit post-secondary education and grant diplomas to graduates in Canada is regulated by Ontario government. In Ontario, the Ontario Ministry of Training, Colleges and Universities is responsible for registering and regulating private-for-profit educational institutions. The Private Career Colleges Act, 2005 (the "PCCA") stipulates that an education provider, such as our Canadian schools, must register each of its diploma granting programs for approval as well as each of its campuses with the Ministry. Typical requirements for obtaining this registered status include the financial viability of the campus, the integrity and honesty of the applicant's officers and directors, and the reasonable expectation that the program of study offered by the applicant will provide the skills requisite for employment in the vocation in which it is being trained. Registration must be renewed by the applicant annually. The Province of Ontario has the statutory power to deny, refuse to renew, suspend or revoke our registration if we are in breach of a term or condition of the registration.

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

        The Ontario government has an initiative to reduce the number of loan defaults in that province. In addition to several other facets of this initiative, the Ministry of Training, Colleges and Universities (the "Ministry") has adopted a policy whereby the Ministry will only guarantee defaulted student loans to a certain capped amount, beyond which the applicable private career college is responsible for guaranteeing repayment. For the 2012/13 default cohort year, we have eleven Ontario locations that were required to issue a promissory note and/or collateral due to the default sharing program. If the default rate in 2015 is below 25%, no payment will be required.

ALTERNATIVE LOANS FOR OUR STUDENTS

        Historically, we had developed several third party loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as "discount loans," since we incurred a portion of the default risk related to these student loans by taking a discount on the disbursement from the third party. By accepting a reduced payment for these discounted loans from the servicing providers, we were not at risk for the amounts agreed to by our students and the service providers, but we were not entitled to any proceeds collected on the loan repayments by the service providers in excess of the reduced payment. Therefore we had recorded this discount as a reduction to revenue.

        In fiscal 2008, we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students. In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. ("Genesis"). Under this Genesis program we paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program we then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. Under the Genesis arrangement, we acquired all of the loans that had been originated. Therefore, we are exposed to any credit defaults by students but retain all amounts collected from the students under this program.

        On June 29, 2011, we entered into a loan origination agreement with ASFG, LLC (which changed its name in July 2013 to Campus Student Funding, LLC) ("ASFG"), which has subsequently been amended and expanded, for the purpose of creating a new private education discount loan program for our students. Under the loan origination agreement (including amendments), ASFG has agreed to purchase up to $775 million of new student loans through June 2015. Under this agreement, an unaffiliated bank makes private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, we completed the transition from the Genesis discount loan program to the ASFG discount loan program. There have been no loans funded under the Genesis discount loan program during fiscal year 2013. We estimate that loans funded under the ASFG program, net of estimated refunds, were approximately $192.7 million for fiscal year 2013.

        The ASFG loan program has characteristics similar to the previous third party "discount loan" programs. As with the previous third party discount loan programs, under the ASFG program we pay an upfront discount to ASFG for any notes purchased by ASFG and record the upfront discount as a deferred charge and amortize the charge as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we have guaranteed to purchase any of the student notes from ASFG on which no payment has been made for over 90 days. We have applied historical loan performance experience to estimate and record the ultimate loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse obligation is in addition to the discount paid to ASFG and is based upon the ultimate anticipated loan performance under the ASFG loan program. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $29.6 million and $29.4 million as of June 30, 2013 and June 30, 2012, respectively. The recourse liability is established at the inception of the guarantee. Upon recourse we will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse obligation. The net recourse obligation consists of a net short-term liability and a net long-term receivable. The receivable, pursuant to a backup loan agreement, will be paid to us as ASFG receives student payments in excess of the initial principal balance, less discount paid. The receivable and recourse obligation are reported as a net short-term and net long-term amount to reflect the legal right of offset. The net short-term recourse obligation related to the loans funded under the ASFG program at June 30, 2013 and 2012 was a net liability of $31.1 million and $29.4 million, respectively. The net short-term recourse obligation at June 30, 2013 and June 30, 2012 is recorded within accrued expenses within the Consolidated Balance Sheets. The net long-term recourse receivable related to loans funded under the ASFG program at June 30, 2013 and 2012 was a net asset of $44.7 million and $21.6 million, respectively. The net long-term recourse receivable is recorded within deposits and other assets within the Consolidated Balance Sheets. We estimate loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

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

  •
  prohibit the payment of incentive compensation to personnel engaged in student recruiting, admissions activities or awarding financial aid;

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

        Auto-Zero EFC Income Threshold—The Appropriations Act amended the HEA to reduce the income threshold for an automatic zero "expected family contribution" to $23,000 for the 2012-2013 award year for both dependent and independent students. The threshold for 2012-2013 was scheduled to be $32,000, but now is $23,000. For students whose families make between $23,000 and $32,000 per year, this has decreased the amount of Pell grants such students receive.

        Ability-to-Benefit—The Appropriations Act also eliminated federal student aid eligibility for all students without a "certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate." The Appropriations Act makes an exception for students who have completed a secondary school education in a home school setting that is treated as a home school or private school under state law. Therefore, students who do not have a high school diploma or a recognized equivalent (e.g., a GED), or do not meet the home school requirements, and who first enroll in a program of study on or after July 1, 2012, will not be eligible to receive Title IV student aid. Students still qualify for Title IV student aid under one of the ability-to-benefit (ATB) alternatives if the student was enrolled in a Title IV eligible program prior to July 1, 2012. Those alternatives include the student passing an independently-administered, approved ATB test or successfully completing at least six credit hours or 225 clock hours of postsecondary education. A student who does not possess a high school diploma, or a recognized equivalent, but who is enrolled in a Title IV eligible program any time prior to July 1, 2012 may be eligible to receive Title IV student assistance after July 1, 2012. As of June 30, 2013 approximately 1.4% of our continuing operations student population were ATB students.

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

        Our institutions have been unable to accept new ATB students since July 1, 2012, and the financial aid for some of our other students has been reduced or eliminated as a result of the Appropriations Act. If we are not able to effectively recruit additional new students to make up for the ATB students we have been unable to enroll, it could further negatively affect our business, results of operations and financial condition, perhaps materially.

        Future Congressional action, including in reauthorizations or appropriations acts, may result in numerous legislative changes, including those that could adversely affect our ability to participate in the Title IV programs and the availability of Title IV and non-Title IV funding sources for our students. Members of Congress frequently propose legislation to alter or amend the terms under which our institutions participate in the federal student financial aid programs. Recent proposed legislation has included proposals to restrict the use of funds received through federal financial aid in marketing and advertising, proposals to change the 90/10 Rule into an 85/15 Rule, proposals to count all sources of federal funds (including military tuition assistance, workforce investment and other funds outside the Title IV programs that currently count as non-Title IV funds for purposes of the 90/10 Rule) in the same way Title IV funds currently count in the 90/10 Rule. Congress also may impose certain requirements upon the state or accrediting agencies with respect to their approval of our schools. Any action by Congress or ED that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our business. Legislative action also may increase our administrative costs and burdens and require us to modify our practices in order for our schools to comply fully with applicable requirements.

        Because a significant percentage of our revenue is derived from Title IV programs, any action by Congress that significantly reduces Title IV program funding, or the ability of our schools or students to participate in Title IV programs, could have a material adverse effect on our business, results of operations or financial condition. Legislative action also could increase our administrative costs and burdens and require us to adjust our practices in order for our schools to comply fully with Title IV program requirements.

Congress and other regulatory bodies have conducted hearings and other examinations of the for-profit education sector that could result in further legislation, rulemaking, restrictions on Title IV Program participation by private sector schools, and other adverse action that may materially and adversely affect our business.

        On July 30, 2012, Chairman Tom Harkin and the Majority Staff of the Senate Health, Education, Labor, and Pensions Committee (the "HELP Committee") released a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success." While stating that for-profit colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions. The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services, and are responsible for high levels of student debt and loan defaults, among other things. The report called for increased disclosure of information about student outcomes at for-profit colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90/10 Rule to prohibit these institutions from receiving more than 85 percent of their revenues from federal funds, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements, and other measures ostensibly to protect students and taxpayers. The report was a culmination of a series of hearings held by Chairman Harkin before the HELP Committee since June 2010.

        We cannot predict the extent to which the Harkin report and other investigations, hearings and legislative proposals will result in further legislation, rulemaking or other adverse actions affecting our participation in Title IV Programs or other aspects of our business. If any laws or regulations are adopted that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible, or which otherwise materially change the way in which we do business, our business could be adversely and materially impacted.

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

        Our national accreditors, some programmatic accreditors and some state regulatory agencies require our institutions, campuses and/or programs to achieve specified placement rates within limited time periods after students have graduated, and many of these standards have been raised in recent years. At the same time, job prospects for many college graduates, regardless of the institution they attend or the degree they have earned, have been diminished as new graduates are facing increased competition from workers displaced by the difficult economy with, in some cases, significant work experience. Many graduates, including those who have attended our institutions, have experienced a lengthening of the time it takes to obtain their first job after graduation. We believe our placement rates have been and will continue to be adversely impacted until there is a sustained economic recovery and a higher rate of job growth. If any of our institutions or programs, as applicable, fails to meet national or programmatic accreditor or state regulatory agency minimum placement standards, that institution or program, as applicable, may lose its accreditation or state license, and therefore its ability to participate in federal student financial aid programs.

        We have had to cap enrollment in, or teach-out entirely, certain programs due to low placement opportunities for graduates of those programs, and we expect that we will need to take these steps with respect to more programs and/or campuses if we are unable to place our graduates within the time frames required by the accreditors and states that regulate our institutions. These actions reduce our revenues and therefore could have a material adverse effect on our results of operations, cash flows and financial condition.

Rulemaking by ED could materially adversely affect our business.

        The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. In 2009-11, ED proposed, and ultimately adopted, changes to its regulations on the following subjects relating to Title IV Program Integrity: (i) Definition of High School Diploma for the Purpose of Establishing Institutional Eligibility to Participate in the Title IV Programs, and Student Eligibility to Receive Title IV Aid; (ii) Ability to Benefit; (iii) Misrepresentation of Information to Students and Prospective Students; (iv) Incentive Compensation; (v) State Authorization as a Component of Institutional Eligibility; (vi) Gainful Employment in a Recognized Occupation; (vii) Definition of a Credit Hour; (viii) Agreements Between Institutions of Higher Education; (ix) Verification of Information Included on Student Aid Applications; (x) Satisfactory Academic Progress; (xi) Retaking Coursework; (xii) Return of Title IV Funds: Term-based Programs with Modules or Compressed Courses; (xiii) Return of Title IV Funds: Taking Attendance; and (xiv) Disbursements of Title IV Funds. On October 29, 2010, ED published final rules on all 14 Title IV Program Integrity issues, with the exception of the final regulation establishing specific metrics to define "gainful employment." ED published final rules on the "gainful employment metrics" on June 13, 2011 (these new rules are collectively referred to as the "Program Integrity Regulations").

        Under the HEA, proprietary schools are eligible to participate in Title IV Programs only if their educational programs lead to "gainful employment in a recognized occupation." Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department published final regulations on gainful employment. These rules require proprietary postsecondary institutions to provide prospective students with each eligible program's recognized occupations, cost, completion rate, job placement rate and median loan debt of program completers beginning July 1, 2011. These disclosures have increased our administrative burdens and costs and could impact student enrollment. They could also result in increased litigation or arbitration claims and expenses if current or former students or regulatory authorities claim the disclosures are not accurate.

        Two additional significant sections of these regulations were vacated by the U.S. District Court for the District of Columbia on June 30, 2012. The rules purported to define—for the first time—the standards to measure "preparation for gainful employment in a recognized occupation" for purposes of determining whether a program would be Title IV eligible. The regulations established quantitative standards that purported to measure, for each program of study: (i) the percentage of federal Stafford loans made to former students that were actively paid down in the most recent year, (ii) the ratio of discretionary income to annual student loan payments for the program's completers, and (iii) ratio of actual earnings to annual student loan payments for the program's completers. In addition, the rule as initially adopted required institutions to notify ED at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations, and in some cases, would have required that ED approve the program.

        Although the gainful employment requirements were scheduled to go into effect July 1, 2012, the U.S. District Court for the District of Columbia issued a decision on June 30, 2012 in the case captioned Association of Private Sector Colleges and Universities v. Duncan (the "APSCU" litigation) that vacated most of the gainful employment requirements and remanded those regulations to ED for further action. On July 6, 2012, ED issued an electronic announcement acknowledging that the Court had vacated the quantitative gainful employment requirements. ED also noted that institutions are not required to comply with related regulations relating to gainful employment reporting requirements and adding new educational programs, but are required to comply with requirements to disclose certain information about educational programs.

        After the gainful employment metrics and the new program approval requirements were struck down in the APSCU litigation, the Program Integrity Regulations that could have the most significant potential impact on our business are the following:

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

  Incentive Compensation

        A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The statutory language of this prohibition does not establish clear criteria for compliance in all circumstances, but between 2002 and June 30, 2011 there were twelve "safe harbors" that defined specific types of compensation that were deemed not to constitute impermissible incentive compensation. Until June 30, 2011, we relied on several of these safe harbors to ensure that our compensation and recruitment practices comply with the statutory prohibition. On October 29, 2010, ED issued final regulations that eliminated all twelve safe harbors, and in lieu of the safe harbors, took the position that any adjustment to compensation based directly or indirectly on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the HEA. The final rule further expands the prohibition to individuals who have "responsibility for" recruitment or admission of students or making decisions about awarding Title IV program funds. ED states that an institution still will be able to make merit-based adjustments to employee compensation, but will not be permitted to consider or base compensation directly or indirectly, in any part, on success in securing student enrollments, the award of financial aid or institutional goals based on that success. As a result of these rules which took effect July 1, 2011, we changed our evaluation and compensation practices for admissions and financial aid representatives and certain other employees. This could adversely affect our ability to compensate our admissions and financial aid representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to attract and retain qualified and competent personnel.

        In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a false claim. We have been the subject of at least three such qui tam lawsuits relating to our compensation practices, all of which were initially dismissed at the district court level. The relator in one of the dismissed cases, the Lee case, appealed to the U.S. Ninth Circuit Court of Appeals, which reversed the District Court's dismissal on August 8, 2011, and remanded case to permit the relator to amend its complaint. On December 15, 2011, the first amended Lee complaint was filed in District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLC, David Moore and Jack Massimino. The Company moved the U.S. District Court to dismiss the amended Lee complaint, and, on April 12, 2013, the District Court dismissed with prejudice the action in its entirety. The relators have appealed the dismissal to the U.S. Ninth Circuit Court of Appeal.

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

  State Authorization

        Under the HEA, an institution must be authorized by each State in which it is located to participate in Title IV programs. ED historically has determined that an institution is licensed or otherwise authorized in order to be certified as eligible to participate in Title IV Programs if the institution's State does not require the institution to obtain licensure or authorization to operate in the state. On October 29, 2010, ED's Program Integrity Rules established specific federal requirements with respect to whether or not a State's authorization of an educational institution is sufficient for that institution to participate in Title IV programs. Recognizing that the new regulations may, in effect, require many States to revise existing laws or regulations, the rule issued by ED provided that a State may seek a one-year extension until July 1, 2012 to effectuate such changes, and if necessary obtain a second extension for one additional year. In May 2013, ED announced a further delay until July 1, 2014 of the implementation of the state authorization regulations when an institution's state authorization does not meet the requirements by the earlier delayed implementation date of July 1, 2013. ED provided this further extension to qualifying institutions because several states notified ED that they needed additional time to develop or complete processes in order for some institutions to be able to comply with the state authorization provisions in the Program Integrity Regulations. To receive a further extension, an institution must obtain from the state an explanation of how an additional one-year extension will permit the state to modify its procedures to comply with ED's requirements.

        Under the Program Integrity Regulations, for an institution to be eligible to participate in the Title IV programs it must not only be authorized by a state, but that state's law must meet minimum requirements established by ED. These minimum requirements include a satisfactory process for resolving complaints and an adequate state approval process. Our Heald locations in California and Hawaii have historically been exempt from licensure either because no state statute required authorization, or because Heald was exempt from state licensure requirements due to its regional accreditation. In addition to our Heald locations in California and Hawaii, the sufficiency of the state approvals in other states could be determined to be non-compliant with the federal state authorization requirements if ED deems these states' oversight regimes do not meet minimum ED expectations. At this time, ED has not issued any official guidance as to whether these or other states authorization processes meet the regulatory requirements. States may have to adopt additional statutes or regulations in order to comply with the new state authorization regulations by the July 1, 2014 extended deadline and thus for our campuses to remain eligible for Title IV funds in those states. In June 2013, Hawaii passed legislation that establishes a state agency and an oversight regime intended to meet the ED state authorization requirements. Our Heald Hawaii location has not yet applied for approval from the agency, and we have no assurance that such approval will be granted. California also passed legislation in June 2013 allowing institutions that are exempt from state licensure to voluntarily submit to the jurisdiction of the state's Bureau for Private Postsecondary Education. However, in May 2013, we were notified by ED that Heald's corporate formation documents constituted sufficient state authorization to meet ED's regulatory requirements. Based on this notification, we do not believe Heald's California institutions will be required to voluntarily submit to the jurisdiction and oversight of California's Bureau for Private Postsecondary Education; however, we have no assurance that ED will not reach a different conclusion in the future regarding the sufficiency of either Heald's corporate formation documents or California's oversight regime and approval process.

        If any material number of our campuses are unable to obtain state regulatory approval that continues to satisfy ED's regulations, our business would be adversely impacted. As ED has released no official guidance, the manner in which ED's regulations will apply to our institutions in the various states, and the impact of such regulation on our business, is uncertain. If we are unable to operate in any state in which we derive significant revenue in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.

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

        If when these rules become fully effective any of our locations are unable to obtain state regulatory approval in a manner that satisfies ED's regulations, our business would be adversely impacted. The manner in which ED's regulations will apply to our institutions, and the impact of such regulation on our business, is uncertain. If we are unable to operate in any state in which we derive significant revenue in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.

  Potential Impact of Program Integrity Regulations

        In addition to the specific issues addressed above, the Program Integrity Regulations issued by ED include provisions regarding the definition of a credit hour; the types of statements by an institution or parties related to an institution that constitute prohibited misrepresentation; written agreements between institutions, particularly institutions under common ownership or control; requirements regarding an institution's return of Title IV program funds; and certain other issues pertaining to a student's eligibility to receive Title IV program funds. We cannot predict how the Program Integrity Regulations will be interpreted, and therefore whether we will be able to comply with these requirements. Compliance with the final rules could have a material adverse effect on our business. Uncertainty surrounding application of the final rules may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

New rulemaking by ED could result in regulatory changes that could materially adversely affect our business.

        In addition to the Program Integrity Regulations described above that were promulgated by ED from 2009 to 2011, in April 2013 ED announced its intention, over the next several years, to conduct rulemakings related to the federal student aid programs. In the near term, ED indicated its plans to address program integrity issues related to the following: cash management of funds provided under the title IV Federal Student Financial Aid programs; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a State; clock-to-credit hour conversion; gainful employment; changes made by the Violence Against Women Reauthorization Act of 2013 to the campus safety and security reporting requirements in the HEA; and the definition of "adverse credit" for borrowers in the Federal Direct PLUS Loan Program. ED stated that this agenda may take several years to complete.

        In June 2013, ED announced its intent to establish a negotiated rulemaking committee to prepare proposed regulations for programs that prepare students for "gainful employment" in a recognized occupation. ED has selected negotiators for the gainful employment negotiated rulemaking committee, and the negotiating sessions are scheduled for September and October 2013. We cannot predict the form of any final rules that may be adopted through this negotiated rulemaking process. If new regulations go into effect that are similar to the rules vacated by the District Court in the APSCU litigation, certain of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics. Compliance with any burdensome new regulations adopted by ED through this rulemaking process could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

        Our U.S. schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high. Under the HEOA, an institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years would become immediately ineligible to participate in Title IV programs and would not be permitted to reapply for eligibility until the end of full two fiscal years. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by ED in its discretion. While ED has discretion to impose additional sanctions on such an institution, it is difficult to predict what those sanctions might be. ED could specify additional conditions as a part of the provisional certification and the institution's continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by ED. If an institution is subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain.

        Our institutions derived between 57.1% and 93.1% of their revenues (on a modified cash basis) from Title IV programs in the fiscal year ended June 30, 2013. Two of our total 37 institutions (after giving effect to the merger of nine Heald OPEIDs into one in June 2013) exceeded the 90% threshold in fiscal 2013, Everest Institute in Crosslanes, WV at 93.1% and Everest Institute in Kendall, FL at 92.8%. Combined, these institutions had 521 students at June 30, 2013. In August 2013 we notified ED that these two institutions had 90/10 rates above 90% for the 2013 fiscal year.

        Additionally, two of our institutions exceeded the 90% threshold in fiscal 2012, ECP and Everest University in Tampa, FL, but these institutions did not exceed 90% threshold in fiscal 2013. An institution must exceed the 90% threshold for two consecutive years before it loses access to Title IV funding.

        The four institutions that exceeded the 90/10 Rule limit for fiscal years 2012 and 2013 are now considered, under ED regulations, to be certified on a provisional basis for two years and will be subject to possible additional ED sanctions. While ED has broad discretion to impose additional sanctions on these institutions. ED could specify a wide range of additional conditions as a part of the provisional certification and the institutions' continued participation in Title IV Programs. When an institution is subject to provisional certification at the time that its program participation agreement expires, ED also has greater discretion in considering the conditions to attach if it recertifies such institution.

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

        Under the HEA, an institution could lose its eligibility to participate in some or all of the federal student financial aid programs if the federal student loan default rate of its former students is too high. The term "institution" means a main campus and its additional locations, as defined by ED's regulations. ED generally publishes draft Cohort Default Rates in February of each year for the repayment period that ended the prior September 30.

        Under the HEOA, any institution whose Cohort Default Rate equals or exceeds 30% for any one of the three most recent federal fiscal years, starting with the 2009 cohort, may be found by ED to lack administrative capability, and, on that basis, placed on provisional certification status for up to three years. Additionally, any such institution may be required by its accrediting agency to provide additional information or supplemental reports. Provisional certification status does not limit an institution's access to Title IV Program funds, but does subject that institution to closer review by ED and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Provisional certification may also impede an institution's ability to grow by limiting its ability to add new programs and locations. Any institution whose Cohort Default Rates equals or exceeds 30% for three consecutive years, starting with the 2011 cohort, expected to be published in September 2014, will lose eligibility to participate in the FDL and the Pell grant programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose Cohort Default Rate for any federal fiscal year exceeds 40% will have its eligibility to participate in the FDL program limited, suspended or terminated.

        On an on-going basis, we monitor cohort repayment data, and we are currently monitoring the repayment and default status of the 2011, 2012 and 2013 Cohorts. If any of our institutions, depending on its size, were to lose eligibility to participate in federal student financial aid programs because of high Cohort Default Rates, it could have a material adverse effect on our business.

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

        On August 16, 2013, we received a letter from ED regarding its review of the Company's composite score for the fiscal years ended June 30, 2011 and June 30, 2012 (the "ED Letter"). The ED Letter stated that ED had determined the Company's composite scores for fiscal 2011 and fiscal 2012 were 0.9 and 1.5, respectively, and that the Company would not be required to post a letter of credit with respect to the composite score below 1.0 in fiscal 2011.

        In its calculations, ED treated the Company's fiscal year 2011 goodwill impairment charge of $203.6 million as an ordinary operating expense, which substantially decreased income and reduced the Company's overall composite score for the fiscal year ended June 30, 2011 by 1.1 points. The Company continues to believe this treatment of goodwill impairment is inappropriate, as ED regulations require the exclusion of goodwill as an asset in the composite score calculations. In support of its position, the Company provided substantial correspondence to ED detailing its arguments regarding the appropriate treatment of the goodwill impairment charge, including substantive letters from two highly regarded accounting experts. In the ED Letter, ED notes its receipt of this correspondence, but was not persuaded to change its position. The Company continues to disagree with this aspect of ED's determination.

        As previously reported, in a letter from ED to the Company received November 1, 2012, ED also took the position that $5 million the Company had posted as security deposits with landlords should have been characterized as intangible assets. ED has considered the Company's arguments and information provided and removed this adjustment from the Company's composite score analysis for fiscal 2011.

        In addition, ED excluded from long-term debt $43 million the Company borrowed under its long-term revolving credit facility at the end of fiscal 2011 in calculating the Company's composite score for the fiscal year ended June 30, 2011. ED characterized the borrowing as a questionable accounting treatment used to beneficially distort the Company's financial condition. The Company disagrees with this determination. All borrowings at June 30, 2011 were properly recorded in the Company's June 30, 2011 audited balance sheet as long-term debt in accordance with generally accepted accounting principles. Therefore, the borrowing should be treated as long-term debt for purposes of its composite score calculation. Further, the Company believes the presence and use of its revolving credit facility helps demonstrate that the Company has the financial resources and liquidity to meet its operational needs.

        With respect to the Company's composite score for the fiscal year ended June 30, 2012, ED determined that the Company's composite score was 1.5. However, ED advised that it is continuing to review the portion of the Company's long-term debt balance at June 30, 2012 relating to "$16.3 million in Borrowings Under Student Notes Receivable Sale Agreement" as described in Note 6 to the Company's 2012 audited financial statements. (The Company notes that the gross amount of "Borrowings under student notes receivable sale agreement" in Note 6 of the Company's 2012 audited financial statements is actually $13.0 million, including current portion of $3.4 million. It appears from our review of the ED letter that ED may have inadvertently double-counted the current portion of that borrowing in arriving at the $16.3 million figure cited in the ED Letter.) ED indicated that its review of this transaction's effect on the Company's 2012 composite score is "expected to take some time," but noted that in the interim "no further adjustments to the CCI financial score for FY 2012 are anticipated." The Company will cooperate with ED in its review.

        The Company continues to disagree with ED's treatment of the fiscal year 2011 goodwill impairment as well as ED's exclusion of a portion of the Company's long-term debt from the calculation of the Company's fiscal year 2011 composite score. The Company's revolving credit facility requires the Company to maintain a composite score of no less than 1.5. ED's determination that our fiscal 2011 score was 0.9 could be considered an event of default under our revolving credit agreement. We have provided the ED Letter to our lenders, and they have granted a waiver for fiscal 2011.

        For our fiscal year ended June 30, 2013, our calculations show that, on a consolidated basis, we have a passing composite score of 1.5. ED has not yet concurred with our calculations of the composite score for the fiscal year ended June 30, 2013, and we will not submit our calculations for some time. We believe our calculations for the fiscal years ended June 30, 2012 and 2013, both of which are still open, are correct. However, if ED were to conclude that we achieved a financial responsibility of less than 1.0 in any given year, or that we were in the "zone" for three years in a row, we could be required to satisfy the standards of financial responsibility on an alternative basis, including potentially by posting an irrevocable letter of credit equal to at least 10 percent of our prior year's Title IV receipts. Additionally, any definitive determination by ED that our composite score is less than 1.5 in fiscal years 2012 or 2013 could be a default under our credit agreement. We cannot provide assurance that ED will agree with our calculations, or that our institutions will continue to satisfy the financial responsibility standards in the future. If we were found by ED to have not satisfied the financial responsibility standards, or if we fail to satisfy such standards in the future, it could have an adverse impact on our access to Title IV funds, our financial condition, cash flows and results of operations.

One or more of our institutions may have to post a letter of credit or be subject to other sanctions if they do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study.

        A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that was disbursed to students who withdrew from their educational programs before completing them, and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we have to post letters of credit in favor of ED or be otherwise sanctioned by ED. An institution is required to post a letter of credit with ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution was found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. We currently have outstanding letters of credit posted in favor of ED in the aggregate amount of $13.7 million. The requirement to post additional letters of credit or other sanctions by ED could increase our cost of regulatory compliance and adversely affect our results of operations.

If regulators do not approve our acquisitions, the acquired school(s) would not be permitted to participate in federal student financial aid programs.

        When we acquire an institution that participates in federal student financial aid programs, we must seek approval from ED and most applicable state agencies and accrediting agencies because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under ED standards can result in the temporary suspension of the institution's participation in the federal student financial aid programs unless a timely and materially complete application for recertification is filed with ED and ED issues a temporary certification document. If we are unable to obtain approvals from the state agencies, accrediting agencies or ED for any institution we may acquire in the future, depending on the size of that acquisition, such a failure to obtain approval could have a material adverse effect on our business.

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

  •
  place the institution on provisional certification status; and

  •
  commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in federal student financial aid programs.

        Should one or more of our institutions be limited in their access to, or lose, federal student financial aid funds due to their failure to demonstrate administrative capability, our business could be materially adversely affected.

Regulatory agencies or third parties may conduct compliance reviews, commence investigations, bring claims or institute litigation against us.

        Because we operate in a highly regulated industry, we may be subject from time to time to program reviews, audits, investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. In this regard, the Company currently has open program being conducted by ED at the following stages: (i) Everest College Phoenix ("ECP") has received program review reports and provided written responses regarding the site visits ED conducted at ECP in 2008 and 2010, but has not yet received final determinations for either program review, and (ii) ED has conducted site visits at the Company's campuses in Largo, FL in August 2012, Pompano Beach, FL in September 2012, Renton, WA in September 2012, Salinas, CA in June 2013, Southfield, MI in June 2013, Stockton, CA in July 2013, and Long Beach, CA in August 2013, but has not yet issued program review reports with respect to any of those site visits. Additionally, under the old Federal Family Education Loan (FFEL) Program, which has since been replaced by the FDL program, nonprofit and state guaranty agencies were established to guarantee student loans made by lenders and perform certain administrative and oversight functions under the FFEL program. Guaranty agencies perform program occasional reviews at schools to ensure that schools are meeting all regulatory requirements and guarantor policies in the FFEL program. Eleven guaranty agency program review site visits were conducted in our institutions during fiscal year 2013, and nine program review reports have been issued. The Company is in the process of responding to these reports, including conducting file reviews with respect to findings identified in the reports.

        If the results of the compliance reviews, audits or investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to repay federal student aid, pay money damages or be subject to fines, penalties, injunctions or other censure that could have a materially adverse effect on our business. We also may be limited in our ability to open new schools or add new program offerings and may be adversely impacted by the negative publicity surrounding compliance review, investigation or lawsuit. Even if we adequately address the issues raised by an agency review or investigation or successfully defend a third-party lawsuit, we may suffer interruptions in cash flows due to, among other things, transfer from the advance funding to the "reimbursement" or "heightened cash monitoring" method of Title IV program funding, and we may have to devote significant financial and management resources to address these issues, which could harm our business. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our schools and the willingness of third parties to deal with us or our schools, as a result of any negative publicity associated with such reviews, claims or litigation.

Certain regulatory authorities have initiated investigations into us and other companies in the for-profit education sector that could result in adverse actions, fines, penalties or other censure that may materially and adversely affect our business.

        Since October 2010 the Company has been contacted by attorneys general offices in the states of Florida, Massachusetts, Oregon, New York, Wisconsin, Minnesota, California, and Illinois. Each of those states' attorneys general office has requested from the Company, either through subpoenas, civil investigative demands, or informal requests, extensive document requests regarding our business. The Oregon Attorney General's office closed its investigation after nearly a year-long inquiry without taking any enforcement action. In every state but Wisconsin, we understand the attorneys general are conducting broad inquiries into private sector education companies in their respective states, and not solely into the Company.

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

        Additionally, the Company has also received inquiries from the Department of Justice and the Assistant U.S. Attorney involved in reviewing the previously-disclosed Lee qui tam matter regarding the Company's attendance procedures. The Company infers, but has been unable to confirm, that these inquiries may relate to one or more additional qui tams filed under seal that may be pending the government's investigation and intervention decision. Separately, on April 24, 2012, a complaint captioned United States of America ex rel. Carolina Marion v. Heald College Inc. and Corinthian Colleges Inc. was filed under seal in the U.S. District Court for the Northern District of California. Since the complaint was filed under seal, the Company has not been able to obtain a copy of the complaint but infers that this too is a qui tam action brought under the False Claims Act. The Company has also received an inquiry from the Assistant U.S. Attorney apparently involved in reviewing the Marion matter regarding attendance procedures at the Heald Salinas campus.

        On April 3, 2012, the Company was served with a Civil Investigative Demand ("CID") from the U.S. Consumer Financial Protection Bureau ("CFPB"). The CID stated that its purpose is to "determine whether for-profit postsecondary companies, student loan origination and servicing providers, or other unnamed persons, have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans." The CID contains extensive interrogatories and document production demands related to the Company's involvement with student loans and many other aspects of the Company's business. The Company has objected to the inquiry by filing a petition with the CFPB to set aside or modify the CID, but has voluntarily provided documents and other information to the CFPB. Recently, the CFPB indicated an intention to withdraw the existing CID and issue a new CID to the Company.

        In June 2013, the Company received correspondence and subpoenas from the Securities and Exchange Commission indicating that the SEC is conducting an investigation of the Company. The SEC has requested the production of documents and communications that, among other things, relate to student information in the areas of recruitment, attendance, completion, placement, defaults on federal loans and on alternative loans, as well as compliance with U.S. Department of Education financial requirements, standards and ratios (including the effect of certain borrowings under the Company's revolving credit facility on the Company's composite score, and 90/10 compliance), and other corporate, operational, financial and accounting matters.

        We are continuing to cooperate with these investigations, but we cannot predict their ultimate resolution. We expect to continue to incur significant legal costs and other expenses in connection with responding to them. We may be required to pay damages or settlement costs in excess of our insurance coverage, if any, related to these matters. Government investigations, including the pending investigations in which we are involved, and any related legal and administrative proceedings, may result in the institution of administrative, injunctive or other proceedings against us and/or our institutions, officers or employees, or the imposition of fines, penalties or suspensions, or other remedies and sanctions. Any such material costs and expenses or injunctive relief could have a material adverse effect on our financial condition and results of operations.

Investigations, claims and actions against other companies in our sector could adversely affect our business and stock price.

        During the past decade, we and other companies in the for-profit postsecondary education industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the Justice Department, state attorneys general, the SEC, ED, state agencies, accrediting agencies and other entities. These allegations, reviews and investigations and the accompanying adverse publicity could have a negative impact on the for-profit postsecondary education sector in general, our business and the market price of our common stock.

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

        The North American economy has been in the midst of a prolonged economic downturn in recent years. These conditions contributed to a portion of our enrollment growth from fiscal 2008 to 2011 as more potential new students were attracted to our schools to advance their education and improve their job prospects in the midst of severe unemployment in the U.S. economy. Improvements in the North American economy, including overall reductions in unemployment, have negatively affected overall demand for our educational services and contributed to declines in new student enrollment over the last two fiscal years, and could continue to do so. A more robust economic recovery in North America may further negatively impact demand for our services from potential new students, and could have a material adverse effect on our business, financial condition and results of operations.

Our discount student loan programs could have a material adverse effect on our financial condition, results of operations and cash flows.

        Our discount student loan programs have enabled students who have exhausted all available government-sponsored or other aid and are ineligible for private loans from other financial institutions to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain criteria. Historically, we had developed several loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as "discount loans," since we incurred a portion of the default risk related to these students' loans by taking a discount on the disbursement from the third party.

        In early 2008 we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students. In the face of this change in policy, we created a new student lending program with a different origination and servicing provider, Genesis. This Genesis loan program has characteristics similar to our previous "discount loan" programs. Under the Genesis loan program, we paid a discount to the origination and servicing provider. As with our previous discount loan program, we record the discount as a reduction to revenue, as the collectability of these amounts is not reasonably assured. However, unlike our previous discount loan programs, under our Genesis discount loan program we have both the right and the obligation (subject to certain limitations in our agreement with Genesis), to acquire the related loans. Since we initiated the program in the fourth quarter of fiscal 2008, we acquired all of the loans that have been originated thereunder.

        On June 29, 2012, we amended the loan origination agreement and related documents with ASFG. The original agreement with ASFG was entered into on June 29, 2011 for the purpose of creating a new private education discount loan program for our students. Pursuant to the amended loan origination agreement, ASFG has indicated it intends to purchase approximately $775 million in new student loans through June 2015. Under this agreement, an unaffiliated bank makes private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. If ASFG is unable or unwilling to purchase such loans, our students would lose an important source of funding for their education, and we would lose an important source of cash flows. Additionally, the loss of any significant source of non-Title IV funding for our students would make it difficult for us to comply with the 90/10 Rule and failure to be able to comply with the rule would materially negatively affect our business.

        The ASFG loan program has characteristics similar to our previous "discount loan" programs. As with the previous discount third party discount loan programs, under this ASFG program we pay an upfront discount to ASFG for any notes purchased by ASFG and record the upfront discount as a deferred charge and amortize the charge as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike our previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we have guaranteed to purchase any of the student notes on which no payment has been made for over 90 days. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects its ultimate risk under this loan program to be substantially similar to the risks it faces under our Genesis discount loan program.

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

        For the Genesis and ASFG discount loans we acquire or have acquired, we bear the risks of collection. Therefore, even though we record the discount as a reduction to revenue, to the extent collections are less than the net amount of revenue recorded, we may still experience increases in our allowance for doubtful accounts and our discount expense may increase. Factors that may impact our ability to collect these loans include general economic conditions, compliance with laws applicable to the origination, servicing and collection of loans, the quality of our loan servicers' performance and the priority that borrowers, particularly students who did not complete or were dissatisfied with their programs of study, attach to repaying these loans as compared to other obligations. All of these factors could result in the Genesis and ASFG discount loan programs having a material adverse effect on our business, financial condition and results of operations.

If students fail to pay their outstanding balances, our business will be harmed.

        We offer a payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. Losses related to unpaid student balances in excess of the amounts we have reserved could have a material adverse effect on our business.

Our marketing and advertising efforts may not be effective in attracting prospective students.

        In order to maintain and increase our revenues and margins, we must continue to attract new students in an effective and efficient manner. If we are unable to successfully advertise and market our schools, our ability to attract and enroll new students could be adversely impacted and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our schools and programs. Our representatives also make presentations at high schools. If we are unable to utilize these advertising methods in a cost-effective manner or if our other costs limit the amount of funds we can contribute to advertising, our revenue and margins may suffer. Additionally, we rely on the general reputation of our schools and referrals from current students, alumni and employers as a source of new students. Among the factors that could prevent us from successfully marketing and advertising our schools and programs are the failure of our marketing tools and strategy to appeal to prospective students, current student and/or employer dissatisfaction with our program offerings or results, and diminished access to high school campuses.

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

  •
  possible loss of key employees.

        Continued growth through acquisitions may also subject us to unanticipated business or regulatory uncertainties or liabilities. When we acquire an existing school, we typically allocate a significant portion of the purchase price to fixed assets, curriculum, goodwill and intangibles, such as covenants not-to-compete, trade names and accreditations. The Company does not amortize goodwill, accreditation, or trade names as these assets meet the indefinite life criteria outlined in the accounting guidance. Curricula are amortized over their useful lives ranging generally from three to fifteen years and student relationships are amortized over their useful life of one year. Goodwill is tested annually or more frequently for impairment. Indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. In addition, our acquisition of a school is a change of ownership of that school, which may result in the temporary suspension of that school's participation in federal student financial aid programs until it obtains ED's approval. If we fail to successfully manage our acquisitions, our business would likely suffer.

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

        We depend on key personnel, including Jack D. Massimino, Kenneth S. Ord, Robert D. Bosic, Beth A. Wilson, William B. Buchanan, Stan A. Mortensen, and Robert C. Owen, to effectively operate our business. If any of these people left our Company and we failed to effectively manage a transition to new people, our business could suffer.

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

        We and our schools are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving our current and former students, alleged violations of federal and state laws, false claims made to the federal government and employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage or current reserves, which could have a material adverse effect on our financial condition or results of operation. We could also incur substantial legal costs, and management's attention and resources could be diverted from our business.

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

        We may need additional debt or equity financing in order to carry out our growth strategies. The amount and timing of such additional financing will vary depending on the timing and size of acquisitions, our availability to access credit markets, the sellers' willingness to provide financing themselves and our other cash and liquidity needs. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our campus support center office is located in Santa Ana, California and our 111 campuses as of June 30, 2013, are located in 25 states and in the province of Ontario, Canada. Each campus provides our students with lecture rooms, instructional labs, libraries, Internet access and other facilities.

        We actively monitor the capacity at our facilities and the expected facilities capacity required to accommodate campus growth initiatives. We provide for expansion and growth at each campus through relocations to larger facilities and by expanding or remodeling existing facilities. From the beginning of fiscal 2009 through fiscal 2013, approximately 7% of the campuses have been relocated and substantially all campuses have been either expanded or remodeled. The following table reflects the number of campuses added, closed, combined or sold, and the number of campuses that have been relocated, enlarged or remodeled during each of the last five fiscal years ended June 30 and has been updated to reflect solely continuing operations:

	2013	2012	2011	2010	2009
Opened
Acquired	—	—	—	11	—
Branched	1	2	5	1	—
Campuses at year end	111	110	108	103	91
Relocated	—	1	1	1	5
Enlarged or remodeled	13	7	6	11	3

(1)
In fiscal 2013, we moved 6 schools into discontinued operations by teaching them out, and completed the sale of 4 schools that we had put into discontinued operations in fiscal 2012. In fiscal 2012, we moved 6 schools into discontinued operations by making the decision to sell them and discontinued operations at two additional campuses by teaching them out. Of the 6 schools we decided to sell in 2012, we sold only 4, closed another and decided to retain the last, resulting in an aggregate of 5 schools presented into discontinued operations in fiscal 2012.

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

ITEM 3.    LEGAL PROCEEDINGS

        See Litigation and Regulatory Matters in Note 13—Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2013.

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

  Issuer Purchases of Equity Securities

        During July 2010, the Company's Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. Corinthian plans to repurchase shares on the open market or in private transactions from time to time, depending on the company's cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of June 30, 2013 the Company had repurchased 3,917,200 shares at an average price of $6.38 under this program. No shares were repurchased in fiscal years 2013 or 2012.

        From November 2006 through May 2007, the Company purchased 2,256,600 shares at a total cost of $31.4 million at an average price of $13.90 per share under a previous stock purchase agreement.

  Price Range of Common Stock

        Our common stock is listed on the Nasdaq National Market System under the symbol "COCO." The approximate number of holders of record of our common stock as of August 22, 2013 was 28. Our common stock was first listed on Nasdaq upon completion of our initial public offering in February 1999.

        On August 22, 2013 the closing price per share of common stock was $2.56 and the range of high and low closing sales prices of our common stock, as reported by the Nasdaq National Market System, for each applicable quarter in fiscal 2012 and 2013, and the first quarter to date of fiscal 2014, is as follows:

	Price Range of Common Stock
	High	Low
Fiscal Years Ended June 30:
2012:
First Quarter	$4.69	$1.55
Second Quarter	2.74	1.36
Third Quarter	5.13	2.22
Fourth Quarter	4.22	2.39
2013:
First Quarter	$3.21	$1.83
Second Quarter	2.85	2.03
Third Quarter	2.80	2.00
Fourth Quarter	2.80	1.88
2014:
First Quarter through August 22, 2013	$2.56	$2.15

  Securities Authorized for Issuance Under Equity Compensation Plans as of June 30, 2013

        As of June 30, 2013, our equity compensation plans consisted of the 1998 Performance Award Plan (the "1998 Plan"), the 2003 Performance Award Plan as amended (the "2003 Plan"), the 2004 New Hire Plan (the "New Hire Plan") and the Employee Stock Purchase Plan (the "ESPP"). The 1998 Plan, the 2003 Plan and the ESPP have all been approved by our shareholders.

        The New Hire Plan has not been approved by our shareholders. The Company's ability to issue new stock-based awards under the New Hire Plan was terminated as of November 17, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	14,888,887	(1)	$8.35	(3)	7,106,473
Equity compensation plans not approved by security holders	99,500	(2)	$16.18	(3)	—

Total	14,988,387		$8.40	(3)	7,106,473

(1)
Includes 3,347,551 shares to be issued upon the vesting of Restricted Stock Units ("RSUs"), for which no exercise price will be paid.

(2)
Includes 10,000 shares to be issued upon the vesting of RSUs, for which no exercise price will be paid.

(3)
For purposes of calculating weighted average exercise price, RSUs are assumed to have an exercise price of $0.

  Performance Graph

        The following graph shows a comparison of cumulative total returns for Corinthian, the Russell 2000 Index and an index of peer companies selected by Corinthian during the period commencing on June 30, 2008 and ending on June 30, 2013. The comparison assumes $100 was invested on June 30, 2008 in the Common Stock, the Russell 2000 Index and the peer companies selected by Corinthian and assumes the reinvestment of all dividends, if any. The companies in the peer group, all of which are education companies, are weighted according to their market capitalization. Included in the peer group are: Apollo Group Inc., Career Education Corporation, DeVry, Inc., ITT Educational Services, Inc., Lincoln Educational Services Corporation, Universal Technical Institute, Inc. and Strayer Education, Inc.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Corinthian Colleges, Inc., the Russell 2000 Index and a Peer Group

*
$100 invested on 6/30/2008 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group	Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group	Date	Corinthian Colleges, Inc.	Russell 2000	Peer Group
6/08	100.00	100.00	100.00	2/10	139.71	93.52	133.69	10/11	16.45	112.61	84.82
7/08	135.66	103.70	121.26	3/10	151.51	101.13	139.53	11/11	22.65	112.20	79.21
8/08	114.30	107.45	120.27	4/10	134.54	106.86	131.93	12/11	18.69	112.94	86.39
9/08	129.20	98.89	112.06	5/10	115.33	98.75	125.51	1/12	26.10	120.92	88.66
10/08	123.00	78.32	126.51	6/10	84.84	91.10	105.70	2/12	38.67	123.81	78.76
11/08	138.50	69.05	136.04	7/10	78.38	97.36	111.79	3/12	35.66	126.99	73.29
12/08	141.00	73.06	134.37	8/10	42.03	90.15	84.38	4/12	33.07	125.03	69.31
1/09	160.90	64.93	144.85	9/10	60.47	101.38	104.78	5/12	23.60	116.75	61.67
2/09	169.68	57.04	131.83	10/10	45.05	105.53	86.65	6/12	24.89	122.58	69.67
3/09	167.53	62.13	138.02	11/10	35.66	109.19	81.01	7/12	17.40	120.88	48.71
4/09	132.64	71.74	118.57	12/10	44.88	117.86	91.73	8/12	17.40	124.91	45.89
5/09	132.47	73.90	112.80	1/11	45.48	117.56	93.02	9/12	20.59	129.01	49.87
6/09	145.82	74.99	132.56	2/11	45.13	124.01	101.36	10/12	23.47	126.22	41.40
7/09	132.99	82.21	128.68	3/11	38.07	127.22	97.12	11/12	19.12	126.89	39.00
8/09	165.12	84.57	128.42	4/11	38.33	130.58	93.67	12/12	21.10	131.41	40.20
9/09	159.86	89.45	139.39	5/11	33.25	128.13	93.87	1/13	21.19	139.63	40.47
10/09	136.61	83.37	118.00	6/11	36.69	125.18	100.91	2/13	18.35	141.17	38.84
11/09	127.65	85.99	120.23	7/11	35.83	120.65	109.75	3/13	18.13	147.69	39.73
12/09	118.60	92.91	125.12	8/11	18.95	110.16	90.09	4/13	17.23	147.15	39.23
1/10	120.59	89.49	125.51	9/11	13.35	97.81	74.74	5/13	22.31	153.03	44.12
								6/13	19.29	152.25	41.38

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations data and the balance sheet data set forth below as of and for each of the 5 years ended June 30, 2013, 2012, 2011, 2010 and 2009 are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of the results that may be expected in the future. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

	Years Ended June 30,
	2013	2012	2011	2010(3)	2009
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues(1)	$1,600,205	$1,581,933	$1,750,734	$1,617,106	$1,185,257

Operating expenses:
Educational services	983,516	955,660	1,022,985	879,186	672,663
General and administrative	165,544	175,572	205,123	192,554	135,747
Marketing and admissions	396,039	391,007	382,903	327,944	267,029
Impairment, facility closing, and severance charges	3,565	15,644	220,058	—	4,324

Total operating expenses	1,548,664	1,537,883	1,831,069	1,399,684	1,079,763

Income (loss) from operations	51,541	44,050	(80,335)	217,422	105,494
Interest income	654	1,772	878	1,069	1,610
Interest expense, net	(5,184)	(9,128)	(8,530)	(5,010)	(2,715)
Other income (expense), net	(23,803)	(11,631)	3,426	4,240	(1,154)

Income (loss) before provision for income taxes	23,208	25,063	(84,561)	217,721	103,235
Provision for income taxes	4,596	7,610	23,492	86,163	40,515

Income (loss) from continuing operations	18,612	17,453	(108,053)	131,558	62,720
Income (loss) from discontinued operations, net of tax	(20,272)	(27,698)	(3,112)	14,413	6,040

Net (loss) income	$(1,660)	$(10,245)	$(111,165)	$145,971	$68,760

Income (loss) per common share—basic:
Income (loss) from continuing operations	$0.22	$0.21	$(1.27)	$1.50	$0.73

(Loss) income from discontinued operations	$(0.24)	$(0.33)	$(0.03)	$0.16	$0.07

Income (loss) per common share—diluted:
Income (loss) from continuing operations	$0.21	$0.20	$(1.27)	$1.48	$0.72

(Loss) income from discontinued operations	$(0.23)	$(0.32)	$(0.03)	$0.17	$0.07

Weighted average number of common shares outstanding:
Basic	85,881	84,982	85,388	87,696	86,121

Diluted	86,868	85,581	85,388	88,707	87,517

	Years Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$41,546	$152,766	$15,022	$204,290	$198,677
Investing activities	(55,206)	(2,899)	(110,660)	(430,787)	(48,794)
Financing activities	(12,138)	(184,429)	(7,074)	275,244	(21,420)
Capital expenditures	(44,061)	(42,196)	(110,660)	(83,488)	(49,525)
Number of colleges/training centers at end of period	111	110	108	102	90
Student population at end of period	81,284	90,794	88,997	103,010	78,581
Starts during the period(2)	106,200	108,841	113,955	125,663	105,672
Balance Sheet Data:
Cash and cash equivalents	$46,596	$72,525	$107,430	$209,419	$160,528
Working capital	34,823	42,041	198,838	151,071	122,367
Total assets	1,028,744	1,073,021	1,204,225	1,389,420	798,871
Long-term debt, net of current portion	123,408	132,653	317,458	299,368	13,895
Long-term capital lease obligations, net of current portion	11,389	12,231	12,976	13,636	14,189
Total stockholders' equity	$570,843	$564,915	$565,067	$691,034	$517,668

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

  Background and Overview

        As of June 30, 2013, we operated 111 colleges with 81,284 students in 25 states and the province of Ontario, Canada. During the fiscal year ended June 30, 2013, the Company had net revenues of $1,600.2 million. Our revenues consist principally of student tuition and fees and are presented as net revenues after adjustments for refunds related to students who do not complete their courses. We recognize revenues pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program.

        Net revenues increased $18.3 million or 1.2% from $1,581.9 million in fiscal 2012 to $1,600.2 million in fiscal 2013. The increase is primarily due to a 3.7% increase in the average revenue rate per student offset partially by a 3.3% decrease in the average student population during the period. The decline in average student population was largely due to the loss of ATB students in the Everest ground schools. The student population varies depending on, among other factors, the number of (i) continuing students at the beginning of a fiscal period, (ii) new student enrollments during the fiscal period, (iii) students who have previously withdrawn but who reenter during the fiscal period, and (iv) graduations and withdrawals during the fiscal period. New student enrollments typically occur several times per month in the diploma-granting colleges. In the degree-granting colleges, the majority of new student starts occur in the first month of each calendar quarter with an additional "mini-start" in the second month of each quarter in most colleges. The tuition charges vary by college depending on the local market, the program level (diploma, associate, bachelor's or master's degree) and the specific curriculum. The majority of students at our colleges rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses.

        Most of our schools in the United States have historically accepted non-high school graduates who can demonstrate an ability to benefit ("ATB students") from the program by passing certain tests which are required by ED. Serving ATB students has historically been part of the Company's mission. However, ATB students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates. Accordingly, given the shift to a 3-year default measurement period and the structural changes in student lending, we stopped enrolling ATB students into our U.S. Everest and WyoTech institutions on September 1, 2010. Due to the success of our default prevention initiatives, we resumed enrolling ATB students on a more limited basis in June 2011. However, the Consolidated Appropriations Act of 2012 eliminated federal student aid eligibility for all students without a "certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate." A student who does not possess a high school diploma, or a recognized equivalent, but who is enrolled in a Title IV eligible program any time prior to July 1, 2012 may be eligible to receive Title IV student assistance after July 1, 2012. As of June 30, 2013, ATB students accounted for approximately 1.4% of total enrollments in our U.S. schools. To help offset the loss of ATB students associated with funding restrictions in the Appropriations Act, we are offering free General Education Development (GED) preparation services to the general public. We currently offer GED services at most of our U.S. campuses. We believe that some portion of students who obtain a GED through one of our schools could potentially enroll in one of our programs or pursue other post-secondary education.

  Critical Accounting Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts on those financial statements. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, insurance/self-insurance, goodwill and intangible assets, deferred taxes, assets and liabilities held for sale, contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

        Our critical accounting estimates are those which we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates is as follows:

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts notes receivable agings and applying various expected loss percentages to student accounts notes receivable categories based upon historical bad debt experience and consideration of the current economic environment. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 19.9% to 22.9% or $19.1 million to $22.0 million would result in a decrease in pre-tax income from continuing operations of $2.8 million for the year ended June 30, 2013. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 25.0% to 28.0% or $30.3 million to $33.9 million would result in a decrease in pre-tax income from continuing operations of $3.6 million for the year ended June 30, 2013.

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

        However, if an institution's former students' default rate on guaranteed loans (the "Cohort Default Rate") equals or exceeds 30% for three consecutive years, the institution may lose participation eligibility in the guaranteed loan program and its students would be denied access to the guaranteed loan program. Our institutions' Cohort Default Rates act as a gatekeeper to their eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federally guaranteed loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels. Rather, if the Cohort Default Rates at a particular institution exceed 30% for three consecutive years under current calculations, the institution's students may lose eligibility to receive federal student financial aid.

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

  Goodwill

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

        Goodwill is tested annually for impairment during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not to be impaired. The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." We perform the goodwill impairment test one level below the operating segment level.

  Fiscal 2013

        At June 30, 2013, we have $205.6 million of goodwill, $197.9 million relating to the Heald reporting unit and $7.7 million relating to the 2013 QuickStart Intelligence Corporation ("QuickStart") acquisition—[See Note 7—Business Acquisitions and Dispositions]. Our fiscal year 2013 annual impairment tests did not result in an impairment charge. However, goodwill impairment assessments of the Heald goodwill related to the Heald acquisition involve significant judgments related to future revenues and earnings. For Heald, we assumed a WACC of 12.1%, revenue growth rates ranging from (3.0)% to 3.4% for fiscal 2014 to 2016 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 12.3%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and less regulatory uncertainty. Although we believe the estimates made are reasonable and supportable in connection with the impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

        Should our stock price remain depressed or decline further, we could incur additional goodwill impairment charges to write-down all or a portion of our goodwill. Additionally, the fair value measure of accounting for financial instruments established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring and entity to develop it's own assumptions. The implied fair value of goodwill was determined using Level 3 inputs included in our discounted cash flow valuation method.

  Fiscal 2012

        Our fiscal year 2012 annual impairment tests did not result in an impairment charge. For Heald, we assumed a WACC of 11.7%, revenue growth rates ranging from (2.4%) to 3.4% for fiscal 2013 to 2015 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 13.6%.

  Fiscal 2011

        During fiscal 2011, we recorded an impairment charge of $203.6 million due to a substantial decline in market capitalization. We believe that regulatory uncertainties, and the potential impact of new regulations, particularly regulations regarding gainful employment, had a sustained negative impact on our stock price, and, consequently, our market capitalization. During the second quarter of fiscal 2011, our market capitalization was below book value of our net assets, which we considered an indicator of impairment. Consequently, we performed an interim impairment test on goodwill and other indefinite-lived intangible assets.

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

        We determined the fair value of the reporting units using an equal weighting of an income approach, based on discounted cash flow ("DCF"), and a market-based approach. The DCF incorporated our cash flow projections and a terminal value. This amount was then discounted using a weighted average cost of capital ("WACC") which considered our costs of debt and equity. We then reconciled the calculated fair value of the reporting units to our market capitalization, including a reasonable premium, as another consideration in assessing fair value.

        In establishing the WACC, consideration is given to specific regulatory risks related to each reporting unit, including the impact of our decision with respect to enrolling "ability to benefit" students. Our cash flow projections incorporate our best estimate of potential future changes related to gainful employment. However, further negative developments in the regulatory environment could impact future assessments and result in impairments of goodwill and other indefinite lived intangible assets. In addition, impairment assessments involve significant judgments related to future revenues and earnings. Although we believe we have made reasonable and supportable estimates in connection with its impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

        We believe the underlying reason for the $203.6 million impairment charge during fiscal 2011 resulted from continued uncertainty in the regulatory environment which resulted in an increase in business risk, particularly in the Everest schools. Accordingly we increased the WACC used in the impairment testing to reflect such risk, which reduced the present value of discounted cash flows and resulted in the impairment charge. The business risk related to the uncertainty in the regulatory environment remains an influence on our stock price. The forecasted operating results continue to reflect the impact of discontinuing the enrollment of ATB students as discussed within the "Background and Overview" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

  Intangible Assets

        Indefinite-lived intangible assets are tested annually or more frequently if circumstances indicate potential impairment, by comparing their fair values to their carrying amounts. To the extent the fair value of an intangible asset is less than its carrying amount, an impairment charge is recorded in the Consolidated Statements of Operations. When testing for impairment, we calculate the present value of its estimates of the future cash flows expected to be received from the assets tested and compares this result to the carrying value of the assets tested. If the resulting amount was below the carrying value of the related assets, we would consider the assets to be impaired and take a charge to write down those assets to fair value.

        The determination of estimated useful lives of definite-lived intangible assets and whether or not intangible assets are impaired involves significant judgment. Although we believe the goodwill and intangible assets are fairly stated, changes in strategy or market conditions could significantly impact these judgments and require adjustments to asset balances.

        Accreditation is required for an institution to be eligible to participate in the federal student financial aid programs. The process of obtaining accreditation and access to Title IV funds is a barrier to entry for the industry. The process of applying for accreditation is a time intensive and expensive process, whereby an institution is required to operate without eligibility to Title IV funds for several years. For the 2013 fiscal year, our institutions derived the majority of their revenues from Title IV programs, and we as a whole derived approximately 84.8% of our net U.S. revenue from Title IV Programs.

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

        For accreditation, the current "as is" scenario derives value from cash flows projected from fiscal 2014 to fiscal 2019, with revenue compound annual growth rates ranging from 2.4% to 6% with discount rates ranging from 14.3% to 34.3%. After the estimated future cash flows for the "as is" and Without scenarios were determined, management calculated their respective present values and then subtracted the present value of the Without scenario from the present value of the "as is" scenario to obtain the estimated fair value of accreditation. The significant assumptions for the Without scenario include revenue compound annual growth rates ranging from 55.1% to 83.6% with discount rates ranging from 14.3% to 34.3%. Using this analysis, at June 30, 2013 the fair value of accreditation exceeded book value by a range of 37.2% to 4,122%.

        We used the Relief from Royalty Method to estimate the fair value of trade names. Under the Relief from Royalty Method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licensed to a third-party. For Heald, we assume a royalty rate of 3% based upon profit split analysis and comparable licensing transactions, a discount rate of 14.3%, a tax rate of 39%, and a terminal growth rate value of 4%. For WyoTech, we assume a royalty rate of 2.0% based upon profit split analysis and comparable licensing transactions, a discount rate of 21.8%, a tax rate of 39% and a terminal growth rate value of 1.5%.

        During the first quarter of fiscal 2012, we considered if any indicators of impairment existed at the balance sheet date. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. We believe that continued regulatory uncertainties, and the potential impact of new regulations have had a sustained negative impact on our stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets related to the WyoTech schools were impaired. The estimated fair values of WyoTech's trade names and accreditation fell below their carrying values of $14.0 million and $2.2 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011. As a result, we recorded an impairment charge of $7.1 million, which reduced the carrying value of WyoTech's trade names to $8.6 million and accreditation to $0.5 million. The impairment charge is reflected in the "Impairment, facility closing and severance charges" caption on the related Consolidated Statements of Operations.

        Amortization expense associated with intangibles was $0.9 million, $0.8 million and $6.6 million for the years ended June 30, 2013, 2012 and 2011, respectively. Curriculum is amortized over a range of five to fifteen years. Student relationships are amortized over eight years. Non-compete agreements are amortized over the related non-compete time period. The total remaining weighted-average amortization period for intangible assets subject to amortization is approximately 6.3 years as of June 30, 2013. Additionally, included in intangible amortization, we recognized non-compete agreement expense totaling approximately $0.1 million, $0.0 million and $0.2 million for the years ended June 30, 2013, 2012 and 2011, respectively.

        Deferred Taxes.    We currently have deferred income tax assets which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income offset by deferred income tax liabilities. We evaluate the realizability of our deferred income tax assets annually. In addition, we review our income tax filing positions quarterly and update our tax contingency reserves as necessary. See Note 11—Income Taxes.

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

        On August 10, 2012, we acquired, through a wholly-owned subsidiary, purchased substantially all of the capital stock of QuickStart Intelligence Corporation ("QuickStart"), which operates eight learning centers in California, Oregon and Washington, and also offers training via online instructions, for $13.3 million in cash, plus $1.6 million for QuickStart's estimated positive working capital at closing.

        On January 9, 2013, we completed the sale of the four Everest schools located in San Francisco, CA, San Jose, CA, Hayward, CA, and Los Angeles, CA to BioHealth College, Inc. The Company paid $2.3 million which consists of negative purchase price of $1.5 million and negative working capital of $0.8 million.

  Results of Operations

        During fiscal year 2013, the Company completed the teach-out of its Arlington, VA; Decatur, GA and Milwaukee, WI, Hialeah, FL; London, Ontario (Canada) and Thunder Bay, Ontario (Canada) campuses.

        Additionally, in fiscal year 2013, the Company completed the sale of the four Everest schools located in San Francisco, CA; San Jose, CA; Hayward, CA and Los Angeles, CA (the "CA Sale Schools") (See Note 6—Business Acquisitions and Dispositions for further details). The CA Sale Schools were put into discontinued operations in fiscal year 2012.

        During fiscal year 2012, the Company announced that the two WyoTech schools located in Sacramento, CA and Daytona Beach, FL were available for sale. As of June 30, 2013, the campuses were not sold. As a result of the lack of acceptable offers, the Company decided to continue operations in Daytona Beach, FL and the Company taught-out the Sacramento, CA campus.

        Accordingly, the Company had no significant continuing involvement with these locations after the respective sale or teach-outs were completed. The results of operations for the sale or teach-out schools are reflected within discontinued operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated. Daytona Beach, FL results are reflected within continuing operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated.

        During fiscal year 2012, the Company completed the teach-out of the Ft. Lauderdale, FL and Chicago, IL campuses. The Company had no significant continuing involvement with these locations after the respective sale or teach-outs were completed. The results of operations for the teach-out schools are reflected within discontinued operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated.

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

        The following table summarizes our operating results as a percentage of net revenues for the periods indicated.

	Years Ended June 30,
	2013	2012	2011
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Educational services	61.5	60.4	58.4
General and administrative	10.3	11.1	11.7
Marketing and admissions	24.7	24.7	21.9
Impairment, facility closing, and severance charges	0.2	1.0	12.6

Total operating expenses	96.7	97.2	104.6
Income (loss) from operations	3.3	2.8	(4.6)
Interest income	—	0.1	0.1
Interest expense, net	(0.3)	(0.6)	(0.5)
Other expense, net	(1.5)	(0.7)	0.2

Income (loss) from continuing operations before provision for income taxes	1.5	1.6	(4.8)
Provision for income taxes	0.3	0.5	1.3

Income (loss) from continuing operations	1.2	1.1	(6.1)
Loss from discontinued operations, net of tax	(1.3)	(1.8)	(0.2)

Net loss	(0.1)%	(0.7)%	(6.3)%

  Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

        Net Revenues.    Net revenues increased $18.3 million or 1.2% from $1,581.9 million in fiscal 2012 to $1,600.2 million in fiscal 2013. The increase is primarily due to a 3.7% increase in the average revenue rate per student offset partially by a 3.3% decrease in the average student population during the period. The decline in average student population was largely due to the loss of ATB students in the Everest ground schools. At June 30, 2013, student population decreased 10.5% to 81,284 compared with 90,794 at June 30, 2012. Total student starts decreased 2.4% to 106,200 for the year ended June 30, 2013 when compared to the prior year.

        Educational Services.    Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses increased $27.9 million or 2.9% from $955.7 million in fiscal 2012 to $983.6 million in fiscal 2013. As a percentage of net revenues, educational services expenses increased from 60.4% of net revenues in fiscal 2012 to 61.5% of net revenues in fiscal 2013. The increase was primarily due to to increased bad debt expense. Bad debt expense amounted to $65.4 million and 4.1% of net revenues in fiscal 2013 compared to $50.7 million and 3.2% of net revenues in fiscal 2012.

        General and Administrative.    General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $10.1 million or 5.8% from $175.6 million in fiscal 2012 to $165.5 million in fiscal 2013. As a percentage of net revenues, general and administrative expenses decreased from 11.1% in fiscal 2012 to 10.3% in fiscal 2013. The decrease is primarily due to continued cost savings measures.

        Marketing and Admissions.    Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $5.0 million or 1.3% from $391.0 million in fiscal 2012 to $396.0 million in fiscal 2013. As a percentage of net revenues, marketing and admissions expenses was 24.7% in both fiscal 2012 and 2013. The increase was primarily attributable to an increase in advertising costs due to an increase in advertising spend per start offset by a decrease in compensation expense. The total cost per start increased $137 or 3.8% from $3,592 in fiscal 2012 to $3,729 in fiscal 2013.

        Impairment, Facility Closing and Severance Charges.    Impairment, Facility Closing and Severance Charges decreased from $15.6 million in fiscal 2012 to $3.6 million in fiscal 2013. In fiscal 2012 we incurred intangible asset impairment charges of $7.1 million and severance of $8.5 million. During fiscal 2013, we incurred severance charges of $3.6 million.

        Provision for Income Taxes.    We recorded a tax provision of $4.6 million on our pretax income from continuing operations of $23.2 million for an effective tax rate of 19.8% in fiscal 2013 compared to a $7.6 million tax provision on our $25.1 million pretax income from continuing operations and effective rate of 30.4% in fiscal 2012. The effective tax rate in fiscal 2013 includes $1.0 million of benefits from return to provision adjustments associated with meals and entertainment deductions, tax credits, and state loss carrybacks. In addition, the 2013 effective rate includes $1.1 million of benefits from releases of FIN48 reserves from statute expirations and an additional $0.9 million of benefits from adjustments to Canadian loss carryovers. Excluding the $3.0 million of tax benefit, the effective tax rate in fiscal 2013 was 32.7%. The effective tax rate in fiscal 2012 includes return to provision adjustments associated with prior year meals and entertainment deductions and tax credit carryovers. Excluding the $2.0 million of tax benefits from return to provision adjustments related to prior year meals and entertainment deductions and tax credit carryovers, the effective tax rate in fiscal 2012 was 38.3%.

  Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

        Net Revenues.    Net revenues decreased $168.8 million, or 9.6%, from $1,750.7 million in fiscal 2011 to $1,581.9 million in fiscal 2012. The decrease is primarily due to a 7.6% decrease in the average revenue rate per student and a 2.2% decrease in the average student population during the period. The decline in average student population was largely due to our decision to limit the enrollment of ATB students beginning in fiscal 2011. At June 30, 2012, student population was 90,794 compared with 88,997 at June 30, 2011. Total student starts decreased 4.5% to 108,841 for the year ended June 30, 2012 when compared to the prior year.

        Educational Services.    Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy, supplies expenses, bad debt expense and other educational related expenses. Educational services expenses decreased $67.3 million, or 6.6%, from $1,023.0 million in fiscal 2011 to $955.7 million in fiscal 2012. As a percentage of net revenues, educational services expenses increased from 58.4% of net revenues in fiscal 2011 to 60.4% of net revenues in fiscal 2012. The decrease in educational services expense was primarily due to decreases in compensation expense and bad debt expense. The increase in costs as a percentage of net revenues was a result of lower net revenues which resulted in a lower level of utilization of our staff and facilities in fiscal 2012 as compared to fiscal 2011. As the costs of operating our facilities are largely fixed in nature, this lower level of capacity utilization negatively affects educational services expenses as a percentage of net revenues. Bad debt expense amounted to $50.7 million and 3.2% of net revenues in fiscal 2012 compared to $92.4 million and 5.3% of net revenues in fiscal 2011. The improvement in bad debt was primarily the result of continued efficiencies in packaging students with financial aid as a result of bringing the processing in-house.

        General and Administrative.    General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $29.5 million, or 14.4%, from $205.1 million in fiscal 2011 to $175.6 million in fiscal 2012. The decrease is primarily due to continued cost savings measures. As a percentage of net revenues, general and administrative expenses were 11.7% and 11.1% in fiscal 2011 and fiscal 2012, respectively.

        Marketing and Admissions.    Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $8.1 million, or 2.1%, from $382.9 million in fiscal 2011 to $391.0 million in fiscal 2012. As a percentage of net revenues, marketing and admissions expenses increased from 21.9% in fiscal 2011 to 24.7% in fiscal 2012. The increase was primarily attributable to an increase in advertising spend per start offset partially by a decrease in compensation expense. The total cost per start increased $232 or 6.9% from $3,360 in fiscal 2011 to $3,592 in fiscal 2012.

        Impairment, Facility Closing and Severance Charges.    Impairment, Facility Closing and Severance Charges decreased from $220.1 million in fiscal 2011 to $15.6 million in fiscal 2012. During fiscal 2011 we incurred a goodwill impairment charge of $203.6 million, severance of $9.6 million and recorded an impairment loss of $6.9 million related to the sale of a portion of our portfolio of student loans. During fiscal 2012 we incurred intangible asset impairment charges of $7.1 million and severance of $8.5 million.

        Provision for Income Taxes.    We recorded a tax provision of $7.6 million on our $25.1 million in pretax loss from continuing operations for an effective rate of 30.4% in fiscal 2012 compared to a negative effective tax rate of 27.8% in fiscal 2011. The change in our 2011 effective tax rate was due to $146.0 million of goodwill impairment which was not deductible for tax. Excluding the impairment charge related to non-deductible goodwill, the effective tax rate for fiscal 2011 was 38.2%. The effective tax rate in fiscal 2012 includes return to provision adjustments associated with prior year meals and entertainment deductions and tax credit carryovers. Excluding the $2.0 million of tax benefits from return to provision adjustments related to prior year meals and entertainment deductions and tax credit carryovers, the effective tax rate in fiscal 2012 was 38.3%.

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

  Liquidity and Capital Resources

        On May 17, 2012, we entered into a Fourth Amended and Restated Credit Agreement (the "Credit Facility") with Bank of America, N.A., which replaced the credit facility that was set to expire in October 2012. The Credit Facility, which expires July 1, 2015, provides aggregate commitments including borrowings and letters of credit of up to $145 million, of which $135 million is a domestic facility, and $10 million is a Canadian facility. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $7.5 million for Canadian letters of credit. The Credit Facility is secured by guaranties from the Company and each of its subsidiaries, as well as a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries, including real property.

        The following table summarizes the terms of the Credit Facility and its status as of June 30, 2013:

Borrowing limit	$145 million
Interest Rate	At the Company's discretion, the base ("prime") rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company's Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings at June 30, 2013	$116.1 million.
Weighted Average Interest Rate at June 30, 2013	4.7%
Outstanding letters of credit at June 30, 2013	$23.9 million domestic, $4.6 million Canadian.

        The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education ("ED") financial responsibility composite score. With respect to the requirement that we maintain a composite score of no less than 1.5, ED's determination that our fiscal 2011 score was 0.9 could be considered an event of default under on the Credit Facility. We provided our lenders with the letter from ED to us dated August 16, 2013, and they have granted a waiver for fiscal 2011 (the "Waiver"). As of June 30, 2013, we were in compliance with all of the covenants (after giving effect to the Waiver).

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

        Working capital amounted to $34.8 million as of June 30, 2013 and $42.0 million as of June 30, 2012 and the current ratio was 1.1:1 in fiscal 2013 and 1.1:1 in fiscal 2012. Average daily borrowings outstanding amounted to approximately $35.9 million in fiscal 2013, $102.4 million in fiscal 2012 and $203.3 million in fiscal 2011. The increase in working capital compared to June 30, 2012 is primarily due to a decrease in accrued expenses, liabilities held for sale, and prepaid tuition, and an increase in prepaid expenses, partially offset by a decrease in accounts receivable and deferred income taxes.

        Cash flows provided by operating activities amounted to $41.5 million in fiscal 2013 compared to $152.8 million in fiscal 2012 and to $15.0 million in fiscal 2011. The decrease in cash provided by operating activities in fiscal 2013 compared to fiscal 2012 was primarily due to a decrease in cash provided by working capital of $138.5 million. The change in working capital was primarily due to the timing of cash receipts and payments. Included in cash flows from operating activities are $(23.5) million, $(0.9) million, and $0.2 million of net cash (used in) provided by operating activities related to discontinued operations for fiscal 2013, 2012 and 2011 respectively.

        Cash flows used in investing activities amounted to $55.2 million in fiscal 2013, $2.9 million in fiscal 2012 and $110.7 million in fiscal 2011. The increase in cash used in investing activities during fiscal 2013 compared to fiscal 2012 is attributable to payments of $11.1 million related to the acquisition of Quickstart and $39.3 million in net cash received in 2012 related to the sale-leaseback transaction.

        Capital expenditures amounted to $44.1 million in fiscal 2013, $42.2 million in fiscal 2012 and $110.7 million in fiscal 2011. Capital expenditures were incurred to build, relocate, remodel and enlarge campuses. During fiscal 2013, we incurred capital expenditures to build one new campus and to enlarge or remodel 13 campuses. During fiscal 2012, we incurred capital expenditures to build 2 new campuses, relocate one campus and to enlarge or remodel 7 campuses. During fiscal 2011, we incurred capital expenditures to build five new campuses, relocate one campus and to enlarge or remodel 6 campuses. Capital expenditures of approximately $9.8 million, $10.4 million and $19.3 million were incurred to purchase and to develop software in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The capital expenditures related to discontinued operations for fiscal 2013, 2012 and 2011 were $0.5 million, $1.1 million, and $7.5 million, respectively.

        Cash flows used in financing activities amounted to $12.1 million in fiscal 2013, $184.4 million in fiscal 2012, and $7.1 million in fiscal 2011. During fiscal 2013, cash used in financing activities consisted of a net repayment of borrowings of $7.4 million and net proceeds from borrowing under student notes receivable sale agreement of $5.8 million, partially offset by proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $1.1 million. During fiscal 2012, cash used in financing activities consisted of a net repayment of borrowings of $195.4 million and deferred fees for new line of credit of $2.7 million, partially offset by net proceeds from borrowings under student notes receivable sale agreement of $13.0 million, and proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $0.7 million. During fiscal 2011, cash used in financing activities consisted of a $25.0 million treasury stock purchase, partially offset by net proceeds from borrowings of $16.5 million, and proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $1.4 million.

        Historically, we had developed several third party loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as "discount loans," since we incurred a portion of the default risk related to these student loans by taking a discount on the disbursement from the third party. By accepting a reduced payment for these discounted loans from the servicing providers, we were not at risk for the amounts agreed to by the students and the service providers and we were not entitled to any proceeds collected by the service providers in excess of the reduced payment amount. Therefore we had recorded this discount as a reduction to revenue.

        In fiscal 2008, we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students. In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. ("Genesis"). Under this Genesis program we paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program we then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. From the initiation of the Genesis program to its cessation in fiscal 2012, we acquired all of the loans that originated. Therefore, we are exposed to any credit defaults by students but retains all amounts collected from the students under this program. We estimate loans funded under the Genesis discount loan program, net of refunds, were approximately $48.4 million for fiscal 2012. There have been no loans funded under the Genesis discount loan program during fiscal year 2013.

        On June 29, 2011, we entered into a loan origination agreement, as amended with ASFG, LLC ("ASFG") for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775 million of new student loans through June 2015. Under this agreement, an unaffiliated bank makes private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, we completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $192.7 million and $125.3 million for the fiscal years ending June 30, 2013 and 2012, respectively. Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $318.0 million.

        The ASFG loan program has characteristics similar to the previous third party "discount loan" programs. As with the previous third party discount loan programs, under the ASFG program we pay an upfront discount to ASFG for any notes purchased by ASFG. We record the upfront discount as a deferred charge and amortize the charge as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we have guaranteed to purchase any of the student notes from ASFG on which no payment has been made for over 90 days. We have applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse obligation is in addition to the discount paid to ASFG and is based upon the ultimate anticipated loan performance under the ASFG loan program. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $29.6 million and $29.4 million as of June 30, 2013 and June 30, 2012, respectively.

        The recourse liability is established at the inception of the guarantee. Upon recourse we will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse obligation. The net recourse obligation consists of a net short-term liability and a net long-term receivable. The receivable, pursuant to a tuition loan program agreement, that will be paid to us as ASFG receives student payments in excess of the initial principal balance, less discount paid. The receivable and recourse obligation are reported as a net short-term and net long-term amount to reflect the legal right of offset. The net short-term recourse obligation related to the loans funded under the ASFG program at June 30, 2013 and 2012 was a net liability of $31.1 million, and $29.4 million, respectively, net of recourse paid. The net short-term recourse obligation at June 30, 2013 and June 30, 2012 is recorded within accrued expenses within the Consolidated Balance Sheets. The net long-term recourse receivable related to loans funded under the ASFG program at June 30, 2013 and 2012 was a net asset of $44.7 million and $21.6 million, respectively. The net long-term recourse receivable is recorded within deposits and other assets within the Consolidated Balance Sheets. We estimate loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

        Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $168.4 million, $121.7 million and $0 million for fiscal years ended June 30, 2013, 2012 and 2011, respectively.

        Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $80.8 million, $51.2 million and $0 million for fiscal years ended June 30, 2013, 2012 and 2011, respectively.

        Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $39.1 million, $4.7 million and $0 million for fiscal years ended June 30, 2013, 2012 and 2011, respectively.

        Net revenues recognized related to the ASFG program, net of discount expense, have been $102.0 million, $36.2 million and $0 million, for the fiscal years ended June 30, 2013, 2012, and 2011, respectively; cash flows have been a net inflow (outflow) of $45.2 million, $57.1 million and $(6.0) million for fiscal years ended June 30, 2013, 2012 and 2011, respectively, excludes proceeds from loan sales.

        Included within the Consolidated Statement of Operations, under the caption "Other (expense) income, net," for fiscal years ended June 30, 2013, 2012 and 2011 is net other (loss) income of $(24.8) million, $(11.7) million and $3.3 million, associated with the student notes program, respectively.

Genesis Program

        The other (expense) income, net primarily reflects the interest income, loan origination fees, and costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes ($(7.3) million) million, $(5.5) million and $3.3 million associated with the Genesis notes program, for fiscal years ended June 30, 2013, 2012 and 2011, respectively.

ASFG Program

        The other (expense) income, net primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. We defer and recognize program structuring and management fees over the program length. All other fees are charged to expense as incurred. For fiscal years ended June 30, 2013, 2012 and 2011, respectively, there was net other expense of $17.5 million million, $6.2 million and $0 million associated with the ASFG notes program. Total program structuring and management fees paid to ASFG, over the life of the program as of June 30, 2013 have been $18.0 million, of which $9.9 million are deferred as of June 30, 2013. Program fees paid to ASFG during fiscal years ended June 30, 2013, 2012 and 2011, respectively, are $3.3 million, $8.7 million and $6.0 million. Total program fees expected to be incurred over the program length are expected to be $8 to $10 million per year in incremental cost above those historically incurred under the Genesis program.

        We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures through fiscal 2014.

  Off-Balance Sheet Arrangements and Contractual Obligations

        As of June 30, 2013, future minimum cash payments due under contractual obligations, including our credit agreement, borrowings under student notes receivable sale agreement, and non-cancelable operating and capital lease agreements, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Long-Term Debt(1)	$116,073	$—	$—	$116,073	$—	$—	$—
Borrowings under student notes receivable sale agreement	7,110	1,841	5,269	—	—	—	—
Other Debt	4,085	2,260	550	945	330
Capital Lease Obligations	18,967	2,070	2,070	2,070	2,116	2,131	8,510
Operating Lease Obligations	675,965	122,172	98,821	87,902	77,437	69,160	220,473

Total	$822,200	$128,343	$106,710	$206,990	$79,883	$71,291	$228,983

(1)
Long-term debt consists of a revolving credit facility. The related obligations of $116.1 million do not reflect interest amounts due under the credit facility. See Note 8 for additional information related to the Company's credit facility.

        ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for the program portion related to those funds. In addition, all Title IV Program funds received by our schools through electronic funds transfer are subject to certain holding period restrictions. These funds are also deposited into a separate account until the restrictions are satisfied. As of June 30, 2013, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held have not significantly affected our ability to fund daily operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

        Interest Rate Exposure.    As of June 30, 2013, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility in the aggregate amount of $116.1 million and capital lease obligations of $12.2 million, and (ii) student notes receivable, net, in the aggregate amount of $90.7 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

        Foreign Currency Exposure.    A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar. Our investment in our foreign operations as of June 30, 2013 was a deficit of approximately CAD $32.0 million and we had borrowings outstanding under the credit facility of approximately CAD $5.2 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements of the Company and its subsidiaries are included below on pages 68 - 107 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Corinthian Colleges, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corinthian Colleges, Inc. and subsidiaries at June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corinthian Colleges, Inc. and subsidiaries internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated September 3, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

September 3, 2013

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of June 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,596	$72,525
Accounts receivable, net of allowance for doubtful accounts of $19,104 and $17,879 at June 30, 2013 and June 30, 2012, respectively	76,890	96,802
Student notes receivable, net of allowance for doubtful accounts of $7,979 and $20,776 at June 30, 2013 and June 30, 2012, respectively	23,971	26,779
Deferred income taxes	28,960	37,242
Prepaid expenses and other current assets	109,650	100,909
Assets held for sale	—	5,055

Total current assets	286,067	339,312
PROPERTY AND EQUIPMENT, net	229,531	251,821
OTHER ASSETS:
Goodwill	205,593	197,875
Other intangibles, net	180,800	174,098
Student notes receivable, net of allowance for doubtful accounts of $22,282 and $59,252 at June 30, 2013 and June 30, 2012, respectively	67,000	76,300
Deposits and other assets	54,732	28,997
Deferred income taxes	5,021	4,618

TOTAL ASSETS	$1,028,744	$1,073,021

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,239	$24,184
Accrued expenses	113,967	147,866
Prepaid tuition	107,134	109,755
Current portion of capital lease obligations	803	710
Current portion of long-term debt	4,101	3,380
Liabilities held for sale	—	11,376

Total current liabilities	251,244	297,271
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	11,389	12,231
LONG-TERM DEBT, net of current portion	122,792	132,653
DEFERRED INCOME TAXES	16,036	4,959
OTHER LONG-TERM LIABILITIES	56,440	60,992
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 92,357 shares issued and 86,183 shares outstanding at June 30, 2013 and 91,352 shares issued and 85,178 shares outstanding at June 30, 2012	9	9
Additional paid-in capital	258,831	251,425
Treasury stock	(56,368)	(56,368)
Retained earnings	366,098	367,758
Accumulated other comprehensive income	2,273	2,091

Total stockholders' equity	570,843	564,915

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,028,744	$1,073,021

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2013	2012	2011
NET REVENUES	$1,600,205	$1,581,933	$1,750,734

OPERATING EXPENSES:
Educational services (including bad debt expense of $65,869, $50,683 and $92,408 for the years ended June 30, 2013, 2012 and 2011, respectively)	983,516	955,660	1,022,985
General and administrative	165,544	175,572	205,123
Marketing and admissions	396,039	391,007	382,903
Impairment, facility closing and severance charges	3,565	15,644	220,058

Total operating expenses	1,548,664	1,537,883	1,831,069

INCOME (LOSS) FROM OPERATIONS	51,541	44,050	(80,335)
Interest income	654	1,772	878
Interest expense (net of capitalized interest of $267, $625, and $2,003 for the years ended June 30, 2013, 2012 and 2011, respectively)	(5,184)	(9,128)	(8,530)
Other (expense) income net	(23,803)	(11,631)	3,426

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	23,208	25,063	(84,561)
Provision for income taxes	4,596	7,610	23,492

INCOME (LOSS) FROM CONTINUING OPERATIONS	18,612	17,453	(108,053)
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $12,321, $17,150 and $1,589 for the years ended June 30, 2013, 2012 and 2011, respectively	(20,272)	(27,698)	(3,112)

NET LOSS	$(1,660)	$(10,245)	$(111,165)

INCOME (LOSS) PER SHARE—BASIC:
Income (loss) from continuing operations	$0.22	$0.21	$(1.27)
Loss from discontinued operations	(0.24)	(0.33)	(0.03)

Net loss	$(0.02)	$(0.12)	$(1.30)

INCOME (LOSS) PER SHARE—DILUTED:
Income (loss) from continuing operations	$0.21	$0.20	$(1.27)
Loss from discontinued operations	(0.23)	(0.32)	(0.03)

Net loss	$(0.02)	$(0.12)	$(1.30)

Weighted average number of common shares outstanding:
Basic	85,881	84,982	85,388

Diluted	86,868	85,581	85,388

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	2013	2012	2011
Net loss	$(1,660)	$(10,245)	$(111,165)
Other comprehensive income:
Foreign currency translation adjustment	63	430	819
Post-retirement benefits, net of taxes	119	120	120

Other comprehensive income	182	550	939

Comprehensive loss	$(1,478)	$(9,695)	$(110,226)

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings		Stockholders' Equity
Balance at June 30, 2010	90,386	$9	$232,623	$(31,368)	$489,168	$602	$691,034
Net loss	—	—	—	—	(111,165)	—	(111,165)
Foreign currency translation	—	—	—	—		819	819
Other post employment benefit adjustment	—	—	—	—	—	120	120
Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	400	—	(1,020)	—	—	—	(1,020)
Treasury stock repurchase				(25,000)			(25,000)
Stock based compensation expense	—	—	10,279		—	—	10,279

Balance at June 30, 2011	90,786	$9	$241,882	$(56,368)	$378,003	$1,541	$565,067

Net loss	—	—	—	—	(10,245)	—	(10,245)
Foreign currency translation	—	—	—	—		430	430
Other post employment benefit adjustment	—	—	—	—	—	120	120
Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	566	—	624	—	—	—	624
Stock based compensation expense	—	—	8,919	—	—	—	8,919

Balance at June 30, 2012	91,352	$9	$251,425	$(56,368)	$367,758	$2,091	$564,915

Net loss	—	—	—	—	(1,660)	—	(1,660)
Foreign currency translation	—	—	—	—		63	63
Other post employment benefit adjustment	—	—	—	—	—	119	119
Issuance of common stock from employee stock purchase plan and exercise of stock options, including tax benefit	1,005	—	(156)	—	—	—	(156)
Stock based compensation expense	—	—	7,562	—	—	—	7,562

Balance at June 30, 2013	92,357	$9	$258,831	$(56,368)	$366,098	$2,273	$570,843

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, for continuing and discontinued operations)

	Years Ended June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,660)	$(10,245)	$(111,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,324	73,165	78,589
Stock based compensation	7,562	8,919	10,279
Deferred income taxes	15,406	(10,888)	1,929
Loss on disposal of assets	1,227	1,027	1,321
Impairment charge	4,404	17,998	210,455
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	23,801	69,422	(72,556)
Student notes receivable, net	12,108	(25,973)	(10,521)
Prepaid expenses and other assets	(34,330)	(34,179)	(18,328)
Accounts payable	650	(47,751)	2,811
Accrued expenses and other liabilities	(31,926)	37,728	(21,014)
Income taxes payable	—	—	(9,256)
Prepaid tuition	(15,556)	86,125	(46,639)
Other long-term liabilities	(4,464)	(12,582)	(883)

Net cash provided by operating activities	41,546	152,766	15,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(44,061)	(42,196)	(110,660)
Proceeds (repayment) from sale-leaseback transaction	—	39,297	—
Payments made in connection with business acquisitions, net of cash acquired	(11,145)	—	—

Net cash used in investing activities	(55,206)	(2,899)	(110,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	177,451	186,161	457,150
Principal repayments on capital lease obligations and long-term debt	(184,852)	(381,603)	(440,643)
Proceeds from borrowing under student notes receivable sale agreements	8,683	17,576	—
Principal repayments on borrowing under student notes receivable sale agreements	(14,523)	(4,625)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,103	727	1,419
Deferred financing fees	—	(2,665)	—
Purchase of treasury stock	—	—	(25,000)

Net cash used in financing activities	(12,138)	(184,429)	(7,074)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(131)	(343)	723

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,929)	(34,905)	(101,989)
CASH AND CASH EQUIVALENTS, beginning of period	72,525	107,430	209,419

CASH AND CASH EQUIVALENTS, end of period	$46,596	$72,525	$107,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for:
Income taxes	$9,963	$9,040	$(55,852)

Interest paid, net of capitalized interest	$(2,780)	$(6,064)	$(7,604)

The accompanying notes are an integral part of these consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Note 1—Description of the Business and Summary of Significant Accounting Policies

  Description of the Business

        Corinthian Colleges, Inc. (the "Company"), a Delaware corporation, was formed in October 1996 during a reorganization transaction with a predecessor company which was accounted for as a recapitalization.

        As of June 30, 2013, the Company operated 97 colleges in 25 states and 14 colleges in the Ontario, Canada province in the for-profit, post-secondary education industry. All of the Company's U.S. schools are accredited and grant either diplomas or degrees (associate's, bachelor's and master's) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. The Company also offers an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company's schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students in the United States rely on funds received from federal financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

  Fair Value of Financial Instruments

        The carrying value of cash and cash equivalents approximates fair value at June 30, 2013 and 2012. In addition, the carrying value of all borrowings approximates fair value at June 30, 2013 and 2012. The student notes receivable balances are presented within current and non-current assets on the consolidated balance sheets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

  Accounts Receivable and Related Allowance for Doubtful Accounts

        Accounts receivable represent non-interest bearing trade receivables due from students. The amounts are expected to be settled with Title IV funds or other sources of financing within twelve months. These balances are unsecured and not guaranteed by any third party.

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable agings and applying various expected loss percentages to certain aged balances based upon historical bad debt experience and consideration of the current economic environment. The Company will write-off accounts receivable balances deemed uncollectible.

        The Company offers a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed.

  Student Notes Receivable and Related Allowance for Doubtful Accounts

        Student notes receivable represent student loans extended pursuant to a promissory note or retail installment contract that contain specific repayment terms and conditions and generally cannot be discharged in bankruptcy. These balances are also unsecured and not guaranteed by any third party.

        Student notes receivable represents loans that have maturity dates that generally range between 12 to 60 months from the loan origination date but can have terms as long as 15 years depending on amounts borrowed. The average interest rate on all outstanding loans is 9.1% as of June 30, 2013. Interest income is recognized on the effective interest method. Origination fees are recognized over the weighted average loan life. Interest income and origination fees are recorded within other (income) expense net within the Consolidated Statements of Operations. Revenues related to the issuance of such notes are recognized over the student's applicable course or program period at the net amount expected to be collected on such notes. Adjustments to our estimate of collectability of the notes are recorded as an adjustment to discount expense within revenue.

        Generally, a student notes receivable balance is charged off once it reaches greater than 180 days past due. Student notes receivables are recognized on the Company's Consolidated Balance Sheets as they are earned over the course of a student's program and/or term, and therefore cash collections are not applied against specifically dated transactions. The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The note reserve methodology is reviewed semi-annually during the second and fourth quarters or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a change is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues.

  Property and Equipment

        Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Furniture and equipment	7 years
Computer hardware and software	3 - 10 years
Leasehold improvements	Shorter of useful life or term of lease
Buildings (owned)	39 years

  Internal Software Development Costs

        The Company capitalizes certain internal software development costs in accordance with accounting guidance which states that costs are amortized using the straight-line method over the estimated lives of the software. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Maintenance and repairs are expensed as incurred. The unamortized computer software costs which are included within the Property and Equipment caption of the Consolidated Balance Sheets were $60.9 million and $63.0 million at June 30, 2013 and 2012, respectively. The total amount of amortization expense related to capitalized computer software costs recognized within operating expenses on the Consolidated Statements of Operations was $9.0 million, $8.5 million, and $6.6 million at June 30, 2013, 2012, and 2011, respectively.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

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

        Goodwill is tested annually for impairment during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not to be impaired. The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The Company performs the goodwill impairment test one level below the operating segment level.

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

JUNE 30, 2013

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

  Accumulated Other Comprehensive Income

        The cumulative translation adjustment balance for the total operations of the Company included within other comprehensive income is $2.4 million, $2.4 million, and $2.0 million as of June 30, 2013, 2012 and 2011, respectively. The cumulative other post-employment benefit deferred tax balance for the total operations of the Company included within other comprehensive income is a (loss) of ($0.2) million, ($0.3) million, and ($0.4) million as of June 30, 2013, 2012 and 2011, respectively.

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

        Students attending the Company's institutions enroll in either (i) diploma programs, which cover a specific area of training over a discrete length of time (averaging nine months for such programs, including any externships) or (ii) "courses" leading to an associate's, bachelor's or master's degree. Costs of "programs" or credit hours for "courses" are clearly identified in the Company's enrollment agreements. At the start of each student's respective "program" or "course" of study leading to a degree, the student executes an enrollment agreement which specifies the field of study, the expected length of study, and the cost of the program or course. The Company recognizes revenue from tuition and fees on a straight-line basis over the relevant period attended by the student of the applicable

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

course or program of study. If a student withdraws from an institution, the Company ceases recognition of revenue and the paid but unearned portion of the student's tuition is refunded. Additionally, to ensure the delivery of education has occurred, either attendance is taken or academic events are monitored at appropriate intervals to ensure that the student is completing his or her respective field of study within the acceptable time period.

  Educational Services

        Educational services include the direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy and supplies expenses, bad debt expense, and other educational related expenses.

  Marketing and Admissions

        Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Advertising costs are charged to expense as incurred except for brochures and media production costs. The brochures and media production costs are recorded as prepaid expenses and charged to expense as consumed or upon the first airing of the advertisement, respectively. Advertising expenses amounted to approximately $177.7 million, $166.4 million, and $153.4 million for the years ended June 30, 2013, 2012 and 2011, respectively.

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

  Post Retirement Benefit Obligation

        The Company provides certain post-retirement benefits to a limited number of its previous employees and their families, which the Company recognizes the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. As of June 30, 2013 and 2012, the post-retirement benefit obligation of $1.8 million was recorded within other long-term liabilities within the Consolidated Balance Sheets.

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

JUNE 30, 2013

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

  Segment Information

        The Company's operations are managed in a single reportable operating segment. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2013	2012	2011
	(In thousands)
Revenues from unaffiliated customers
U.S. operations	$1,540,593	$1,517,827	$1,687,296
Canadian operations	59,612	64,106	63,438

Consolidated	$1,600,205	$1,581,933	$1,750,734

Long-lived assets
U.S. operations	$730,098	$721,377
Canadian operations	12,579	12,332

Consolidated	$742,677	$733,709

        No one customer accounted for more than 10% of the Company's consolidated revenues or receivables. Revenues are attributed to regions based on the location of customers.

  New Accounting Pronouncements

        Pursuant to the Company's adoption of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income and Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, the Company elected to present separate consolidated statements of comprehensive income.

        In January 2013, the FASB issued Accounting Standards Update No 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). The objective of ASU 2013-01 is to clarify the scope for all entities with financial instruments subject to a master netting arrangement or similar agreement that may have been affected by recent offsetting disclosure requirements. This

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

guidance becomes effective for the Company beginning in fiscal 2014 and the adoption of this standard is not expected to have a material impact on its consolidated financial statements or notes thereto.

        In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance becomes effective for the Company beginning in fiscal 2015 and the adoption of this standard is not expected to have a material impact on its consolidated financial statements or notes thereto.

        Additionally, The Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") are working on joint convergence projects to address accounting differences between GAAP and International Financial Reporting Standards ("IFRS") in order to support their commitment to achieve a single set of high-quality global accounting standards. One of the projects under deliberation includes accounting for leases. If enacted in its current draft form, the Company anticipates that the lease accounting proposal could impact on our consolidated financial statements; however the FASB's standard-setting process is ongoing and until new standards have been finalized and issued, the Company cannot quantify and determine the impact on its consolidated financial statements that may result from such future changes.

        There have been no other new accounting pronouncements that are expected to have a significant impact on the Company's consolidated financial statements or notes thereto.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 1—Description of the Business and Summary of Significant Accounting Policies (Continued)

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

Note 2—Discontinued Operations

  Fiscal 2013

        During fiscal year 2013, the Company completed the teach-out of its Arlington, VA; Decatur, GA Milwaukee, WI; Hialeah, FL; London, Ontario (Canada) and Thunder Bay, Ontario (Canada) campuses.

        Additionally, in fiscal year 2013, the Company completed the sale of the four Everest schools located in San Francisco, CA; San Jose, CA; Hayward, CA and Los Angeles, CA (the "CA Sale Schools") (See Note 6-Business Acquisitions and Dispositions for further details). The CA Sale Schools were put into discontinued operations in fiscal year 2012.

        During fiscal year 2012, the Company announced that the two WyoTech schools located in Sacramento, CA and Daytona Beach, FL were available for sale. As of June 30, 2013, the campuses were not sold. As a result of the lack of acceptable offers, the Company decided to continue operations in Daytona Beach, FL and the Company taught-out the Sacramento, CA campus.

        The Company had no significant continuing involvement with these locations after the respective sale or teach-outs were completed. The results of operations for the sale or teach-out schools are reflected within discontinued operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated. Daytona Beach, FL results are reflected within continuing operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated.

  Fiscal 2012

        During fiscal year 2012, the Company completed the teach-out of the Ft. Lauderdale, FL and Chicago, IL campuses. The Company had no significant continuing involvement with these locations after the respective sale or teach-outs were completed. The results of operations for the teach-out schools are reflected within discontinued operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 2—Discontinued Operations (Continued)

  Fiscal 2011

        During fiscal year 2011, the Company completed the teach-out of its Fife, WA and Toronto (Central), Ontario (Canada) campuses. The Company had no significant continuing involvement with these locations after the respective sale or teach-outs were completed. The results of operations for the teach-out schools are reflected within discontinued operations in the Company's Consolidated Statements of Operations for all periods presented, unless otherwise stated.

	For the fiscal years ending June 30,
	2013	2012	2011
	(in thousands)
Total Discontinued Operations
Net revenue	$36,941	$76,164	$121,881

Loss before income tax, including estimated loss on disposal	(32,593)	(44,848)	(4,700)
Income tax benefit	(12,321)	(17,150)	(1,589)

Total net loss from discontinued operations	$(20,272)	$(27,698)	$(3,112)

        Combined summary of assets and liabilities held for sale at June 30, 2013 and 2012 are as follows:

	As of June 30,
	2013	2012
	(in thousands)
Assets
Current Assets:
Accounts receivable, net of allowance for doubtful accounts of $0 and $358 at June 30, 2013 and 2012, respectively	$—	$2,509
Prepaids & other current assets	—	—

Total Current Assets	—	2,509
Property and equipment, net	—	2,546
Deposits & other assets	—	—

Total Assets	$—	$5,055

Liabilities
Current Liabilities:
Accrued expenses	$—	$419
Prepaid tuition	—	10,957

Total Current Liabilities	—	11,376
Other long-term liabilities	—	—

Total Liabilities	$—	$11,376

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 3—Detail of Selected Balance Sheet Accounts

        Prepaid expenses and other current assets consist of the following:

	As of June 30,
	2013	2012
	(In thousands)
Income tax refund receivable	$27,787	$15,755
Prepaid ASFG program structure and management fees	9,942	11,234
Prepaid rent and facilities	8,505	8,514
Prepaid advertising	6,819	7,746
Course material	867	2,668
Prepaid Genesis notes program non-cash interest expense and boarding fees	2,042	5,886
Prepaid discount	29,555	29,441
Other	24,133	19,665

Prepaid expenses and other current assets	$109,650	$100,909

        Deposits and other assets consist of the following:

	As of June 30,
	2013	2012
	(In thousands)
Net long-term recourse receivable	$44,696	$21,600
Other	10,036	7,397

	$54,732	$28,997

        Property and equipment consist of the following:

	As of June 30,
	2013	2012
	(In thousands)
Furniture and equipment	$203,459	$185,174
Computer hardware and software	198,033	229,239
Leasehold improvements	215,429	193,893
Land	2,098	2,098
Buildings	38,454	38,454

	657,473	648,858
Less—accumulated depreciation and amortization	(427,942)	(397,037)

	$229,531	$251,821

        Depreciation expense associated with property and equipment was $63.3 million, $72.4 million and $72.0 million for the years ended June 30, 2013, 2012 and 2011, respectively. The amortization for leasehold improvements included in that amount, is approximately $15.7 million, $18.0 million and $19.5 million for the years ended June 30, 2013, 2012 and 2011, respectively. The gross cost of assets

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 3—Detail of Selected Balance Sheet Accounts (Continued)

recorded under capital building leases, included above, totaled approximately $16.6 million for both years ended June 30, 2013 and 2012. The accumulated amortization related to these assets is approximately $8.8 million and $6.9 million as of June 30, 2013 and 2012, respectively. The amortization expense associated with these capital lease assets is included in total depreciation expense.

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

        Accrued expenses consist of the following:

	As of June 30,
	2013	2012
	(In thousands)
Accrued advertising	$9,026	$21,241
Accrued compensation and related liabilities	59,892	79,277
Net short-term recourse obligation	31,100	29,383
Other	13,949	17,965

	$113,967	$147,866

Note 4—Goodwill and Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill for the years ended June 30, 2013 and 2012 were as follows (in thousands):

	As of June 30,
	2013	2012
Beginning goodwill balance	$197,875	$197,875
Acquisitions/Adjustments	7,718	—
Impairment	—	—

Ending goodwill balance	$205,593	$197,875

        At June 30, 2013 and 2012 the accumulated impairment losses associated with acquired goodwill were $203.6 million.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 4—Goodwill and Intangible Assets (Continued)

  Fiscal 2013

        At June 30, 2013, the Company has $205.6 million of goodwill; $197.9 million relates to the Heald reporting unit and $7.7 million relates to the 2013 QuickStart Intelligence Corporation ("QuickStart") acquisition—[See Note 7—Business Acquisitions and Dispositions]. The Company's fiscal year 2013 annual impairment tests did not result in an impairment charge. However, goodwill impairment assessments of the goodwill related to the Heald acquisition involve significant judgments related to future revenues and earnings. For Heald, the Company assumed a weighted average cost of capital ("WACC") of 12.1%, revenue growth rates ranging from (3.0%) to 3.4% for fiscal 2014 to 2016 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 12.3%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ability to benefit ("ATB") students and to regulatory uncertainty. Although the Company believes the estimates made are reasonable and supportable in connection with the impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

        Should the Company's stock price remain depressed or decline further, the Company could incur additional goodwill impairment charges to write-down all or a portion of its goodwill. Additionally, the fair value measure of accounting for financial instruments established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring and entity to develop it's own assumptions. The implied fair value of goodwill was determined using Level 3 inputs included in the Company's discounted cash flow valuation method.

  Fiscal 2012

        The Company's fiscal year 2012 annual impairment tests did not result in an impairment charge. For Heald, the Company assumed a WACC of 11.7%, revenue growth rates ranging from (2.4%) to 3.4% for fiscal 2013 to 2015 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 13.6%.

  Fiscal 2011

        During fiscal 2011, the Company recorded an impairment charge of $203.6 million due to a substantial decline in market capitalization. Management believes that regulatory uncertainties, and the potential impact of new regulations, particularly regulations regarding gainful employment, had a sustained negative impact on the Company's stock price, and, consequently, the Company's market capitalization. During the second quarter of fiscal 2011, the Company's market capitalization was below book value of the Company's net assets, which the Company considered an indicator of impairment. Consequently, the Company performed an interim impairment test on goodwill and other indefinite-lived intangible assets.

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

JUNE 30, 2013

Note 4—Goodwill and Intangible Assets (Continued)

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

        The Company determined the fair value of the reporting units using an equal weighting of an income approach, based on discounted cash flow ("DCF"), and a market-based approach. The DCF incorporated the Company's cash flow projections and a terminal value. This amount was then discounted using a WACC which considered our costs of debt and equity. The Company then reconciled the calculated fair value of the reporting units to the Company's market capitalization, including a reasonable premium, as another consideration in assessing fair value.

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

        The magnitude of the impairment charge is partially driven by changes in the difference between the carrying value and the fair value of accreditation. Prior to the adoption of SFAS No. 141, "Business Combinations" in July 1, 2002 the Company did not allocate value to other indefinite-lived assets. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying amounts, regardless of acquisition date. Accordingly, the impairment test allocates fair value to indefinite-lived intangible assets acquired prior to July 1, 2002 that were never assigned carrying value. This assignment of value to these indefinite-lived intangible assets for valuation purposes resulted in additional goodwill impairment as a carrying value was not allocated to these assets at the date of acquisition.

        The average WACC, terminal growth rate, and revenue growth rate used to determine the fair value of the reporting units that incurred goodwill impairment at December 31, 2010 were 21.0%, 1.8%, and 3.6%, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 4—Goodwill and Intangible Assets (Continued)

Intangible Assets

        Other intangibles, net consist of the following:

	As of June 30,
	2013	2012
	(In thousands)
Other Intangibles:
Non-amortizable intangibles:
Accreditation	$107,043	$107,043
Trade names	69,900	66,100

Non-amortizable intangibles	$176,943	$173,143

Amortizable intangibles, gross:
Curriculum	$19,010	$19,010
Other	3,840	—

Amortizable intangibles	$22,850	$19,010
Less—accumulated amortization-curriculum	(18,518)	(18,055)
Less—accumulated amortization-other	(475)	—

Amortizable intangibles, net	$3,857	$955

Other Intangibles, net:	$180,800	$174,098

        The Company's fiscal year 2013 annual impairment test of indefinite-lived intangible assets did not result in an impairment charge.

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

        The Company determines the fair value of its reporting units using an equal weighting of an income approach, based on discounted cash flow ("DCF"), and a market-based approach. The DCF incorporates the Company's cash flow projections and a terminal value. This amount is then discounted using a weighted average cost of capital ("WACC") which considers the Company's costs of debt and equity. The Company then reconciles the calculated fair value of our reporting units to its market capitalization, including a reasonable premium, as another consideration in assessing fair value.

        In establishing the WACC, consideration is given to specific regulatory risks related to each reporting unit, including lower risk of Heald relative to the Everest schools resulting from less exposure

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 4—Goodwill and Intangible Assets (Continued)

to ATB students and to regulatory uncertainty. The Company's cash flow projections incorporate its best estimate of potential future changes related to the regulatory environment. However, further negative developments in the regulatory environment could impact future assessments and result in impairments of goodwill and other indefinite lived intangible assets. In addition, impairment assessments involve significant judgments related to future revenues and earnings. Although the Company believes it has made reasonable and supportable estimates in connection with its impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

        For accreditation, the current "as is" scenario derives value from cash flows projected from fiscal 2014 to fiscal 2019, with revenue compound annual growth rates ranging from 2.4% to 6% with discount rates ranging from 14.3% to 34.3%. After the estimated future cash flows for the "as is" and Without scenarios were determined, management calculated their respective present values and then subtracted the present value of the Without scenario from the present value of the "as is" scenario to obtain the estimated fair value of accreditation. The significant assumptions for the Without scenario include revenue compound annual growth rates ranging from 55.1% to 83.6% with discount rates ranging from 14.3% to 34.3%. Using this analysis, at June 30, 2013 the fair value of accreditation exceeded book value by a range of 37.2% to 4,122%.

        The Company used the Relief from Royalty method to estimate the fair value of trade names. Under the Relief from Royalty Method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licensed to a third-party. For Heald, the royalty rate of 3% based upon profit split analysis and comparable licensing transactions, a discount rate of 14.3%, a tax rate of 39%, and a terminal growth rate value of 4%. For WyoTech, the royalty rate of 2.0% based upon profit split analysis and comparable licensing transactions, a discount rate of 21.8%, a tax rate of 39% and a terminal growth rate value of 1.5%.

        During the first quarter of fiscal 2012, the Company considered if any indicators of impairment existed at the balance sheet date. Consequently, the Company performed an interim impairment test on goodwill and other indefinite lived intangible assets. The Company believes that continued regulatory uncertainties, and the potential impact of new regulations have had a sustained negative impact on our stock price and current fair value. While the results of the interim impairment test did not indicate an impairment of goodwill, it did indicate that the fair value of certain intangible assets related to the WyoTech schools were impaired. The estimated fair values of WyoTech's trade names and accreditation fell below their carrying values of $14.0 million and $2.2 million, respectively, primarily due to the decline in market capitalization and the associated increase in the discount rate assumption compared to June 30, 2011. As a result, the Company recorded an impairment charge of $7.1 million, which reduced the carrying value of WyoTech's trade names to $8.6 million and accreditation to $0.5 million. The impairment charge is reflected in the "Impairment, facility closing and severance charges" caption on the related Consolidated Statements of Operations.

        Amortization expense associated with intangibles was $1.0 million, $0.8 million and $6.6 million for the years ended June 30, 2013, 2012 and 2011, respectively. Curriculum is amortized over a range of five to fifteen years. Student relationships are amortized over eight years. Non-compete agreements are amortized over the related non-compete time period. The total remaining weighted-average

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 4—Goodwill and Intangible Assets (Continued)

amortization period for intangible assets subject to amortization is approximately 6.3 years as of June 30, 2013. Additionally, included in intangible amortization, the Company recognized non-compete agreement expense totaling approximately $0.1 million, $0.0 million and $0.2 million for the years ended June 30, 2013, 2012 and 2011, respectively.

        As of June 30, 2013, estimated future amortization expense is as follows (in thousands)

2014	$986
2015	568
2016	465
2017	450
2018	450
Thereafter	938

Total	$3,857

Note 5—Accounts Receivable

        Accounts receivable, net consist of the following as of June 30:

	2013	2012
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$95,994	$114,681
Less allowance for doubtful accounts	(19,104)	(17,879)

Accounts receivable, Net	$76,890	$96,802

        The following table summarizes the activity in the accounts receivable allowance for doubtful accounts for fiscal years 2011, 2012 and 2013:

	Balance at Beginning of Year	Charged to Statement of Operations	Deductions	Balance at End of Year
	(In thousands, continuing and discontinued operations)
Allowance for doubtful accounts
Accounts receivable:
Year ended June 30, 2011	$27,533	$99,937	$(100,970)	$26,500
Year ended June 30, 2012	26,500	54,944	(63,207)	18,237
Year ended June 30, 2013	$18,237	$71,140	$(70,273)	$19,104

        Generally, a student receivable balance is written off once it reaches greater than 180 days past due.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 6—Student Notes Receivable

Loan Programs

        Historically, the Company had developed several third party loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that the Company pays a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. The Company has historically referred to these types of loans as "discount loans," since the Company incurred a portion of the default risk related to these student loans by taking a discount on the disbursement from the third party. By accepting a reduced payment for these discounted loans from the servicing providers, the Company was not at risk for the amounts agreed to by the students and the service providers and the Company is not entitled to any proceeds collected on loan repayments by the service providers in excess of the reduced payment. Therefore the Company had recorded this discount as a reduction to revenue.

        In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students. In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. ("Genesis"). Under this Genesis program the Company paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program the Company then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. From the initiation of the Genesis program to its cessation in fiscal 2012, the Company acquired all of the loans that originated. Therefore, the Company is exposed to any credit defaults by students but retains all amounts collected from the students under this program. The Company estimates loans funded under the Genesis discount loan program, net of refunds, were approximately $48.4 million for fiscal 2012. There have been no loans funded under the Genesis discount loan program during fiscal year 2013.

        On June 29, 2011, the Company entered into a loan origination agreement, as amended with ASFG, LLC ("ASFG") for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775 million of new student loans through June 2015. Under this agreement, an unaffiliated bank makes private education loans to eligible students and, subsequently, sells those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, the Company completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $192.7 million and $125.3 million for the fiscal years ending June 30, 2013 and 2012, respectively. Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $318.0 million.

        The ASFG loan program has characteristics similar to the previous third party "discount loan" programs. As with the previous third party discount loan programs, under the ASFG program the Company pays an upfront discount to ASFG for any notes purchased by ASFG. The Company records the upfront discount as a deferred charge and amortizes the charge as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 6—Student Notes Receivable (Continued)

discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company has guaranteed to purchase any of the student notes from ASFG on which no payment has been made for over 90 days. The Company has applied historical loan performance experience to estimate and record the ultimate loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse obligation is in addition to the discount paid to ASFG and is based upon the ultimate anticipated loan performance under the ASFG loan program. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $29.6 million and $29.4 million as of June 30, 2013 and June 30, 2012, respectively.

        The recourse liability is established at the inception of the guarantee. Upon recourse the Company will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and a reduction to the recourse obligation. The net recourse obligation consists of a net short-term liability and a net long-term receivable. The receivable, pursuant to a tuition loan program agreement, will be paid to the Company as ASFG receives student payments in excess of the initial principal balance, less discount paid. The receivable and recourse obligation are reported as a net short-term and net long-term amount to reflect the legal right of offset. The net short-term recourse obligation related to the loans funded under the ASFG program at June 30, 2013 and 2012 was a net liability of $31.1 million and $29.4 million, respectively, net of recourse paid. The net short-term recourse obligation at June 30, 2013 and June 30, 2012 is recorded within accrued expenses within the Consolidated Balance Sheets. The net long-term recourse receivable related to loans funded under the ASFG program at June 30, 2013 and 2012 was a net asset of $44.7 million and $21.6 million, respectively. The net long-term recourse receivable is recorded within deposits and other assets within the Consolidated Balance Sheets. The Company estimates loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, the Company's maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

        Typically, the repayment terms on student notes receivable are 12 months for each $1,000 of notes balance. The average student note balance is $2,500 for all outstanding loans. The majority of loans within student notes receivable contain repayment terms of 60 months or less. Loan balances vary by program and by student, and are a function of program cost and student financial aid eligibility. The average interest rate on all outstanding loans is 9.1% as of June 30, 2013.

Sales of Financing Receivables

  Non-Recourse Sales

        During the fourth quarter of fiscal 2011, the Company sold to ASFG, on a non-recourse basis, part of its current portfolio of student loans with a face value of approximately $31 million for proceeds of $24.3 million. The Company incurred a loss of approximately $6.9 million associated with the sale of these loans.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 6—Student Notes Receivable (Continued)

  Recourse Sales

        During the first quarter of fiscal 2012, the Company sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. During fiscal 2012 the Company received an advance of $10.1 million related to the sale, which has been recorded as debt on the Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2012. The remaining $6.7 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of June 30, 2013 and June 30, 2012, ASFG had collected $7.9 million and $4.7 million, respectively, in payments related to this sale and the remaining obligation is approximately $2.1 million and $5.4 million, respectively.

        During the fourth quarter of fiscal 2012, the Company sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of June 30, 2013 and June 30, 2012, respectively, the Company received an advance of $7.5 million related to the sale, which has been recorded as debt on the Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2012. The remaining $17.5 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of June 30, 2013 and June 30, 2012, ASFG had collected $5.8 million and $0 million, respectively, in payments related to this sale and the remaining obligation is approximately $1.7 million and $7.5 million, respectively.

        During the first quarter of fiscal 2013, the Company sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of June 30, 2013, the Company received an advance of $8.7 million related to the sale, which has been recorded as debt on the Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2013. The remaining $20.3 million of purchase price will be paid to the Company as ASFG receives student payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of June 30, 2013 ASFG had collected $5.5 million in payments related to this sale and the remaining obligation is approximately $3.2 million.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 6—Student Notes Receivable (Continued)

Student notes receivable balance, allowance and delinquency detail

        Student notes receivable, net consist of the following as of June 30:

	2013	2012
	(In thousands)
Student notes receivable:
Student notes receivable, Gross	$121,232	$183,107
Less allowance for doubtful accounts	(30,261)	(80,028)

Student notes receivable, Net	$90,971	$103,079

        The following table summarizes the activity in the student notes receivable allowance for doubtful accounts for fiscal years 2011, 2012 and 2013:

	Balance at Beginning of Year	Charged to Statement of Operations	Deductions	Balance at End of Year
	(In thousands, continuing and discontinued operations)
Allowance for doubtful accounts
Student notes receivable:
Year ended June 30, 2011	$64,219	$70,759	$(57,132)	$77,846
Year ended June 30, 2012	77,846	70,959	(68,777)	80,028
Year ended June 30, 2013	$80,028	$38	$(49,805)	$30,261

        The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 25.0% to 28.0% or $30.3 million to $33.9 million would result in a decrease in pre-tax income from continuing operations of $3.6 million as of June 30, 2013. Recoveries for all periods presented are not material.

        As of June 30, 2013, the delinquency status of gross student notes recievable was as follow (in thousands):

Current	$67,771
1 - 90	16,721
91 - 120	3,085
120 - 269	19,051
270+	14,604

TOTAL	$121,232

        Student note receivables are recognized on the Company's consolidated balance sheets as they are earned over the course of a student's program and/or term, and therefore cash collections are not applied against specifically dated transactions.

        The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The note reserve methodology is reviewed semi-annually during the second and

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 6—Student Notes Receivable (Continued)

fourth quarters or earlier in the year upon the occurence of certain events or substantive changes in circumstances that indicate a change me methodology is warranted. Delinquency is the main factor of determining if a loan is impaired, as loans are charged off after 270 days delinquency. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during fiscal years 2013, 2012 and 2011, respectively. In fiscal years 2013, 2012 and 2011, respectively, the Company charged-off $49.8 million, $68.8 million and $57.1 million of Genesis notes, net of recoveries. The charge-offs are recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance. Recoveries for all periods presented are not material.

	June 30, 2013		June 30, 2012
	Student Notes	Allowance for student notes receivable losses	Student Notes	Allowance for student notes receivable losses
	(In thousands)
Collectively evaluated for impairment	$113,928	$(30,261)	$182,190	$(80,028)
Acquired loans with deteriorated credit quality	7,304	—	917	—

Total	$121,232	(30,261)	183,107	(80,028)

        Included within the Consolidated Statement of Operations, under the caption "Other (expense) income, net," for fiscal years ended June 30, 2013, 2012 and 2011 is net other (loss) income of $(24.8) million, $(11.7) million and $3.3 million, associated with the student notes program, respectively.

Genesis Program

        The other (expense) income, net primarily reflects the interest income, loan origination fees, and costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other (expense) income includes $(7.3) million, $(5.5) million and $3.3 million associated with the Genesis notes program, for fiscal years ended June 30, 2013, 2012 and 2011, respectively.

ASFG Program

        The other (expense) income, net primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. The Company defers and recognizes program structuring and management fees over the program length. All other fees are charged to expense as incurred. For fiscal years ended June 30, 2013, 2012 and 2011, respectively, there was net other expense of $17.5 million, $6.2 million and $0 million associated with the ASFG notes program. Total program structuring and management fees paid to ASFG, over the life of the program as of June 30, 2013 have been $18.0 million, of which $9.9 million are deferred as of June 30, 2013. Program fees paid to ASFG during fiscal years ended June 30, 2013, 2012 and 2011, respectively, are $3.3 million, $8.7 million and $6.0 million. Total program fees expected to be incurred over the program length are expected to be $8 to $10 million per year in incremental cost above those historically incurred under the Genesis program.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 6—Student Notes Receivable (Continued)

        Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $168.4 million, $121.7 million and $0 million for fiscal years ended June 30, 2013, 2012 and 2011, respectively.

        Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $80.8 million, $51.2 million and $0 million for fiscal years ended June 30, 2013, 2012 and 2011, respectively.

        Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $39.1 million, $4.7 million and $0 million for fiscal years ended June 30, 2013, 2012 and 2011, respectively.

        Net revenues recognized related to the ASFG program have been $102.0 million, $36.2 million and $0 million, net of discount expense; cash flows have been a net inflow (outflow) of $45.2 million, $57.1 million and $(6.0) million for fiscal years ended June 30, 2013, 2012 and 2011, respectively, excludes proceeds from loan sales.

Note 7—Business Acquisitions and Dispositions

  Acquisition

        Effective July 31, 2012, the Company, through a wholly-owned subsidiary, purchased substantially all of the capital stock of QuickStart pursuant to a Stock Purchase Agreement for $11.6 million, net of $3.3 million of cash acquired. The QuickStart acquisition yielded $7.7 million of goodwill and $7.6 million of identifiable intangibles. The identifiable intangibles acquired include trade names of $3.8 million, student relationships of $3.6 million, and non-compete contracts of $0.2 million which will be amortized over their estimated useful lives.

        QuickStart is a corporate training company that provides short-term instruction to IT professionals on Microsoft, Cisco and other software. QuickStart currently operates through eight learning centers in California, Oregon and Washington, and also offers training via online instruction. Its results are included in the Consolidated Financial Statements from the date of acquisition and do not materially impact the Consolidated Financial Statements. We have adopted QuickStart's courses into certain of our existing colleges to provide additional sources of non-Title IV revenue to assist in compliance with ED's 90/10 rule.

  Disposition

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 8—Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations consist of the following:

	June 30, 2013	June 30, 2012
	(In thousands)
Credit facility obligations, with interest at 4.7% at June 30, 2013 and 4.0% at June 30, 2012	$116,073	$123,082
Borrowings under student notes receivable sale agreement(1)	7,110	12,951
Capital lease obligations	12,192	12,941
Other debt	3,710	—

	139,085	148,974
Less—current portion of credit facility obligations	—	—
Less—current portion of borrowings under student notes receivable sale agreement(1) and other debt	(4,101)	(3,380)
Less—current portion of capital lease obligations	(803)	(710)

	$134,181	$144,884

(1)
See Note 6, Student Notes Receivable for further discussion.

        The Company leases certain facilities under capital leases, which require monthly lease payments of approximately $0.2 million. The leases have interest rates ranging from 7.5% to 11.7% and expire on various dates through March, 2027.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 8—Long-Term Debt and Capital Lease Obligations (Continued)

        Principal payments due under the long-term debt arrangements and future minimum lease payments under the capital lease obligations discussed above are as follows:

Fiscal Years Ending June 30,	Capital Lease Obligations	Borrowings Under Student Notes Receivable Sale Agreement(1)	Other Debt	Credit Facility Obligations	Total
	(In thousands)
2014	$2,070	$1,841	$2,260	$—	$6,171
2015	2,070	5,269	550	—	7,889
2016	2,070	—	945	116,073	119,088
2017	2,116	—	330	—	2,446
2018	2,131	—	—	—	2,131
Thereafter	8,510	—	—	—	8,510

	18,967	7,110	4,085	116,073	146,235
Less—portion representing interest	(6,775)	—	(375)	—	(7,150)

Present value of minimum lease payments	12,192	7,110	3,710	116,073	139,085
Less—current portion	(803)	(1,841)	(2,260)	—	(4,904)

Total	$11,389	$5,269	$1,450	$116,073	$134,181

(1)
The Company received $8.7 million and $17.6 million of proceeds from ASFG related to the sale of notes during fiscal years 2013 and 2012, respectively. The recourse provisions of the sale prevent the Company from derecognizing the underlying notes sold. Accordingly, the proceeds have been recorded as debt on the Consolidated Balance Sheets. The debt and underlying student notes will be derecognized as ASFG receives principal payments. As of June 30, 2013 and June 30, 2012, the remaining obligations are approximately $7.1 million and $13.0 million, respectively. The Company has classified the debt between short-term and long-term in proportion to the classification of the related student notes receivable.

        On May 17, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Credit Facility") with Bank of America, N.A., which replaced the credit facility that was set to expire in October 2012. The amended Credit Facility, which expires July 1, 2015, provides aggregate commitments including borrowings and letters of credit of up to $145 million, of which $135 million is a domestic facility, and $10 million is a Canadian facility. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $7.5 million for Canadian letters of credit. The Credit Facility is secured by guaranties from the Company and each of its subsidiaries, as well as a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries, including real property, and the stock of the Company's operating subsidiaries.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 8—Long-Term Debt and Capital Lease Obligations (Continued)

  The following table summarizes the terms of the Credit Facility and its status as of June 30, 2013:

Borrowing limit	$145 million
Interest Rate	At the Company's discretion, the base ("prime") rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company's Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings at June 30, 2013	$116.1 million.
Weighted Average Interest Rate at June 30, 2013	4.7%
Outstanding letters of credit at June 30, 2013	$23.9 million domestic, $4.6 million Canadian.

        The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education ("ED") financial responsibility composite score. With respect to the requirement that the Company maintain a composite score of no less than 1.5, ED's determination that the Company's fiscal 2011 score was 0.9 could be considered an event of default under the Credit Facility. The Company provided its lenders with the letter from ED dated August 16, 2013, and they have granted a waiver for fiscal 2011 (the "Waiver"). As of June 30, 2013, the Company was in compliance with all of the covenants (after giving effect to the Waiver).

Note 9—Common Stockholders' Equity

  Preferred Stock

        The Company is authorized to issue 500,000 shares of preferred stock. As of June 30, 2013 and 2012, there were no outstanding shares of preferred stock.

  Common Stock

        The Company's issued and outstanding common stock is entitled to one vote per share on all matters.

        Effective November 20, 2003, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of common stock with a par value of $0.0001 per share to a total of 120,000,000 shares.

  Employee Stock Purchase Plan

        In August 2000, the Company adopted the Corinthian Colleges, Inc. Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees, as defined by the plan to include such criteria as length of employment, are permitted to purchase shares of common stock at a price equal to 90% of the fair market value on the first or last day, whichever is lower, of each six month

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 9—Common Stockholders' Equity (Continued)

offering period. A total of 2,000,000 shares of common stock were initially reserved for sale under the ESPP. Effective August 16, 2012, the ESPP was amended and restated to increase the maximum number of shares of Common Stock that may be issued under the ESPP from 2,000,000 to 6,000,000. Additionally, under the amended and restated ESPP, the Company can grant new awards under the ESPP until August 15, 2020. At June 30, 2013, employees had purchased 1,998,216 shares and 4,001,784 shares were still available for purchase under the ESPP.

  Stock Options and Restricted Stock Units ("RSUs")

        The Company maintains the Corinthian Colleges, Inc. 1998 Performance Award Plan, as amended, (the "1998 Plan"), which has been approved by the Company's stockholders. On November 20, 2003, the Company's stockholders approved the Company's 2003 Performance Award Plan, amendments and restatements of which were approved by the Company's stockholders on November 17, 2005 and November 15, 2010 and November 15, 2011 (as amended and restated, the "2003 Plan"), which authorized the issuance by the Company of up to the sum of (a) 20,550,000 additional shares of the Company's Common Stock, plus (b) the number of any shares subject to stock options granted under the 1998 Plan which expire or for any reason are canceled or terminated without being exercised after the adoption of the 2003 Plan, plus (c) the number of any shares subject to stock options granted under the 2004 Plan which expire or for any reason are canceled or terminated without being exercised after the termination of the 2004 Plan. When the 2003 Plan was approved by the Company's stockholders, the Company's ability to grant new awards under the 1998 Plan terminated, but did not affect awards then outstanding under the 1998 Plan. On November 17, 2004, the Company's Board of Directors also approved the Company's 2004 New Hire Plan (the "2004 Plan") (the 1998 Plan, the 2003 Plan and the 2004 Plan are collectively referred to as the "Plans"), which authorized the issuance of up to 265,000 additional shares of the Company's Common Stock, but only as an inducement material to the award recipient's entering into employment with the Company and only if the recipient was not previously an employee or director of the Company (or following a bona fide period of non-employment). When the 2003 Plan amendment and restatement was approved in November 2005, a resolution was passed by the Board of Directors that terminated the Company's ability to grant new awards under the 2004 Plan, but did not affect awards then outstanding under the 2004 Plan.

        As of June 30, 2013, the number of stock options, stock units, stock appreciation rights or other common stock-based securities available for future grant to directors, officers, employees and other eligible persons were 3,104,689 under the 2003 Plan. Options granted under the Plans were issued at exercise prices ranging from $1.89 - $33.83 per share and have expiration dates not longer than 10 years. RSUs can be settled only by delivery of the Company's Common Stock. Options and RSUs generally vest over a period of 1 to 4 years.

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

JUNE 30, 2013

Note 9—Common Stockholders' Equity (Continued)

change and different assumptions are employed in future periods, the stock-based compensation expense that the Company records may differ from what was recorded in the previous period.

        Stock-based compensation expense of $7.6 million, $8.9 million and $10.3 million (pre-tax) were recorded for fiscal years 2013, 2012 and 2011, respectively. The tax benefit related to stock-based compensation recognized in fiscal 2013, 2012 and 2011, was $3.0 million, $3.6 million and $4.1 million, respectively.

        The impact of stock-based compensation (net of tax) for basic EPS is $0.05, $0.06 and $0.07 for fiscal years 2013, 2012 and 2011, respectively. The impact of stock-based compensation (net of tax) for diluted EPS is $0.05, $0.06 and $0.07 for fiscal years 2013, 2012 and 2011, respectively.

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

	Fiscal Year Ended June 30,
	2013	2012	2011
Risk-free rate	0.7%	0.9%	1.6%
Expected years until exercise	4.5 years	4.4 years	4.7 years
Expected stock volatility	98.1%	74.5%	56.7%
Expected forfeiture rate	23.4%	23.7%	14.0%
Expected dividend rate	—	—	—

        A summary of the status of the Company's stock options is presented below:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2012	10,564	$12.91
Stock options granted during the year	2,015	2.26
Stock options exercised	—	—
Forfeitures or expired	(948)	15.85

Outstanding at June 30, 2013	11,631	10.82	3.1	$458

Exercisable at June 30, 2013	8,221	$14.26	2.1	$153

        The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $2.24 as of the end of fiscal 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

        The weighted-average fair value of stock options granted during fiscal 2013, 2012 and 2011 was $1.60, $1.08, and $2.24 per share, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 9—Common Stockholders' Equity (Continued)

        As of June 30, 2013, there was $6.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during fiscal year fiscal 2013, 2012 and 2011, was $7.2 million, $8.5 million and $9.7 million, respectively.

        During fiscal year 2013, the Company issued no shares in connection with the exercise of stock options. The stock options exercisable at June 30, 2013, 2012 and 2011 were 8,221,054, 7,682,172, and 7,493,844 respectively.

        During fiscal 2013, the Company granted 2,226,082 RSUs with a weighted average fair value of $2.23. As of June 30, 2013, there were 3,357,551 RSUs outstanding.

  Shares Reserved for Future Issuance

        At June 30, 2013, the Company has reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of the ESPP and future issuances of stock options under the 2003 Plan:

Fiscal Year Ended June 30, 2013
(in thousands)
Reserved for ESPP stock	4,002
Reserved for stock options and RSUs outstanding and available for grant	3,105

Total	7,107

Note 10—Weighted Average Number of Common Shares Outstanding

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

        The table below reflects the calculation of the weighted average number of common shares outstanding used in computing basic and diluted net income per common share:

	Fiscal Years Ended June 30,
	2013	2012	2011
	(In thousands)
Basic common shares outstanding	85,881	84,982	85,388
Effects of dilutive securities:
Stock options and restricted stock units	987	599	—

Diluted common shares outstanding	86,868	85,581	85,388

        The Company had 15.0 million, 12.4 million, and 11.3 million shares that were anti-dilutive for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 10—Weighted Average Number of Common Shares Outstanding (Continued)

        During July 2010, the Company's Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. The Company plans to repurchase shares on the open market or in private transactions from time to time, depending on the company's cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of June 30, 2013 the Company had repurchased 3,917,200 shares at an average price of $6.38 under this program during fiscal year 2011. No shares were repurchased in fiscal years 2013 or 2012.

        From November 2006 through May 2007, the Company purchased 2,256,600 shares at a total cost of $31.4 million at an average price of $13.90 per share under a previous stock repurchase agreement.

Note 11—Income Taxes

        Geographic sources of income (loss) from continuing operations before income tax are as follows:

	Fiscal Years Ended June 30,
	2013	2012	2011
	(In thousands)
U.S. operations	$20,022	$26,827	$(36,472)
Canadian operations	3,186	(1,764)	(48,089)

Total income (loss) from continuing operations before income taxes	$23,208	$25,063	$(84,561)

        The components of the income tax provision from continuing operations are as follows:

	Fiscal Years Ended June 30,
	2013	2012	2011
	(In thousands)
Current provision
Federal	$(12,641)	$15,785	$11,361
State	571	(171)	6,626

	(12,070)	15,614	17,987

Deferred provision
Federal	20,963	(4,734)	9,546
State	(2,951)	(2,216)	(3,992)
Foreign	(1,346)	(1,054)	(49)

	16,666	(8,004)	5,505

Total provision for income taxes	$4,596	$7,610	$23,492

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 11—Income Taxes (Continued)

        Actual income tax provision differs from the income tax provision from continuing operations computed by applying the U.S. federal statutory tax rate of 35% for fiscal 2013, 2012 and 2011 to income before provision for income taxes as follows:

	Fiscal Years Ended June 30,
	2013	2012	2011
	(In thousands)
Provision at the statutory rate	$8,122	$8,772	$(29,596)
State income tax provision, net of federal benefit	(434)	695	2,003
Permanent items	705	955	1,465
Change in unrecognized tax benefits	(1,089)	217	(677)
Goodwill write-down	—	—	48,416
Foreign taxes	(271)	75	2,840
State tax and credits	(962)	(1,972)	—
State refund claim	—	(902)	—
State rate change	—	709	—
Canadian loss carryover	(921)	—	—
Other	(554)	(939)	(959)

	$4,596	$7,610	$23,492

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 11—Income Taxes (Continued)

        The components of the Company's deferred tax asset and liability are as follows:

	As of June 30,
	2013	2012
	(In thousands)
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$7,324	$7,901
Accrued vacation	6,791	9,594
State taxes	(4,000)	(2,348)
Workers' compensation accrual	2,733	2,604
Notes receivable allowance for doubtful accounts	3,042	8,096
Prepaids	(2,935)	(4,207)
Bonus accrual	4,458	7,780
NOL	4,342	—
Other	7,205	7,822

Current deferred tax asset	28,960	37,242
Non-current deferred tax asset (liability):
Deferred rent	259	320
Depreciation	4,816	4,377
Other	(54)	(79)

Non-current deferred tax asset	5,021	4,618

Notes receivable allowance for doubtful accounts	9,549	24,315
Stock compensation cost	16,828	15,523
Deferred rent	11,856	7,619
Accrued rent	10,059	10,532
Depreciation	(18,830)	(20,375)
Acquisition intangibles	(41,518)	(28,883)
Capital assets	(15,085)	(17,644)
NOL	5,729	—
Other	5,376	3,954

Non-current deferred tax liability	(16,036)	(4,959)

Net Deferred Tax Asset	$17,945	$36,901

        The Company has acquired various companies which had net operating loss carryovers at acquisition. As of June 30, 2013, the Company has federal and state net operating loss carry forwards of approximately $12.4 million and $75.6 million, respectively. The federal and state loss carry forwards begin to expire in 2034 and 2024, respectively. As of June 30, 2013 , the Company has federal and state credit carryforwards of $1.5 million and $5.8 million, respectively. Approximately $1.3 million of federal credits and $0.2 million of state credits do not expire. The remaining federal and state credits begin expiring in fiscal 2031 and 2017, respectively.

        The Company's current intent is to re-invest in Canada all earnings from Everest Canada. Accordingly, no deferred taxes have been provided on the Canadian un-remitted earnings.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 11—Income Taxes (Continued)

        As of June 30, 2013 and 2012, the Company has tax deductible goodwill of $140.4 million and $155.3 million, respectively.

        The Company has adopted the recognition and measurement principles related to tax benefits in accordance with generally accepted accounting principals. Under the standard, the Company employs a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This standard also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

        The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Fiscal years ended June 30,
	2013	2012	2011
Balances at beginning of year	$3,598	$3,015	$3,437
Increase (decrease) in unrecognized tax benefits	(1,375)	583	(422)

Balances at end of year	$2,223	$3,598	$3,015

        As of June 30, 2013, 2012 and 2011, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $1.7 million, $3.0 million, and $2.7 million, respectively. The Company does not presently anticipate settlement of any uncertain tax positions matters within the next twelve months.

        The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest expense and penalties in income tax expense in its Consolidated Statement of Operations. For the years ended June 30, 2013, 2012 and 2011, the interest on uncertain tax positions included in the Consolidated Statement of Operations was not material. As of June 30, 2013 and 2012, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheets are not material.

        The Company may be subject to examination by the Internal Revenue Service ("IRS") for fiscal year 2011. The Company is also subject to examination in various state and foreign jurisdictions for the 2005-2011 fiscal years.

        During June 2010, the IRS contacted the Company regarding an examination of fiscal 2007, 2008 and 2009. The Company settled the examination during fiscal 2012. During fiscal 2012, the Company was examined by the IRS for fiscal 2010. During the third quarter of fiscal 2011, the Company settled a California FTB examination which included fiscal years 1999-2006. The examinations resulted in no material impact on the financial statements. There were no IRS examinations open during fiscal 2013. During fiscal 2013, the Company settled a California FTB examination which included fiscal years 2007 to 2009. The result was an immaterial refund of tax and interest.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 12—Impairment, Facility Closing, and Severance Charges

        In fiscal 2013, the Company incurred impairment and severance charges of $3.6 million. The charge includes severance charges of $3.6 million. In fiscal 2012, the Company incurred impairment and severance charges of $15.6 million, which includes intangible asset impairment charges of $7.1 million (see Note 4—Goodwill and Intangible Assets for further discussion) and severance costs of $8.5 million. In fiscal 2011, the Company incurred impairment and severance charges of $220.1 million. Of that amount, the Company incurred a goodwill impairment charge of $203.6 million (see Note 4—Goodwill and Intangible Assets for further discussion). Additionally, in fiscal 2011, the Company incurred severance costs of $9.6 million as well as an impairment of $6.9 million related to the sale of Genesis notes sold to ASFG (see Note 5—Student Notes Receivable for further discussion).

        The components of the charges and the related balance sheet accounts for fiscal years 2013 and 2012 were as follows (in thousands):

	Goodwill & Intangible Asset Impairment	Severance and Benefits	Facility Related	Total
Balance at June 30, 2011	$—	$437	$401	$838
Charges	7,074	8,570	—	15,644
Adjustments	—	—	—	—
Cash payments	—	(9,007)	(401)	(9,408)
Asset writedowns	(7,074)		—	(7,074)

Balance at June 30, 2012	$—	$—	$—	$—
Charges	—	3,565	—	3,565
Adjustments	—	—	—	—
Cash payments	—	(3,565)	—	(3,565)
Asset writedowns	—	—	—	—

Balance at June 30, 2013	$—	$—	$—	$—

Note 13—Commitments and Contingencies (Continuing and Discontinued Operations)

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 13—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

escalations on the space. Future minimum lease payments under operating leases are as follows for the twelve months ending June 30:

Operating Leases
(In thousands)
2014	$122,172
2015	98,821
2016	87,902
2017	77,437
2018	69,160
Thereafter	220,473

$675,965

        Lease expense (facility and equipment) for the fiscal years ended June 30, 2013, 2012 and 2011 amounted to $94.0 million, $98.3 million and $91.9 million, respectively, and is reflected in educational services and general and administrative expense in the accompanying Consolidated Statements of Operations.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 13—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

  False Claims Act Qui Tams

        On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the "relator") on behalf of himself and the federal government. The case was captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al. , and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al. , filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions alleged violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the "HEA") regarding the manner in which admissions personnel are compensated. The Lee complaint also alleged causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company's Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government's recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and, on August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court's dismissal and remanded with instructions to permit the relators to amend the complaint. On December 15, 2011, the first amended Lee complaint was filed in U.S. District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLP, David Moore and Jack Massimino. The Company moved the U.S. District Court to dismiss the amended Lee complaint, and, on April 12, 2013, the District Court dismissed with prejudice the action in its entirety. The relators have appealed the dismissal to the U.S. Ninth Circuit Court of Appeal.

        Additionally, the Company has received inquiries from the Department of Justice and the same Assistant U.S. Attorney initially involved in reviewing the Lee matter regarding the Company's attendance procedures. The Company infers, but has been unable to confirm, that these inquiries may relate to one or more additional qui tams filed under seal that are pending the government's investigation and intervention decision. The Company is cooperating and responding to these requests.

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 13—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

has not been able to obtain a copy of the complaint, but infers that this too is a qui tam action brought under the False Claims Act. The Company has also received an inquiry from the Assistant U.S. Attorney apparently involved in reviewing the Marion matter regarding attendance procedures at the Heald Salinas campus.

  Securities and Derivative Litigation

        On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company's common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company's business and prospects during the putative class period, causing the Company's common stock to trade at artificially inflated prices at the time when plaintiffs purchased their stock. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys' fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs intervened in the lawsuit and petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs thereafter filed a second amended consolidated complaint, and the Company moved to dismiss the second amended consolidated complaint. On January 30, 2012, the U.S. District Court granted the Company's motion to dismiss, with leave to amend. On February 29, 2012, the plaintiffs filed a third amended complaint in U.S. District Court, and, on March 30, 2012 the Company and the individual defendants filed a motion to dismiss. On August 20, 2012, the U.S. District Court granted the Company's and the individual defendants' motion to dismiss, with prejudice. The plaintiffs have appealed that dismissal to the U.S. Ninth Circuit Court of Appeals, and the Company will continue to defend itself and its current and former officers vigorously.

        On June 20, 2013, a putative class action complaint captioned Frank Erickson, Individually and On Behalf of All Others Similarly Situated v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Southern District of New York. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company's common stock from August 23, 2011 through June 10, 2013, against the Company and Jack Massimino, Robert Owen and Kenneth Ord, all of whom are officers of the Company. The complaint alleges that, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Act"), and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company's business and prospects during the

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 13—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

putative class period, causing the Company's common stock to trade at artificially inflated prices at the time when plaintiff purchased his stock. The plaintiff seeks unspecified amounts in damages, interest, attorneys' fees and costs, as well as other relief on behalf of a class of similarly situated persons. The Company believes the complaint is without merit and intends to vigorously defend itself and its officers and directors against these allegations.

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

        On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs were thirty-three individuals who purport to be current and/or former students of the Company's Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleged breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company's medical assisting program at the Merrionette Park campus. The plaintiffs sought to certify a class composed of all persons who enrolled in the Company's Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and sought actual and compensatory damages on behalf of such persons, costs and attorneys' fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deemed proper. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted. Thirty-two plaintiffs filed individual demands in arbitration, and individual arbitration hearings commenced during the quarter ended June 30, 2012. The Company and the plaintiffs agreed to hold the hearings in abeyance to engage in settlement discussions, which were unsuccessful. These matters are now again being scheduled for individual arbitrations, although the Company and plaintiffs are still discussing potential settlement agreements in amounts that would not be material to the Company's results of

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 13—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

operations and financial condition. The Company continues to believe these matters are without merit and, if reasonable settlements cannot be reached, will continue to defend itself vigorously.

        During fiscal 2011, the Company experienced an unprecedented increase in putative class action lawsuits by former students. In many of these cases, the plaintiffs and their counsel sought to represent a class of "similarly situated" people as defined in the complaint. The Company believes these lawsuits are largely the result of negative publicity and aggressive lawyer recruitment of potential clients surrounding the Department of Education's ("ED's") rulemaking efforts, the Senate HELP Committee hearings, the Government Accountability Office ("GAO") report, and other related matters that occurred during that time period. Most of the cases filed during that time have since been dismissed. In virtually all of the following remaining cases, the plaintiffs cite testimony from the HELP Committee hearings, the GAO report, public statements by elected officials and/or other negative media coverage in their complaints, although the locations of the students, the specific allegations, and the nature of their claims differ. The Company believes all of the following complaints are contractually required to

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 13—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

be resolved in individual arbitrations between the named students and the Company, and the Company has moved to compel these cases to arbitration. The following is a brief summary of such matters:

Dated Filed	Named Plaintiff(s) and Campus	Venue	Nature and Basis of Alleged Claims; Relief Sought	Description of Putative Class	Status Update
January 24, 2011 and February 17, 2011	Kevin Ferguson; Everest Institute in Miami, Florida; and Sandra Muniz; Heald College campuses in Rancho Cordova and Roseville, California (initially filed as separate actions, but now consolidated)	U.S. District Court, Central District of California	Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging breach of implied contract, breach of implied covenant of good faith and fair dealing, violation of California's Business and Professions Code, violation of California's Consumer Legal	All persons who attended any Everest institution in the United States or Canada from January 2005 to the present; all persons who attended any Heald institution from January 2009 to the present	District court compelled all non-injunctive claims to arbitration and permitted all injunctive claims to remain before the court; the Company appealed the order as it relates to the injunctive claims, and the court of appeal stayed the district court action pending the appeal.
March 11, 2011	Noravel Arevalo and fourteen former students at the Company's Everest College location in Alhambra, California	American Arbitration Association

Alleged misrepresentations by specific admissions representatives at a specific campus and unlawful business practices in the licensed vocational nursing program in Alhambra, CA; Causes of action alleging violation of the California Consumer Legal Remedies Act, fraud, breach of contract, violation of California's former Private Postsecondary and Vocational Education Reform Act, violation of the Racketeer Influenced and Corrupt Organizations Act,

All persons who enrolled in the Everest College, Alhambra, CA Vocational Nursing classes of 2007-08 and 2008-09; putative class action has since been dismissed and refiled on behalf of fifteen individuals

Individual arbitration demands have been filed, and arbitration hearings began during the quarter ending March 31, 2013. The Company obtained complete defense verdicts in the first two hearings and resolved five others for a non-material amount. The other hearings are proceeding as currently scheduled.

        The Company intends to defend itself and its subsidiaries vigorously in all of these matters.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 13—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

  Employee Litigation

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

        On April 11, 2011 the Company's Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED's Office of Inspector General (the "OIG") requesting documents related to the Jonesboro campus's employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney (the "AUSA") for the Northern District of Georgia who focuses primarily on civil false claims act matters, including qui tams. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney's Office has made a determination about whether to file a false claims act lawsuit in this matter. The

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 13—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

Company has provided documents to the OIG, met with the OIG and the AUSA supervising this matter, and is continuing to cooperate with the OIG's request.

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

        On April 3, 2012, the Company was served with a Civil Investigative Demand ("CID") from the U.S. Consumer Financial Protection Bureau ("CFPB"). The CID stated that its purpose is to "determine whether for-profit postsecondary companies, student loan origination and servicing providers, or other unnamed persons, have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans." The CID contains extensive interrogatories and document production demands related to the Company's involvement with student loans and many other aspects of the Company's business. The Company has objected to the inquiry by filing a petition with the CFPB to set aside or modify the CID, but has voluntarily provided documents and other information to the CFPB while the petition is pending. The Company believes that its acts and practices relating to student loans are lawful and essential to preserving our students' access to post-secondary education. Recently, the CFPB indicated an intention to withdraw the existing CID and issue a new CID to the Company.

        During the quarter ended December 31, 2012, the Company received an investigative subpoena from the California Attorney General's Office (the "CA AG's Office") captioned "In the Matter of the Investigation of For-Profit Educational Institutions," seeking business records and responses to interrogatories related to the Company's cohort default rates, the identity of the Company's California security holders, the placement rate of graduates, completion times, graduation rates, advertisements and admissions, the announcement of the Company's intention to sell certain campuses, enrollment processes, financial aid processes, call center policies and practices, lead generation, and other matters. The Company is providing reasonable cooperation to the CA AG's Office.

        In January 2013, the Company received a request from the Wisconsin Department of Justice (the "WI AG's Office") for information and documents regarding the Company's Milwaukee, WI campus that we decided to teach out. The request seeks records regarding the Company's students enrolled at the Milwaukee campus since August 2009, including the enrollment process and outcomes achieved by the students, documents related to employers, externships, placement, completion, graduation, loans, marketing, advertisements, communications with state regulators and accrediting agencies, employees during the period, and other matters. The Company is providing reasonable cooperation to the WI AG's Office.

        In June 2013, the Company received correspondence and subpoenas from the Securities and Exchange Commission ("SEC") indicating that the SEC is conducting an investigation of the Company.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 13—Commitments and Contingencies (Continuing and Discontinued Operations) (Continued)

The SEC has requested the production of documents and communications that, among other things, relate to student information in the areas of recruitment, attendance, completion, placement, defaults on federal loans and on alternative loans, as well as compliance with U.S. Department of Education financial requirements, standards and ratios (including the effect of certain borrowings under the Company's credit facility on the Company's composite score, and 90/10 compliance), and other corporate, operational, financial and accounting matters. The Company is cooperating with the SEC in its investigation.

        On July 8, 2013, the Company received a civil investigative demand from the Minnesota Attorney General's Office (the "MN AG") seeking information on potential issues related to financial aid, admissions, students and other areas. The Company understands the MN AG is conducting inquiries into several other private sector colleges as well. The Company has obtained protection of its confidential and sensitive business information and is cooperating with the MN AG's reasonable requests for information.

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

        As of June 30, 2013, the Company had established aggregate reserves for all matters, including those disclosed above and for all other matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are, collectively, immaterial to the Company's financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company's results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company's financial position or liquidity.

Note 14—Employee Benefit Plans

        The Company has established an employee savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Employees classified as "regular" status as defined and who are regularly scheduled to work at least 30 hours per week (20 hours per week for instructors) are eligible to participate in the Plan beginning the first of the month following one month of employment. Company contributions begin the first of the month following 12 months of employment and 1,000 hours worked. Contributions to the plan by the Company are discretionary. The plan provides for vesting of Company

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 14—Employee Benefit Plans (Continued)

contributions over a five-year period from the date of employment. Company contributions to the plan for both continuing and discontinued operations were approximately $10.8 million, $11.5 million and $10.5 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Note 15—Governmental Regulation

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

        To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED and certified as eligible by the ED. The ED will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the ED on an ongoing basis. As of June 30, 2013, management believes the Company's institutions were in compliance with the applicable regulations in all material respects.

  ED Program Reviews

        As previously disclosed and as updated elsewhere in this Report on Form 10-K, ED periodically conducts program reviews of institutions that participate in federal student financial aid programs. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company has program reviews at the following stages: (i) Everest College Phoenix ("ECP") has received program review reports and provided written responses regarding the site visits ED conducted at ECP in 2008 and 2010, but has not yet received final determinations for either program review, (ii) site visits occurred at the Company's WyoTech Laramie, WY campus and its two additional locations in Blairsville, PA and Sacramento, CA in February 2012, ED issued a program review report, the Company provided a written response, and ED issued a final determination letter assessing immaterial liabilities, which the Company has paid, (iii) a site visit occurred at the Company's Everest College campus in Crosslanes, WV in April 2012, ED issued a program review report, the Company provided a written response, and ED issued a final determination letter assessing immaterial liabilities, which the Company has paid, (iv) a site visit occurred at the Company's Everest College campus in Rochester, NY, ED issued a program review report, the Company provided a written response, and ED issued a final determination letter with no liabilities assessed, and (v) ED has conducted site visits at the Company's campuses in Largo, FL in August 2012, Pompano Beach, FL in September 2012, Renton, WA in September 2012, Salinas, CA in June 2013, Southfield, MI in June 2013, Stockton, CA in July 2013, and Long Beach, CA in August 2013, but has not yet issued program review reports with respect to any of those site visits. The Company will continue to cooperate with ED in its ongoing reviews.

        ED will review all responses to program review reports and ultimately issue final determination letters setting forth its final findings, as well as the actions it intends to take based on those findings. If

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 15—Governmental Regulation (Continued)

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

  Guaranty Agency Program Reviews

        Under the now defunct Federal Family Education Loan ("FFEL") Program, which has since been replaced by the Federal Direct Loan ("FDL") program, nonprofit and state guaranty agencies were established to guarantee student loans made by lenders and perform certain administrative and oversight functions under the FFEL program. Under the FFEL program, ED provided reinsurance to the guaranty agencies. The Health Care and Education Reconciliation Act of 2010 ended the FFEL program effective June 30, 2010, and all federal student loans since July 1, 2010 have been made through the FDL program. Despite the end of the FFEL program, however, guaranty agencies are still involved in guaranteeing the existing FFEL loan portfolios against default and will continue in this role until all FFEL loans are paid.

        Guaranty agencies perform occasional program reviews at schools to ensure that schools are meeting all regulatory requirements and guarantor policies in the FFEL program. Eleven guaranty agency program review site visits were conducted in our institutions during fiscal year 2013, and nine program review reports have been issued. The Company is in the process of responding to these reports, including conducting file reviews with respect to findings identified in the reports. No final determinations have been made, and in several cases the Company is contesting the underlying findings. The Company will continue to cooperate with the guaranty agencies in their ongoing reviews.

        The guaranty agencies will review the Company's responses to program review reports and ultimately issue final determination letters setting forth their final findings. If the guaranty agencies were to make significant findings of non-compliance against any of the Company's institutions in any final determination letters, it could result in the imposition of liabilities, fines or penalties, which, if large enough, could have a material adverse effect on the Company's results of operations and financial condition.

  Accrediting Agencies

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

        An accrediting agency probation or show cause order may be issued based upon the agency's concerns that an accredited institution may be out of compliance with one or more accrediting standards. Probation or show cause orders afford the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 15—Governmental Regulation (Continued)

action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency's concerns are not resolved, it may act to withdraw accreditation from the institution. Institutions on probation or under show cause orders remain accredited while they are on probation. The institutions can continue to enroll new students, and students at the affected institutions remain eligible to receive federal student financial aid. In December 2011, the Company received notification that ACCSC had voted to direct the Company's Everest Institute campus in Jonesboro, GA to show cause why its accreditation should not be withdrawn for failure to demonstrate compliance with ACCSC's required student achievement outcomes. The institution worked to resolve ACCSC's concerns, and, at its meeting in May 2013 ACCSC removed the institution from show cause.

        As of June 30, 2013, thirty-four of the Company's colleges were on reporting to their respective accrediting agencies, primarily with respect to the completion, retention, and/or placement rates of their students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution's overall completion or placement rates. The Company is working to improve these retention and placement rates in the identified programs at these schools.

  Regulatory Oversight

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

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 16—Department of Education Composite Score

        In order to remain eligible to participate in the federal student financial aid programs ("Title IV Programs"), institutions must satisfy specific standards of financial responsibility. Each fiscal year, the Company submits its annual audited financial statements to ED to demonstrate compliance with the financial responsibility standards, and ED calculates a "composite score" for the Company. If the Company has a composite score of 1.5 or above, the Company is considered to be financially responsible without further qualification. If the composite score is 1.0 to 1.4 (the "Zone"), the Company's institutions may continue to participate in Title IV programs for up to three years, but are subject to additional monitoring and reporting procedures. If the Company's composite score (i) falls below the minimum threshold level of 1.0, or (ii) is in the Zone for more than three consecutive years, we may be subject to additional monitoring and reporting procedures, and also be required to post a letter of credit in favor of ED in order to continue to participate in the Title IV Programs.

        On August 16, 2013, the Company received a letter from ED regarding its review of the Company's composite score for the fiscal years ended June 30, 2011 and June 30, 2012 (the "ED Letter"). The ED Letter stated that ED had determined the Company's composite scores for fiscal 2011 and fiscal 2012 were 0.9 and 1.5, respectively, and that the Company would not be required to post a letter of credit with respect to the composite score below 1.0 in fiscal 2011.

        With respect to the Company's composite score for the fiscal year ended June 30, 2012, ED determined that the Company's composite score was 1.5. However, ED advised that it is continuing to review the portion of the Company's long-term debt balance at June 30, 2012 relating to "$16.3 million in Borrowings Under Student Notes Receivable Sale Agreement" as described in Note 6 to the Company's 2012 audited financial statements. (The Company notes that the gross amount of "Borrowings under student notes receivable sale agreement" in Note 6 of the Company's 2012 audited financial statements is actually $13.0 million, including current portion of $3.4 million. It appears from the ED Letter that ED may have inadvertently double-counted the current portion of that borrowing in arriving at the $16.3 million figure cited in the letter.) ED indicated that its review of this transaction's effect on the Company's 2012 composite score is "expected to take some time," but noted that in the interim "no further adjustments to the CCI financial score for FY 2012 are anticipated." The Company will cooperate with ED in its review.

        ED has not made a final determination of the Company's composite score for the fiscal year ended June 30, 2012. If ED were to conclude that the Company achieved a financial responsibility of less than 1.0 in any given year, or that the Company was in the "zone" for three years in a row, the Company could be required to satisfy the standards of financial responsibility on an alternative basis, including potentially by posting an irrevocable letter of credit equal to at least 10 percent of the Company's prior year's Title IV receipts. Additionally, any definitive determination by ED that the Company's composite score is less than 1.5 in fiscal years 2012 or 2013 could be a default under our credit agreement. The Company cannot provide assurance that ED will agree with its calculations, or that the Company's institutions will continue to satisfy the financial responsibility standards in the future. If the Company were found by ED to have not satisfied the financial responsibility standards, or if the Company fails to satisfy such standards in the future, it could have an adverse impact on the Company's access to Title IV funds, financial condition, cash flows and results of operations.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

Note 17—Selected Quarterly Financial Summary (Unaudited)

	Fiscal Quarters
					Fiscal Year
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Fiscal 2013
Net revenues	$408,161	$412,032	$402,511	$377,501	$1,600,205
Income from continuing operations	6,495	5,506	3,510	3,101	18,612
Loss from discontinued operations	(4,917)	(5,574)	(4,529)	(5,252)	(20,272)
Net income (loss)	1,578	(68)	(1,019)	(2,151)	(1,660)
Income (loss) per share(1):
Basic	$0.02	$—	$(0.01)	$(0.02)	$(0.02)
Diluted	$0.02	$—	$(0.01)	$(0.02)	$(0.02)
Fiscal 2012
Net revenues	$391,353	$393,223	$409,459	$387,898	$1,581,933
Income (loss) from continuing operations	(5,584)	4,204	12,226	6,607	17,453
Loss from discontinued operations	(4,052)	(2,410)	(8,137)	(13,099)	(27,698)
Net income (loss)	(9,636)	1,794	4,089	(6,492)	(10,245)
Income (loss) per share(1):
Basic	$(0.11)	$0.02	$0.05	$(0.08)	$(0.12)
Diluted	$(0.11)	$0.02	$0.05	$(0.08)	$(0.12)
Fiscal 2011
Net revenues	$466,872	$449,920	$433,152	$400,790	$1,750,734
Income (loss) from continuing operations	31,869	(163,449)	16,809	6,718	(108,053)
Income (loss) from discontinued operations	1,240	(263)	(739)	(3,350)	(3,112)
Net income (loss)	33,109	(163,712)	16,070	3,368	(111,165)
Income (loss) per share(1):
Basic	$0.38	$(1.94)	$0.19	$0.04	$(1.30)
Diluted	$0.38	$(1.94)	$0.19	$0.04	$(1.30)

(1)
Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share may not agree with the annual earnings per share amount for the corresponding year.

Note 18—Subsequent Events

        The Company has evaluated material transactions and events as of the filing date. No other events have occurred that require reporting in this Form 10-K, except as disclosed in Note 13—Commitments and Contingencies.

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

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013. The effectiveness of internal control over financial reporting as of June 30, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

  Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        We have audited Corinthian Colleges, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Corinthian Colleges, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included Item 9A in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Corinthian Colleges, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corinthian Colleges, Inc. and subsidiaries as of June 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013 and our report dated September 3, 2013 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Orange County, California

September 3, 2013

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

  Directors and Executive Officers

        Certain information in response to this item is incorporated herein by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2013. Information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K will be included in the Company's 2012 Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and ExchangeCommission not later than 120 days after June 30, 2013, and is incorporated herein by reference.

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

  3.
  Exhibits:

        The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

CORINTHIAN COLLEGES, INC.

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibit	Incorporation Reference
3.1	+	Amended and Restated Certificate of Incorporation	(a)

3.2	+	Amended and Restated Bylaws of the Company	(b)

10.52	+	1998 Performance Award Plan of the Company	(c)

10.53	+	Executive Deferral Plan of the Company	(d)

10.54	+	Form of Director Stock Option Agreement under the 2003 Performance Award Plan of the Company	(e)

10.55	+	Form of Incentive Stock Option Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(f)

10.56	+	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2003 Performance Award Plan of the Company	(g)

10.57	+	2004 New-Hire Award Plan of the Company	(h)

10.58	+	Form of Option Agreement under the 2004 New-Hire Award Plan of the Company	(i)

10.59	+	Form of Restricted Stock Unit Award Agreement under the 2004 New-Hire Award Plan of the Company	(j)

10.60	+	Amendment 2005-1 to the 2004 New-Hire Award Plan of the Company	(k)

10.61	+	Fourth Amended and Restated Credit Agreement dated as of May 17, 2012, by and among the Company, Everest Colleges Canada, Inc., Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, U.S. Bank National Association, as Syndication Agent, and Union Bank, N.A., as Documentation Agent, and each Lender from time to time party thereto. Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank National Association acted as Joint Lead Arrangers and Joint Book Managers	(l)

10.62	+	Form of Lock-Up Agreement between the Company and each of the officers of the Company with the title of Division President, Vice President, Senior Vice President, Executive Vice President, Chief Executive Officer or Chairman of the Board, each entered into as of June 30, 2005	(m)

10.63		Description of Compensation Arrangements with Non-Employee Members of the Company's Board of Directors

10.64	+	Form of Stock Option Agreement Amendment between the Company and each of its Directors	(n)

10.65	+	2003 Performance Award Plan of the Company, as amended and restated	(o)

10.66	+	Form of Non-Qualified Stock Option Agreement issued to certain executive officers under the 2003 Performance Award Plan	(p)

10.67	+	Amended and Restated Corinthian Colleges, Inc. Employee Stock Purchase Plan	(q)

Exhibit Number		Description of Exhibit	Incorporation Reference
10.68	+	Form of performance-related Nonqualified Stock Option Agreement to be entered into between the Company and Jack D. Massimino under the 2003 Performance Award Plan	(r)

10.69	+	Form of Restricted Stock Unit Award Agreement under the 2003 Performance Award Plan of the Company	(s)

10.70	+	Form of Director Stock Unit Award Notice under the 2003 Performance Award Plan of the Company	(t)

10.71	+	Form of Employment Agreement dated as of March 15, 2013, by and between the Company and each of its executive officers	(u)

10.72	+	Deferred Compensation Plan of the Company	(v)

10.73	+	Purchase and Sale Agreement, dated as of January 30, 2012, by and between STORE Capital Acquisitions, LLC and Heald Real Estate, LLC	(w)

10.74	+	Form of Director Stock Unit Award Notice to be delivered by the Company to non-employee members of the Board of Directors under the 2003 Performance Award Plan of the Company	(x)

10.75	+	Form of Restricted Stock Unit Award Agreement to be entered into between the Company and Jack D. Massimino under the 2003 Performance Award Plan	(y)

10.76	+	Form of Restricted Stock Unit Award Agreement under the 2003 Performance Award Plan	(z)

10.77	+	Description of Long-Term Cash Award issued to certain of the Company's executive officers on August 16, 2012	(aa)

10.78	+	Description of Executive Bonus Arrangement under the 2003 Performance Award Plan of the Company with certain of the Company's executive officers	(bb)

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (see signature page)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit	Incorporation Reference
101	The following materials from Corinthian Colleges, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(o)
Incorporated by Reference as Appendix A to the Company's Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 6, 2011.

(p)
Incorporated by Reference to the like-numbered exhibit of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2006.

(q)
Incorporated by Reference as Annex A to the Company's Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 3, 2012.

(r)
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

(s)
Incorporated by Reference to Exhibit 10.75 of the Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2007.

(t)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008.

(u)
Incorporated by Reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2013.

(v)
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

(z)
Incorporated by reference to Exhibit 10.79 of the Report on Form 10-K filed with the Securities and Exchange Commission on August 24, 2011.

(aa)
Incorporated by reference to the text of Item 5.02 of the Company's Form 8-K filed with the Securities and Exchange Commission on August 22, 2012.

(bb)
Incorporated by reference to the text of the Company's Form 8-K filed with the Securities and Exchange Commission on June 28, 2013.

SIGNATURES AND POWER OF ATTORNEY

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

By:	/s/ JACK D. MASSIMINO	By:	/s/ ROBERT C. OWEN
	Jack D. Massimino		Robert C. Owen
	Chairman of the Board and		Executive Vice President and
	Chief Executive Officer,		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
	September 3, 2013		September 3, 2013

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

Signature	Title	Date

/s/ JACK D. MASSIMINO Jack D. Massimino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 3, 2013
/s/ PAUL ST. PIERRE Paul St. Pierre	Director	August 27, 2013
/s/ LINDA AREY SKLADANY Linda Arey Skladany	Director	August 26, 2013
/s/ HANK ADLER Hank Adler	Director	August 26, 2013
/s/ ROBERT LEE Robert Lee	Director	August 27, 2013
/s/ TIM SULLIVAN Tim Sullivan	Director	August 28, 2013

Signature	Title	Date

/s/ JOHN DIONISIO John Dionisio	Director	August 28, 2013
/s/ ALICE T. KANE Alice T. Kane	Director	August 27, 2013
/s/ TERRY O. HARTSHORN Terry O. Hartshorn	Director	August 26, 2013
/s/ SHARON P. ROBINSON Sharon P. Robinson	Director	August 27, 2013
/s/ MARC MORIAL Marc Morial	Director	August 28, 2013