Form 10-Q
period 2013-09-30
CORINTHIAN COLLEGES INC
filed 2013-11-06
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

At November 1, 2013, there were 87,044,224 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2013

EXPLANATORY NOTE

During fiscal 2014, Corinthian Colleges, Inc. (the “Company”) decided to divest four Everest schools located in Brighton, MA; North Aurora, IL; Miami, FL and Kendall, FL which are available for sale (the “Sale Schools”). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales during fiscal 2014. The Company recorded a $2.2 million impairment charge of long-lived assets related to the Sale Schools in the current quarter.

During fiscal year 2013, the Company completed the teach-out of its Arlington, VA; Decatur, GA Milwaukee, WI; Hialeah, FL; London, Ontario (Canada) and Thunder Bay, Ontario (Canada) campuses.

Additionally, in fiscal year 2013, the Company completed the sale of the four Everest schools located in San Francisco, CA; San Jose, CA; Hayward, CA and Los Angeles, CA (the “CA Sale Schools”) (See Note 10 - Business Acquisitions and Dispositions for further details). The CA Sale Schools were put into discontinued operations in fiscal year 2012.

During fiscal year 2012, the Company announced that the two WyoTech schools located in Sacramento, CA and Daytona Beach, FL were available for sale. As of June 30, 2013, the campuses were not sold. As a result of the lack of acceptable offers, the Company decided to continue operations in Daytona Beach, FL and the Company taught-out the Sacramento, CA campus.

The Company had no significant continuing involvement with locations after the respective sale or teach-outs were completed. The results of operations for the sale or teach-out schools are reflected within discontinued operations in the Company’s Condensed Consolidated Statements of Operations for all periods presented, unless otherwise stated. Daytona Beach, FL results are reflected within continuing operations in the Company’s Condensed Consolidated Statements of Operations for all periods presented, unless otherwise stated.

PART I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands)

	September 30, 2013	June 30, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,190	$46,596
Accounts receivable, net of allowance for doubtful accounts of $21,764 and $19,002 at September 30, 2013 and June 30, 2013, respectively	95,301	76,170
Student notes receivable, net of allowance for doubtful accounts of $5,352 and $7,979 at September 30, 2013 and June 30, 2013, respectively	22,554	23,971
Deferred income taxes	29,095	28,961
Prepaid expenses and other current assets	114,410	109,650
Assets held for sale	502	3,256
Total current assets	299,052	288,604
PROPERTY AND EQUIPMENT, net	225,991	226,996
OTHER ASSETS:
Goodwill	205,593	205,593
Other intangibles, net	180,575	180,800
Student notes receivable, net of allowance for doubtful accounts of $16,834 and $22,282 at September 30, 2013 and June 30, 2013, respectively	67,997	67,000
Deposits and other assets	76,236	54,732
Deferred income taxes	5,200	5,020
TOTAL ASSETS	$1,060,644	$1,028,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,690	$25,239
Accrued expenses	140,228	113,741
Prepaid tuition	125,894	104,396
Current portion of capital lease obligations	824	803
Current portion of long-term debt	1,000	4,101
Liabilities held for sale	3,475	2,966
Total current liabilities	335,111	251,246
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	11,165	11,389
LONG-TERM DEBT, net of current portion	88,121	122,792
DEFERRED INCOME TAXES	16,036	16,036
OTHER LONG-TERM LIABILITIES	53,395	56,440
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 93,199 shares issued and 87,025 shares outstanding at September 30, 2013 and 92,357 shares issued and 86,183 shares outstanding at June 30, 2013	9	9
Additional paid-in capital	259,718	258,830
Treasury stock	(56,368)	(56,368)
Retained earnings	351,144	366,098
Accumulated other comprehensive income	2,313	2,273
Total stockholders’ equity	556,816	570,842
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,060,644	$1,028,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
NET REVENUES	$364,958	$402,037
OPERATING EXPENSES:
Educational services (including bad debt expense of $17,888 and $19,198 for the three months ended September 30, 2013 and 2012, respectively)	227,098	243,391
General and administrative	42,371	42,949
Marketing and admissions	101,200	97,706
Impairment, facility closing and severance charges	3,654	761
Total operating expenses	374,323	384,807
INCOME (LOSS) FROM OPERATIONS	(9,365)	17,230
Interest income	110	198
Interest expense	(1,806)	(1,292)
Other expense, net	(6,037)	(4,245)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(17,098)	11,891
Provision (Benefit) for income taxes	(6,995)	4,584
INCOME (LOSS) FROM CONTINUING OPERATIONS	(10,103)	7,307
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $2,948 and $3,532 for the three months ended September 30, 2013 and 2012, respectively	(4,851)	(5,729)
NET INCOME (LOSS)	(14,954)	1,578
INCOME (LOSS) PER SHARE—BASIC:
Income (loss) from continuing operations	$(0.12)	$0.09
Loss from discontinued operations	$(0.05)	$(0.07)
Net income (loss)	$(0.17)	$0.02
INCOME (LOSS) PER SHARE—DILUTED:
Income (loss) income from continuing operations	$(0.12)	$0.08
Loss from discontinued operations	$(0.05)	$(0.06)
Net income (loss)	$(0.17)	$0.02
Weighted average number of common shares outstanding:
Basic	86,591	85,486
Diluted	86,591	86,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2013	2012
Net income (loss)	$(14,954)	$1,578
Other comprehensive income (loss):
Foreign currency translation adjustment	10	(340)
Post-retirement benefits	30	30
Other comprehensive income (loss)	40	(310)
Comprehensive income (loss)	$(14,914)	$1,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,954)	$1,578
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,555	17,014
Stock based compensation	1,260	1,668
Deferred income taxes	(306)	—
Loss on disposal of assets	73	9
Impairment charge	2,215	2,446
Changes in assets and liabilities:
Accounts receivable, net	(18,833)	(42,172)
Student notes receivable, net	420	2,470
Prepaid expenses and other assets	(26,130)	15,606
Accounts payable	38,449	48,889
Accrued expenses and other liabilities	25,770	(9,107)
Income taxes payable	—	(1)
Prepaid tuition	21,580	(17,827)
Other long-term liabilities	(3,075)	(182)
Net cash provided by operating activities	41,024	20,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(12,906)	(7,429)
Payments made in connection with business acquisitions, net of cash acquired	—	(11,613)
Net cash used in investing activities	(12,906)	(19,042)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	84,273	50,994
Principal repayments on capital lease obligations and long-term debt	(120,032)	(92,879)
Proceeds from borrowing under student notes receivable sale agreements	—	8,683
Repayments on borrowing under student notes receivable sale agreements	(2,283)	(3,777)
Proceeds from exercise of stock options and employee stock purchase plan	482	520
Net cash used in financing activities	(37,560)	(36,459)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	36	188
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,406)	(34,922)
CASH AND CASH EQUIVALENTS, beginning of period	46,596	72,525
CASH AND CASH EQUIVALENTS, end of period	$37,190	$37,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for:
Income taxes	$(1,951)	$9,461
Interest paid, net of capitalized interest	$(832)	$(830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of September 30, 2013, the Company had approximately 80,032 students and operated 93 colleges in 25 states and 14 colleges in the province of Ontario, Canada. All of the Company’s U.S. schools are accredited and grant either diplomas or degrees (associate’s, bachelor’s and master’s) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, technology, and criminal justice. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. The Company also offers an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company’s schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students in the United States rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2013 consolidated financial statements of the Company included in the Company’s 2013 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014.

The unaudited Condensed Consolidated Financial Statements as of September 30, 2013 and for the three months ended September 30, 2013 and 2012 and the audited Condensed Consolidated Balance Sheet as of June 30, 2013 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at September 30, 2013. In addition, the carrying value of all borrowings approximates fair value at September 30, 2013. The student notes receivable balances are presented within current and non-current assets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

Note 2—Impairment and Severance Charges

At September 30, 2013, the Company considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non-amortizable intangible assets at that date and concluded that no such test was necessary.  The Company will perform its required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2014.

At September 30, 2013, the Company has $205.6 million of goodwill; $197.9 million relates to the Heald reporting unit and $7.7 million relates to the 2013 QuickStart Intelligence Corporation (“QuickStart”) acquisition—[See Note 10 — Business Acquisitions and Dispositions]. The Company’s fiscal year 2013 annual impairment tests did not result in an impairment charge. However, goodwill impairment assessments of the goodwill related to the Heald acquisition involve significant judgments related to future revenues and earnings. For Heald, the Company assumed a weighted average cost of capital (“WACC”) of 12.1%, revenue growth rates ranging from (3.0%) to 3.4% for fiscal 2014 to 2016 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 12.3%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ability to benefit (“ATB”) students and to regulatory uncertainty. Although the Company believes the estimates made are reasonable and supportable in connection with the impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

For accreditation, at June 30, 2013, the current “as is” scenario derives value from cash flows projected from fiscal 2014 to fiscal 2019, with revenue compound annual growth rates ranging from 2.4% to 6% with discount rates ranging from 14.3% to 34.3%. After the estimated future cash flows for the “as is” and Without scenarios were determined, management calculated their respective present values and then subtracted the present value of the Without scenario from the present value of the “as is” scenario to obtain the estimated fair value of accreditation. The significant assumptions for the Without scenario include revenue compound annual growth rates ranging from 55.1% to 83.6% with discount rates ranging from 14.3% to 34.3%. Using this analysis, at June 30, 2013 the fair value of accreditation exceeded book value by a range of 37.2% to 4,122%.

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

Additionally, the Company incurred and paid severance in the three months ended September 30, 2013 and 2012 of $3.7 million and $0.8 million.

Note 3—Discontinued Operations

Fiscal 2014

During the quarter ended September 30, 2013, the Company decided to divest four Everest schools located in Brighton, MA; North Aurora, IL; Miami, FL and Kendall, FL. The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales during fiscal 2014. The Company recorded a $2.2 million impairment charge of long-lived assets related to these campuses in the current quarter.

Note 4—Accounts Receivable

Accounts receivable, net consists of the following as of:

	September 30, 2013	June 30, 2013
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	117,065	95,172
Less allowance for doubtful accounts	(21,764)	(19,002)
Accounts receivable, Net	$95,301	$76,170

The following table summarizes the activity in the accounts receivable allowance for doubtful accounts for the three months ended September 30:

	2013	2012
	(In thousands, table for continuing and discontinued operations)
Accounts receivable:
Allowance for doubtful accounts
Beginning allowance for doubtful accounts	$19,104	$18,237
Charged to statement of operations	18,178	19,947
Deductions	(15,446)	(9,851)
Ending allowance for doubtful accounts	$21,836	$28,333

Generally, a student receivable balance is written off once it reaches greater than 180 days past due.

Note 5—Student Notes Receivable

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

In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students. In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”). Under this Genesis program the Company paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program the Company then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. From the initiation of the Genesis program to its cessation in fiscal 2012, the Company acquired all of the loans that originated. Therefore, the Company is exposed to any credit defaults by students but retains all amounts collected from the students under this program. There have been no loans funded under the Genesis discount loan program since November 2011.

On June 29, 2011, the Company entered into a loan origination agreement, as amended with ASFG, LLC (“ASFG”) which has subsequently changed its name to Campus Student Funding, LLC. for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775 million of new student loans through June 2015. Under this agreement, an unaffiliated bank makes private education loans to eligible students and, subsequently, sells those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, the Company completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $51.1 million and $35.4 million for the three months ending September 30, 2013 and 2012, respectively. Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $369.1 million.

The ASFG loan program has characteristics similar to the previous third party “discount loan” programs. As with the previous third party discount loan programs, under the ASFG program the Company pays an upfront discount to ASFG for any notes purchased by ASFG. The Company records the upfront discount as a deferred charge and amortizes the charge as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company has guaranteed to purchase any of the student notes from ASFG on which no payment has been made for over 90 days. The Company has applied historical loan performance experience to estimate and record the ultimate loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse obligation is in addition to the discount paid to ASFG and is based upon the ultimate anticipated loan performance under the ASFG loan program. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $30.5 million and $29.6 million as of September 30, 2013 and June 30, 2013, respectively.

The recourse liability related to loans funded under the ASFG loan program is established at the inception of the guarantee. Upon recourse the Company will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and an adjustment to the recourse obligation. The net recourse obligation consists of a net short-term liability and a net long-term receivable. The receivable, pursuant to a tuition loan program agreement, will be paid to the Company as ASFG receives student payments in excess of the initial principal balance, less discount paid. The receivable and recourse obligation are reported as a net short-term and net long-term amount to reflect the legal right of offset. The net short-term recourse obligation related to the loans funded under the ASFG program at September 30, 2013 and June 30, 2013 was a net liability of $42.5 million and $31.1 million, respectively, net of recourse paid. The net short-term recourse obligation at September 30, 2013 and June 30, 2013 is recorded within accrued expenses within the Consolidated Balance Sheets. The net long-term recourse receivable related to loans funded under the ASFG program at September 30, 2013 and June 30, 2013 was a net asset of $64.9 million and $44.4 million, respectively. The net long-term recourse receivable is recorded within deposits and other assets within the Consolidated Balance Sheets. The Company estimates loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, the Company’s maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

Typically, the repayment terms on student notes receivable are 12 months for each $1,000 of notes balance. The average student note balance is $2,400 for all outstanding loans. The majority of loans within student notes receivable contain repayment terms of 60 months or less. Loan balances vary by program and by student, and are a function of program cost and student financial aid eligibility. The average interest rate on all outstanding loans is 9.1% as of September 30, 2013.

Sales of Financing Receivables

Non-Recourse Sales

During the fourth quarter of fiscal 2011, the Company sold to ASFG, on a non-recourse basis, part of its current portfolio of student loans with a face value of approximately $31 million for proceeds of $24.3 million. The Company incurred a loss of approximately $6.9 million associated with the sale of these loans.

Recourse Sales

During the first quarter of fiscal 2012, the Company sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. During fiscal 2012 the Company received an advance of $10.1 million related to the sale, which has been recorded as debt on the Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2012. The remaining $6.7 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of September 30, 2013 and June 30, 2013, ASFG had collected $8.3 million and $7.9 million, respectively, in payments related to this sale and the remaining obligation is approximately $1.8 million and $2.1 million, respectively.

During the fourth quarter of fiscal 2012, the Company sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of June 30, 2013 and June 30, 2012, respectively, the Company received an advance of $7.5 million related to the sale, which has been recorded as debt on the Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2012. The remaining $17.5 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of September 30, 2013 and June 30, 2013, ASFG had collected $6.5 million and $5.8 million, respectively, in payments related to this sale and the remaining obligation is approximately $1.0 million and $1.7 million, respectively.

During the first quarter of fiscal 2013, the Company sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of June 30, 2013, the Company received an advance of $8.7 million related to the sale, which has been recorded as debt on the Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2013. The remaining $20.3 million of purchase price will be paid to the Company as ASFG receives student payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of September 30, 2013 and June 30, 2013, ASFG had collected $6.6 million and $5.5 million, respectively, in payments related to this sale and the remaining obligation is approximately $2.1 million and $3.2 million, respectively.

Student notes receivable balance, allowance and delinquency detail

Student notes receivable, net consists of the following as of:

	September 30, 2013	June 30, 2013
	(In thousands)
Student notes receivable:
Student notes receivable, Gross	$112,737	$121,232
Less allowance for doubtful accounts	(22,186)	(30,261)
Student notes receivable, Net	$90,551	$90,971

The following table summarizes the activity in the student notes receivable allowance for doubtful accounts for the three months ended September 30:

	2013	2012
	(In thousands, table for continuing and discontinued operations)
Student notes receivable allowance:
Beginning allowance for doubtful accounts	$30,261	$80,207
Charged to statement of operations	—	38
Deductions	(8,075)	(19,303)
Ending allowance for doubtful accounts	$22,186	$60,942

The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 19.7% to 22.7% or $22.2 million to $25.6 million would result in a decrease in pre-tax income from continuing operations of $3.4 million as of September 30, 2013. Recoveries for all periods presented are not material.

As of September 30, 2013, the delinquency status of gross student notes receivable was as follows as of:

September 30, 2013
(In thousands)
Current	$64,292
1 - 90	17,846
91 - 120	4,360
120 - 269	14,632
270+	11,607
TOTAL	$112,737

The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The note reserve methodology is reviewed semi-annually during the second and fourth quarters or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a change me methodology is warranted. Delinquency is the main factor of determining if a loan is impaired. Loans are charged off after 270 days delinquency to an amount determined collectible. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during the three months ended September 30, 2013 and 2012, respectively. In the three months ended September 30, 2013 and 2012 the Company charged-off $8.1 million and $19.3 million of Genesis notes, net of recoveries, respectively. The charge-offs are recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance. Recoveries for all periods presented are not material.

The following table summarizes the student notes receivable and the allowance for doubtful accounts as of:

	September 30, 2013		June 30, 2013
	Student Notes	Allowance for student notes receivable losses	Student Notes	Allowance for student notes receivable losses
	(In thousands)
Collectively evaluated for impairment	$102,937	$(22,186)	$113,928	$(30,261)
Loans purchased under recourse provision	9,800	—	7,304	—
Total	$112,737	$(22,186)	$121,232	$(30,261)

Included within the Consolidated Statement of Operations, under the caption “Other expense, net” for three months ended September 30, 2013 and 2012 is net other expense of $6.3 million and $5.0 million, associated with the student notes program, respectively.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $1.2 million and $0.3 million associated with the Genesis notes program, for the three months ended September 30, 2013 and 2012, respectively.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. The Company defers and recognizes program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three months ended September 30, 2013 and 2012, there was net other expense of $5.1 million and $4.7 million associated with the ASFG notes program. Total structuring and management fees paid to ASFG, over the life of the program, as of September 30, 2013 have been $18 million, of which $8.9 million are deferred as of September 30, 2013. Program fees paid to ASFG during the three months ended September 30, 2013 and 2012 are $0 and $3.2 million, respectively.  Total program fees expected to be incurred over the program length are expected to be approximately $8 to $10 million per year in incremental cost above those historically incurred under the Genesis program.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $43.9 million and $30.3 million for the three months ended September 30, 2013 and 2012, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $22.7 million and $11.0 million for the three months ended September 30, 2013 and 2012, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $14.2 million and $7.1 million for the three months ended September 30, 2013 and 2012, respectively.

Net revenues recognized related to the ASFG program have been $26.4 million and $21.9 million, net of discount expense; cash flows have been a net inflow of $7.0 million and $9.0 million for the three months ended September 30, 2013 and 2012, respectively.

Note 6—Long-Term Debt and Capital Lease Obligations

As of September 30, 2013 and June 30, 2013, long-term debt and capital lease obligations consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Credit facility obligations (1)	$83,059	$116,073
Borrowings under student notes receivable sale agreements	4,827	7,110
Capital lease obligations	11,989	12,192
Other debt	1,235	3,710
	101,110	139,085
Less—current portion of borrowings under student notes receivable sale agreement	(1,000)	(4,101)
Less—current portion of capital lease obligations	(824)	(803)
	$99,286	$134,181

(1)  Interest rate on credit facility is 2.7% and 4.7% as of September 30, 2013 and June 30, 2013, respectively.

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

The following table summarizes the terms of the Credit Facility and its status as of September 30, 2013:

Borrowing limit	$145 million
Interest Rate	At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company’s Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings	$83.1 million.
Weighted Average Interest Rate	2.7%
Outstanding letters of credit	$23.9 million domestic, $4.7 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score. As of September 30, 2013, the Company was in compliance with all of the covenants.

The Company received $8.7 million and $17.6 million of proceeds from ASFG related to the sale of notes during fiscal 2013 and 2012, respectively. The recourse provisions of these sales prevent the Company from derecognizing the underlying notes sold. Accordingly, the proceeds have been recorded as debt on the Condensed Consolidated Balance Sheet. The debt and underlying student notes will be derecognized as ASFG receives principal payments. As of September 30, 2013 and June 30, 2013, the remaining obligation is approximately $4.8 million and $7.1 million, respectively. The Company has classified the debt between short-term and long-term in proportion to the classification of the related student notes receivable.

Note 7—Weighted Average Number of Common Shares Outstanding

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income or loss per common share for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Basic common shares outstanding	86,591	85,486
Effects of dilutive securities:
Stock options and restricted stock units	—	708
Diluted common shares outstanding	86,591	86,194

During the three months ended September 30, 2013 and 2012, the Company issued 0.8 million and 0.6 million shares, respectively, of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units. During the three months ended September 30, 2013 and 2012, approximately 14.5 million and 11.3 million, respectively, of our stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. The Company may repurchase shares on the open market or in private transactions from time to time, depending on the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of September 30, 2013 the Company had repurchased 3,917,200 shares at an average price of $6.38 under this program during fiscal year 2011.  No shares were repurchased in fiscal year 2014, 2013 or 2012.

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

Note 8—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Revenues from unaffiliated customers
U.S. operations	$351,322	$387,225
Canadian operations	13,636	14,812
Consolidated	$364,958	$402,037

	September 30, 2013	June 30, 2013
Long-lived assets
U.S. operations	$750,071	$727,562
Canadian operations	11,521	12,579
Consolidated	$761,592	$740,141

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

False Claims Act Qui Tams

The False Claims Act allows private citizens, called "relators," to institute civil proceedings alleging violations of the False Claims Act. These qui tam cases are generally sealed by the court at the time of filing.  The only parties initially privy to the information contained in the complaint are the relator, the federal government, and the presiding court.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case was captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al. , and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions alleged violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleged causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and, on August 12, 2011, the Ninth Circuit Court of Appeal reversed the district court’s dismissal and remanded with instructions to permit the relators to amend the complaint. On December 15, 2011, the first amended Lee complaint was filed in U.S. District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLP, David Moore and Jack Massimino. The Company moved the U.S. District Court to dismiss the amended Lee complaint, and, on April 12, 2013, the District Court dismissed with prejudice the action in its entirety. The court also granted the Company’s motions for attorneys’ fees and sanctions and awarded the Company $1.0 million in attorneys’ fees to be paid by relators’ counsel and his law firm.  The relators have appealed the dismissal and the sanctions award to the U.S. Ninth Circuit Court of Appeal.

Additionally, the Company has been notified by the U.S. Department of Justice that it is investigating allegations that the Company violated the False Claims Act by, among other things, manipulating attendance records at various campuses for the purpose of retaining Title IV funds for students no longer in attendance. The government is also investigating alleged violations of the False Claims Act relating to recruiting and financial aid practices.  The Company is cooperating with the government’s investigation. On September 27, 2013, three qui tam complaints underlying the government’s investigation were partially unsealed to us. The Company was already aware of the existence of one of the complaints, U.S. ex. rel. Marion v. Heald Colleges, LLC and Corinthian Colleges, Inc., which was filed in the Northern District of California in April 2012 and concerns the Salinas, California campus of Heald College.  Additional qui tam lawsuits may have been, and may in the future be, filed against the Company where we are either unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits.

Securities and Derivative Litigation

On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from October 30, 2007 through August 19, 2010, against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the Company’s common stock to trade at artificially inflated prices at the time when plaintiffs purchased their stock. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs intervened in the lawsuit and petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs thereafter filed a second amended consolidated complaint, and the Company moved to dismiss the second amended consolidated complaint. On January 30, 2012, the U.S. District Court granted the Company’s motion to dismiss, with leave to amend. On February 29, 2012, the plaintiffs filed a third amended complaint in U.S. District Court, and, on March 30, 2012 the Company and the individual defendants filed a motion to dismiss. On August 20, 2012, the U.S. District Court granted the Company’s and the individual defendants’ motion to dismiss, with prejudice. The plaintiffs have appealed that dismissal to the U.S. Ninth Circuit Court of Appeals, and the Company will continue to defend itself and its current and former officers vigorously.

On June 20, 2013, a putative class action complaint captioned Frank Erickson, Individually and On Behalf of All Others Similarly Situated v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Southern District of New York. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from August 23, 2011 through June 10, 2013, against the Company and Jack Massimino, Robert Owen and Kenneth Ord, all of whom are officers of the Company. The complaint alleges that, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Act”), and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the Company’s common stock to trade at artificially inflated prices at the time when plaintiff purchased his stock. The plaintiff seeks unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief on behalf of a class of similarly situated persons. In October 2013, the court granted the Company’s and the individual defendants’ motion to transfer the case to the Central District of California.  The Company believes the complaint is without merit and intends to vigorously defend itself and its officers and directors against these allegations.

Student Litigation

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont campus. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company never operated any HVAC programs at the Company’s WyoTech Oakland campus during its ownership of that campus. The arbitrator ruled that the arbitration provision in the former students’ enrollment agreement is not susceptible to class-wide resolution. On November 22, 2011, a California state court judge refused to confirm the arbitrator’s clause construction decision and remanded the matter to the arbitrator for further consideration. The Company appealed the state court order, and, in October 2013, the California Court of Appeal vacated the trial court’s order and remanded the matter to the trial court with orders to enter judgment confirming the arbitration award. The Company believes the matter is without merit and intends to vigorously defend itself against these allegations.

On November 23, 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Corinthian Schools, Inc. is a wholly-owned subsidiary of the Company. Plaintiffs were thirty-three individuals who purport to be current and/or former students of the Company’s Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The complaint alleged breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment, all related to alleged deficiencies and misrepresentations regarding the Company’s medical assisting program at the Merrionette Park campus. The plaintiffs sought to certify a class composed of all persons who enrolled in the Company’s Medical Assisting program at the Everest College Merrionette Park campus during the four years preceding the filing of the lawsuit, and sought actual and compensatory damages on behalf of such persons, costs and attorneys’ fees, punitive damages, disgorgement and restitution of wrongful profits, revenue and benefits to the extent deemed appropriate by the court, and such other relief as the court deemed proper. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted. Thirty-two plaintiffs filed individual demands in arbitration, and individual arbitration hearings commenced during the quarter ended June 30, 2012. The Company and the plaintiffs agreed to hold the hearings in abeyance to engage in settlement discussions, which were unsuccessful. These matters are now again being scheduled for individual arbitrations, although the Company and plaintiffs are still discussing potential settlement agreements in amounts that would not be material to the Company’s results of operations and financial condition. The Company continues to believe these matters are without merit and, if reasonable settlements cannot be reached, will continue to defend itself vigorously.

During fiscal 2011, the Company experienced an unprecedented increase in putative class action lawsuits by former students. In many of these cases, the plaintiffs and their counsel sought to represent a class of “similarly situated” people as defined in the complaint. The Company believes these lawsuits are largely the result of negative publicity and aggressive lawyer recruitment of potential clients surrounding the Department of Education’s (“ED’s”) rulemaking efforts, the Senate HELP Committee hearings, the Government Accountability Office (“GAO”) report, and other related matters that occurred during that time period. Most of the cases filed during that time have since been dismissed. In virtually all of the following remaining cases, the plaintiffs cite testimony from the HELP Committee hearings, the GAO report, public statements by elected officials and/or other negative media coverage in their complaints, although the locations of the students, the specific allegations, and the nature of their claims differ. The Company believes all of the following complaints are contractually required to be resolved in individual arbitrations between the named students and the Company, and the Company has moved to compel these cases to arbitration. The following is a brief summary of such matters:

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

Alleged misrepresentations by specific admissions representative at a specific campus regarding accreditation, transferability of credits, cost of attendance, eligibility for certifications, and career placement opportunities; Causes of action alleging breach of implied contract, breach of implied covenant of good faith and fair dealing, violation of California’s Business and Professions Code, violation of California’s Consumer Legal

All persons who attended any Everest institution in the United States or Canada from January 2005 to the present; all persons who attended any Heald institution from January 2009 to the present

District court compelled all non-injunctive claims to arbitration and permitted all injunctive claims to remain before the court; the Company appealed the order as it relates to the injunctive claims, and the court of appeal stayed the district court action pending the appeal. In October 2013, the U.S. Ninth Circuit Court of Appeal reversed and remanded the case to the U.S. District Court with instructions to direct all of the plaintiffs’ claims to arbitration and stay the action pending arbitration.

March 11, 2011	Noravel Arevalo and fourteen former students at the Company’s Everest College location in Alhambra, California	American Arbitration Association

Alleged misrepresentations by specific admissions representatives at a specific campus and unlawful business practices in the licensed vocational nursing program in Alhambra, CA; Causes of action alleging violation of the California Consumer Legal Remedies Act, fraud, breach of contract, violation of California’s former Private Postsecondary and Vocational Education Reform Act, violation of the Racketeer Influenced and Corrupt Organizations Act,

All persons who enrolled in the Everest College, Alhambra, CA Vocational Nursing classes of 2007-08 and 2008-09; putative class action has since been dismissed and refiled on behalf of fifteen individuals

Individual arbitration demands have been filed, and arbitration hearings began during the quarter ended March 31, 2013. The Company obtained complete defense verdicts in the first two hearings and resolved seven others for a non-material amount. The other hearings are proceeding as currently scheduled.

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

In October 2013, an action captioned David Ratto, on behalf of himself and all others similarly situated, v. Corinthian Schools, Inc., et al., was filed in California’s Alameda Superior Court. The plaintiff is a former instructor at the Company’s Fremont campus.  The action alleges violations of California’s Business and Professions Code Section, Labor Code and Industrial Welfare Commission Wage Orders for alleged failure to pay straight time, minimum and/or overtime wages for all hours worked, failure to provide all meal periods, failure to authorize and permit all paid rest periods, failure to timely furnish accurate itemized wage statements, violation of  Labor Code §203, incurrence of penalties pursuant to Labor Code §§2698, et seq., and unfair business practices.  While the scope of the putative class is not clear, the matter appears to seek certification of a class of current and former instructors who have worked at the Company’s California campuses over the relevant statute of limitations period. The Company believes the allegations are without merit and intends to vigorously defend itself.

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

On April 11, 2011 the Company’s Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED’s Office of Inspector General (the “OIG”) requesting documents related to the Jonesboro campus’s employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney (the “AUSA”) for the Northern District of Georgia. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney’s Office has made a determination about whether to file a false claims act lawsuit in this matter. The Company has provided documents to the OIG, met with the OIG and the AUSA supervising this matter, and is continuing to cooperate with the OIG’s request.

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

On April 3, 2012, the Company was served with a Civil Investigative Demand (“CID”) from the U.S. Consumer Financial Protection Bureau (“CFPB”). The CID stated that its purpose is to “determine whether for-profit postsecondary companies, student loan origination and servicing providers, or other unnamed persons, have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.” The CID contains extensive interrogatories and document production demands related to the Company’s involvement with student loans and many other aspects of the Company’s business. The Company has objected to the inquiry by filing a petition with the CFPB to set aside or modify the CID, but has voluntarily provided documents and other information to the CFPB while the petition is pending. Recently, the CFPB withdrew its prior CID and issued a new CID to the Company covering substantially the same matters as the prior CID.  The Company has filed another petition to modify or set aside the new CID, but also continues to voluntarily cooperate while the petition is pending.  The Company believes that its acts and practices relating to student loans are lawful and essential to preserving our students’ access to post-secondary education.

During the quarter ended December 31, 2012, the Company received an investigative subpoena from the California Attorney General’s Office (the “CA AG’s Office”) captioned “In the Matter of the Investigation of For-Profit Educational Institutions,” seeking business records and responses to interrogatories related to the Company’s cohort default rates, the identity of the Company’s California security holders, the placement rate of graduates, completion times, graduation rates, advertisements and admissions, the announcement of the Company’s intention to sell certain campuses, enrollment processes, financial aid processes, call center policies and practices, lead generation, and other matters. The Company has provided extensive cooperation to the CA AG’s Office.  Nevertheless, in October 2013, the CA AG filed a civil complaint against the Company and various of its subsidiaries, alleging that the Company had run advertisements for programs it does not offer, used military seals without authorization, committed securities fraud by reporting a nationwide job placement rate that was allegedly false, and violated California’s consumer protection statutes by allegedly misrepresenting job placement results of its graduates.  The Complaint seeks temporary and permanent injunctive relief, ancillary relief, restitution, civil penalties, disgorgement of profits and compensation, damages, costs and attorneys’ fees, including costs of the investigation, and such other relief as the court may order.  The Company intends to vigorously defend itself against these allegations.

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

In June 2013, the Company received correspondence and subpoenas from the Securities and Exchange Commission (“SEC”) indicating that the SEC is conducting an investigation of the Company. The SEC has requested the production of documents and communications that, among other things, relate to student information in the areas of recruitment, attendance, completion, placement, defaults on federal loans and on alternative loans, as well as compliance with U.S. Department of Education financial requirements, standards and ratios (including the effect of certain borrowings under the Company’s credit facility on the Company’s composite score, and 90/10 compliance), and other corporate, operational, financial and accounting matters. The Company is cooperating with the SEC in its investigation.

On July 8, 2013, the Company received a civil investigative demand from the Minnesota Attorney General’s Office (the “MN AG”) seeking information on potential issues related to financial aid, admissions, students and other areas. The Company understands the MN AG is conducting inquiries into several other private sector colleges as well. The Company has obtained protection of its confidential and sensitive business information and is cooperating with the MN AG’s reasonable requests for information.

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

As of September 30, 2013, the Company had established aggregate reserves for all matters, including those disclosed above and for all other matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are, collectively, immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

Note 10— Business Acquisitions and Dispositions

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

QuickStart is a corporate training company that provides short-term instruction to IT professionals on Microsoft, Cisco and other software. QuickStart currently operates through eight learning centers in California, Oregon and Washington, and also offers training via online instruction. Its results are included in the Consolidated Financial Statements from the date of acquisition and do not materially impact the Consolidated Financial Statements. We have adopted QuickStart’s courses into certain of our existing colleges to provide additional sources of non-Title IV revenue to assist in compliance with ED’s 90/10 rule.

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

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are reported as a component of income tax expense. As of September 30, 2013 and June 30, 2013, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Financial Position are not material.

As of September 30, 2013 and June 30, 2013, the total amount of unrecognized tax benefits was $2.0 million and $2.2 million, respectively. As of September 30, 2013 and June 30, 2013, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $2.0 million and $2.2 million, respectively. The Company does not presently anticipate settlement of any uncertain tax positions matters within the next twelve months.

The Company’s effective tax rate was a benefit of 40.9% for the current quarter compared to a charge of 38.6% for the three months ended September 30, 2012.

Note 12—New Accounting Pronouncements

There have been no other new accounting pronouncements that are expected to have had a significant impact on the Company’s consolidated financial statements or notes thereto.

Note 13—Subsequent Events

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts and notes receivable agings and applying various expected loss percentages to student accounts and notes receivable categories based upon historical bad debt experience and consideration of the current economic environment. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 18.6% to 21.6% or $21.8 million to $25.3 million would result in a increase in pre-tax loss of $3.5 million for the quarter ended September 30, 2013. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 19.7% to 22.7% or $22.2 million to $25.6 million would result in a increase in pre-tax of $3.4 million for the quarter ended September 30, 2013.

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

At September 30, 2013, we considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non-amortizable intangible assets at the date and concluded that no such test was necessary.  We will perform our required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2014.

At September 30, 2013, goodwill of $197.9 million relates to the Heald reporting unit, which was acquired in January 2010. Additionally, during the first quarter of 2013 we acquired QuickStart which resulted in $7.7 million of goodwill. Since the acquisition, of Heald it has continued to meet or exceed all operating projections, including but not limited to revenues and cash flow targets. The annual impairment test of Heald’s goodwill as of June 30, 2013 did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, at June 30, 2013 we assumed a WACC of 12.1%, revenue growth rates ranging from (3.0%) to 3.4% for fiscal 2014 to 2016 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 12.3%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less exposure to ATB students and to regulatory uncertainty. Although we believe the estimates made are reasonable and supportable in connection with the impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

For accreditation, at June 30, 2013, the current “as is” scenario derives value from cash flows projected from fiscal 2014 to fiscal 2019, with compound annual growth rates ranging from 2.4% to 6.0% with discount rates ranging from 14.3% to 34.3%. After the estimated future cash flows for the “as is” and “without” scenarios were determined, management calculated their respective present values and then subtracted the present value of the “without” scenario from the present value of the “as is” scenario to obtain the estimated fair value of accreditation. The significant assumptions for the “without” scenario include estimated compound annual growth rates ranging from 55.1% to 83.6% with discount rates ranging from 14.3% to 34.3%. Using this analysis, at June 30, 2013 the fair value of accreditation exceeded book value by a range of 37.2% to 4,122%.

We used the relief from royalty method to estimate the fair value of trade names. Under the relief from royalty method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licensed to a third-party. For Heald, at June 30, 2013, we assume a royalty rate of 3.0% based upon profit split analysis and comparable licensing transactions, a discount rate of 14.3%, a tax rate of 39%, and a terminal growth rate value of 4.0%. For WyoTech, we assume a royalty rate of 2.0% based upon comparable licensing transactions, a discount rate of 21.8%, a tax rate of 39% and a terminal growth rate value of 1.5%.

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

Results of Operations

Comparisons of results of operations between the three months ended September 30, 2013 and September 30, 2012.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,
	2013	2012
Statement of Operations Data:
Net revenues	100.0%	100.0%
Operating expenses:
Educational services	62.3	60.5
General and administrative	11.6	10.7
Marketing and admissions	27.7	24.3
Impairment, facility closing, and severance charges	1.0	0.2
Total operating expenses	102.6	95.7
Income (loss) from operations	(2.6)	4.3
Interest income	—	—
Interest expense, net	(0.5)	(0.3)
Other expense, net	(1.6)	(1.0)
Income (loss) from continuing operations before provision (benefit) for income taxes	(4.7)	3.0
Provision (benefit) for income taxes	(1.9)	1.1
Income (loss) from continuing operations	(2.8)	1.8
Loss from discontinued operations, net of tax	(1.3)	(1.4)
Net income (loss)	(4.1)%	0.4%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Revenues. Net revenues decreased $37.0 million, or 9.2%, from $402.0 million in the first quarter of fiscal 2013 to $365.0 million in the first quarter of fiscal 2014. The decrease was due to an approximate 10.9% decrease in average student population and a 1.6% increase in average revenue per student during the period. The decline in average student population was largely due to a reduction in ATB students and a decline in our exclusively online population. At September 30, 2013, student population was 80,032 compared with 90,469 at September 30, 2012, a decrease of 11.5%. Total student starts decreased 8.1% to 28,551 for the first quarter of fiscal 2014 when compared to the first quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses decreased $16.3 million, or 6.7%, from $243.4 million in the first quarter of fiscal 2013 to $227.1 million in the first quarter of fiscal 2014. The decrease was primarily due to lower variable costs in consumables, supplies, compensation, and lower bad debt. As a percentage of net revenues, educational services expenses increased from 60.5% of revenues in the first quarter of fiscal 2013 to 62.3% of revenues in the first quarter of fiscal 2014. The increase in costs as a percentage of net revenues was a result of lower net revenues which resulted in a lower level of utilization of our facilities in the first quarter of fiscal 2014 when compared to the first quarter of last year. Bad debt expense amounted to $17.9 million or 4.9% of net revenues for the first quarter of fiscal 2014 compared to $19.2 million or 4.8% of net revenues for the first quarter of fiscal 2013.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $0.6 million, or 1.4%, from $43.0 million in the first quarter of fiscal 2013 to $42.4 million in the first quarter of fiscal 2014. As a percentage of net revenues, general and administrative expenses increased from 10.7% of net revenues in the first quarter of fiscal 2013 to 11.6% in the first quarter of fiscal 2014.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $3.5 million, or 3.6%, from $97.7 million in the first quarter of fiscal 2013 to $101.2 million in the first quarter of fiscal 2014.  As a percentage of net revenues, marketing and admissions expenses increased from 24.3% of revenues in the first quarter of fiscal 2013 to 27.7% of revenues in the first quarter of fiscal 2014. The increase as a percentage of net revenue is primarily attributable to incremental costs associated with bringing lead management services in-house and lower conversion rates. The cost per start increased $399 or 12.7% from $3,146 in the first quarter of fiscal 2013 to $3,545 in the first quarter of fiscal 2014.

Impairment and Severance Charges. During the first quarter of 2014 and 2013 we incurred severance charges of $3.7 million and $0.8 million, respectively.

Provision (Benefit) for Income Taxes. The effective income tax rate in the first quarter of fiscal 2014 was a benefit of 40.9% as compared to a charge of 38.6% in the first quarter of fiscal 2013.

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

Liquidity and Capital Resources

On May 17, 2012, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Facility”) with Bank of America, N.A., which replaces the credit facility that was set to expire in October 2012. The Credit Facility, which expires July 1, 2015, provides aggregate commitments including borrowings and letters of credit of up to $145 million, of which $135 million is a domestic facility, and $10 million is a Canadian facility. The Credit Facility has been established to provide available funds for acquisitions, to fund general corporate purposes, and to provide for letters of credit issuances of up to $50 million for domestic letters of credit and $7.5 million for Canadian letters of credit. The Credit Facility is secured by guaranties from the Company and each of its subsidiaries, as well as a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries, including real property, and the stock of the Company’s operating subsidiaries.

The following table summarizes the terms of the Credit Facility and its status as of September 30, 2013:

Borrowing limit	$145 million
Interest Rate	At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company’s Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings at September 30, 2013	$83.1 million.
Weighted Average Interest Rate at September 30, 2013	2.7%
Outstanding letters of credit at September 30, 2013	$23.9 million domestic, $4.7 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score. As of September 30, 2013, we were in compliance with all of the covenants.

Working capital amounted to $(36.1) million as of September 30, 2013 and $37.4 million as of June 30, 2013 and the current ratio was 0.9:1 and 1.1:1, respectively. The decrease in working capital compared to June 30, 2013 is primarily due to the net repayment of cash borrowed, partially offset by the timing of cash receipts and payments.

Cash flows provided by operating activities amounted to $41.0 million in the first three months of fiscal 2014 compared to $20.4 million provided by operating activities in the same period of fiscal 2013. The increase in cash provided by operating activities for the first three months of fiscal 2014 compared to the first three months of fiscal 2013 was primarily due to a increase in cash provided by working capital of $43.4 million, partially offset by an decrease in income before depreciation, amortization, stock-based compensation, deferred taxes and impairment charges of $19.9 million.  Included within cash flows from operating activities are $4.1 million and $2.1 million of net cash flows used in operating activities related to discontinued operations for the three months ending September 30, 2013 and September 30, 2012, respectively.

Cash flows used by investing activities of $12.9 million were comprised solely of capital expenditures in the first three months of fiscal 2014. During the same period of fiscal 2012, cash flows used by investing activities were $19.0 million which were comprised of net cash paid to acquire QuickStart of $11.6 million and capital expenditures of $7.4 million. The capital expenditures were primarily related to remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $40 million for fiscal 2014.

Cash flows used in financing activities in the first three months of fiscal 2014 primarily related to net payments on debt and amounted to approximately $37.6 million compared to $36.5 million for the same period of fiscal 2013, respectively.

Historically, we had developed several third party loan programs with origination and servicing providers such as Sallie Mae for students with low credit scores who otherwise would not qualify for loans. These loan programs required that we pay a discount fee to the origination and servicing providers of the loans as a reserve against future defaults on these loans. We have historically referred to these types of loans as “discount loans,” since we incurred a portion of the default risk related to these student loans by taking a discount on the disbursement from the third party. By accepting a reduced payment for these discounted loans from the servicing providers, we were not at risk for the amounts agreed to by the students and the service providers and the Company is not entitled to any proceeds collected by the service providers in excess of the reduced payment. Therefore we had recorded this discount as a reduction to revenue.

In fiscal 2008, we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students. In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”). Under this Genesis program we paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program we then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of the agreement. From the initiation of the Genesis program to its cessation in fiscal 2012, we have acquired all of the loans that originated. Therefore, we are exposed to any credit defaults by students but retains all amounts collected from the students under this program. There have been no loans funded under the Genesis discount loan program since November 2011.

On June 29, 2011, we entered into a loan origination agreement, as amended with ASFG, LLC (“ASFG”) which has subsequently changed its name to Campus Student Funding LLC. for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775 million of new student loans through June 2015. Under this agreement, an unaffiliated bank makes private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, we completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $51.1 million and $35.4 million for the three months ended September 30, 2013 and 2012, respectively. Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $369.1 million.

The ASFG loan program has characteristics similar to the previous third party “discount loan” programs. As with the previous discount third party loan programs, under the ASFG program we pay an upfront discount to ASFG for any notes purchased by ASFG. We record the upfront discount as a deferred charge and amortize the charge as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we have guaranteed to purchase any of the student notes from ASFG on which no payment has been made for over 90 days. We have applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse obligation is in addition to the discount paid to ASFG and is based on the ultimate anticipated loan performance under the ASFG loan program. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $30.5 million and $29.6 million as of September 30, 2013 and June 30, 2013, respectively.

The recourse liability related to loans funded under the ASFG loan program is established at the inception of the guarantee. Upon recourse we will repurchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and an adjustment to the recourse obligation. The net recourse obligation consists of a net short-term liability and a net long-term receivable. The receivable, pursuant to a tuition loan program agreement, will be paid to us as ASFG receives student payments in excess of the initial principal balance, less discount paid. The receivable and recourse obligation are reported as a net short-term and net long-term amount to reflect the legal right of offset. The net short-term recourse obligation related to the loans funded under the ASFG program at September 30, 2013 and June 30, 2013 was a net liability of $42.5 million and $31.1 million, respectively, net of recourse paid. The net short-term recourse obligation at September 30, 2013 and June 30, 2013 is recorded within accrued expenses within the Consolidated Balance Sheets. The net long-term recourse receivable related to loans funded under the ASFG program at September 30, 2013 and June 30, 2013 was a net asset of $64.9 million and $44.4 million, respectively. The net long-term recourse receivable is recorded within deposits and other assets within the Consolidated Balance Sheets. We estimate loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

During the first quarter of fiscal 2012, we sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of September 30, 2013, we received an advance of $10.1 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $6.7 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of September 30, 2013 and June 30, 2013, ASFG had collected $8.3 million and $7.9 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $1.8 million and $2.1 million, respectively.

During the fourth quarter of fiscal 2012, we sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of September 30, 2013, we received an advance of $7.5 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $17.5 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of September 30, 2013 and June 30, 2013 ASFG had collected $6.5 million and $5.8 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $1.0 million and $1.7 million, respectively.

During the first quarter of fiscal 2013, we sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of September 30, 2013, we received an advance of $8.7 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $20.3 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of September 30, 2013 and June 30, 2013 ASFG had collected $6.6 million and $5.5 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $2.1 million and $3.2 million, respectively.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $43.9 million and $30.3 million for the three months ended September 30, 2013 and 2012, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $22.7 million and $11.0 million for the three months ended September 30, 2013 and 2012, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $14.2 million and $7.1 million for the three months ended September 30, 2013 and 2012, respectively.

Net revenues recognized related to the ASFG program have been $26.4 million and $21.9 million, net of discount expense; cash flows have been a net inflow of $7.0 million and $9.0 million for the three months ended September 30, 2013 and 2012, respectively.

Included within the Consolidated Statement of Operations, under the caption “Other expense, net” for fiscal years ended September 30, 2013, and 2012 is net other expense of $6.3 million and $5.0 million, associated with the student notes program, respectively.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $1.2 million and $0.3 million associated with the Genesis notes program, for the three months ended September 30, 2013 and 2012, respectively.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. We defer and recognize program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three months ended September 30, 2013 and 2012, there was net other expense of $5.1 million and $4.7 million associated with the ASFG notes program. Total structuring and management fees paid to ASFG, over the life of the program, as of September 30, 2013 have been $18.0 million, of which $8.9 million are deferred as of September 30, 2013. Program fees paid to ASFG during the three months ended September 30, 2013 and 2012 are $0 and $3.2 million, respectively.  Total program fees expected to be incurred over the program length are expected to be approximately $8 to $10 million per year in incremental cost above those historically incurred under the Genesis program.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures for the next 12 months.

Update Regarding Regulatory and Accreditation Matters

The HEOA requires accrediting agencies recognized by ED to review many aspects of an institution’s operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Two aspects of an institution’s operations reviewed by national and programmable accrediting agencies are the completion and job placement rates of our graduates. Our national accreditors, some specialized programmatic accreditors and some state regulatory agencies require our colleges to achieve minimum retention and placement rates to remain in compliance with their standards.

Accrediting Agency Action — Probation, Show Cause Orders and other Oversight.

Under the HEOA, recognized accrediting agencies must conduct regular reviews of the institutions they accredit. In addition to periodic accreditation reviews, institutions undergoing substantive changes, including a change of ownership, may be required to be reviewed by their accrediting agency. Accrediting agencies also monitor institutions’ compliance during the term of their accreditation. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, including the retention and placement rates discussed above, it may place the institution on probation or a similar warning status or direct the institution to “show cause” why its accreditation should not be revoked.  Probation or show cause orders afford the institution the opportunity to respond before the institution loses accreditation. The institution may demonstrate that the concern is unfounded, that it has taken corrective action to resolve the concern, or that it has implemented an ongoing plan of action which is deemed appropriate to resolve the concern. The accrediting agency may then vacate the probation or show cause order, continue the probation or show cause order or seek additional information through reports required of the institution. If the agency’s concerns are not resolved, it may act to withdraw accreditation from the institution.  Institutions on probation or under show cause orders remain accredited while they are on probation or under show cause orders.  Being on probation, show cause, or reporting status may cause an accreditor to deny an institution permission, or otherwise delay approval, to open and commence instruction at new locations or to add new programs.  However, the institutions can continue to enroll new students, and students at the affected institutions remain eligible to receive federal student financial aid.

An accrediting agency may also require the institution to supply it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, typically completion or graduate placement outcomes. This is commonly referred to as being on “reporting” status. Failure to demonstrate compliance with accrediting standards in any of these instances could result in enhanced scrutiny under a probation or show cause order, and, if not resolved, ultimately a loss of accreditation.

As of September 30, 2013, none of our institutions were on probation or show cause, and thirty four of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions’ students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

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

ED Program Reviews

From time to time certain of our institutions have been the subject of program reviews by ED. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) Everest College Phoenix (“ECP”) has received program review reports and provided written responses regarding the site visits ED conducted at ECP in 2008 and 2010, but has not yet received final determinations for the 2008 program review; it received a final determination letter for the 2010 site visit during the quarter ended September 30, 2013 that imposed immaterial refund liabilities related to two students; and (ii) ED has conducted site visits at the Company’s campuses in Largo, FL in August 2012, Pompano Beach, FL in September 2012, Renton, WA in September 2012, Salinas, CA in June 2013, Southfield, MI in June 2013, Stockton, CA in July 2013, Long Beach, CA in August 2013, Orlando (North) in August 2013 and Portland, OR in September 2013, but has not yet issued program review reports with respect to any of those site visits. The Company will continue to cooperate with ED in its ongoing reviews.

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

Guaranty Agency Program Reviews

Under the now defunct Federal Family Education Loan (“FFEL”) Program, which has since been replaced by the Federal Direct Loan (“FDL”) program, nonprofit and state guaranty agencies were established to guarantee student loans made by lenders and perform certain administrative and oversight functions under the FFEL program. Under the FFEL program, ED provided reinsurance to the guaranty agencies. The Health Care and Education Reconciliation Act of 2010 ended the FFEL program effective June 30, 2010, and all federal student loans since July 1, 2010 have been made through the FDL program. Despite the end of the FFEL program, however, guaranty agencies are still involved in guaranteeing the existing FFEL loan portfolios against default and will continue in this role until all FFEL loans are paid.

Guaranty agencies perform occasional program reviews at schools to ensure that schools are meeting all regulatory requirements and guarantor policies in the FFEL program. Twelve guaranty agency program review site visits were conducted in our institutions during fiscal year 2013 and early fiscal 2014, and nine program review reports have been issued. The Company is in the process of responding to these reports, including conducting file reviews with respect to findings identified in the reports. No final determinations have been made, and in several cases the Company is contesting the underlying findings. The Company will continue to cooperate with the guaranty agencies in their ongoing reviews.

The guaranty agencies will review our responses to program review reports and ultimately issue final determination letters setting forth their final findings. If the guaranty agencies were to make significant findings of non-compliance against any of the Company’s institutions in any final determination letters, it could result in the imposition of liabilities, fines or penalties, which, if large enough, could have a material adverse effect on the Company’s results of operations and financial condition.

Item 3.         Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments to manage these risks.

Interest Rate Exposure. As of September 30, 2013, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $83.1 million and capital lease obligations of $12.0 million, and (ii) student notes receivable, net, in the aggregate amount of $90.6 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of September 30, 2013 was a deficit of CAD $28.3 million which includes borrowings outstanding under the credit facility of CAD $3.2 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.                         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Certain regulatory authorities have initiated investigations into us and other companies in the for-profit education sector that could result in adverse actions, fines, penalties or other censure that may materially and adversely affect our business. This includes the civil complaint filed against us by the California Attorney General in October 2013.

Since October 2010 the Company has been contacted by attorneys general offices in the states of Florida, Massachusetts, Oregon, New York, Wisconsin, Minnesota, California, and Illinois. Each of those states’ attorneys general office has requested from the Company, either through subpoenas, civil investigative demands, or informal requests, extensive document requests regarding our business. The Oregon Attorney General’s office closed its investigation after nearly a year-long inquiry without taking any enforcement action. In every state but Wisconsin, we understand the attorneys general are conducting broad inquiries into private sector education companies in their respective states, and not solely into the Company.  As disclosed above in Note 9—Commitments and Contingencies, to our Condensed Consolidated Financial Statements (Unaudited), in October 2013, the California Attorney General (“CA AG”) filed a civil complaint against the Company and various of its subsidiaries, alleging that the Company had run advertisements for programs it does not offer, used military seals without authorization, committed securities fraud by reporting a nationwide job placement rate that was allegedly false, and violated California’s consumer protection statutes by allegedly misrepresenting job placement results of its graduates.  The complaint seeks temporary and permanent injunctive relief, ancillary relief, restitution, civil penalties, disgorgement of profits and compensation, damages, costs and attorneys’ fees, including costs of the investigation, and such other relief as the court may order.  We intend to vigorously defend the Company against these allegations, but we cannot predict the ultimate resolution.  We expect to continue to incur significant legal costs and other expenses in connection with responding to this action, in addition to the other matters pending against us. We may be required to pay damages or settlement costs in excess of our insurance coverage, if any, related to these this lawsuit.  This litigation, if resolved unfavorably to us, may result in the institution of administrative, injunctive or other orders against us and/or our institutions, officers and employees, the imposition of fines, penalties and suspensions, as well as restitution, disgorgement and other remedies and sanctions. Any such material costs and expenses or injunctive relief could have a material adverse effect on our financial condition and results of operations.

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                  Defaults Upon Senior Securities

None

Item 4.                                  Mine Safety Disclosure

None

Item 5.                                  Other Information

None

Item 6.         Exhibits

(a) Exhibits:

Exhibit 10.1

Form of Long-Term Cash Incentive Award Agreement under the 2003 Performance Award Plan of the Company, entered into between the Company and each of its executive officers, including the named executive officers

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

Exhibit 101

The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

November 6, 2013	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 6, 2013	/s/ ROBERT C. OWEN
Robert C. Owen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)