Form 10-Q
period 2013-12-31
CORINTHIAN COLLEGES INC
filed 2014-02-06
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2013

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

At February 1, 2014, there were 87,237,498 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2013

EXPLANATORY NOTE

During the first quarter of fiscal 2014, Corinthian Colleges, Inc. (the “Company”) decided to divest four Everest schools located in Brighton, MA; North Aurora, IL; Miami, FL and Kendall, FL which are available for sale (the “Sale Schools”). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales during fiscal 2014. The Company recorded a $2.2 million impairment charge of long-lived assets related to the Sale Schools during the first quarter of fiscal 2014.

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

PART I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands)

	December 31, 2013	June 30, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,823	$46,596
Accounts receivable, net of allowance for doubtful accounts of $18,365 and $19,002 at December 31, 2013 and June 30, 2013, respectively	58,167	76,170
Student notes receivable, net of allowance for doubtful accounts of $4,499 and $7,979 at December 31, 2013 and June 30, 2013, respectively	22,076	23,971
Deferred income taxes	28,954	28,961
Prepaid expenses and other current assets	93,975	109,650
Assets held for sale	250	3,256
Total current assets	236,245	288,604
PROPERTY AND EQUIPMENT, net	224,495	226,996
OTHER ASSETS:
Goodwill	205,593	205,593
Other intangibles, net	180,353	180,800
Student notes receivable, net of allowance for doubtful accounts of $14,222 and $22,282 at December 31, 2013 and June 30, 2013, respectively	69,931	67,000
Deposits and other assets	82,034	54,732
Deferred income taxes	4,935	5,020
TOTAL ASSETS	$1,003,586	$1,028,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,799	$25,239
Accrued expenses	131,725	113,741
Prepaid tuition	122,392	104,396
Current portion of capital lease obligations	—	803
Current portion of long-term debt	600	4,101
Liabilities held for sale	2,950	2,966
Total current liabilities	299,466	251,246
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	10,934	11,389
LONG-TERM DEBT, net of current portion	65,040	122,792
DEFERRED INCOME TAXES	16,036	16,036
OTHER LONG-TERM LIABILITIES	53,604	56,440
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 93,411 shares issued and 87,237 shares outstanding at December 31, 2013 and 92,357 shares issued and 86,183 shares outstanding at June 30, 2013	9	9
Additional paid-in capital	261,314	258,830
Treasury stock	(56,368)	(56,368)
Retained earnings	351,336	366,098
Accumulated other comprehensive income	2,215	2,273
Total stockholders’ equity	558,506	570,842
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,003,586	$1,028,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
NET REVENUES	$369,905	$406,070	$734,863	$808,107
OPERATING EXPENSES:
Educational services (including bad debt expense of $13,223 and $17,138 for the three months ended December 31, 2013 and 2012, respectively; and $31,111 and $36,336 for the six months ended December 31, 2013 and 2012, respectively)	221,880	245,981	448,978	489,372
General and administrative	34,232	42,284	76,603	85,233
Marketing and admissions	99,704	99,960	200,904	197,666
Impairment, facility closing and severance charges	1,862	—	5,516	760
Total operating expenses	357,678	388,225	732,001	773,031
INCOME FROM OPERATIONS	12,227	17,845	2,862	35,076
Interest income	111	158	221	355
Interest expense	(654)	(1,213)	(2,460)	(2,505)
Other expense, net	(5,806)	(6,163)	(11,843)	(10,407)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	5,878	10,627	(11,220)	22,519
Provision (Benefit) for income taxes	2,367	4,070	(4,628)	8,654
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,511	6,557	(6,592)	13,865
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $1,997 and $4,115 for the three months ended December 31, 2013 and 2012, respectively; and $4,945 and $7,647 for the six months, ended December 31, 2013 and 2012, respectively	(3,319)	(6,625)	(8,170)	(12,354)
NET INCOME (LOSS)	$192	$(68)	$(14,762)	$1,511
INCOME (LOSS) PER SHARE—BASIC:
Income (loss) from continuing operations	$0.04	$0.08	$(0.08)	$0.16
Loss from discontinued operations	(0.04)	(0.08)	(0.09)	(0.14)
Net income (loss)	$—	$—	$(0.17)	$0.02
INCOME (LOSS) PER SHARE—DILUTED:
Income (loss) income from continuing operations	$0.04	$0.08	$(0.08)	$0.16
Loss from discontinued operations	(0.04)	(0.08)	(0.09)	(0.14)
Net income (loss)	$—	$—	$(0.17)	$0.02
Weighted average number of common shares outstanding:
Basic	87,135	85,797	86,863	85,641
Diluted	88,162	86,548	86,863	86,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income (loss)	$192	$(68)	$(14,762)	$1,511
Other comprehensive income:
Foreign currency translation adjustment	(128)	152	(118)	(188)
Post-retirement benefits	30	30	60	60
Other comprehensive income (loss)	(98)	182	(58)	(128)
Comprehensive income (loss)	$94	$114	$(14,820)	$1,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,762)	$1,511
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,570	33,345
Stock based compensation	2,898	3,171
Deferred income taxes	86	—
Loss on disposal of assets	157	24
Impairment charge	2,515	2,446
Changes in assets and liabilities:
Accounts receivable, net	18,421	22,987
Student notes receivable, net	(1,037)	5,426
Prepaid expenses and other assets	(234)	11,619
Accounts payable	16,412	44,248
Accrued expenses and other liabilities	5,675	(24,012)
Prepaid tuition	18,069	4,300
Other long-term liabilities	(2,813)	(2,963)
Net cash provided by operating activities	73,957	102,102
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(25,817)	(18,140)
Payments made in connection with business acquisitions, net of cash acquired	—	(11,612)
Net cash used in investing activities	(25,817)	(29,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	145,322	50,994
Principal repayments on capital lease obligations and long-term debt	(204,137)	(154,178)
Proceeds from borrowing under student notes receivable sale agreements	—	8,683
Repayments on borrowing under student notes receivable sale agreements	(3,618)	(7,384)
Proceeds from exercise of stock options and employee stock purchase plan	518	520
Net cash used in financing activities	(61,915)	(101,365)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2	123
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,773)	(28,892)
CASH AND CASH EQUIVALENTS, beginning of period	46,596	72,525
CASH AND CASH EQUIVALENTS, end of period	$32,823	$43,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for:
Income taxes	$26,762	$8,547
Interest paid	$(1,224)	$(1,140)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of December 31, 2013, the Company had approximately 77,584 students and operated 93 colleges in 25 states and 14 colleges in the province of Ontario, Canada. All of the Company’s U.S. schools are accredited and grant either diplomas or degrees (associate’s, bachelor’s and master’s) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, criminal justice, and automotive and construction trades. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. The Company also offers an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company’s schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students in the United States rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2013 consolidated financial statements of the Company included in the Company’s 2013 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014.

The unaudited Condensed Consolidated Financial Statements as of December 31, 2013 and for the three months ended December 31, 2013 and 2012 and the audited Condensed Consolidated Balance Sheet as of June 30, 2013 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at December 31, 2013. In addition, the carrying value of all borrowings approximates fair value at December 31, 2013. The student notes receivable balances are presented within current and non-current assets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

Note 2—Impairment and Severance Charges

At December 31, 2013, the Company considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non-amortizable intangible assets at that date and concluded that no such test was necessary.  The Company will perform its required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2014.

At December 31, 2013, the Company has $205.6 million of goodwill; $197.9 million relates to the Heald reporting unit and $7.7 million relates to the 2013 QuickStart Intelligence Corporation (“QuickStart”) acquisition—See Note 10 — Business Acquisitions and Dispositions. The Company’s fiscal year 2013 annual impairment tests did not result in an impairment charge. However, goodwill impairment assessments of the goodwill related to the Heald acquisition involve significant judgments related to future revenues and earnings. For Heald, the Company assumed a weighted average cost of capital (“WACC”) of 12.1%, revenue growth rates ranging from (3.0%) to 3.4% for fiscal 2014 to 2016 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 12.3%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less historic exposure to ability to benefit (“ATB”) students and to regulatory uncertainty. Although the Company believes the estimates made are reasonable and supportable in connection with the impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

The Company incurred and paid severance of $1.9 million and $5.5 million for the three and six months ended December 31, 2013 and $0 million and $0.8 million for the three and six months ended December 31, 2012.

Note 3—Discontinued Operations

Fiscal 2014

During the first quarter of fiscal 2014, the Company decided to divest four Everest schools located in Brighton, MA; North Aurora, IL; Miami, FL and Kendall, FL which are available for sale (the “Sale Schools”). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales during fiscal 2014. The Company recorded a $2.2 million impairment charge of long-lived assets related to the Sale Schools during the first quarter of fiscal 2014.

Note 4—Accounts Receivable

Accounts receivable, net consists of the following as of:

	December 31, 2013	June 30, 2013
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$76,532	$95,172
Less allowance for doubtful accounts	(18,365)	(19,002)
Accounts receivable, Net	$58,167	$76,170

The following table summarizes the activity in the accounts receivable allowance for doubtful accounts for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands, table for continuing and discontinued operations)
Allowance for doubtful accounts
Accounts receivable:
Beginning allowance for doubtful accounts	$21,836	$28,333	$19,104	$18,237
Charged to statement of operations	13,660	18,764	31,838	38,710
Deductions	(17,096)	(19,369)	(32,542)	(29,219)
Ending allowance for doubtful accounts	$18,400	$27,728	$18,400	$27,728

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

In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students. In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”). Under this Genesis program the Company paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program the Company then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. From the initiation of the Genesis program to its cessation in fiscal 2012, the Company acquired all of the loans that were originated. Therefore, the Company is exposed to any credit defaults by students but retains all amounts collected from the students under this program. There have been no loans funded under the Genesis discount loan program since November 2011.

On June 29, 2011, the Company entered into a loan origination agreement, as amended, with ASFG, LLC (“ASFG”), which has subsequently changed its name to Campus Student Funding, LLC, for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG has agreed to purchase up to $775 million of new student loans through June 2015. Under this agreement, an unaffiliated bank makes private education loans to eligible students and, subsequently, sells those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, the Company completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $59.3 million and $110.4 million for the three and six months ending December 31, 2013 and $61.0 million and $96.4 million for the three and six months ending December 31, 2012, respectively. Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $428.4 million.

The ASFG loan program has characteristics similar to the previous third party “discount loan” programs. As with the previous third party discount loan programs, under the ASFG program the Company pays an upfront discount to ASFG for any notes purchased by ASFG. The Company records the upfront discount as a deferred charge and amortizes the charge as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company has guaranteed to purchase any of the student notes from ASFG on which no payment has been made for over 90 days. The Company has applied historical loan performance experience to estimate and record the ultimate loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse obligation is in addition to the discount paid to ASFG and is based upon the ultimate anticipated loan performance under the ASFG loan program. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $33.5 million and $29.6 million as of December 31, 2013 and June 30, 2013, respectively.

The recourse liability related to loans funded under the ASFG loan program is established at the inception of the guarantee. Upon recourse the Company will purchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and an adjustment to the recourse obligation. The net recourse obligation consists of a net short-term liability and a net long-term receivable. The receivable, pursuant to a tuition loan program agreement, will be paid to the Company as ASFG receives student payments in excess of the initial principal balance, less discount paid. The receivable and recourse obligation are reported as a net short-term and net long-term amount to reflect the legal right of offset. The net short-term recourse obligation related to the loans funded under the ASFG program at December 31, 2013 and June 30, 2013 was a net liability of $42.6 million and $31.1 million, respectively, net of recourse paid. The net short-term recourse obligation at December 31, 2013 and June 30, 2013 is recorded within accrued expenses within the Consolidated Balance Sheets. The net long-term recourse receivable related to loans funded under the ASFG program at December 31, 2013 and June 30, 2013 was a net asset of $72.7 million and $44.6 million, respectively. The net long-term recourse receivable is recorded within deposits and other assets within the Consolidated Balance Sheets. The Company estimates loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, the Company’s maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

During the second and third quarters of fiscal 2014, the Company has been negotiating with ASFG to restructure the student lending arrangement.  However, the Company has been unable to reach agreement on terms acceptable to both parties, and in January 2014 ASFG indicated that it intends to cease funding new loans for students under the current program.  The Company is beginning to solicit other prospective lenders through a request for proposal process.  ASFG and at least two other potential lenders have expressed interest in receiving the request for proposal.  Until a new arrangement is reached with a third-party lender, the Company intends to reinstitute the Company-financed Genesis loan program as described above.  While the Company is in the process of structuring a new lending arrangement with a third party, the Company expects cash flows from operating activities to be approximately $4 million to $8 million less per month than cash flows would have been under the ASFG lending arrangement.

Typically, the repayment terms on student notes receivable are 12 months for each $1,000 of notes balance. The average student note balance is $2,400 for all outstanding loans. The majority of loans within student notes receivable contain repayment terms of 60 months or less. Loan balances vary by program and by student, and are a function of program cost and student financial aid eligibility. The average interest rate on all outstanding loans is 9.0% as of December 31, 2013.

Sales of Financing Receivables

Recourse Sales

During the first quarter of fiscal 2012, the Company sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. During fiscal 2012 the Company received an advance of $10.1 million related to the sale, which has been recorded as debt on the Condensed Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Condensed Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2012. The remaining $6.7 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of December 31, 2013 and June 30, 2013, ASFG had collected $8.7 million and $7.9 million, respectively, in payments related to this sale and the remaining obligation is approximately $1.4 million and $2.1 million, respectively.

During the fourth quarter of fiscal 2012, the Company sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of June 30, 2013 and June 30, 2012, respectively, the Company received an advance of $7.5 million related to the sale, which has been recorded as debt on the Condensed Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Condensed Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2012. The remaining $17.5 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of December 31, 2013 and June 30, 2013, ASFG had collected $7.2 million and $5.8 million, respectively, in payments related to this sale and the remaining obligation is approximately $0.3 million and $1.7 million, respectively.

During the first quarter of fiscal 2013, the Company sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of December 31, 2013, the Company received an advance of $8.7 million related to the sale, which has been recorded as debt on the Condensed Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Condensed Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2013. The remaining $20.3 million of purchase price will be paid to the Company as ASFG receives student payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of December 31, 2013 and June 30, 2013, ASFG had collected $7.6 million and $5.5 million, respectively, in payments related to this sale and the remaining obligation is approximately $1.1 million and $3.2 million, respectively.

Student notes receivable balance, allowance and delinquency detail

Student notes receivable, net consists of the following as of:

	December 31, 2013	June 30, 2013
	(In thousands)
Student notes receivable:
Student notes receivable, Gross	$110,728	$121,232
Less allowance for doubtful accounts	(18,721)	(30,261)
Student notes receivable, Net	$92,007	$90,971

The following table summarizes the activity in the student notes receivable allowance for doubtful accounts for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands, table for continuing and discontinued operations)
Student notes receivable:
Beginning allowance for doubtful accounts	$22,186	$60,942	$30,261	$80,027
Charged to statement of operations	—	—	—	38
Deductions	(3,465)	(20,093)	(11,540)	(39,216)
Ending allowance for doubtful accounts	$18,721	$40,849	$18,721	$40,849

The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 16.9% to 19.9% or $18.7 million to $22.0 million would result in a decrease in pre-tax income from continuing operations of $3.3 million as of December 31, 2013. Recoveries for all periods presented are not material.

The delinquency status of gross student notes receivable was as follows as of:

	December 31, 2013	June 30, 2013
	(In thousands)
Current	$58,510	$67,771
1 - 90	19,575	16,721
91 - 120	3,940	3,085
120 - 269	16,746	19,051
270+	11,957	14,604
TOTAL	$110,728	$121,232

The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on credit information and credit scores provided by third-party credit bureaus. These proprietary forecasting models are also based on impairment trending, delinquency trending, and population trending. The note reserve methodology is reviewed semi-annually during the second and fourth quarters or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a change in methodology is warranted. Delinquency is the main factor of determining if a loan is impaired. Loans are charged off after 270 days delinquency to an amount determined collectible. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during the three and six months ended December 31, 2013 and 2012, respectively. In the three and six months ended December 31, 2013 the Company charged-off $3.5 million and $11.5 million of Genesis notes, net of recoveries, respectively. In the three and six months ended December 31, 2012 the Company charged-off $20.1 million and $39.2 million of Genesis notes, net of recoveries, respectively. The charge-offs are recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance. Recoveries for all periods presented are not material.

The following table summarizes the student notes receivable and the allowance for doubtful accounts as of:

	December 31, 2013		June 30, 2013
	Student Notes	Allowance for student notes receivable losses	Student Notes	Allowance for student notes receivable losses
	(In thousands)
Collectively evaluated for impairment	$98,550	$(18,721)	$113,928	$(30,261)
Loans purchased under recourse provision	12,178	—	7,304	—
Total	$110,728	$(18,721)	$121,232	$(30,261)

Included within the Condensed Consolidated Statement of Operations, under the caption “Other expense, net” for three months ended December 31, 2013 and 2012 is net other expense of $6.1 million and $6.0 million, associated with the student notes program, respectively. Included within the Condensed Consolidated Statement of Operations, under the caption “Other expense, net” for six months ended December 31, 2013 and 2012 is net other expense of $12.4 million and $10.8 million, associated with the student notes program, respectively.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $0.6 million and $1.7 million associated with the Genesis notes program, for the three and six months ended December 31, 2013, respectively. Net other expense includes $0.3 million and $0.6 million associated with the Genesis notes program, for the three and six months ended December 31, 2012, respectively.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. The Company defers and recognizes program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three and six months ended December 31, 2013 there was net other expense of $5.5 million and $10.7 million associated with the ASFG notes program.  For the three and six months ended December 31, 2012, there was net other expense of $5.9 million and $10.5 million associated with the ASFG notes program, respectively. Total structuring and management fees paid to ASFG, over the life of the program, as of December 31, 2013 have been $18 million, of which $7.8 million are deferred as of December 31, 2013. There were no program fees paid to ASFG during the three and six months ended December 31, 2013.  Program fees paid to ASFG during the three and six months ended December 31, 2012 are $0 and $3.2 million, respectively.  Total program fees expected to be incurred over the program length are expected to be approximately $8 to $10 million per year in incremental cost above those historically incurred under the Genesis program.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $92.3 million and $86.7 million for the six months ended December 31, 2013 and December 31, 2012, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $45.5 million and $40.2 million for the six months ended December 31, 2013 and December 31, 2012, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $27.7 million and $17.1 million for the six months ended December 31, 2013 and December 31, 2012, respectively.

Net revenues recognized related to the ASFG program have been approximately $28 million and $55 million, net of discount expense, for the three and six months ended December 31, 2013, respectively.  Net revenues recognized related to the ASFG program have been approximately $24 million and $46 million for the three and six months ended December 31, 2012, respectively.  Net cash flows related to the ASFG program have been a net inflow of $19.1 million and $26.2 million for the six months ended December 31, 2013 and December 31, 2012, respectively.

Note 6—Long-Term Debt and Capital Lease Obligations

As of December 31, 2013 and June 30, 2013, long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Credit facility obligations (1)	$61,894	$116,073
Borrowings under student notes receivable sale agreements	2,731	7,110
Capital lease obligations	10,934	12,192
Other debt	1,015	3,710
	76,574	139,085
Less—current portion of borrowings under student notes receivable sale agreement	(600)	(4,101)
Less—current portion of capital lease obligations	—	(803)
	$75,974	$134,181

(1)  Interest rate on credit facility is 3.2% and 4.7% as of December 31, 2013 and June 30, 2013, respectively.

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

The following table summarizes the terms of the Credit Facility and its status as of December 31, 2013:

Borrowing limit	$145 million
Interest Rate	At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company’s Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings	$61.9 million.
Weighted Average Interest Rate	3.2%
Outstanding letters of credit	$23.9 million domestic, $4.3 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score. As of December 31, 2013, the Company was in compliance with all of the covenants.

The Company received $0, $8.7 million, and $17.6 million of proceeds from ASFG related to the sale of notes during fiscal 2014, 2013, and 2012, respectively. The recourse provisions of these sales prevent the Company from derecognizing the underlying notes sold. Accordingly, the proceeds have been recorded as debt on the Condensed Consolidated Balance Sheet. The debt and underlying student notes will be derecognized as ASFG receives principal payments. As of December 31, 2013 and June 30, 2013, the remaining obligation is approximately $2.7 million and $7.1 million, respectively. The Company has classified the debt between short-term and long-term in proportion to the classification of the related student notes receivable.

Note 7—Weighted Average Number of Common Shares Outstanding

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income or loss per common share for the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Basic common shares outstanding	87,135	85,797	86,863	85,641
Effects of dilutive securities:
Stock options and restricted stock units	1,027	751	—	722
Diluted common shares outstanding	88,162	86,548	86,863	86,363

During the three and six months ended December 31, 2013, the Company issued 0.3 million and 1.1 million shares, respectively, of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units. During the three and six months ended December 31, 2012, the Company issued 0.1 million and 0.7 million shares, respectively, of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.  During the three and six months ended December 31, 2013, approximately 11.6 million and 13.4 million, respectively, of our stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  During the three and six months ended December 31, 2012, approximately 11.9 million and 11.6 million, respectively, of our stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. The Company may repurchase shares on the open market or in private transactions from time to time, depending on the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of December 31, 2013 the Company had repurchased 3,917,200 shares at an average price of $6.38 under this program during fiscal year 2011.  No shares were repurchased in fiscal year 2014, 2013 or 2012.

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

Note 8—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues from unaffiliated customers
U.S. operations	$356,327	$390,233	$707,649	$777,459
Canadian operations	13,578	15,837	27,214	30,648
Consolidated	$369,905	$406,070	$734,863	$808,107

	December 31, 2013	June 30, 2013
Long-lived assets
U.S. operations	$756,189	$727,562
Canadian operations	11,152	12,579
Consolidated	$767,341	$740,141

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

False Claims Act Qui Tams

The False Claims Act allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These qui tam cases are generally sealed by the court at the time of filing. The only parties initially privy to the information contained in the complaint are the relator, the federal government, and the presiding court.

On October 3, 2007, the Company was notified that a qui tam action had been filed in the U.S. District Court for the Central District of California by a former employee (the “relator”) on behalf of himself and the federal government. The case was captioned United States of America, ex rel. Steven Fuhr v. Corinthian Colleges, Inc. The Company subsequently learned of two other qui tam actions filed against the Company captioned United States of America, ex rel. Nyoka Lee and Talala Mshuja v. Corinthian Colleges, Inc., et al., and United States of America, ex rel. Stephen Backhus v. Corinthian Colleges, Inc., et al., filed in the United States District Courts for the Central District of California and the Middle District of Florida, respectively. These qui tam actions alleged violations of the False Claims Act, 31 U.S.C. § 3729-33, by the Company for allegedly causing false claims to be paid, or allegedly using false statements to get claims paid or approved by the federal government, because of alleged Company violations of the Higher Education Act (the “HEA”) regarding the manner in which admissions personnel are compensated. The Lee complaint also alleged causes of action for common law fraud, unjust enrichment and payment under mistake of fact against the Company, Ernst & Young LLP (the Company’s Independent Registered Public Accounting Firm), and David Moore, Jack Massimino, Paul St. Pierre, Alice Kane, Linda Skladany, Hank Adler and Terry Hartshorn (all of whom are current or former directors of the Company). On March 4, 2009, the Company received written notices that the U.S. Department of Justice had declined to intervene in, or take over, these qui tam actions, and the United States District Courts in which the cases were filed unsealed the complaints. Although the government declined to intervene in these actions, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the actions at a later time. The Backhus complaint has since been voluntarily dismissed and, on August 3, 2009, the U.S. District Court issued an order dismissing the Fuhr complaint with prejudice. That dismissal was appealed, but has since been voluntarily abandoned and dismissed by the relator in that case. The Lee complaint was dismissed with prejudice by the U.S. District Court on December 4, 2009. The Lee dismissal was also appealed, and, on August 12, 2011, the Ninth Circuit Court of Appeal affirmed the district court’s dismissal but remanded with instructions to permit the relators to amend the complaint. On December 15, 2011, the first amended Lee complaint was filed in U.S. District Court alleging violations of the False Claims Act, 31 U.S.C. § 3729 against the Company, Ernst & Young LLP, David Moore and Jack Massimino. The Company moved the U.S. District Court to dismiss the amended Lee complaint, and, on April 12, 2013, the District Court dismissed with prejudice the action in its entirety. In June 2013, the court also granted the Company’s motions for attorneys’ fees and sanctions and awarded the Company approximately $1.0 million in attorneys’ fees to be paid by relators’ counsel and his law firm. The relators have appealed the dismissal and the sanctions award to the U.S. Ninth Circuit Court of Appeal.

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

Securities and Derivative Litigation

On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from October 30, 2007 through August 19, 2010 against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the Company’s common stock to trade at artificially inflated prices at the time when plaintiffs purchased their stock. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint is substantively identical to the Karam complaint. Several other plaintiffs intervened in the lawsuit and petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs thereafter filed a second amended consolidated complaint, and the Company moved to dismiss the second amended consolidated complaint. On January 30, 2012, the U.S. District Court granted the Company’s motion to dismiss, with leave to amend. On February 29, 2012, the plaintiffs filed a third amended complaint in U.S. District Court, and, on March 30, 2012 the Company and the individual defendants filed a motion to dismiss. On August 20, 2012, the U.S. District Court granted the Company’s and the individual defendants’ motion to dismiss, with prejudice. The plaintiffs have appealed that dismissal to the U.S. Ninth Circuit Court of Appeals, and the Company will continue to defend itself and its current and former officers vigorously.

On June 20, 2013, a putative class action complaint captioned Frank Erickson, Individually and On Behalf of All Others Similarly Situated v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Southern District of New York. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from August 23, 2011 through June 10, 2013, against the Company and Jack Massimino, Robert Owen and Kenneth Ord, all of whom are officers of the Company. The complaint alleges that, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Act”), and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the Company’s common stock to trade at artificially inflated prices at the time when plaintiff purchased his stock. The plaintiff seeks unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief on behalf of a class of similarly situated persons. In October 2013, the court granted the Company’s and the individual defendants’ motion to transfer the case to the Central District of California. In December 2013, the plaintiff filed a First Amended Complaint in the Central District of California. The Company believes the complaint is without merit, has filed a motion to dismiss the case, and intends to vigorously defend itself and its officers and directors against these allegations.

In November 2013, a shareholder derivative complaint captioned Chaile Steinberg, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the members of the Company’s Board of Directors, plus Ken Ord, Bob Bosic and Beth Wilson, all of whom are current officers of the Company, and against the Company as a nominal defendant. The derivative complaint is based on factual allegations similar to those alleged in the federal securities complaints identified above, plus the lawsuit by the California Attorney General described below. The complaint asserts causes of action for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The Company and the individual defendants believe these matters are without merit, and the Company intends to defend these matters vigorously.

Student Litigation

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont campus. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company never operated any HVAC programs at the Company’s WyoTech Oakland campus during its ownership of that campus. The arbitrator ruled that the arbitration provision in the former students’ enrollment agreement is not susceptible to class-wide resolution. On November 22, 2011, a California state court judge refused to confirm the arbitrator’s clause construction decision and remanded the matter to the arbitrator for further consideration. The Company appealed the state court order, and, in October 2013, the California Court of Appeal vacated the trial court’s order and remanded the matter to the trial court with orders to enter judgment confirming the arbitration award. The plaintiffs have sought review of the California Court of Appeal’s decision by the California Supreme Court. The Company believes the matter is without merit and intends to vigorously defend itself against these allegations.

In November 2010, a putative class action complaint captioned Alisha Montgomery, et al., on behalf of themselves and all others similarly situated, v. Corinthian Colleges, Inc. and Corinthian Schools, Inc. d/b/a Everest College and Olympia College, was filed in the Circuit Court of Cook County, Illinois. Plaintiffs are former students of the Company’s Medical Assistant Program at the Everest College campus in Merrionette Park, Illinois. The Company removed the case to federal court and moved to compel individual arbitrations, which the court granted. Thirty-two plaintiffs filed individual demands in arbitration. The Company and 21 of the plaintiffs have now reached  settlements in amounts that are not material to the Company’s results of operations and financial condition.  The plaintiffs’ original counsel has ended representation of the other 11. While some of the remaining plaintiffs may represent themselves or seek new counsel, the Company considers these remaining plaintiffs’ cases as substantively abandoned.

During fiscal 2011, the Company experienced an unprecedented increase in putative class action lawsuits by former students. In many of these cases, the plaintiffs and their counsel sought to represent a class of “similarly situated” people as defined in the complaint. The Company believes these lawsuits were largely the result of negative publicity and aggressive lawyer recruitment of potential clients surrounding the Department of Education’s (“ED’s”) rulemaking efforts, the Senate HELP Committee hearings, the Government Accountability Office (“GAO”) report, and other related matters that occurred during that time period. All of those cases have now been compelled to individual arbitrations or dismissed. In the individual arbitration matters that have been heard, the Company has achieved complete defense verdicts in the vast majority.  In the small number of matters where the plaintiffs have prevailed, they have been awarded only nominal damages.  Only a small number of individual student arbitration matters are currently pending against the Company. The Company intends to defend itself and its subsidiaries vigorously in all of the remaining individual matters.

Employee Litigation

On September 13, 2011, an action captioned Michael Harrington, individually and on behalf of all persons similarly situated, v. Corinthian Schools, Inc., et al., was filed in California’s Alameda Superior Court. A virtually identical action with the same caption was filed by different plaintiff’s counsel on September 15, 2011, in California’s Orange County Superior Court. The plaintiff is a former admissions representative at the Company’s Fremont and Hayward campuses and the two actions allege violations of California’s Business and Professions Code Section 17200 and the California Labor Code for alleged failure to pay for all hours worked, purported denial of meal periods, and alleged failure to pay wages upon termination. The Alameda complaint has since been voluntarily dismissed. Another putative class action by an admissions representative employed at our Anaheim campus was filed in December 2013, alleging unpaid wages, unpaid meal and rest breaks, unpaid overtime and double time, and payroll reporting violations.  While the scope of the putative classes in these cases is not clear, they appear to seek certification of a class of current and former admissions representatives over the last four years at the Company’s California campuses. The Company believes the allegations are without merit and intends to vigorously defend itself.

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

On April 11, 2011 the Company’s Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED’s Office of Inspector General (the “OIG”) requesting documents related to the Jonesboro campus’s employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney (the “AUSA”) for the Northern District of Georgia.  In January 2014, the Company received a new Civil Investigation Demand (the “Jonesboro CID”) from the U.S. Attorney’s Office for the Northern District of Georgia related to allegations that the Company, and/or its campuses in Decatur and Jonesboro, Georgia, and/or their affiliated schools, may have submitted, or caused to be submitted, false claims to the ED.  The Jonesboro CID requires the Company to provide answers to written interrogatories and documents to the federal government.  The questions and document requests appear to relate to placement data, admissions representative compensation, grade changes, and attendance changes at the Jonesboro and Decatur campuses.  The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney’s Office has made a determination about whether to file a False Claims Act lawsuit in this matter. The Company has already provided a substantial volume of documents to the OIG pursuant to the original subpoena, and has met with the OIG and the AUSA supervising this matter.  The Company expects to continue to cooperate with the OIG and the AUSA’s requests.

In May 2011, along with other private sector education companies, the Company received a subpoena from the New York Attorney General’s Office (the “NY AG”) seeking information on potential issues related to financial aid, admissions, students, securities and other areas. The Company is cooperating with the NY AG’s requests for information.

In December 2011, after other private sector education companies had received similar requests, the Company received a civil investigative demand from the Illinois Attorney General’s Office (the “IL AG”) seeking information on potential issues related to financial aid, admissions, students and other areas. The Company has obtained protection of its confidential and sensitive business information and is cooperating with the IL AG’s reasonable requests for information.

In April 2012, the Company was served with a Civil Investigative Demand (“CFPB CID”) from the U.S. Consumer Financial Protection Bureau (“CFPB”). The CFPB CID stated that its purpose is to “determine whether for-profit postsecondary companies, student loan origination and servicing providers, or other unnamed persons, have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.” The CFPB CID contained extensive interrogatories and document production demands related to the Company’s involvement with student loans and many other aspects of the Company’s business. The Company objected to the inquiry by filing a petition with the CFPB to set aside or modify the CFPB CID, but voluntarily provided documents and other information to the CFPB while the petition was pending. In September 2013, the CFPB withdrew its prior CFPB CID and issued a new CFPB CID to the Company covering substantially the same matters as the prior CFPB CID. The Company also objected to the second CFPB CID by filing another petition to modify or set aside the new CFPB CID, but continues to voluntarily cooperate while the petition is pending.

In December 2013, the Company received a letter from the CFPB notifying the Company that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against the Company (the “NORA Letter”). The NORA Letter states that the staff of the CFPB’s Office of Enforcement (the “Staff”) expects to allege that the Company violated the Consumer Financial Protection Act of 2010, 12 U.S.C. §5536. The NORA Letter also states that if such action is brought the CFPB may seek injunctive and monetary relief against the Company. The NORA Letter confirms that the Company has the opportunity to make a NORA submission, which is a written statement setting forth any reasons of law or policy why the Company believes the CFPB should not take legal action against it.  The Company understands that a NORA notice from the Staff is intended to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced. The Company has filed its NORA submission with the CFPB, and continues to believe that its acts and practices relating to student loans are lawful.

During the quarter ended December 31, 2012, the Company received an investigative subpoena from the California Attorney General’s Office (the “CA AG’s Office”) captioned “In the Matter of the Investigation of For-Profit Educational Institutions,” seeking business records and responses to interrogatories related to the Company’s cohort default rates, the identity of the Company’s California security holders, the placement rate of graduates, completion times, graduation rates, advertisements and admissions, the announcement of the Company’s intention to sell certain campuses, enrollment processes, financial aid processes, call center policies and practices, lead generation, and other matters. The Company provided extensive cooperation to the CA AG’s Office. Nevertheless, in October 2013, the CA AG filed a civil complaint against the Company and various of its subsidiaries, alleging that the Company had run advertisements for programs it does not offer, used military seals without authorization, committed securities fraud by reporting a nationwide job placement rate that was allegedly false, and violated California’s consumer protection statutes by allegedly misrepresenting job placement results of its graduates. The Complaint seeks temporary and permanent injunctive relief, ancillary relief, restitution, civil penalties, disgorgement of profits and compensation, damages, costs and attorneys’ fees, including costs of the investigation, and such other relief as the court may order. The Company intends to vigorously defend itself against these allegations.

In January 2013, the Company received a request from the Wisconsin Department of Justice (the “WI AG’s Office”) for information and documents regarding the Company’s Milwaukee, WI campus that has been taught out. The request seeks records regarding the Company’s students enrolled at the Milwaukee campus since August 2009, including the enrollment process and outcomes achieved by the students, documents related to employers, externships, placement, completion, graduation, loans, marketing, advertisements, communications with state regulators and accrediting agencies, employees during the period, and other matters. The Company is providing reasonable cooperation to the WI AG’s Office.

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

In January 2014, the Company was notified by the Iowa Attorney General’s office that it is leading an investigation by thirteen states (Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Tennessee, Washington and Pennsylvania) into the Company’s business practices.  The Company has received Civil Investigative Demands (the “Multistate CIDs”) from most of those states that are substantially similar.  The Iowa Attorney General’s office indicated that it will be the primary point of contact with the Company on behalf of all of the states involved in the investigation.  The Multistate CIDs seek documents and answers to interrogatories related to the students recruited from the various states; organizational information; tuition, loan and scholarship information; lead generation activities; enrollment qualifications for students; complaints; accreditation; completion and placement statistics; graduate certification and licensing results; and student lending activities, among other matters.  The Company is aware that several other companies in the for-profit education sector have received civil investigative demands similar to the Multistate CIDs. The Company intends to cooperate with the inquiry.

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

As of December 31, 2013, the Company had established aggregate reserves for all matters, including those disclosed above and for all other matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are, collectively, immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

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

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2013 and June 30, 2013, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Financial Position are not material.

As of December 31, 2013 and June 30, 2013, the total amount of unrecognized tax benefits was $2.0 million and $2.2 million, respectively. As of December 31, 2013 and June 30, 2013, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $2.0 million and $2.2 million, respectively. The Company does not presently anticipate settlement of any uncertain tax positions matters within the next twelve months.

The Company’s effective tax rate was a provision of 40.3% and a benefit of 41.2% for the three and six months ended December 31, 2013, compared to a provision of 38.3% and  38.4% for the three and six months ended December 31, 2012, respectively.

Note 12—New Accounting Pronouncements

There have been no other new accounting pronouncements that are expected to have had a significant impact on the Company’s consolidated financial statements or notes thereto.

Note 13—Subsequent Events

The Company has evaluated material transactions and events as of the filing date. No other events have occurred that require reporting in this Form 10-Q, except as disclosed in Note 9, Commitments and Contingencies and as described below.

During the second and third quarters of fiscal 2014, the Company has been negotiating with ASFG to restructure the student lending arrangement.  However, the Company has been unable to reach agreement on terms acceptable to both parties, and in January 2014 ASFG indicated that it intends to cease funding new loans for students under the current program.  The Company is beginning to solicit other prospective lenders through a request for proposal process.  ASFG and at least two other potential lenders have expressed interest in receiving the request for proposal.  Until a new arrangement is reached with a third-party lender, the Company intends to reinstitute the Company-financed Genesis loan program as described above.  While the Company is in the process of structuring a new lending arrangement with a third party, the Company expects cash flows from operating activities to be approximately $4 million to $8 million less per month than cash flows would have been under the ASFG lending arrangement.

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” as defined by the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would,” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may differ materially from the forward-looking statements contained herein as a result of many factors, including the following: risks associated with variability in the expense and effectiveness of the Company’s advertising and promotional efforts; unfavorable changes in the cost or availability of alternative loans for our students; the uncertain future impact of the new student information system; increased competition; the Company’s effectiveness in its regulatory compliance efforts; the outcome of pending litigation against the Company; the outcome of ongoing reviews and inquiries by accrediting, state and federal agencies; general labor market conditions; general credit market conditions and lenders’ willingness or potential unwillingness to make loans to our students; and other factors, including those discussed under the headings entitled “Governmental Regulation and Financial Aid” and “Risk Factors” in the Company’s Annual Report on Form 10-K, the section titled “Risk Factors” in this Report on Form 10-Q, and other documents periodically filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed financial statements of the Company and the notes thereto included herein and in conjunction with the information contained in the Annual Report on Form 10-K.  You should keep in mind the following points as you read this Report on Form 10-Q: (i) the terms “we,” “us,” “our” and the “Company” refer to Corinthian Colleges, Inc. and its subsidiaries; (ii) the terms “school,” “college,” “campus,” or “university” refer to a single location of any school; (iii) the term “institution” means a main campus and its additional locations, as such are defined under the regulations of the U.S. Department of Education, which we sometimes refer to herein as “ED”; and ED assigns each institution an identification number known as an “OPEID,” or Office of Postsecondary Education Identification number, and the additional locations associated with the institution are included under the institution’s OPEID.  We use the terms “institution” and “OPEID” interchangeably.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts and notes receivable agings and applying various expected loss percentages to student accounts and notes receivable categories based upon historical bad debt experience and consideration of the current economic environment. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 24.0% to 27.0% or $18.4 million to $20.7 million would result in a increase in pre-tax loss of $2.3 million for the quarter ended December 31, 2013. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 16.9% to 19.9% or $18.7 million to $22.0 million would result in an increase in pre-tax of $3.3 million for the quarter ended December 31, 2013.

Many of our students in the U.S. participate in federal student loan programs. The federal student loans are authorized by the Higher Education Act (“HEA”) of 1965. The federal loans are not guaranteed by us, and cannot become an obligation of ours. Accordingly, we do not record an obligation to repay any of the federal loans that are not repaid by our former students and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federal student loans.

However, if an institution’s former students’ default rate on federal loans (the “Cohort Default Rate”) equals or exceeds applicable thresholds for three consecutive years, the institution may lose participation eligibility in the federal loan program and its students would be denied access to the federal loan program. Our institutions’ Cohort Default Rates act as a gatekeeper to their eligibility to participate in the federal student financial aid programs. We have no obligation to repay any of the federal loans that our former students default upon, even if the Cohort Default Rates of our students exceed permitted levels.

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

At December 31, 2013, we considered if there were indicators of impairment that would require an interim impairment test for goodwill and other non-amortizable intangible assets at the date and concluded that no such test was necessary.  We will perform our required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2014.

At December 31, 2013, goodwill of $197.9 million relates to the Heald reporting unit, which was acquired in January 2010. Additionally, during the first quarter of 2013 we acquired QuickStart which resulted in $7.7 million of goodwill. Since the acquisition, of Heald it has continued to meet or exceed all operating projections, including but not limited to revenues and cash flow targets. The annual impairment test of Heald’s goodwill as of June 30, 2013 did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, at June 30, 2013 we assumed a WACC of 12.1%, revenue growth rates ranging from (3.0%) to 3.4% for fiscal 2014 to 2016 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 12.3%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less historic exposure to ATB students and to regulatory uncertainty. Although we believe the estimates made are reasonable and supportable in connection with the impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

Results of Operations

Comparisons of results of operations between the three and six months ended December 31, 2013 and December 31, 2012.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	59.9%	60.6%	61.1%	60.6%
General and administrative	9.3%	10.4%	10.4%	10.5%
Marketing and admissions	27.0%	24.6%	27.3%	24.5%
Impairment, facility closing, and severance charges	0.5%	—%	0.8%	0.1%
Total operating expenses	96.7%	95.6%	99.6%	95.7%
Income from operations	3.3%	4.4%	0.4%	4.3%
Interest income	—	—%	—	—%
Interest expense, net	(0.2)%	(0.3)%	(0.3)%	(0.3)%
Other expense, net	(1.5)%	(1.5)%	(1.6)%	(1.2)%
Income (loss) from continuing operations before provision (benefit) for income taxes	1.6%	2.6%	(1.5)%	2.8%
Provision (benefit) for income taxes	0.6%	1.0%	(0.6)%	1.1%
Income (loss) from continuing operations	1.0%	1.6%	(0.9)%	1.7%
Loss from discontinued operations, net of tax	(0.9)%	(1.6)%	(1.1)%	(1.5)%
Net income (loss)	0.1%	—%	(2.0)%	0.2%

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Net Revenues. Net revenues decreased $36.2 million, or 8.9%, from $406.1 million in the second quarter of fiscal 2013 to $369.9 million in the second quarter of fiscal 2014. The decrease was due to an approximate 10.8% decrease in average student population and a 1.9% increase in average revenue per student during the period. The decline in average student population was largely due to a decline in our exclusively online population and a reduction in ATB students. At December 31, 2013, student population was 77,584 compared with 87,250 at December 31, 2012, a decrease of 11.1%. Total student starts decreased 14.4% to 19,760 for the second quarter of fiscal 2014 when compared to the second quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses decreased $24.1 million, or 9.8%, from $246.0 million in the second quarter of fiscal 2013 to $221.9 million in the second quarter of fiscal 2014. The decrease was primarily due to lower costs in compensation, bad debt, consumables, and supplies. As a percentage of net revenues, educational services expenses decreased from 60.6% of revenues in the second quarter of fiscal 2013 to 59.9% of revenues in the second quarter of fiscal 2014. The decrease in costs as a percentage of net revenues was a result of lower bad debt and compensation, partially offset by a lower utilization of our facilities in the second quarter of fiscal 2014 when compared to the second quarter of last year. Bad debt expense amounted to $13.2 million or 3.6% of net revenues for the second quarter of fiscal 2014 compared to $17.1 million or 4.2% of net revenues for the second quarter of fiscal 2013.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $8.1 million, or 19.0%, from $42.3 million in the second quarter of fiscal 2013 to $34.2 million in the second quarter of fiscal 2014. As a percentage of net revenues, general and administrative expenses decreased from 10.4% of net revenues in the second quarter of fiscal 2013 to 9.3% in the second quarter of fiscal 2014.  The decrease is primarily attributable to continued cost saving measures.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses decreased $0.3 million, or 0.3%, from $100.0 million in the second quarter of fiscal 2013 to $99.7 million in the second quarter of fiscal 2014.  As a percentage of net revenues, marketing and admissions expenses increased from 24.6% of revenues in the second quarter of fiscal 2013 to 27.0% of revenues in the second quarter of fiscal 2014. The increase as a percentage of net revenue is primarily attributable to incremental costs associated with bringing lead management services in-house and lower conversion rates. The cost per start increased $714 or 16.5% from $4,332 in the second quarter of fiscal 2013 to $5,046 in the second quarter of fiscal 2014.

Impairment and Severance Charges. During the second quarter of 2014 and 2013 we incurred severance charges of $1.9 million and $0 million, respectively.

Provision (Benefit) for Income Taxes. The effective income tax rate in the second quarter of fiscal 2014 was 40.3% as compared to 38.3% in the second quarter of fiscal 2013.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Net Revenues. Net revenues decreased $73.2 million, or 9.1%, from $808.1 million in the first six months of fiscal 2013 to $734.9 million in the first six months of fiscal 2014. The decrease was due to an approximate 10.8% decrease in average student population, partially offset by an approximate 1.8% increase in average revenue per student during the period. The decline in average student population was largely due to a decline in our exclusively online population and a reduction in ATB students. At December 31, 2013, student population was 77,584 compared with 87,250 at December 31, 2012, a decrease of 11.1%. Total student starts decreased 10.8% to 48,311 for the first six months of fiscal 2014 when compared to the first six months of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational related expenses. Educational services expenses decreased $40.4 million, or 8.3%, from $489.4 million in the first six months of fiscal 2013 to $449.0 million in the first six months of fiscal 2014. The decrease was primarily due to lower costs in compensation, bad debt, consumables, and supplies. As a percentage of net revenues, educational services expenses increased from 60.6% of revenues in the first six months of fiscal 2013 to 61.1% of revenues in the first six months of fiscal 2014. The increase in costs as a percentage of net revenues was a result of lower net revenues which resulted in a lower level of utilization of compensation and facilities, partially offset by lower bad debt expense in the first six months of fiscal 2014 when compared to the first six months of last year. Bad debt expense amounted to $31.1 million or 4.2% of net revenues for the first six months of fiscal 2014 compared to $36.3 million or 4.5% of net revenues for the first six months of fiscal 2013.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased $8.6 million, or 10.1%, from $85.2 million in the first six months of fiscal 2013 to $76.6 million in the first six months of fiscal 2014. As a percentage of net revenues, general and administrative expenses decreased slightly from 10.5% of net revenues in the first six months of fiscal 2013 to 10.4% in the first six months of fiscal 2014.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses increased $3.2 million, or 1.6%, from $197.7 million in the first six months of fiscal 2013 to $200.9 million in the first six months of fiscal 2014.  As a percentage of net revenues, marketing and admissions expenses increased from 24.5% of revenues in the first six months of fiscal 2013 to 27.3% of revenues in the first six months of fiscal 2014. The increase as a percentage of net revenue is primarily attributable to incremental costs associated with bringing lead management services in-house and lower conversion rates. The cost per start increased $507 or 13.9% from $3,652 in the first six months of fiscal 2013 to $4,159 in the first six months of fiscal 2014.

Impairment and Severance Charges. During the first six months of 2014 and 2013 we incurred severance charges of $5.5 million and $0.8 million, respectively.

Provision (Benefit) for Income Taxes. The effective income tax rate in the first six months of fiscal 2014 was a benefit of 41.2% as compared to a provision of 38.4% in the first six months of fiscal 2013.

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

The following table summarizes the terms of the Credit Facility and its status as of December 31, 2013:

Borrowing limit	$145 million
Interest Rate	At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00%, depending upon the Company’s Consolidated Leverage Ratio.
Maturity	July 1, 2015
Outstanding borrowings	$61.9 million.
Weighted Average Interest Rate	3.2%
Outstanding letters of credit	$23.9 million domestic, $4.3 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score. As of December 31, 2013, we were in compliance with all of the covenants.

Working capital amounted to $(63.2) million as of December 31, 2013 and $37.4 million as of June 30, 2013 and the current ratio was 0.8:1 and 1.1:1, respectively. The decrease in working capital compared to June 30, 2013 is primarily due to the net repayment of cash borrowed, partially offset by the timing of cash receipts and payments.

Cash flows provided by operating activities amounted to $74.0 million in the first six months of fiscal 2014 compared to $102.1 million provided by operating activities in the same period of fiscal 2013. The decrease in cash provided by operating activities for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was primarily due to a decrease in income before depreciation and amortization of $21 million and a decrease in cash provided by working capital of $7 million.  Included within cash flows from operating activities are $6.8 million and $7.9 million of net cash flows used in operating activities related to discontinued operations for the six months ending December 31, 2013 and December 31, 2012, respectively.

Cash flows used by investing activities of $25.8 million were comprised solely of capital expenditures in the first six months of fiscal 2014. During the same period of fiscal 2013, cash flows used by investing activities were $29.8 million which were comprised of net cash paid to acquire QuickStart of $11.6 million and capital expenditures of $18.1 million. The capital expenditures were primarily related to remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $40 million for fiscal 2014.

Cash flows used in financing activities in the first six months of fiscal 2014 primarily related to net payments on debt and amounted to approximately $61.9 million compared to $101.4 million for the same period of fiscal 2013, respectively.

Student Loan Program

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

In fiscal 2008, we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students. In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”). Under this Genesis program we paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program we then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis does not comply with the terms of the agreement. From the initiation of the Genesis program to its cessation in fiscal 2012, we have acquired all of the loans that were originated. Therefore, we are exposed to any credit defaults by students but retains all amounts collected from the students under this program. There have been no loans funded under the Genesis discount loan program since November 2011.

On June 29, 2011, we entered into a loan origination agreement, as amended, with ASFG, LLC (“ASFG”), which has subsequently changed its name to Campus Student Funding LLC, for the purpose of creating a new private education discount loan program for students. Under the loan origination agreement, ASFG had indicated it intended to purchase up to $775 million of new student loans through June 2015. Under this arrangement, an unaffiliated bank makes private education loans to eligible students and, subsequently, sell those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, we completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $59.3 million and $110.4 million for the three and six months ended December 31, 2013 and $61.0 million and $96.4 million for the three and six months ended December 31, 2012, respectively. Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $428.4 million.

The ASFG loan program has characteristics similar to the previous third party “discount loan” programs. As with the previous discount third party loan programs, under the ASFG program we pay an upfront discount to ASFG for any notes purchased by ASFG. We record the upfront discount as a deferred charge and amortize the charge as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we have agreed to purchase any of the student notes from ASFG on which no payment has been made for over 90 days. We have applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse obligation is in addition to the discount paid to ASFG and is based on the ultimate anticipated loan performance under the ASFG loan program. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $33.5 million and $29.6 million as of December 31, 2013 and June 30, 2013, respectively.

The recourse liability related to loans funded under the ASFG loan program is established at the inception of the guarantee. Upon recourse we will purchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and an adjustment to the recourse obligation. The net recourse obligation consists of a net short-term liability and a net long-term receivable. The receivable, pursuant to a tuition loan program agreement, will be paid to us as ASFG receives student payments in excess of the initial principal balance, less discount paid. The receivable and recourse obligation are reported as a net short-term and net long-term amount to reflect the legal right of offset. The net short-term recourse obligation related to the loans funded under the ASFG program at December 31, 2013 and June 30, 2013 was a net liability of $42.6 million and $31.1 million, respectively, net of recourse paid. The net short-term recourse obligation at December 31, 2013 and June 30, 2013 is recorded within accrued expenses within the Consolidated Balance Sheets. The net long-term recourse receivable related to loans funded under the ASFG program at December 31, 2013 and June 30, 2013 was a net asset of $72.7 million and $44.6 million, respectively. The net long-term recourse receivable is recorded within deposits and other assets within the Consolidated Balance Sheets. We estimate loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

During the second and third quarters of fiscal 2014, we have been negotiating with ASFG to restructure our student lending arrangement.  However, we have been unable to reach agreement on terms acceptable to both ASFG and us, and, in January 2014 ASFG indicated that it intends to cease funding new loans for our students under the current program.  We are beginning to solicit other prospective lenders through a request for proposal process.  ASFG and at least two other potential lenders have expressed interest in receiving the request for proposal.  Until we reach a new arrangement with a third-party lender, we intend to reinstitute our Company-financed Genesis loan program as described above.  While we are in the process of structuring a new lending arrangement with a third party, we expect cash flows from operating activities to be approximately $4 million to $8 million less per month than cash flows would have been under the ASFG lending arrangement.

Sales of Financing Receivables: Recourse Sales

During the first quarter of fiscal 2012, we sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of December 31, 2013, we received an advance of $10.1 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $6.7 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of December 31, 2013 and June 30, 2013, ASFG had collected $8.7 million and $7.9 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $1.4 million and $2.1 million, respectively.

During the fourth quarter of fiscal 2012, we sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of December 31, 2013, we received an advance of $7.5 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $17.5 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of December 31, 2013 and June 30, 2013 ASFG had collected $7.2 million and $5.8 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $0.3 million and $1.7 million, respectively.

During the first quarter of fiscal 2013, we sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of December 31, 2013, we received an advance of $8.7 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $20.3 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of December 31, 2013 and June 30, 2013 ASFG had collected $7.6 million and $5.5 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $1.1 million and $3.2 million, respectively.

Included within the Consolidated Statement of Operations, under the caption “Other expense, net” for fiscal years ended December 31, 2013, and 2012 is net other expense of $12.4 million and $10.8 million, associated with the student notes program, respectively.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $0.6 million and $1.7 million associated with the Genesis notes program, for the three and six months ended December 31, 2013 and $0.3 million and $0.6 million, for the three and six months ended December 31, 2012, respectively.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. We defer and recognize program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three and six months ended December 31, 2013, respectively, there was net other expense of $5.5 million and $10.7 million associated with the ASFG notes program. For the three and six months ended December 31, 2012, respectively, there was net other expense of $5.9 million and $10.5 million associated with the ASFG notes program.   Total structuring and management fees paid to ASFG, over the life of the program, as of December 31, 2013 have been $18.0 million, of which $7.8 million are deferred as of December 31, 2013. There were no program fees paid to ASFG during the three and six months ended December 31, 2013. Program fees paid to ASFG during the three and six months ended December 31, 2012 are $0 and $3.2 million, respectively. Total program fees expected to be incurred over the program length are expected to be approximately $8 to $10 million per year in incremental cost above those historically incurred under the Genesis program.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $92.3 million and $86.7 million for six months ended December 31, 2013, and December 31, 2012, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $45.5 million and $40.2 for six months ended December 31, 2013, and December 31, 2012, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $27.7 million and $17.1 million for the six months ended December 31, 2013 and 2012, respectively.

Net revenues recognized related to the ASFG program have been approximately $28 million and $55 million, net of discount expense, for the three and six months ended December 31, 2013, respectively. Net revenues recognized related to the ASFG program have been approximately $20 million and $46 million, net of discount expense, for the three and six months ended December 31, 2012, respectively. Net cash flows related to the ASFG program have been a net inflow of $19.1 million and $26.2 million for the six months ended December 31, 2013 and 2012, respectively.

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations and planned capital expenditures for the next twelve months.

Update Regarding Regulatory and Accreditation Matters

The HEA requires accrediting agencies recognized by ED to review many aspects of an institution’s operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. Two aspects of an institution’s operations reviewed by national and programmatic accrediting agencies are the completion and job placement rates of our graduates. Our national accreditors, some specialized programmatic accreditors and some state regulatory agencies require our colleges to achieve minimum retention and placement rates to remain in compliance with their standards.

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

As of December 31, 2013, none of our institutions were on probation or show cause, and twenty two of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions’ students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

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

ED Actions — Program Reviews; Program Participation Agreements; OPEID Mergers and Other Matters

From time to time certain of our institutions have been the subject of program reviews by ED. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) Everest College Phoenix (“ECP”) has received program review reports and provided written responses regarding the site visits ED conducted at ECP in 2008 and 2010, but has not yet received final determinations for the 2008 program review; it received a final determination letter for the 2010 site visit during the quarter ended December 31, 2013 that imposed immaterial refund liabilities related to two students; and (ii) ED has conducted site visits at the Company’s campuses in Largo, FL in August 2012, Pompano Beach, FL in September 2012, Renton, WA in September 2012, Salinas, CA in June 2013, Southfield, MI in June 2013, Stockton, CA in July 2013, Long Beach, CA in August 2013, Orlando (North) in August 2013 and Portland, OR in September 2013, but has not yet issued program review reports with respect to any of those site visits. The Company will continue to cooperate with ED in its ongoing reviews.

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

In January 2014, the Company received a letter from ED regarding several matters.  First, ED approved a long-pending merger of several of the Company’s OPEIDs.  Accordingly, upon signature of the provisional program participation agreements on behalf of the new merged institution, the Company’s Everest University, Orlando (North), FL location will be considered the “main” for the merged institution, and the following campuses will be considered “additional locations” and will be included under the same OPEID: Melbourne, FL; Orlando (South), FL; Largo, FL; Lakeland, FL; Jacksonville, FL; Pompano Beach, FL; Merrionette Park, IL; Kansas City, MO; Tampa, FL; Brandon, FL; Orange Park, FL; Miami, FL; Miami (Kendall), FL (including the related online operations for all such campuses).  ED is requiring the Company to provide separate calculations of the 90/10 ratio for the predecessor OPEIDs for Tampa, FL and Miami (Kendall), FL (and all their respective former additional locations) for the fiscal year ending June 30, 2014.  If either predecessor OPEID fails the 90/10 requirements for two consecutive years, ED will revoke the approval of the applicable campuses as additional locations of the newly-merged OPEID.  The letter indicated that the program participation agreements for the merged institution would be provisional.

Additionally, the letter approved new provisional program participation agreements for the following institutions (including their related additional locations and online operations), all of which were in process of recertification:  Everest College, San Bernardino, CA; Everest Institute, Pittsburgh, PA; Everest College, Henderson, NV; WyoTech, Fremont, CA; WyoTech, Daytona Beach, FL; Everest Institute, Brighton, MA; Everest Institute, San Antonio, TX; Everest College Phoenix, Phoenix, AZ; and Everest College, Salt Lake City, UT.  ED also noted that the provisional program participation agreements for Everest College, Newport News VA and Everest Institute, Cross Lanes, WV had expired, and indicated that it would continue those institutions’ participation in the Title IV Programs on a month-to-month basis.  It also noted that it had received recertification applications regarding nine institutions (including their related additional locations) whose program participation agreements expire in March 2014, and one institution (including its additional locations) whose program participation agreement expires in September 2015, and is continuing to review the recertification applications.

ED also approved new programs at five institutions that were previously self-certified and had already disbursed financial aid to students.  However, ED denied many pending new program approvals for certain of the institutions listed above that were in the process of recertification, and indicated that all Company institutions must now request ED’s approval for establishing eligibility of any new locations and programs and wait for ED’s decision prior to disbursing any Title IV funds to students attending such new locations and programs.  ED indicated that it was denying new program approvals, and requiring pre-approval for new programs and locations, because of ED’s conclusions that the Company had admitted to falsifying placement rates and/or grade and attendance records at various institutions and because of ongoing investigations.  The Company disputes ED’s characterization of the Company’s admission of wrongdoing.  On the contrary, the Company has identified only isolated instances in the past four years in which Company employees have violated Company policy by incorrectly reporting placement results or altering student attendance records.  The Company investigated those matters when it became aware of them, took disciplinary action against the employees involved, and reported the results to applicable regulatory authorities.  The Company believes that isolated deviations from policy by a small number of employees do not reflect on the Company as a whole.

ED also requested additional information from the Company about placement results and attendance and grade changes to be able to ascertain that the Company and its institutions have the requisite administrative capability to ensure compliance with Title IV requirements. The Company intends to cooperate with ED in this review.

Guaranty Agency Program Reviews

Under the now defunct Federal Family Education Loan (“FFEL”) Program, which has now been entirely replaced with the Federal Direct Loan (“FDL”) program, nonprofit and state guaranty agencies were established to guarantee student loans made by lenders and perform certain administrative and oversight functions under the FFEL program. Under the FFEL program, ED provided reinsurance to the guaranty agencies. The Health Care and Education Reconciliation Act of 2010 ended the FFEL program effective June 30, 2010, and all federal student loans since July 1, 2010 have been made through the FDL program. Despite the end of the FFEL program, however, guaranty agencies are still involved in guaranteeing the existing FFEL loan portfolios against default and will continue in this role until all FFEL loans are paid.

Guaranty agencies perform occasional program reviews at schools to ensure that schools are meeting all regulatory requirements and guarantor policies in the FFEL program. Fourteen guaranty agency program review site visits were conducted in our institutions during fiscal year 2013 and early fiscal 2014, and twelve program review reports have been issued. The Company is in the process of responding to these reports, including conducting file reviews with respect to findings identified in the reports. No final determinations have been made, and in several cases the Company is contesting the underlying findings. The Company will continue to cooperate with the guaranty agencies in their ongoing reviews.

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

Interest Rate Exposure. As of December 31, 2013, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $61.9 million and capital lease obligations of $10.9 million, and (ii) student notes receivable, net, in the aggregate amount of $92.0 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of December 31, 2013 was a deficit of CAD $28.2 million which includes borrowings outstanding under the credit facility of CAD $2.0 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Since October 2010 the Company has been contacted by attorneys general offices in the states of Florida, Massachusetts, Oregon, New York, Wisconsin, Minnesota, California, Illinois Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Tennesse, Washington and Pennsylvania. Each of those states’ attorneys general office has requested from the Company, either through subpoenas, civil investigative demands, or informal requests, extensive document requests regarding our business. The Oregon Attorney General’s office initially closed its investigation after nearly a year-long inquiry without taking any enforcement action, but in January 2014 issued a new CID to the Company. In every state but Wisconsin, we understand the attorneys general are conducting broad inquiries into private sector education companies in their respective states, and not solely into the Company.

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

In January 2014, we were notified by the Iowa Attorney General’s office that it is leading an investigation by thirteen states (Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Tennessee, Washington and Pennsylvania) into the Company’s business practices. The Company has received Civil Investigative Demands (“CIDs”) from most of those states that are substantially similar. The Iowa Attorney General’s office indicated that it will be the primary point of contact with the Company on behalf of all of the states involved in the investigation. The CIDs seek documents and answers to interrogatories related to the students recruited from the various states; organizational information; tuition, loan and scholarship information; lead generation activities; enrollment qualifications for students; complaints; accreditation; completion and placement statistics; graduate certification and licensing results; and student lending activities, among other matters. The Company is aware that several other companies in the for-profit education sector have received similar CIDs.

We are continuing to cooperate with the investigations disclosed in this Report on Form 10-Q (including those disclosed in Note 9 — Commitments and Contingencies above), but we cannot predict their ultimate resolution. We expect to continue to incur significant legal costs and other expenses in connection with responding to them. We may be required to pay damages or settlement costs in excess of our insurance coverage, if any, related to these matters. Government investigations, including the pending investigations in which we are involved, and any related legal and administrative proceedings, may result in the institution of administrative, injunctive or other proceedings against us and/or our institutions, officers or employees, or the imposition of fines, penalties or suspensions, or other remedies and sanctions. Any such material costs and expenses or injunctive relief could have a material adverse effect on our financial condition and results of operations.

If we fail to demonstrate “administrative capability” to ED, our business could be materially adversely affected.

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

• impose growth restrictions on the institution; and

• commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in federal student financial aid programs.

In a letter from ED in January 2014, ED recertified certain of our institutions on a provisional basis, denied certain pending new program approval applications, and indicated that all Company institutions must now request ED’s prior approval for establishing eligibility of any new locations and programs and wait for ED’s decision prior to disbursing any Title IV funds to students attending such new locations and programs.  ED indicated that it was taking these actions because of its conclusion that the Company had admitted to falsifying placement rates and/or grade and attendance records at various institutions and because of ongoing investigations.  The Company disputes ED’s characterization of the Company’s admission of wrongdoing.  On the contrary, the Company has identified only isolated instances in the past four years in which Company employees have violated Company policy by incorrectly reporting placement results or altering student attendance records.  The Company investigated those matters when it became aware of them, took disciplinary action against the employees involved, and reported the results to applicable regulatory authorities.  The Company believes that isolated deviations from policy by a small number of employees do not reflect on the Company as a whole.  ED also requested additional information from the Company about placement results and attendance and grade changes to be able to ascertain that the Company and its institutions have the requisite administrative capability to ensure compliance with Title IV requirements. The Company intends to cooperate with ED in this review.

If ED concludes that the Company or any of its institutions lack administrative capability, it could take action to impose restrictions upon, or to limit, suspend or terminate our eligibility to participate in, federal student financial aid programs.  Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In June 2012, we amended the loan origination agreement and related documents with ASFG. The original agreement with ASFG was entered into on June 29, 2011 for the purpose of creating a new private education discount loan program for our students. Pursuant to the amended loan origination agreement, ASFG initially indicated it intended to purchase approximately $775 million in new student loans through June 2015.  Under this arrangement, an unaffiliated bank would make private education loans to eligible students, and subsequently sells those loans to ASFG or its designee.

During the second and third quarters of fiscal 2014, we were negotiating with ASFG to restructure our student lending arrangement.  However, we have been unable to reach agreement on terms acceptable to both ASFG and us, and, in January 2014 ASFG indicated that it intends to cease funding new loans for our students under the current program.  We are beginning to solicit other prospective lenders through a request for proposal process.  ASFG and at least two other potential lenders have expressed interest in receiving the request for proposal.  Until we reach a new arrangement with a third-party lender, we intend to reinstitute our Company-financed Genesis loan program as described above.  While we are on the process of structuring a new lending arrangement with a third party, we expect cash flows from operating activities to be approximately $4 million to $8 million less per month than cash flows would have been under the ASFG lending arrangement.  If we are not able to structure a new lending arrangement with a third party, our students would lose an important source of funding for their education, and we would lose an important source of cash flows. Additionally, if we are unable to identify third-party lender for our students, the loss of this significant source of non-Title IV funding for our students would make it difficult for us to comply with the 90/10 Rule.  Failure to be able to comply with the 90/10 rule would materially negatively affect our business.

Additionally, federal, state and local laws and public policy relating to the protection of consumers apply to the origination, servicing and collection of the loans that we have purchased under our discount loan programs. Any violation of the various federal, state and local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans that we purchase or may limit our ability to collect all or part of the principal or interest on the loans that we purchase. This may be the case even if we are not directly responsible for the violations by such parties. Federal or state financial regulators also might delay or suspend our discount loan program for a variety of reasons. Additionally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the new student loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all.

As previously reported, in April 2012 we were served with a Civil Investigative Demand (“CID”) from the U.S. Consumer Financial Protection Bureau (the “CFPB”). The CID, which was subsequently withdrawn by the CFPB and replaced with a substantially similar CID, contains extensive interrogatories and document production demands with the stated purpose to “determine whether a for-profit post-secondary company, student loan origination and servicing providers, or other unnamed persons have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.”  Although the Company objected to both CIDs by filing a petition with the CFPB, the Company voluntarily provided documents and other information to the CFPB and cooperated with the CFPB in its investigation.

In December 2013, the Company received a letter from the CFPB notifying the Company that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against the Company (the “NORA Letter”).  If such action is brought, the NORA Letter states that the staff of the CFPB’s Office of Enforcement (the “Staff”) would expect to allege that the Company violated the Consumer Financial Protection Act of 2010, 12 U.S.C. §5536.  The NORA Letter also states that if such action is brought the CFPB may seek injunctive and monetary relief against the Company.  The NORA Letter confirms that the Company has the opportunity to make a NORA submission, which is a written statement setting forth any reasons of law or policy why the Company believes the CFPB should not take legal action against it.

The Company understands that a NORA notice from the Staff is intended to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced.  The Company has submitted its NORA response to the CFPB, and continues to believe that its acts and practices relating to student loans are lawful.  The Company cannot provide any assurance that the CFPB will not ultimately take legal action against it or that the outcome of any such action, if brought, will not have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                  Defaults Upon Senior Securities

None

Item 4.                                  Mine Safety Disclosure

None

Item 5.                                  Other Information

None

Item 6.   Exhibits

(a) Exhibits:

Exhibit 10.1

Amended and Restated Corinthian Colleges, Inc. 2003 Performance Award Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement (Commission File No. 000-25283) filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act on October 3, 2013)

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

Exhibit 101

The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

February 6, 2014	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 6, 2014	/s/ ROBERT C. OWEN
Robert C. Owen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)