Form 10-Q
period 2014-03-31
CORINTHIAN COLLEGES INC
filed 2014-05-12
CIK 1066134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

At May 7, 2014, there were 87,643,297 shares of Common Stock of the Registrant outstanding.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2014

EXPLANATORY NOTE

During the first quarter of fiscal 2014, Corinthian Colleges, Inc. (the “Company”) decided to divest four Everest schools located in Brighton, MA; North Aurora, IL; Miami, FL and Kendall, FL which are available for sale (the “Sale Schools”). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales or close the campuses if no acceptable buyer can be found by the first quarter of fiscal 2015. The Company recorded a $2.2 million impairment charge of long-lived assets related to the Sale Schools during the first quarter of fiscal 2014.

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

PART I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands)

	March 31, 2014	June 30, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,033	$46,596
Accounts receivable, net of allowance for doubtful accounts of $14,021 and $19,002 at March 31, 2014 and June 30, 2013, respectively	66,913	76,170
Student notes receivable, net of allowance for doubtful accounts of $5,136 and $7,979 at March 31, 2014 and June 30, 2013, respectively	22,328	23,971
Deferred income taxes	5,191	28,961
Prepaid expenses and other current assets	73,869	109,650
Assets held for sale	175	3,256
Total current assets	196,509	288,604
PROPERTY AND EQUIPMENT, net	221,031	226,996
OTHER ASSETS:
Goodwill	205,593	205,593
Other intangibles, net	180,133	180,800
Student notes receivable, net of allowance for doubtful accounts of $13,825 and $22,282 at March 31, 2014 and June 30, 2013, respectively	71,163	67,000
Deposits and other assets	86,936	54,732
Deferred income taxes	4,772	5,020
TOTAL ASSETS	$966,137	$1,028,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,953	$25,239
Accrued expenses	117,091	113,741
Prepaid tuition	95,979	104,396
Current portion of capital lease obligations	225	803
Current portion of long-term debt	88,094	4,101
Liabilities held for sale	2,933	2,966
Total current liabilities	362,275	251,246
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion	10,698	11,389
LONG-TERM DEBT, net of current portion	1,790	122,792
DEFERRED INCOME TAXES	56,169	16,036
OTHER LONG-TERM LIABILITIES	54,324	56,440
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value:
Common Stock, 120,000 shares authorized: 93,817 shares issued and 87,643 shares outstanding at March 31, 2014 and 92,357 shares issued and 86,183 shares outstanding at June 30, 2013	9	9
Additional paid-in capital	263,395	258,830
Treasury stock	(56,368)	(56,368)
Retained earnings	271,738	366,098
Accumulated other comprehensive income	2,107	2,273
Total stockholders’ equity	480,881	570,842
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$966,137	$1,028,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
NET REVENUES	$349,751	$395,885	$1,084,614	$1,203,992
OPERATING EXPENSES:
Educational services (including bad debt expense of $9,286 and $13,489 for the three months ended March 31, 2014 and 2013, respectively; and $40,398 and $49,825 for the nine months ended March 31, 2014 and 2013, respectively)	207,796	238,573	656,774	727,946
General and administrative	39,097	41,013	115,700	126,246
Marketing and admissions	91,701	100,997	292,605	298,662
Impairment, facility closing and severance charges	7,676	1,279	13,192	2,039
Total operating expenses	346,270	381,862	1,078,271	1,154,893
INCOME FROM OPERATIONS	3,481	14,023	6,343	49,099
Interest income	102	154	323	509
Interest expense	(970)	(1,336)	(3,430)	(3,841)
Other expense, net	(6,330)	(6,353)	(18,173)	(16,761)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,717)	6,488	(14,937)	29,006
Provision for income taxes	69,637	2,435	65,009	11,089
INCOME (LOSS) FROM CONTINUING OPERATIONS	(73,354)	4,053	(79,946)	17,917
LOSS FROM DISCONTINUED OPERATIONS, net of tax provision of $4,587 and a tax benefit of $3,130 for the three months ended March 31, 2014 and 2013, respectively; and a benefit of $359 and $10,777 for the nine months, ended March 31, 2014 and 2013, respectively	(6,244)	(5,073)	(14,414)	(17,426)
NET INCOME (LOSS)	$(79,598)	$(1,020)	$(94,360)	$491
INCOME (LOSS) PER SHARE—BASIC:
Income (loss) from continuing operations	$(0.84)	$0.05	$(0.92)	$0.21
Loss from discontinued operations	(0.07)	(0.06)	(0.16)	(0.20)
Net income (loss)	$(0.91)	$(0.01)	$(1.08)	$0.01
INCOME (LOSS) PER SHARE—DILUTED:
Income (loss) income from continuing operations	$(0.84)	$0.05	$(0.92)	$0.21
Loss from discontinued operations	(0.07)	(0.06)	(0.16)	(0.20)
Net income (loss)	$(0.91)	$(0.01)	$(1.08)	$0.01
Weighted average number of common shares outstanding:
Basic	87,507	86,065	87,075	85,780
Diluted	87,507	87,097	87,075	86,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income (loss)	$(79,598)	$(1,020)	$(94,360)	$491
Other comprehensive income:
Foreign currency translation adjustment	(138)	225	(256)	37
Post-retirement benefits	30	30	90	90
Other comprehensive income (loss)	(108)	255	(166)	127
Comprehensive income (loss)	$(79,706)	$(765)	$(94,526)	$618

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(94,360)	$491
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,076	49,488
Stock based compensation	4,490	5,006
Deferred income taxes	64,126	—
Loss on disposal of assets	188	1,097
Impairment charge	2,666	2,446
Changes in assets and liabilities:
Accounts receivable, net	9,633	17,321
Student notes receivable, net	(2,521)	8,543
Prepaid expenses and other assets	13,225	7,423
Accounts payable	32,492	48,759
Accrued expenses and other liabilities	(7,306)	(20,111)
Prepaid tuition	(8,148)	10,305
Other long-term liabilities	(2,004)	(1,958)
Net cash provided by operating activities	54,557	128,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(35,940)	(28,625)
Payments made in connection with business acquisitions, net of cash acquired	—	(11,612)
Net cash used in investing activities	(35,940)	(40,237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	235,067	50,994
Principal repayments on capital lease obligations and long-term debt	(266,904)	(166,390)
Proceeds from borrowing under student notes receivable sale agreements	—	8,683
Repayments on borrowing under student notes receivable sale agreements	(6,222)	(11,613)
Proceeds from exercise of stock options and employee stock purchase plan	1,032	1,103
Net cash used in financing activities	(37,027)	(117,223)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(153)	24
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,563)	(28,626)
CASH AND CASH EQUIVALENTS, beginning of period	46,596	72,525
CASH AND CASH EQUIVALENTS, end of period	$28,033	$43,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for:
Income taxes	$26,724	$8,525
Interest paid	$(1,801)	$(1,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

Note 1—The Company and Basis of Presentation

Corinthian Colleges, Inc. (the “Company”) is one of the largest post-secondary career education companies in North America. As of March 31, 2014, the Company had approximately 74,498 students and operated 93 colleges in 25 states and 14 colleges in the province of Ontario, Canada. All of the Company’s U.S. schools are accredited and grant either diplomas or degrees (associate’s, bachelor’s and master’s) and offer educational opportunities from an extensive and diverse curricula library with an emphasis on four primary concentrations: allied health, business, criminal justice, and automotive and construction trades. All of the Canadian schools grant diplomas and are regulated by the provincial ministry of education responsible for registering or licensing the for-profit educational institutions. The Company also offers an online learning alternative available to students pursuing education exclusively online. Revenues generated from the Company’s schools consist primarily of tuition and fees paid by students. To pay for a substantial portion of their tuition, the majority of students in the United States rely on funds received from federal financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). For further discussion, see Concentration of Risk below and the footnote describing Governmental Regulation.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the June 30, 2013 consolidated financial statements of the Company included in the Company’s 2013 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014.

The unaudited Condensed Consolidated Financial Statements as of March 31, 2014 and for the three and nine months ended March 31, 2014 and 2013 and the audited Condensed Consolidated Balance Sheet as of June 30, 2013 include the accounts of the Company and its subsidiaries that it directly or indirectly controls through majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The carrying value of cash and cash equivalents, receivables and accounts payable approximates their fair value at March 31, 2014. In addition, the carrying value of all borrowings approximates fair value at March 31, 2014. The student notes receivable balances are presented within current and non-current assets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

Note 2—Impairment and Severance Charges

During the third quarter of fiscal 2014, the Company’s market capitalization was below book value, which the Company considered an indicator of impairment. Consequently, the Company performed an interim impairment test on goodwill and other indefinite lived intangible assets. The Company believes that continued regulatory uncertainties, and the potential impact of new regulations, have had a sustained negative impact on the Company’s stock price and current fair value. The Company’s results of the interim impairment test did not indicate impairment.  The Company will perform its required annual impairment test for goodwill and other non-amortizable intangible assets as of June 30, 2014.

At March 31, 2014, the Company has $205.6 million of goodwill; $197.9 million relates to the Heald reporting unit and $7.7 million relates to the 2013 QuickStart Intelligence Corporation (“QuickStart”) acquisition—See Note 10 — Business Acquisitions and Dispositions. The Company’s interim impairment tests, as of March 31, 2014 did not result in an impairment charge. However, goodwill impairment assessments of the goodwill related to the Heald acquisition involve significant judgments related to future revenues and earnings. For Heald, the Company assumed a weighted average cost of capital (“WACC”) of 12.9%, revenue growth rates ranging from (9.3%) to 11.7% for fiscal 2015 to 2017 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 6.4%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less historic exposure to ability to benefit (“ATB”) students and to regulatory uncertainty. Although the Company believes the estimates made are reasonable and supportable in connection with the impairment analysis, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

For accreditation, at March 31, 2014, the current “as is” scenario derives value from cash flows projected from fiscal 2015 to fiscal 2020, with revenue compound annual growth rates ranging from (4.3%) to 4.4% with discount rates ranging from 17.1% to 33.0%. After the estimated future cash flows for the “as is” and Without scenarios were determined, management calculated their respective present values and then subtracted the present value of the Without scenario from the present value of the “as is” scenario to obtain the estimated fair value of accreditation. The significant assumptions for the Without scenario include revenue compound annual growth rates ranging from 50.8% to 74.3% with discount rates ranging from 17.1% to 33.0%. Using this analysis, at March 31, 2014 the fair value of accreditation exceeded book value by a range of 33.5% to 3,525.9%.

The Company used the Relief from Royalty method to estimate the fair value of trade names. Under the Relief from Royalty Method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licensed to a third-party. For Heald, the royalty rate of 4.0% based upon profit split analysis and comparable licensing transactions, a discount rate of 17.1%, a tax rate of 39%, and a terminal growth rate value of 4%. For WyoTech, the royalty rate of 3.0% based upon profit split analysis and comparable licensing transactions, a discount rate of 28%, a tax rate of 39% and a terminal growth rate value of 1.5%.

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

The Company incurred and paid severance of $7.7 million and $13.2 million for the three and nine months ended March 31, 2014 and $1.3 million and $2.0 million for the three and nine months ended March 31, 2013.

Note 3—Discontinued Operations

Fiscal 2014

During the first quarter of fiscal 2014, the Company decided to divest four Everest schools located in Brighton, MA; North Aurora, IL; Miami, FL and Kendall, FL which are available for sale (the “Sale Schools”). The Company will continue to operate and invest in these campuses until they are sold. The campuses are available for immediate sale in their present condition, and the Company expects to complete the sales or close the campuses if no acceptable buyer can be found by the first quarter of fiscal 2015. The Company recorded a $2.2 million impairment charge of long-lived assets related to the Sale Schools during the first quarter of fiscal 2014.

Note 4—Accounts Receivable

Accounts receivable, net consists of the following as of:

	March 31, 2014	June 30, 2013
	(In thousands)
Accounts receivable:
Accounts receivable, Gross	$80,934	$95,172
Less allowance for doubtful accounts	(14,021)	(19,002)
Accounts receivable, Net	$66,913	$76,170

The following table summarizes the activity in the accounts receivable allowance for doubtful accounts for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In thousands, table for continuing and discontinued operations)
Allowance for doubtful accounts
Accounts receivable:
Beginning allowance for doubtful accounts	$18,400	$27,728	$19,104	$18,237
Charged to statement of operations	9,397	16,684	41,235	55,395
Deductions	(13,751)	(23,879)	(46,293)	(53,099)
Ending allowance for doubtful accounts	$14,046	$20,533	$14,046	$20,533

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

In fiscal 2008, the Company was informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students. In the face of this change in policy, the Company created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”). Under this Genesis program the Company paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program the Company then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. From the initiation of the Genesis program to its cessation in fiscal 2012, the Company acquired all of the loans that were originated. Therefore, the Company is exposed to any credit defaults by students but retains all amounts collected from the students under this program. There were no loans funded under the Genesis discount loan program from November 2011 through the end of January 2014.

On June 29, 2011, the Company entered into a loan origination agreement, as amended with ASFG, LLC (“ASFG”) which has subsequently changed its name to Campus Student Funding, LLC, for the purpose of creating a new private education discount loan program for students. Under this arrangement, an unaffiliated bank makes private education loans to eligible students and, subsequently, sells those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, the Company completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $15.7 million and $126.1 million for the three and nine months ending March 31, 2014 and $54.4 million and $150.8 million for the three and nine months ending March 31, 2013, respectively. Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $444.1 million.

The ASFG loan program has characteristics similar to the previous third party “discount loan” programs. As with the previous third party discount loan programs, under the ASFG program the Company pays an upfront discount to ASFG for any notes purchased by ASFG. The Company records the upfront discount as a deferred charge and amortizes the charge as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, the Company has agreed to purchase any of the student notes from ASFG on which no payment has been made for over 90 days. The Company has applied historical loan performance experience to estimate and record the ultimate loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse obligation is in addition to the discount paid to ASFG and is based upon the ultimate anticipated loan performance under the ASFG loan program. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $19.6 million and $29.6 million as of March 31, 2014 and June 30, 2013, respectively.

The recourse liability related to loans funded under the ASFG loan program is established at the inception of the guarantee. Upon recourse the Company will purchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and an adjustment to the recourse obligation. The net recourse obligation consists of a net short-term liability and a net long-term receivable. The receivable, pursuant to a tuition loan program agreement, will be paid to the Company as ASFG receives student payments in excess of the initial principal balance, less discount paid. The receivable and recourse obligation are reported as a net short-term and net long-term amount to reflect the legal right of offset. The net short-term recourse obligation related to the loans funded under the ASFG program at March 31, 2014 and June 30, 2013 was a net liability of $40.8 million and $31.1 million, respectively, net of recourse paid. The net short-term recourse obligation at March 31, 2014 and June 30, 2013 is recorded within accrued expenses within the Condensed Consolidated Balance Sheets. The net long-term recourse receivable related to loans funded under the ASFG program at March 31, 2014 and June 30, 2013 was a net asset of $76.2 million and $44.6 million, respectively. The net long-term recourse receivable is recorded within deposits and other assets within the Condensed Consolidated Balance Sheets. The Company estimates loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, the Company’s maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although the Company expects the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

During the second and early third quarters of fiscal 2014, the Company had been negotiating with ASFG to restructure the student lending arrangement.  However, the Company was unable to reach agreement on terms acceptable to both parties, and in January 2014 ASFG ceased funding new loans for students under the program.  The Company has solicited other prospective lenders through a request for proposal process and to date several companies have completed the request for proposal (RFP) process and are in the due diligence phase. The Company expects to complete the RFP process by the end of June 2014.  Until a new arrangement is reached with a third-party lender, the Company has reinstituted the Company-financed Genesis loan program as described above.  While the Company is in the process of structuring a new lending arrangement with a third party, the Company expects cash flows from operating activities to be approximately $4 million to $8 million less per month than cash flows would have been under the ASFG lending arrangement.

In February 2014 the Company reinstituted the Company-financed Genesis loan program. Loans funded under the reinstituted Genesis loan program, net of estimated refunds, are estimated to have been approximately $27.1 million for both the three and nine months ending March 31, 2014.

Typically, the repayment terms on student notes receivable are 12 months for each $1,000 of notes balance. The average student note balance is approximately $2,600 for all outstanding loans. The majority of loans within student notes receivable contain repayment terms of 60 months or less. Loan balances vary by program and by student, and are a function of program cost and student financial aid eligibility. The average interest rate on all outstanding loans is 8.9% as of March 31, 2014.

Sales of Financing Receivables

Recourse Sales

During the first quarter of fiscal 2012, the Company sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of March 31, 2014, the Company received an advance of $10.1 million related to the sale, which has been recorded as debt on the Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2012. The remaining $6.7 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of March 31, 2014 and June 30, 2013, ASFG had collected $9.4 million and $7.9 million, respectively, in payments related to this sale and the remaining obligation is approximately $0.7 million and $2.1 million, respectively.

During the fourth quarter of fiscal 2012, the Company sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of March 31, 2014, the Company received an advance of $7.5 million related to the sale, which has been recorded as debt on the Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2012. The remaining $17.5 million of purchase price will be paid to the Company as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of March 31, 2014 and June 30, 2013, ASFG had collected $7.5 million and $5.8 million, respectively, in payments related to this sale and the remaining obligation is approximately $0 million and $1.7 million, respectively.

During the first quarter of fiscal 2013, the Company sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent the Company from derecognizing the underlying student loans sold. As of March 31, 2014, the Company received an advance of $8.7 million related to the sale, which has been recorded as debt on the Consolidated Balance Sheets and presented as proceeds from borrowings under student notes receivable sale within financing activities in the Consolidated Statement of Cash Flows for the fiscal year ending June 30, 2013. The remaining $20.3 million of purchase price will be paid to the Company as ASFG receives student payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives payments. As of March 31, 2014 and June 30, 2013, ASFG had collected $8.5 million and $5.5 million, respectively, in payments related to this sale and the remaining obligation is approximately $0.2 million and $3.2 million, respectively.

Student notes receivable balance, allowance and delinquency detail

Student notes receivable, net consists of the following as of:

	March 31, 2014	June 30, 2013
	(In thousands)
Student notes receivable:
Student notes receivable, Gross	$112,452	$121,232
Less allowance for doubtful accounts	(18,961)	(30,261)
Student notes receivable, Net	$93,491	$90,971

The following table summarizes the activity in the student notes receivable allowance for doubtful accounts for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In thousands, table for continuing and discontinued operations)
Student notes receivable:
Beginning allowance for doubtful accounts	$18,721	$40,849	$30,261	$80,027
Charged to statement of operations	2,285	—	2,285	38
Deductions	(2,045)	(2,750)	(13,585)	(41,966)
Ending allowance for doubtful accounts	$18,961	$38,099	$18,961	$38,099

The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 16.9% to 19.9% or $19.0 million to $22.4 million would result in a decrease in pre-tax income from continuing operations of $3.4 million as of March 31, 2014. Recoveries for all periods presented are not material.

The delinquency status of gross student notes receivable was as follows as of:

	March 31, 2014	June 30, 2013
	(In thousands)
Current	$63,947	$67,771
1 - 90	17,493	16,721
91 - 120	3,826	3,085
120 - 269	15,159	19,051
270+	12,027	14,604
TOTAL	$112,452	$121,232

The Company monitors the credit quality of its portfolio using proprietary forecasting, which relies heavily on impairment trending, delinquency trending, and population trending. The note reserve methodology is reviewed semi-annually during the second and fourth quarters or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate a change in methodology is warranted. Delinquency is the main factor of determining if a loan is impaired. Loans are charged off after 270 days delinquency to an amount determined collectible. Once a loan is impaired, interest no longer accrues. The income and fees earned on impaired loans was immaterial during the three and nine months ended March 31, 2014 and 2013, respectively. In the three and nine months ended March 31, 2014 the Company charged-off $2.0 million and $13.6 million of Genesis notes, net of recoveries, respectively. In the three and nine months ended March 31, 2013 the Company charged-off $2.8 million and $42.0 million of Genesis notes, net of recoveries, respectively. The charge-offs are recorded as a reduction to notes receivable and a reduction to the corresponding notes receivable allowance. Recoveries for all periods presented are not material.

The following table summarizes the student notes receivable and the allowance for doubtful accounts as of:

	March 31, 2014		June 30, 2013
	Student Notes	Allowance for student notes receivable losses	Student Notes	Allowance for student notes receivable losses
	(In thousands)
Collectively evaluated for impairment	$97,834	$(18,961)	$113,928	$(30,261)
Loans purchased under recourse provision	14,618	—	7,304	—
Total	$112,452	$(18,961)	$121,232	$(30,261)

Included within the Condensed Consolidated Statement of Operations, under the caption “Other expense, net” for three months ended March 31, 2014 and 2013 is net other expense of $6.5 million and $6.2 million, associated with the student notes program, respectively. Included within the Condensed Consolidated Statement of Operations, under the caption “Other expense, net” for nine months ended March 31, 2014 and 2013 is net other expense of $18.8 million and $17.0 million, associated with the student notes program, respectively.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. The Company defers and recognizes both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $1.6 million and $3.3 million associated with the Genesis notes program, for the three and nine months ended March 31, 2014, respectively.  Net other expense includes $0.5 million and $1.0 million associated with the Genesis notes program, for the three and nine months ended March 31, 2013, respectively.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. The Company defers and recognizes program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three and nine months ended March 31, 2014 there was net other expense of $4.9 million and $15.6 million associated with the ASFG notes program.  For the three and nine months ended March 31, 2013, there was net other expense of $5.9 million and $16.5 million associated with the ASFG notes program, respectively. Total structuring and management fees paid to ASFG, over the life of the program, as of March 31, 2014 have been $18 million, of which $6.7 million are deferred as of March 31, 2014. There were no program fees paid to ASFG during the three and nine months ended March 31, 2014.  Program fees paid to ASFG during the three and nine months ended March 31, 2013 are $0 and $3.2 million, respectively.  Total program fees expected to be incurred over the program length are expected to be approximately $8 to $10 million per year in incremental cost above those historically incurred under the Genesis program.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $98.5 million and $133.0 million for the nine months ended March 31, 2014 and March 31, 2013, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $48.7 million and $68.7 million for the nine months ended March 31, 2014 and March 31, 2013, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $43.6 million and $29.2 million for the nine months ended March 31, 2014 and March 31, 2013, respectively.

Net revenues recognized related to the ASFG program have been $25 million and $80 million, net of discount expense, for the three and nine months ended March 31, 2014, respectively.  Net revenues recognized related to the ASFG program have been $24.6 million and $70.5 million for the three and nine months ended March 31, 2013, respectively.  Cash flows related to the ASFG program have been a net inflow of $6.2 million and $31.9 million for the nine months ended March 31, 2014 and March 31, 2013, respectively.

Note 6—Long-Term Debt and Capital Lease Obligations

As of March 31, 2014 and June 30, 2013, long-term debt and capital lease obligations consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Credit facility obligations (1)	$87,894	$116,073
Borrowings under student notes receivable sale agreements	896	7,110
Capital lease obligations	10,923	12,192
Other debt	1,094	3,710
	100,807	139,085
Less—current portion of credit facility obligations	(87,894)	—
Less—current portion of borrowings under student notes receivable sale agreement	(200)	(4,101)
Less—current portion of capital lease obligations	(225)	(803)
	$12,488	$134,181

(1)  Interest rate on credit facility is 3.0 % and 4.7% as of March 31, 2014 and June 30, 2013, respectively.

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

The following table summarizes the terms of the Credit Facility and its status as of March 31, 2014:

Borrowing limit	$145 million
Interest Rate

At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00% (in either case, the “Applicable Rate”), depending upon the Company’s Consolidated Leverage Ratio.

Maturity	July 1, 2015
Outstanding borrowings	$87.9 million.
Weighted Average Interest Rate	3.0%
Outstanding letters of credit	$15.8 million domestic, $5.2 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score.

As a result of the valuation allowance of $76.5 million recorded as of March 31, 2014 against U.S. domestic deferred tax assets (See Note 11—Income Taxes), the Company was not, as of March 31, 2014, in compliance with the fixed charge coverage and consolidated net worth covenants in the Credit Facility.

The lenders in the Credit Facility (the “Lenders”) have waived the event of default caused by the failure to meet the fixed charge coverage ratio (the “Waiver”), and the Company and the Lenders have entered into a First Amendment to the Credit Facility (the “First Amendment”) to amend the definition of consolidated net worth as described below.  Any failure of the Company to comply with the provisions of the Waiver or the Amendment will constitute an immediate event of default under the Credit Facility.

Under the First Amendment, the Company has agreed to, among other matters, (i) no longer request Eurodollar borrowings and amend and restate the definition of “Applicable Rate” such that the Applicable Rate for any Eurodollar Rate Committed Loan (as defined in the Credit Facility) increases to 5.00%, the Applicable Rate for any Base Rate Loan (as defined in the Credit Facility) increases to 4.00%, and the Applicable Rate for any Commitment Fee (as defined in the Credit Facility) becomes fixed at 0.40%; (ii) amend the definition of “Default Rate” to increase the additional margin on the default rate of interest from 2.0% to 6.0%; (iii) amend the definition of “Consolidated Net Worth” to provide an add back for all non-cash charges related to the deferred tax asset valuation allowances incurred during the fiscal quarter ended March 31, 2014, in an amount not to exceed $76.5 million; (iv) reduce the maximum outstanding Credit Extensions under the Credit Facility to $105 million as of July 18, 2014, then down to $93 million as of August 1, 2014 and then down to $90 million as of August 15, 2014, and the Company must repay loans or other obligations under the Credit Facility to the extent the aggregate amount of such obligations exceeds the foregoing limits as of the applicable period; (v) on or before June 27, 2014, raise cash proceeds of at least $15 million through the sale of student notes receivables; (vi) comply with additional reporting and information requirements; (vii) comply with additional cash management requirements; (viii) modify certain of the exceptions to the negative covenants in the Credit Facility, including the reduction of the aggregate dollar cap on Permitted Acquisitions (as defined in the Credit Facility) from $60 million to $15 million for acquisitions completed after the First Amendment; and (ix) reimburse the Administrative Agents for reasonable expenses incurred in monitoring the Company and its operations, including the retention of a financial advisor for the Lenders. The Company paid separate fees to the Lenders in connection with the Waiver and the First Amendment.

                The Company expects that the valuation allowance against deferred tax assets will also cause the Company to fail the fixed charge coverage ratio for the quarter ending June 30, 2014.  Additionally, the Credit Facility also requires the Company to maintain an ED composite score of no less than 1.5 in any fiscal year, and, as a result of the deferred tax asset valuation allowance, the Company currently expects that its composite score for the fiscal year ending June 30, 2014 will be below 1.5.  In addition to the foregoing Waiver and First Amendment, the Company expects to seek a waiver or amendment of the Credit Facility from the Lenders when those events of default occur. No assurances can be given that the Lenders will provide a waiver of any event of default, and failure to receive a waiver or some other accommodation from the Lenders could have a material adverse effect on the Company, its liquidity and access to financial resources. As such, the Company has classified amounts borrowed on the credit facility at March 31, 2014 as current portion of long-term debt.

The Company received $0, $8.7 million, and $17.6 million of proceeds from ASFG related to the sale of notes during fiscal 2014, 2013, and 2012, respectively. The recourse provisions of these sales prevent the Company from derecognizing the underlying notes sold. Accordingly, the proceeds have been recorded as debt on the Condensed Consolidated Balance Sheet. The debt and underlying student notes will be derecognized as ASFG receives principal payments. As of March 31, 2014 and June 30, 2013, the remaining obligation is approximately $0.9 million and $7.1 million, respectively. The Company has classified the debt between short-term and long-term in proportion to the classification of the related student notes receivable.

Note 7—Weighted Average Number of Common Shares Outstanding

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities, consisting of stock options and restricted stock units.

The table below reflects the weighted average number of common shares outstanding and the effects of dilutive securities used in computing basic and diluted net income or loss per common share for the three and nine months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Basic common shares outstanding	87,507	86,065	87,075	85,780
Effects of dilutive securities:
Stock options and restricted stock units	—	1,032	—	836
Diluted common shares outstanding	87,507	87,097	87,075	86,616

During the three and nine months ended March 31, 2014, the Company issued 0.4 million and 1.5 million shares, respectively, of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units. During the three and nine months ended March 31, 2013, the Company issued 0.3 million and 1.0 million shares, respectively, of common stock related to the Company’s employee stock purchase plan, exercise of stock options and delivery of shares of common stock underlying restricted stock units.  During the three and nine months ended March 31, 2014, approximately 12.8 million and 12.8 million, respectively, of our stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  During the three and nine months ended March 31, 2013, approximately 11.6 million and 11.5 million, respectively, of our stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Share Repurchase

During July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $200 million of its common stock. The Company may repurchase shares on the open market or in private transactions from time to time, depending on the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. As of March 31, 2014 the Company had repurchased 3,917,200 shares at an average price of $6.38 under this program during fiscal year 2011.  No shares were repurchased in fiscal year 2014, 2013 or 2012.

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

Note 8—Segment Information

The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets. The Company’s operations are also subject to similar regulatory environments. The Company conducts its operations in the U.S. and Canada. Revenues and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues from unaffiliated customers
U.S. operations	$337,259	$381,070	$1,044,907	$1,158,529
Canadian operations	12,492	14,815	39,707	45,463
Consolidated	$349,751	$395,885	$1,084,614	$1,203,992

	March 31, 2014	June 30, 2013
Long-lived assets
U.S. operations	$757,642	$727,562
Canadian operations	11,986	12,579
Consolidated	$769,628	$740,141

No one customer accounted for more than 10% of the Company’s consolidated revenues. Revenues are attributed to regions based on the location of customers.

Note 9—Commitments and Contingencies

In the ordinary conduct of its business, the Company and its subsidiaries are subject to lawsuits, demands in arbitration, investigations and other claims, including, but not limited to, lawsuits and claims involving current and former students, employment-related matters, business disputes and regulatory demands. In some of the lawsuits and arbitrations pending against the Company, including some matters not disclosed below, the plaintiffs seek certification of the matter as a class action or collective action in order to represent other similarly-situated persons. Except as disclosed below, none of the matters currently pending against the Company in which plaintiffs seek class certification has yet been certified as a class action or collective action. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. Information is provided below regarding the nature of each potentially material claim where the likelihood of loss is probable or reasonably possible. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company has accrued a liability for the loss. When a loss is not both probable and estimable, the Company does not accrue a liability. Where a loss is not probable but is reasonably possible, including if a loss in excess of an accrued liability is reasonably possible, the Company determines whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim. For the matters described below, the Company has either established an accrual that is immaterial, or has determined that a loss is reasonably possible but that it is not possible to provide a reasonable estimate of the amount of loss or the range of possible losses with respect to the matter. There can be no assurance that the ultimate outcome of any of the matters threatened or pending against the Company, including those disclosed below, will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Securities and Derivative Litigation

On August 31, 2010, a putative class action complaint captioned Jimmy Elias Karam v. Corinthian Colleges, Inc., et al. was filed in the U.S. District Court for the Central District of California. The complaint is purportedly brought on behalf of all persons who acquired shares of the Company’s common stock from October 30, 2007 through August 19, 2010 against the Company and Jack Massimino, Peter Waller, Matthew Ouimet and Kenneth Ord, all of whom are current or former officers of the Company. The complaint alleges that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of the Company’s business and prospects during the putative class period, causing the Company’s common stock to trade at artificially inflated prices at the time when plaintiffs purchased their stock. The plaintiffs further claim that Messrs. Massimino, Waller, Ouimet and Ord are liable under Section 20(a) of the Act. The plaintiffs seek unspecified amounts in damages, interest, attorneys’ fees and costs, as well as other relief. On October 29, 2010, another putative class action complaint captioned Neal J. Totten v. Corinthian Colleges, Inc., et al. was filed by the same law firm that filed the Karam matter described above in the U.S. District Court for the Central District of California. The Totten complaint was substantively identical to the Karam complaint. Several other plaintiffs intervened in the lawsuit and petitioned the Court to appoint them to be the lead plaintiffs. On March 30, 2011, the Court appointed the Wyoming Retirement System and Stichting Pensioenfonds Metaal en Technieklead as lead plaintiffs, and Robbins Geller Rudman & Dowd LLP as counsel for lead plaintiffs, in the consolidated action. Lead plaintiffs thereafter filed a second amended consolidated complaint, and the Company moved to dismiss the second amended consolidated complaint. On January 30, 2012, the U.S. District Court granted the Company’s motion to dismiss, with leave to amend. On February 29, 2012, the plaintiffs filed a third amended complaint in U.S. District Court, and, on March 30, 2012 the Company and the individual defendants filed a motion to dismiss. On August 20, 2012, the U.S. District Court granted the Company’s and the individual defendants’ motion to dismiss, with prejudice. The plaintiffs have appealed that dismissal to the U.S. Ninth Circuit Court of Appeals, and the Company will continue to defend itself and its current and former officers vigorously.

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

In November 2013, a shareholder derivative complaint captioned Chaile Steinberg, derivatively on behalf of Corinthian Colleges, Inc., v. Jack Massimino, et al., was filed in the United States District Court for the Central District of California against all of the members of the Company’s Board of Directors, plus Ken Ord, Bob Bosic and Beth Wilson, all of whom are current officers of the Company, and against the Company as a nominal defendant. The derivative complaint is based on factual allegations similar to those alleged in the federal securities complaints identified above, plus the lawsuit by the California Attorney General described below. The complaint asserts causes of action for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The Company and the individual defendants believe these matters are without merit, and the Company intends to defend these matters vigorously.  That matter has been stayed pending the court’s ruling on the motion to dismiss in the Erickson case described above.

Student Litigation

On May 28, 2008, a putative class action demand in arbitration captioned Rivera v. Sequoia Education, Inc. and Corinthian Colleges, Inc. was filed with the American Arbitration Association. The plaintiffs are nine current or former HVAC students from the Company’s WyoTech Fremont campus. The arbitration demand alleges violations of California’s Business and Professions Code Sections 17200 and 17500, fraud and intentional deceit, negligent misrepresentation, breach of contract and unjust enrichment/restitution, all related to alleged deficiencies and misrepresentations regarding the HVAC program at these campuses. The plaintiffs seek to certify a class composed of all HVAC students in the Company’s WyoTech Fremont and WyoTech Oakland campuses over the prior four years, and seek recovery of compensatory and punitive damages, interest, restitution and attorneys’ fees and costs. The Company never operated any HVAC programs at the Company’s WyoTech Oakland campus during its ownership of that campus. The arbitrator ruled that the arbitration provision in the former students’ enrollment agreement is not susceptible to class-wide resolution. On November 22, 2011, a California state court judge refused to confirm the arbitrator’s clause construction decision and remanded the matter to the arbitrator for further consideration. The Company appealed the state court order, and, in October 2013, the California Court of Appeal vacated the trial court’s order and remanded the matter to the trial court with orders to enter judgment confirming the arbitration award. The plaintiffs sought review of the California Court of Appeal’s decision by the California Supreme Court, but that petition for review was denied.  Plaintiffs have now filed individual arbitration demands with the American Arbitration Association.  The Company believes these individual matters are without merit and intends to vigorously defend itself against these allegations.

The Company and its subsidiaries are defendants in a number of individual student arbitration demands. The Company intends to defend itself and its subsidiaries vigorously in all of these matters.

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

On April 29, 2011, the Company’s Everest Institute campuses in Brighton and Chelsea, Massachusetts received civil investigative demands from the Massachusetts Attorney General’s Office (the “MA AG”) seeking (i) information about past students who have enrolled in each institution, (ii) the identity of recruiters, (iii) recruiting and enrollment documents, (iv) documentation related to analyses of delinquency, default, drop out, refund, loan forgiveness or reduction, placement, student income, and/or any student’s ability to repay loans, and (v) cohort default and graduation rates. The Company cooperated extensively with the MA AG’s investigation.  Notwithstanding that cooperation, on April 3, 2014 the MA AG filed a civil complaint against the Company and one of its subsidiaries alleging the Company had engaged in unfair recruiting practices, made misleading representations regarding a wide variety of matters about its schools, enrolled students who could not benefit from the education, created subsidized loan programs the Company should have known students would not be able to repay, made false or misleading representations about financial aid and debt collection practices, and engaged in other allegedly wrongful business practices under Massachusetts law.  The complaint seeks permanent injunctive relief, restitution, civil penalties, costs and attorneys’ fees, and such other relief as the court may order. The Company intends to vigorously defend itself against these allegations.

On April 11, 2011 the Company’s Everest Institute in Jonesboro, Georgia was sent a subpoena from the Atlanta office of ED’s Office of Inspector General (the “OIG”) requesting documents related to the Jonesboro campus’s employment and placement rates reported to its accrediting agency, as well as correspondence with the accrediting agency. The Company has become aware that this matter is being supervised by an Assistant United States Attorney (the “AUSA”) for the Northern District of Georgia. In January 2014, the Company received a new Civil Investigation Demand (the “Jonesboro CID”) from the U.S. Attorney’s Office for the Northern District of Georgia related to allegations that the Company, and/or its campuses in Decatur and Jonesboro, Georgia, and/or their affiliated schools, may have submitted, or caused to be submitted, false claims to the ED. The Jonesboro CID requires the Company to provide answers to written interrogatories and documents to the federal government. The questions and document requests appear to relate to placement data, admissions representative compensation, grade changes, and attendance changes at the Jonesboro and Decatur campuses. The Company does not know whether a qui tam action has been filed under seal or whether the United States Attorney’s Office has made a determination about whether to file a False Claims Act lawsuit in this matter. The Company has already provided a substantial volume of documents to the OIG pursuant to the original subpoena, and has met with the OIG and the AUSAs supervising this matter. The Company expects to continue to cooperate with the OIG and the AUSAs’ requests.

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

In December 2013, the Company received a letter from the CFPB notifying the Company that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against the Company (the “NORA Letter”). The NORA Letter states that the staff of the CFPB’s Office of Enforcement (the “Staff”) expects to allege that the Company violated the Consumer Financial Protection Act of 2010, 12 U.S.C. §5536. The NORA Letter also states that if such action is brought the CFPB may seek injunctive and monetary relief against the Company. The Company made a NORA submission, which is a written statement setting forth the reasons why the Company believes the CFPB should not take legal action against it. The Company understands that a NORA notice from the Staff is intended to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced. The Company continues to believe that its acts and practices relating to student loans are lawful.

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

In January 2014, the Company was notified by the Iowa Attorney General’s office that it is leading an investigation by thirteen states (Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Tennessee, Washington and Pennsylvania) into the Company’s business practices. The Company has received Civil Investigative Demands (the “Multistate CIDs”) from most of those states that are substantially similar. Three additional states attorney general have since joined the multi-state investigation: Colorado, New Mexico and Hawaii, bringing the total number of states to sixteen.  The Iowa Attorney General’s office indicated that it will be the primary point of contact with the Company on behalf of all of the states involved in the investigation. The Multistate CIDs seek documents and answers to interrogatories related to the students recruited from the various states; organizational information; tuition, loan and scholarship information; lead generation activities; enrollment qualifications for students; complaints; accreditation; completion and placement statistics; graduate certification and licensing results; the identities of former employees; and student lending activities, among other matters. The Company is aware that several other companies in the for-profit education sector have received civil investigative demands similar to the Multistate CIDs. The Company intends to cooperate with the inquiry.

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

As of March 31, 2014, the Company had established aggregate reserves for all matters, including those disclosed above and for all other matters where the liabilities are probable and losses estimable but for which the Company does not believe the matters are reasonably likely to have a material impact on the results of operations or financial condition of the Company, which are, collectively, immaterial to the Company’s financial position. The Company regularly evaluates the reasonableness of its accruals and makes any adjustments considered necessary. Due to the uncertainty of the outcome of litigation and claims, the Company is unable to make a reasonable estimate of the upper end of the range of potential liability for these matters. Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on the Company’s results of operations and cash flows during the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on the Company’s financial position or liquidity.

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

The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company also reports income tax-related interest expense in income tax expense in its Consolidated Statement of Operations. Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2014 and June 30, 2013, the total amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Financial Position are not material.

As of March 31, 2014 and June 30, 2013, the total amount of unrecognized tax benefits was $1.9 million and $2.2 million, respectively. As of March 31, 2014 and June 30, 2013, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $1.3 million and $2.2 million, respectively. The Company does not presently anticipate settlement of any uncertain tax positions matters within the next twelve months.

The Company has deferred income tax assets which are subject to periodic recoverability assesments.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.

In assessing the need for a valuation allowance, both positive and negative evidence are considered related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considered, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback year(s), the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits and expected future taxable income. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, while placing less weight on projections for future growth as projections about the future are less objectively verifiable than past results, the Company must record a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. A significant piece of objective negative evidence evaluated is the projection of a cumulative loss incurred over the three-year period ended June 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth as projections for future growth into the future are less objectively verifiable.

As a result of the assessment, as of March 31, 2014, a valuation allowance of $76.5 million has been recorded against the domestic deferred tax assets. A valuation allowance expense of $71.3 million was recorded within loss from continuing operations on the condensed consolidated statement of operations and condensed consolidated statement of comprehensive income (loss) in the current year; the remaining $5.2 million of the aggregate $76.5 million valuation allowance expense is related to assets from discontinued operations to reduce the deferred tax assets recorded within discontinued operations as of March 31, 2014. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence such as projections for growth. The Company will continue to evaluate the valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

After giving effect to the valution allowance, the Company’s effective tax rate was a provision of 1873.5% and 435.2% for the three and nine months ended March 31, 2014, compared to a provision of 37.5% and 38.2% for the three and nine months ended March 31, 2013, respectively. The unusual effective rate for the three and nine months ended March 31, 2014 resulted from management’s decision during the quarter ended March 31, 2014 to record a valuation allowance against the Company’s domestic deferred tax assets as a result of the Company’s projected cumulative loss position for the three years ended June 30, 2014. The valuation allowance resulted in a $71.3 million tax charge to continuing operations during the quarter.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts and notes receivable agings and applying various expected loss percentages to student accounts and notes receivable categories based upon historical bad debt experience and consideration of the current economic environment. We generally write off accounts receivable balances deemed uncollectible as they are sent to collection agencies. We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. We believe our reserves are adequate; however, losses related to unpaid student balances could exceed the amounts we have reserved for bad debts. The effect of an increase in our accounts receivable allowance of 3% of our outstanding receivables from 17.3% to 20.3% or $14.0 million to $16.4 million would result in a increase in pre-tax loss of $2.4 million for the quarter ended March 31, 2014. The effect of an increase in our student notes receivable allowance of 3% of our outstanding earned notes receivable from 16.9% to 19.9% or $19.0 million to $22.4 million would result in an increase in pre-tax of $3.4 million for the quarter ended March 31, 2014.

Many of our students in the U.S. participate in federal student loan programs. The federal student loans are authorized by the Higher Education Act (“HEA”) of 1965 and are guaranteed by an agency of the federal government. The loans are not guaranteed by us, and cannot become an obligation of ours. Accordingly, we do not record an obligation to repay any of the federal loans that are not repaid by our former students and we do not record either a contingent obligation or an allowance for future obligations as a result of student defaults of federal student loans.

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

During the third quarter of fiscal 2014, our market capitalization was below book value, which we considered an indicator of impairment. Consequently, we performed an interim impairment test on goodwill and other indefinite lived intangible assets. We believe that continued regulatory uncertainties, and the potential impact of new regulations, have had a sustained negative impact on our stock price and current fair value. The Company’s results of the interim impairment test did not indicate impairment.

At March 31, 2014, goodwill of $197.9 million relates to the Heald reporting unit, which was acquired in January 2010. Additionally, during the first quarter of 2013 we acquired QuickStart which resulted in $7.7 million of goodwill. Since the acquisition of Heald it has continued to meet or exceed all operating projections, including but not limited to revenues and cash flow targets. The annual impairment test of Heald’s goodwill as of June 30, 2013 did not result in an impairment charge. However, impairment assessments involve significant judgments related to future revenues and earnings. For Heald, at March 31, 2014 we assumed a WACC of 12.9%, revenue growth rates ranging from (9.3%) to 11.7% for fiscal 2015 to 2017 and a terminal growth rate of 4%, which resulted in fair value exceeding carrying value by approximately 6.4%. These assumptions reflect the lower risk of Heald relative to the Everest schools resulting from less historic exposure to ATB students and to regulatory uncertainty. Although we believe the estimates made are reasonable and supportable in connection with the impairment analyses, changes in strategy or market conditions could significantly impact these judgments and result in future impairments.

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

For accreditation, at March 31, 2014, the current “as is” scenario derives value from cash flows projected from fiscal 2015 to fiscal 2020, with compound annual growth rates ranging from (4.3%) to 4.4% and with discount rates ranging from 17.1% to 33.0%. After the estimated future cash flows for the “as is” and “without” scenarios were determined, management calculated their respective present values and then subtracted the present value of the “without” scenario from the present value of the “as is” scenario to obtain the estimated fair value of accreditation. The significant assumptions for the “without” scenario include estimated compound annual growth rates ranging from 50.8% to 74.3% with discount rates ranging from 17.1% to 33.0%. Using this analysis, at March 31, 2014 the fair value of accreditation exceeded book value by a range of 33.5% to 3,525.9%.

We used the relief from royalty method to estimate the fair value of trade names. Under the relief from royalty method, estimated royalty rates were selected and applied to the revenue stream generated by trade names in order to estimate the potential value of the asset, assuming that trade names would be licensed to a third-party. For Heald, at March 31, 2014, we assume a royalty rate of 4.0% based upon a profit split analysis and comparable licensing transactions, a discount rate of 17.1%, a tax rate of 39%, and a terminal growth rate value of 4.0%. For WyoTech, we assume a royalty rate of 3.0% based upon comparable licensing transactions, a discount rate of 28.0%, a tax rate of 39% and a terminal growth rate value of 1.5%.

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

Income Taxes.  We are subject to the income tax laws of the U.S. and various state, local and foreign jurisdictions. These tax laws are complex and subject to interpretation. As a result, significant judgments and interpretations are required in determining our income tax (benefits) provisions and evaluating our uncertain tax positions.

We account for income taxes in accordance with FASB ASC Topic 740 — Income Taxes. Topic 740 requires the recognition of deferred income tax assets and liabilities based upon the income tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax basis of existing assets and liabilities. Topic 740 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

In connection with the preparation of our consolidated financial statements, we estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize as deferred income tax assets the expected future income tax benefits of net operating loss carry-forwards.

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we consider, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback year(s), the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits and expected future taxable income. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, we determine it is more likely than not the deferred tax assets will not be realized within a period of time, we record a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. A significant piece of objective negative evidence evaluated is the projected cumulative loss we expect to incur over the three-year period ended June 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

As a result of our assessment, as of March 31, 2014, a valuation allowance of $76.5 million has been recorded. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset. See Note 11 —Income Taxes— of the notes to our consolidated financial statements for further discussion.

Topic 740 further clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Contingencies.  In the ordinary conduct of the business, we are subject to occasional lawsuits, investigations and claims, including, but not limited to, claims involving students and graduates, employment matters and investigations by regulatory authorities. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. There can be no assurance that the ultimate outcome of any of the lawsuits, investigations or claims pending against us will not have a material adverse effect on our financial condition or results of operations.

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

Results of Operations

Comparisons of results of operations between the three and nine months ended March 31, 2014 and March 31, 2013.

The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Educational services	59.4%	60.3%	60.6%	60.5%
General and administrative	11.2%	10.4%	10.7%	10.5%
Marketing and admissions	26.2%	25.5%	27.0%	24.8%
Impairment, facility closing, and severance charges	2.2%	0.3%	1.2%	0.2%
Total operating expenses	99.0%	96.5%	99.4%	95.9%
Income from operations	1.0%	3.5%	0.6%	4.1%
Interest income	—	—%	—	—%
Interest expense, net	(0.3)%	(0.3)%	(0.3)%	(0.3)%
Other expense, net	(1.8)%	(1.6)%	(1.7)%	(1.4)%
Income (loss) from continuing operations before provision (benefit) for income taxes	(1.1)%	1.6%	(1.4)%	2.4%
Provision (benefit) for income taxes	19.9%	0.6%	6.0%	0.9%
Income (loss) from continuing operations	(21.0)%	1.0%	(7.4)%	1.5%
Loss from discontinued operations, net of tax	(1.8)%	(1.3)%	(1.3)%	(1.4)%
Net income (loss)	(22.8)%	(0.3)%	(8.7)%	—%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Revenues. Net revenues decreased $46.1 million, or 11.7%, from $395.9 million in the third quarter of fiscal 2013 to $349.8 million in the third quarter of fiscal 2014. The decrease was due to an approximate 12.4% decrease in average student population, partially offset by an approximate 0.6% increase in average revenue per student during the period. The decline in average student population was largely due to a decline in our exclusively online population and a reduction in ATB students. At March 31, 2014, student population was 74,498 compared with 86,297 at March 31, 2013, a decrease of 13.7%. Total student starts decreased 13.1% to 22,853 for the third quarter of fiscal 2014 when compared to the third quarter of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational-related expenses. Educational services expenses decreased $30.8 million, or 12.9%, from $238.6 million in the third quarter of fiscal 2013 to $207.8 million in the third quarter of fiscal 2014. The decrease was primarily due to lower compensation costs, reduced employee benefits, lower bad debt, and a reduction in variable costs. As a percentage of net revenues, educational services expenses decreased from 60.3% of revenues in the third quarter of fiscal 2013 to 59.4% of revenues in the third quarter of fiscal 2014. The decrease in costs as a percentage of net revenues was primarily a result of lower bad debt in the third quarter of fiscal 2014 when compared to the third quarter of last year. Bad debt expense amounted to $9.3 million or 2.7% of net revenues for the third quarter of fiscal 2014 compared to $13.5 million or 3.4% of net revenues for the third quarter of fiscal 2013.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support-related expenses. General and administrative expenses decreased $1.9 million, or 4.6%, from $41.0 million in the third quarter of fiscal 2013 to $39.1 million in the third quarter of fiscal 2014. As a percentage of net revenues, general and administrative expenses increased from 10.4% of net revenues in the third quarter of fiscal 2013 to 11.2% in the third quarter of fiscal 2014.  The increase is primarily attributable to lower revenue.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses decreased $9.3 million, or 9.2%, from $101.0 million in the third quarter of fiscal 2013 to $91.7 million in the third quarter of fiscal 2014.  As a percentage of net revenues, marketing and admissions expenses increased from 25.5% of revenues in the third quarter of fiscal 2013 to 26.2% of revenues in the third quarter of fiscal 2014. The increase as a percentage of net revenue is primarily attributable to incremental costs associated with bringing lead management services in-house and lower conversion rates. The cost per start increased $171 or 4.4% from $3,842 in the third quarter of fiscal 2013 to $4,013 in the third quarter of fiscal 2014.

Impairment and Severance Charges. During the third quarter of 2014 and 2013 we incurred severance charges of $7.7 million and $1.3 million, respectively.

Provision (Benefit) for Income Taxes. Our consolidated effective income tax rate for continuing operations was a provision of 1,873.5% in the third quarter of fiscal 2014, as compared to a benefit of 37.5% in the third quarter of fiscal 2013. The increase in the effective tax rate for 2014 is due to a $71.3 million charge related to the deferred tax asset valuation allowance.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Net Revenues. Net revenues decreased $119.4 million, or 9.9%, from $1,204.0 million in the first nine months of fiscal 2013 to $1,084.6 million in the first nine months of fiscal 2014. The decrease was due to an approximate 11.3% decrease in average student population, partially offset by an approximate 1.4% increase in average revenue per student during the period. The decline in average student population was largely due to a decline in our exclusively online population and a reduction in ATB students. At March 31, 2014, student population was 74,498 compared with 86,297 at March 31, 2013, a decrease of 13.7%. Total student starts decreased 11.5% to 71,164 for the first nine months of fiscal 2014 when compared to the first nine months of last year.

Educational Services. Educational services expenses include direct operating expenses of the schools consisting primarily of payroll and payroll related expenses, rents, occupancy costs, supply expenses, bad debt expense and other educational-related expenses. Educational services expenses decreased $71.1 million, or 9.8%, from $727.9 million in the first nine months of fiscal 2013 to $656.8 million in the first nine months of fiscal 2014. The decrease was primarily due to lower costs in compensation, employee benefits, bad debt, and a reduction in variable costs. As a percentage of net revenues, educational services expenses increased from 60.5% of revenues in the first nine months of fiscal 2013 to 60.6% of revenues in the first nine months of fiscal 2014. Bad debt expense amounted to $40.4 million or 3.7% of net revenues for the first nine months of fiscal 2014 compared to $49.8 million or 4.1% of net revenues for the first nine months of fiscal 2013.

General and Administrative. General and administrative expenses include corporate compensation expenses, headquarters office rents and occupancy expenses, professional fees and other support-related expenses. General and administrative expenses decreased $10.5 million, or 8.3%, from $126.2 million in the first nine months of fiscal 2013 to $115.7 million in the first nine months of fiscal 2014. As a percentage of net revenues, general and administrative expenses increased slightly from 10.5% of net revenues in the first nine months of fiscal 2013 to 10.7% in the first nine months of fiscal 2014.

Marketing and Admissions. Marketing and admissions expenses consist primarily of direct-response and other advertising expenses, payroll and payroll related expenses, promotional materials and other related marketing costs. Marketing and admissions expenses decreased $6.1 million, or 2.0%, from $298.7 million in the first nine months of fiscal 2013 to $292.6 million in the first nine months of fiscal 2014.  As a percentage of net revenues, marketing and admissions expenses increased from 24.8% of revenues in the first nine months of fiscal 2013 to 27.0% of revenues in the first nine months of fiscal 2014. The increase as a percentage of net revenue is primarily attributable to incremental costs associated with bringing lead management services in-house and lower conversion rates. The cost per start increased $398 or 10.7% from $3,714 in the first nine months of fiscal 2013 to $4,112 in the first nine months of fiscal 2014.

Impairment and Severance Charges. During the first nine months of 2014 and 2013 we incurred severance charges of $13.2 million and $2.0 million, respectively.

Provision (Benefit) for Income Taxes. Our consolidated effective income tax rate for continuing operations was a provision of 435.2% in the first nine months of fiscal 2014, as compared to a benefit of 38.2% in the first nine months of fiscal 2013. The increase in the effective tax rate for 2014 is due to a $71.3 million charge related to the deferred tax asset valuation allowance.

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

The following table summarizes the terms of the Credit Facility and its status as of March 31, 2014:

Borrowing limit	$145 million
Interest Rate

At the Company’s discretion, the base (“prime”) rate plus 1.50% - 2.00% or a LIBOR rate plus 2.50% - 3.00% (in either case, the “Applicable Rate”), depending upon the Company’s Consolidated Leverage Ratio.

Maturity	July 1, 2015
Outstanding borrowings	$87.9 million.
Weighted Average Interest Rate	3.0%
Outstanding letters of credit	$15.8 million domestic, $5.2 million Canada.

The Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of consolidated net worth, fixed charge coverage ratios, leverage ratios, and the U.S. Department of Education (“ED”) financial responsibility composite score. As a result of the valuation allowance of $76.5 million recorded as of March 31, 2014 against U.S. domestic deferred tax assets (See Note 11—Income Taxes), we were not, as of March 31, 2014, in compliance with the fixed charge coverage and consolidated net worth covenants in the Credit Facility.

The lenders in the Credit Facility (the “Lenders”) have waived the event of default caused by the failure to meet the fixed charge coverage ratio (the “Waiver”), and we and the Lenders have entered into a First Amendment to the Credit Facility (the “First Amendment”) to amend the definition of consolidated net worth as described below.  Any failure of the Company to comply with the provisions of the Waiver or the Amendment will constitute an immediate event of default under the Credit Facility.

Under the First Amendment, we have agreed to, among other matters, (i) no longer request Eurodollar borrowings and amend and restate the definition of “Applicable Rate” such that the Applicable Rate for any Eurodollar Rate Committed Loan (as defined in the Credit Facility) increases to 5.00%, the Applicable Rate for any Base Rate Loan (as defined in the Credit Facility) increases to 4.00%, and the Applicable Rate for any Commitment Fee (as defined in the Credit Facility) becomes fixed at 0.40%; (ii) amend the definition of “Default Rate” to increase the additional margin on the default rate of interest from 2.0% to 6.0%; (iii) amend the definition of “Consolidated Net Worth” to provide an add back for all non-cash charges related to the deferred tax asset valuation allowances incurred during the fiscal quarter ended March 31, 2014, in an amount not to exceed $76.5 million; (iv) reduce the maximum outstanding Credit Extensions under the Credit Facility to $105 million as of July 18, 2014, then down to $93 million as of August 1, 2014 and then down to $90 million as of August 15, 2014, and the Company must repay loans or other obligations under the Credit Facility to the extent the aggregate amount of such obligations exceeds the foregoing limits as of the applicable period; (v) on or before June 27, 2014, raise cash proceeds of at least $15 million through the sale of student notes receivables; (vi) comply with additional reporting and information requirements; (vii) comply with additional cash management requirements; (viii) modify certain of the exceptions to the negative covenants in the Credit Facility, including the reduction of the aggregate dollar cap on Permitted Acquisitions (as defined in the Credit Facility) from $60 million to $15 million for acquisitions completed after the First Amendment; and (ix) reimburse the Administrative Agents for reasonable expenses incurred in monitoring our operations, including the retention of a financial advisor for the Lenders. We paid separate fees to the Lenders in connection with the Waiver and the First Amendment.

We expect that the valuation allowance against deferred tax assets will also cause us to fail the fixed charge coverage ratio for the quarter ending June 30, 2014.  Additionally, the Credit Facility also requires us to maintain an ED composite score of no less than 1.5 in any fiscal year, and, as a result of the deferred tax asset valuation allowance, we currently expect our ED composite score for the fiscal year ending June 30, 2014 will be below 1.5.  In addition to the foregoing Waiver and First Amendment, we expect to seek a waiver or amendment of the Credit Facility from the Lenders when those events of default occur. No assurances can be given that the Lenders will provide a waiver of any event of default, and failure to receive a waiver or some other accommodation from the Lenders could have a material adverse effect on our Company, liquidity and access to financial resources. As such, we have classified amounts borrowed on the credit facility at March 31, 2014 as current portion of long-term debt.

           Working capital amounted to $(165.8) million as of March 31, 2014 and $37.4 million as of June 30, 2013 and the current ratio was 0.5:1 and 1.1:1, respectively. The decrease in working capital compared to June 30, 2013 is primarily due to the net repayment of cash borrowed, partially offset by the timing of cash receipts and payments.

Cash flows provided by operating activities amounted to $54.6 million in the first nine months of fiscal 2014 compared to $128.8 million provided by operating activities in the same period of fiscal 2013. The decrease in cash provided by operating activities for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily due to a decrease in income before depreciation, amortization, stock-based compensation, deferred taxes and impairment charges of $39.3 million and a decrease in cash provided by working capital of $34.9 million.  Included within cash flows from operating activities are $12.4 million and $16.8 million of net cash flows used in operating activities related to discontinued operations for the nine months ended March 31, 2014 and March 31, 2013, respectively.

Cash flows used by investing activities of $35.9 million were comprised solely of capital expenditures in the first nine months of fiscal 2014. During the same period of fiscal 2013, cash flows used by investing activities were $40.2 million which were comprised of net cash paid to acquire QuickStart of $11.6 million and capital expenditures of $28.6 million. The capital expenditures were primarily related to remodels and enlargements of existing campuses and to fund information systems expenditures. We expect capital expenditures to be approximately $45 million for fiscal 2014.

Cash flows used in financing activities in the first nine months of fiscal 2014 primarily related to net payments on debt and amounted to approximately $37.0 million compared to $117.2 million for the same period of fiscal 2013, respectively.

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

In fiscal 2008, we were informed by Sallie Mae and two other origination and servicing providers that they would no longer make private loans available for students. In the face of this change in policy, we created a new lending program in the fourth quarter of fiscal 2008 with a different origination and servicing provider, Genesis Lending Services, Inc. (“Genesis”). Under this Genesis program we paid a discount to the origination and servicing provider for any loans purchased by Genesis and recorded the discount as a reduction to revenue. Under this program we then had both the right and an obligation to acquire the related loan, except in certain limited circumstances where Genesis did not comply with the terms of the agreement. From the initiation of the Genesis program to its cessation in fiscal 2012, we have acquired all of the loans that were originated. Therefore, we are exposed to any credit defaults by students but retain all amounts collected from the students under this program. There were no loans funded under the Genesis discount loan program from November 2011 through the end of January 2014.

On June 29, 2011, we entered into a loan origination agreement, as amended with ASFG, LLC (“ASFG”), which has subsequently changed its name to Campus Student Funding LLC, for the purpose of creating a new private education discount loan program for students. Under this arrangement, an unaffiliated bank made private education loans to eligible students and, subsequently, sold those loans to ASFG or its designee. Total losses associated with the program recourse, inclusive of the discount paid to ASFG, are estimated to be approximately 50% of the amount funded. During the second quarter of fiscal 2012, we completed the transition from the Genesis discount loan program to the ASFG discount loan program. Loans funded under the ASFG program, net of estimated refunds, are estimated to have been approximately $15.7 million and $126.1 million for the three and nine months ended March 31, 2014 and $54.4 million and $150.8 million for the three and nine months ended March 31, 2013, respectively. Loans funded to date under the ASFG program, net of estimated refunds, have been approximately $444.1 million.

The ASFG loan program had characteristics similar to the previous third party “discount loan” programs. As with the previous discount third party loan programs, under the ASFG program we paid an upfront discount to ASFG for any notes purchased by ASFG. We recorded the upfront discount as a deferred charge and amortize the charge as a reduction to revenue ratably over the program length as the related revenue is recognized. However, unlike the previous third party discount loan programs, pursuant to a backup loan purchase agreement entered into in connection with the loan origination agreement, we agreed to purchase any of the student notes from ASFG on which no payment has been made for over 90 days. We have applied historical loan performance experience to estimate and record this loan recourse obligation on a gross basis by recording both a deferred charge and liability equal to the estimated risk upon funding. The recourse obligation is in addition to the discount paid to ASFG and is based on the ultimate anticipated loan performance under the ASFG loan program. The deferred charge is recorded within prepaid expenses and is recognized as a reduction to revenue over the period of instruction. The total deferred charge related to unrecognized discount expense is $19.6 million and $29.6 million as of March 31, 2014 and June 30, 2013, respectively.

The recourse liability related to loans funded under the ASFG loan program is established at the inception of the guarantee. Upon recourse we will purchase any loans at the amount advanced by ASFG net of any discount paid to ASFG, less any principal payments collected by ASFG. The purchase will be recorded as a decrease to cash, an increase to student notes receivable, and an adjustment to the recourse obligation. The net recourse obligation consists of a net short-term liability and a net long-term receivable. The receivable, pursuant to a tuition loan program agreement, will be paid to us as ASFG receives student payments in excess of the initial principal balance, less discount paid. The receivable and recourse obligation are reported as a net short-term and net long-term amount to reflect the legal right of offset. The net short-term recourse obligation related to the loans funded under the ASFG program at March 31, 2014 and June 30, 2013 was a net liability of $40.8 million and $31.1 million, respectively, net of recourse paid. The net short-term recourse obligation at March 31, 2014 and June 30, 2013 is recorded within accrued expenses within the Consolidated Balance Sheets. The net long-term recourse receivable related to loans funded under the ASFG program at March 31, 2014 and June 30, 2013 was a net asset of $76.2 million and $44.6 million, respectively. The net long-term recourse receivable is recorded within deposits and other assets within the Consolidated Balance Sheets. We estimate loan performance based upon actual repayment experience with similar private student loan programs. Under this backup loan purchase agreement, our maximum obligation (including the initial discount payment) could be equal to the face amount of loans originated under this loan program, although we expect the ultimate risk under this loan program to be substantially similar to the risks faced under the Genesis discount loan program.

During the second and early third quarters of fiscal 2014, we had been negotiating with ASFG to restructure our student lending arrangement.  However, we were unable to reach agreement on terms acceptable to both ASFG and us, and, in January 2014 ASFG ceased funding new loans for our students under the program.  We have solicited other prospective lenders through a request for proposal process and to date several companies have completed the request-for-proposal (RFP) process and are in the due diligence phase. We expect to complete the RFP process by the end of June 2014.  Until we reach a new arrangement with a third-party lender, we have reinstituted our Company-financed Genesis loan program as described above.  While we are in the process of structuring a new lending arrangement with a third party, we expect cash flows from operating activities to be approximately $4 million to $8 million less per month than cash flows would have been under the ASFG lending arrangement.

In February 2014 we reinstituted the Company-financed Genesis loan program. Loans funded under the reinstituted Genesis loan program, net of estimated refunds, are estimated to have been approximately $27.1 million for both the three and nine months ending March 31, 2014.

Sales of Financing Receivables: Recourse Sales

During the first quarter of fiscal 2012, we sold student loans with a face value of $16.8 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of March 31, 2014, we received an advance of $10.1 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $6.7 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of March 31, 2014 and June 30, 2013, ASFG had collected $9.4 million and $7.9 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $0.7 million and $2.1 million, respectively.

During the fourth quarter of fiscal 2012, we sold student loans with a face value of $25.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of March 31, 2014, we received an advance of $7.5 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $17.5 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of March 31, 2014 and June 30, 2013 ASFG had collected $7.5 million and $5.8 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $0 million and $1.7 million, respectively.

During the first quarter of fiscal 2013, we sold student loans with a face value of $29.0 million to ASFG, on a recourse basis. The recourse provisions of this sale prevent us from derecognizing the underlying student loans sold. As of March 31, 2014, we received an advance of $8.7 million related to the sale, which has been recorded as debt on the condensed consolidated balance sheet and presented as proceeds from borrowings under student notes receivable sale within financing activities in the condensed consolidated statement of cash flows. The remaining $20.3 million of purchase price will be paid to us as ASFG receives student principal payments in excess of the advance. The debt and underlying student loans sold will be derecognized as ASFG receives principal payments. As of March 31, 2014 and June 30, 2013 ASFG had collected $8.5 million and $5.5 million, respectively, in principal payments related to this sale and the remaining obligation is approximately $0.2 million and $3.2 million, respectively.

Included within the Consolidated Statement of Operations, under the caption “Other expense, net” for the nine months ended March 31, 2014, and 2013 is net other expense of $18.8 million and $17.0 million, associated with the student notes program, respectively.

Genesis Program

The net other expense primarily reflects the interest income, loan origination fees, and costs related to servicing loans. We defer and recognize both the loan origination income and direct loan origination costs as an adjustment to the yield over the life of the related loan. All other lending-related costs, including costs related to servicing fees are charged to expense as incurred. Net other expense includes $1.6 million and $3.3 million associated with the Genesis notes program, for the three and nine months ended March 31, 2014, respectively.  Net other expense includes $0.5 million and $1.0 million associated with the Genesis notes program, for the three and nine months ended March 31, 2013, respectively.

ASFG Program

The net other expense primarily reflects the program structuring fees, management fees, and other fees charged by ASFG. We defer and recognize program structuring and management fees over the program length. All other fees are charged to expense as incurred. For the three and nine months ended March 31, 2014, respectively, there was net other expense of $4.9 million and $15.6 million associated with the ASFG notes program. For the three and nine months ended March 31, 2013, respectively, there was net other expense of $5.9 million and $16.5 million associated with the ASFG notes program.  Total structuring and management fees paid to ASFG, over the life of the program, as of March 31, 2014 have been $18.0 million, of which $6.7 million are deferred as of March 31, 2014. There were no program fees paid to ASFG during the three and nine months ended March 31, 2014. Program fees paid to ASFG during the three and nine months ended March 31, 2013 are $0 and $3.2 million, respectively. Total program fees expected to be incurred over the program length are expected to be approximately $8 to $10 million per year in incremental cost above those historically incurred under the Genesis program.

Cash flows associated with loans funded under the ASFG loan program, net of refunds, are recorded as a cash inflow from prepaid tuition within cash flows from operating activities in the amount of $98.5 million and $133.0 million for nine months ended March 31, 2014, and March 31, 2013, respectively.

Cash flows associated with the ASFG discount fee, net of refunds, are recorded as a cash outflow from prepaid expenses within cash flows from operating activities in the amount of $48.7 million and $68.7 for nine months ended March 31, 2014, and March 31, 2013, respectively.

Recourse payments to ASFG are recorded as a cash outflow from student notes receivable within cash flows from operating activities. Recourse payments to ASFG have been $43.6 million and $29.2 million for the nine months ended March 31, 2014 and 2013, respectively.

Net revenues recognized related to the ASFG program were $25 million and $80 million, net of discount expense, for the three and nine months ended March 31, 2014, respectively. Net revenues recognized related to the ASFG program were $24.6 million and $70.5 million, net of discount expense, for the three and nine months ended March 31, 2013, respectively. Cash flows related to the ASFG program have been a net inflow of $6.2 million and $31.9 million for the nine months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, none of our institutions were on probation or show cause, and twenty three of our colleges were on reporting status to their respective accrediting agencies. The required reports relate primarily to the completion, retention, and/or placement rates of the institutions’ students. In certain of these cases, the periodic supplemental reports are required only with respect to particular programs at an institution, and not to the institution’s overall completion or placement rates. We are working to improve these retention and placement rates in the identified programs at these schools.

Additionally, the Company received a letter dated March 31, 2014 from the Accrediting Commission of Career Schools and Colleges (“ACCSC” or the “Commission”), the institutional accrediting agency for forty of our campuses.  In that letter, ACCSC notes media reports about the Company, our disclosures regarding the CFPB investigation, the lawsuit by the CA AG, the multi-state Attorney General Investigation led by the Iowa Attorney General’s office, the January 2013 letter from ED regarding pending applications and request for information, and various other correspondence between the Company’s schools and ACCSC.  The letter notes that, following review of those matters, the Commission had voted to (i) place the Company’s system of schools on employment verification reporting, (ii) continue review of the materials and responses submitted by the Company, and (iii) not consider any substantive changes, changes of location, or additions of programs or campuses for any Company school accredited by ACCSC until further notice.  The Commission noted that the Company had provided extensive information with regard to these matters.  Upon review of these matters, the Commission determined that a third-party review of placement results of the Company’s ACCSC-accredited schools for the 2013 reporting year was warranted to provide the Company with an opportunity to demonstrate with supporting documentation that its schools are meeting their obligations to students and accurately reporting placement of students in accordance with ACCSC standards.  Based on this requirement, the Company has retained an independent third-party auditor to attempt to secure verification from the employer or graduate for at least 25% of the graduate placement data at each ACCSC-accredited Company school submitted in each school’s 2013 ACCSC annual report.  The Company and its schools will continue to cooperate with ACCSC’s review of the Company’s schools’ compliance with accreditation standards.

If any of our campuses were to lose their accreditation, the Company would continue to generate revenues from continuing students, but would consider teaching out these campuses as they would be significantly competitively disadvantaged compared to other schools where students are eligible to receive federal student financial aid. During any teach-out process, the Company’s revenue would decline more rapidly than operating expenses and the Company would expect to incur operating losses at those campuses. The Company could also expect to incur increased bad debt expense if students no longer had access to federal financial aid. Additionally, if the Company were to lose accreditation at one or more of its schools to which it has ascribed value for accreditation as part of purchase accounting, the Company would test the amounts it had allocated to such assets for impairment and would take an impairment charge, if necessary.

ED Actions — Rulemaking; Program Reviews; OPEID Merger of Institutions under a Provisional Program Participation Agreement; ED Review of Matters Related to Administrative Capability.

Under the HEA, students attending proprietary institutions are eligible to receive federal student financial aid under Title IV of the HEA only for educational programs that lead to “gainful employment in a recognized occupation.”  In the “program integrity” rulemaking from 2009 to 2011, ED promulgated quantitative standards regarding debt-to-income ratios and repayment rates that a program at a proprietary institution must meet in order for the students attending that program to participate in Title IV programs.  Those rules were scheduled to go into effect July 1, 2012.  However, the U.S. District Court for the District of Columbia issued a decision on June 30, 2012 in a case captioned Association of Private Sector Colleges and Universities v. Duncan (the “APSCU case”) that vacated the quantitative gainful employment requirements.

In September 2013, ED again convened a negotiated rulemaking committee to consider the topic of “gainful employment.” The committee held negotiated rulemaking sessions in September, November, and December 2013, but failed to reach consensus. In March 2014, ED issued a Notice of Proposed Rulemaking to establish measures for determining whether certain postsecondary educational programs prepare students for gainful employment in a recognized occupation, and the conditions under which these educational programs remain eligible to participate in Title IV programs.  ED is currently accepting comments from the public on that proposed rule.  If adopted, final rules would likely be effective on or after July 1, 2015.  Additional details are available at http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/gainfulemployment.html.  These new quantitative requirements are even more restrictive than the rules vacated by the District Court in the APSCU case.  If they go into effect as currently proposed, many of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds or may have restrictions placed upon program offerings as a result of not meeting the prescribed metrics. If our students cannot participate in Title IV programs to finance their education, it is likely we would have to discontinue offering those programs, and the loss of a significant number of programs would have a material adverse effect on our student population, business, financial condition, results of operations and cash flows.

Additionally, ED convened another rulemaking committee to focus on other topics, including cash management and state authorization. This committee held its first negotiated rulemaking sessions in early 2014. These negotiated rulemaking initiatives are expected to produce new regulations in a variety of areas. In March 2014, prior to the second negotiated rulemaking session, ED issued proposals for certain new regulations, including those for state authorization. The proposed regulations, if promulgated as drafted, would impose significant new regulatory burdens on distance education providers, including the Company. Any such regulations would likely be effective on or after July 1, 2015. Additional details are available at http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/programintegrity.html.

                From time to time certain of our institutions have been the subject of program reviews by ED. Program reviews begin with site visits at the relevant locations. ED then prepares a program review report and the institution has the opportunity to respond. After the institution responds, ED issues a final program review determination, which may be appealed. The Company currently has open program reviews at the following stages: (i) Everest College Phoenix (“ECP”) has received program review reports and provided written responses regarding the site visit ED conducted at ECP in 2008, but has not yet received a final determination for the 2008 program review; and (ii) ED has conducted site visits at the Company’s campuses in Largo, FL in August 2012, Pompano Beach, FL in September 2012, Renton, WA in September 2012, Salinas, CA in June 2013, Southfield, MI in June 2013, Stockton, CA in July 2013, Long Beach, CA in August 2013, Orlando (North) in August 2013 and Portland, OR in September 2013, but has not yet issued program review reports with respect to any of those site visits. The Company will continue to cooperate with ED in its ongoing reviews.

As previously reported, in April 2010 we received ED’s program review report related to the site visit for ECP which occurred in August 2008. The report maintains that ECP failed to make students aware of the total amounts of financial aid for which they were entitled, failed to accurately inform students of the program costs, and delayed disbursements of Title IV funds. The report also contains findings regarding inadequate documentation, verification and availability of records for ED review, and the failure to make certain disbursements. In the report, ED characterizes certain of these findings as misrepresentations by ECP to its students, as a breach of fiduciary duty and as evidencing an intentional evasion of the 90/10 requirements. We disagree with these characterizations and have provided written responses to the program review report in two submissions to ED in 2010. We will continue to cooperate with ED in its review.

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

In January 2014, the Company received a letter from ED regarding several matters.  First, ED approved a long-pending merger of several of the Company’s OPEIDs.  Accordingly, upon signature of the provisional program participation agreements on behalf of the new merged institution, the Company’s Everest University, Orlando (North), FL location will be considered the “main” for the merged institution, and the following campuses will be considered “additional locations” and will be included under the same OPEID: Melbourne, FL; Orlando (South), FL; Largo, FL; Lakeland, FL; Jacksonville, FL; Pompano Beach, FL; Merrionette Park, IL; Kansas City, MO; Tampa, FL; Brandon, FL; Orange Park, FL; Miami, FL; Miami (Kendall), FL (including the related online operations for all such campuses).  ED is requiring the Company to provide separate calculations of the 90/10 ratio for the predecessor OPEIDs for Tampa, FL and Miami (Kendall), FL (and all their respective former additional locations) for the fiscal year ending June 30, 2014.  If either predecessor OPEID fails the 90/10 requirements for two consecutive years, ED will revoke the approval of the applicable campuses as additional locations of the newly-merged OPEID.  The letter indicated that the program participation agreements for the merged institution is provisional.

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

ED also requested additional information from the Company about placement results and attendance and grade changes to be able to ascertain that the Company and its institutions have the requisite administrative capability to ensure compliance with Title IV requirements. The Company is cooperating with ED in this review.

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

Interest Rate Exposure. As of March 31, 2014, our only assets or liabilities subject to risks from interest rate changes are (i) debt under credit facilities in the aggregate amount of $87.9 million and capital lease obligations of $10.9 million, and (ii) student notes receivable, net, in the aggregate amount of $93.5 million. Our capital lease obligations and student notes receivable are all at fixed interest rates. We do not believe we are subject to material risks from reasonably possible near-term changes in market interest rates.

Foreign Currency Exposure. A portion of our operations consists of an investment in a foreign subsidiary whose functional currency is the Canadian dollar (CAD). Our investment in our foreign operations as of March 31, 2014 was a deficit of CAD $26.3 million which includes borrowings outstanding under the credit facility of CAD $3.2 million. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Certain regulatory authorities have initiated investigations into us and other companies in the for-profit education sector that could result in adverse actions, fines, penalties or other censure that may materially and adversely affect our business. This includes the civil complaints filed against us by the California Attorney General in October 2013 and the Massachusetts Attorney General in April 2013.

Since October 2010 the Company has been contacted by attorneys general offices in the states of Florida, Massachusetts, Oregon, New York, Wisconsin, Minnesota, California, Illinois Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Tennessee, Washington and Pennsylvania. Each of those states’ attorneys general office has requested from the Company, either through subpoenas, civil investigative demands, or informal requests, extensive document requests regarding our business. The Oregon Attorney General’s office initially closed its investigation after nearly a year-long inquiry without taking any enforcement action, but in January 2014 issued a new CID to the Company. In every state but Wisconsin, we understand the attorneys general are conducting broad inquiries into private sector education companies in their respective states, and not solely into the Company.

As disclosed above in Note 9—Commitments and Contingencies, the California Attorney General (“CA AG”) filed a civil complaint against the Company and various of its subsidiaries, alleging that the Company had run advertisements for programs it does not offer, used military seals without authorization, committed securities fraud by reporting a nationwide job placement rate that was allegedly false, and violated California’s consumer protection statutes by allegedly misrepresenting job placement results of its graduates.  The complaint seeks temporary and permanent injunctive relief, ancillary relief, restitution, civil penalties, disgorgement of profits and compensation, damages, costs and attorneys’ fees, including costs of the investigation, and such other relief as the court may order.  We intend to vigorously defend the Company against these allegations, but we cannot predict the ultimate resolution.  We expect to continue to incur significant legal costs and other expenses in connection with responding to this action, in addition to the other matters pending against us.  In addition to the legal costs and expenses incurred in defending the Company, if we are found liable for the alleged conduct and ordered to pay monetary fines, penalties, restitution or other relief, or if injunctive relief is imposed that restricts our business practices, such actions could have a material adverse impact on our business, financial condition, results of operations, cash flow and reputation.

In January 2014, we were notified by the Iowa Attorney General’s office that it is leading an investigation by thirteen states (Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Tennessee, Washington and Pennsylvania) into the Company’s business practices. The Company has received Civil Investigative Demands (“CIDs”) from most of those states that are substantially similar. The Iowa Attorney General’s office indicated that it will be the primary point of contact with the Company on behalf of all of the states involved in the investigation. The CIDs seek documents and answers to interrogatories related to the students recruited from the various states; organizational information; tuition, loan and scholarship information; lead generation activities; enrollment qualifications for students; complaints; accreditation; completion and placement statistics; graduate certification and licensing results; and student lending activities, among other matters. Three additional states attorney general have since joined the multistate investigation: Colorado, New Mexico and Hawaii, bringing the total number of states to sixteen. The Company is aware that several other companies in the for-profit education sector have received similar CIDs.

As disclosed above in Note 9—Commitments and Contingencies, in April 2014 the Massachusetts Attorney General filed a civil complaint against the Company and one of its subsidiaries alleging the Company had engaged in unfair recruiting practices, made misleading representations regarding a wide variety of matters about its schools, enrolled students who could not benefit from the education, created subsidized loan programs the Company should have known students would not be able to repay, made false or misleading representations about financial aid and debt collection practices, and engaged in other allegedly wrongful business practices under Massachusetts law. The Complaint seeks a permanent injunctive relief, restitution, civil penalties, costs and attorneys’ fees, and such other relief as the court may order. We intend to vigorously defend the Company against these allegations, but we cannot predict the ultimate resolution. We expect to continue to incur significant legal costs and other expenses in connection with responding to this action, in addition to the other matters pending against us.  In addition to the legal costs and expenses incurred in defending the Company, if we are found liable for the alleged conduct and ordered to pay monetary fines, penalties, restitution or other relief, or if injunctive relief is imposed that restricts our business practices, such actions could have a material adverse impact on our business, financial condition, results of operations, cash flow and reputation.

We are continuing to cooperate with the investigations disclosed in this Report on Form 10-Q (including those disclosed in Note 9—Commitments and Contingencies above), but we cannot predict their ultimate resolution. We are defending ourselves vigorously against the litigation that has been filed against us. We expect to continue to incur significant legal costs and other expenses in connection with defending the litigation and responding to investigations. We may be required to pay damages or settlement costs in excess of our insurance coverage, if any, related to these matters. Government investigations, including the pending investigations in which we are involved, and any related legal and administrative proceedings, may result in the institution of administrative, injunctive or other proceedings against us and/or our institutions, officers or employees, or the imposition of fines, penalties or suspensions, or other remedies and sanctions. Any such material costs and expenses or injunctive relief could have a material adverse effect on our financial condition and results of operations.

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

In a letter from ED in January 2014, ED recertified certain of our institutions on a provisional basis, denied certain pending new program approval applications, and indicated that all Company institutions must now request ED’s prior approval for establishing eligibility of any new locations and programs and wait for ED’s decision prior to disbursing any Title IV funds to students attending such new locations and programs.  ED indicated that it was taking these actions because of its conclusion that the Company had admitted to falsifying placement rates and/or grade and attendance records at various institutions and because of ongoing investigations.  The Company disputes ED’s characterization of the Company’s admission of wrongdoing.  On the contrary, the Company has identified only isolated instances in the past four years in which Company employees have violated Company policy by incorrectly reporting placement results or altering student attendance records.  The Company investigated those matters when it became aware of them, took disciplinary action against the employees involved, and reported the results to applicable regulatory authorities.  The Company believes that isolated deviations from policy by a small number of employees do not reflect on the Company as a whole.  ED also requested additional information from the Company about placement results and attendance and grade changes to be able to ascertain that the Company and its institutions have the requisite administrative capability to ensure compliance with Title IV requirements. The Company is cooperating with ED in this review.

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

During the second and third quarters of fiscal 2014, we were negotiating with ASFG to restructure our student lending arrangement.  However, we were unable to reach agreement on terms acceptable to both ASFG and us, and, in January 2014 ASFG ceased funding new loans for our students under that program.  We have solicited other prospective lenders through a request for proposal process and to date several companies have completed the request-for-proposal (“RFP”) process and are in the due diligence phase.  We expect to complete the RFP process by the and of June 2014.  Until we reach a new arrangement with a third-party lender, we have reinstituted our Company-financed Genesis loan program as described above.  While we are on the process of structuring a new lending arrangement with a third party, we expect cash flows from operating activities to be approximately $4 million to $8 million less per month than cash flows would have been under the ASFG lending arrangement.  If we are not able to structure a new lending arrangement with a third party, our students would lose an important source of funding for their education, and we would lose an important source of cash flows. Additionally, if we are unable to identify third-party lender for our students, the loss of this significant source of non-Title IV funding for our students would make it difficult for us to comply with the 90/10 Rule.  Failure to be able to comply with the 90/10 rule would materially negatively affect our business.

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

As previously reported, in April 2012 we were served with a Civil Investigative Demand (“CID”) from the U.S. Consumer Financial Protection Bureau (the “CFPB”). The CID, which was subsequently withdrawn by the CFPB and replaced with a substantially similar CID, contained extensive interrogatories and document production demands with the stated purpose to “determine whether a for-profit post-secondary company, student loan origination and servicing providers, or other unnamed persons have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.”  Although the Company objected to both CIDs by filing a petition with the CFPB, the Company voluntarily provided documents and other information to the CFPB and cooperated with the CFPB in its investigation.

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

Rulemaking by ED could materially adversely affect our business.

Under the HEA, proprietary schools are eligible to participate in Title IV Programs only if their educational programs lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department published final regulations on gainful employment. These rules require proprietary postsecondary institutions to provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate and median loan debt of program completers beginning July 1, 2011. These disclosures have increased our administrative burdens and costs. They have also resulted in increased investigations and litigation claims and expenses as regulatory authorities claim our disclosures are not accurate.

The gainful employment rules also purported to define certain quantitative debt-to-income and loan repayment standards to measure “preparation for gainful employment in a recognized occupation” for purposes of determining whether a program would be Title IV eligible. These requirements were scheduled to go into effect July 1, 2012, but were struck down by the U.S. District Court for the District of Columbia in the APSCU case.  In September 2013, ED again convened a negotiated rulemaking committee to consider the topic of “gainful employment.” The committee held negotiated rulemaking sessions in September, November, and December 2013, but failed to reach consensus. In March 2014, ED issued a Notice of Proposed Rulemaking to establish measures for determining whether certain postsecondary educational programs prepare students for gainful employment in a recognized occupation, and the conditions under which these educational programs remain eligible to participate in Title IV programs.  ED is currently accepting comments from the public on that proposed rule.  If adopted, final rules would likely be effective on or after July 1, 2015.  These new quantitative requirements are even more restrictive than the rules vacated by the District Court in the APSCU case.  If they go into effect as currently proposed, many of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon them as a result of not meeting the prescribed metrics. If our students cannot participate in Title IV programs to finance their education in some of our programs, it is likely we would have to discontinue offering those programs.  The loss of a significant number of programs would have a material adverse effect on our student population, business, financial condition, results of operations and cash flows.

Additionally, ED has convened a new negotiated rulemaking committee on cash management and state authorization, among other matters, that is expected to produce new regulations in a variety of areas. In March 2014, ED issued proposals for certain new regulations to be considered by the negotiating committee, including those for state authorization, that if promulgated as drafted would impose significant new regulatory burdens on distance education providers, including the Company. Any such regulations would likely be effective on or after July 1, 2015.

Our future financial condition and results of operations could be materially adversely affected if we are required to write down the carrying value of goodwill, other intangible assets and deferred tax asset.

Goodwill, other intangible assets and deferred tax assets are tested annually, or more frequently if circumstances indicate potential impairment. Goodwill and other intangible assets are tested, by comparing their fair value to the carrying amount at the reporting unit level as defined by the accounting guidance. We determined the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less that the carrying amount of its assets, we record an impairment charge in the consolidated statements of operations.

As an example, we maintain goodwill of $197.9 million related to our Heald reporting unit. During the third quarter of fiscal 2014, the results of our interim impairment test did not indicate impairment, but the fair value of our goodwill exceeded book value by only approximately 6.4%. If we are required to record a goodwill impairment charge related to Heald for our fiscal year ending June 30, 2014, and ED maintains its position regarding the effect of a goodwill impairment charge on the composite score, our composite score could be less than 1.0, in which case we could be required to satisfy the standards of financial responsibility on an alternative basis, including by posting an irrevocable letter of credit equal to at least 10 percent of our prior year’s Title IV receipts.

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

Furthermore, we believe that our evaluation of deferred tax assets and the need for a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income. These estimates are susceptible to change and are dependent on events that may or may not occur. Our assessment of the need for a valuation allowance is material to the assets reported on our consolidated balance sheets and changes in any of the assumptions utilized in this assessment could result in a reduction to our deferred tax assets on our consolidated balance sheet if we determine it is more likely than not that our remaining deferred tax asset balances would not be realizable. In third quarter of fiscal 2014, we recorded a valuation allowance in the amount of $76.5 million related to that portion of our deferred tax assets which we determined were not more likely than not to be realized. Future changes in circumstances that causes a change in judgment about the realizability of our remaining deferred tax asset could result in an increase or decrease to the valuation allowance recorded within the consolidated balance sheet as of March 31, 2014. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, we determine it is more likely than not the deferred tax assets will not be realized within a period of time, we record a valuation allowance.

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

On August 16, 2013, we received a letter from ED regarding its review of the Company’s composite score for the fiscal years ended June 30, 2011 and June 30, 2012 (the “ED Letter”). The ED Letter stated that ED had determined the Company’s composite scores for fiscal 2011 and fiscal 2012 were 0.9 and 1.5, respectively, and that the Company would not be required to post a letter of credit with respect to the composite score below 1.0 in fiscal 2011.  For our fiscal year ended June 30, 2013, our calculations show that, on a consolidated basis, we have a passing composite score of 1.5. ED has not yet concurred with our calculations of the composite score for the fiscal year ended June 30, 2013. We believe our calculations for the fiscal years ended June 30, 2012 and 2013, both of which are still open, are correct. As a result of the $76.5 million deferred tax asset valuation allowance we took in the quarter ended March 31, 2014, we expect our composite score for the fiscal year ending June 30, 2014 to be in the low end of the Zone.

If we are required to write down the carrying value of non-financial assets and non-financial liabilities, including long-lived assets, deferred tax assets, goodwill and intangible assets, such as our trade names, it could have a further negative impact on our composite score.  We maintain goodwill of $197.9 million related to our Heald reporting unit.  During the third quarter of fiscal 2014, the results of our interim impairment test did not indicate impairment, but the fair value of our goodwill exceeded book value by only approximately 6.4%.  If we are required to record a goodwill impairment charge related to Heald for our fiscal year ending June 30, 2014, and ED maintains its position regarding the effect of a goodwill impairment charge on the composite score, our composite score could be less than 1.0.

If ED were to conclude that we achieved a financial responsibility of less than 1.0 in any given year, or that we were in the Zone for three years in a row, we could be required to satisfy the standards of financial responsibility on an alternative basis, including by posting an irrevocable letter of credit equal to at least 10 percent of our prior year’s Title IV receipts. We cannot provide assurance that ED will agree with our calculations in any fiscal year, that we will achieve a score of at least 1.0 in fiscal 2014, or that our institutions will continue to satisfy the financial responsibility standards in the future.  If we were found by ED to have not satisfied the financial responsibility standards, or if we fail to satisfy such standards in the future, it could have a material adverse impact on our access to Title IV funds, our financial condition, cash flows and results of operations.

We expect to fail to meet certain covenants in our credit facility as of June 30, 2014, which will constitute events of default that would permit lenders to accelerate the maturity of our indebtedness.   If we cannot reach agreement with the lenders to waive the events of default or amend the credit facility, it would have a material adverse effect on our liquidity and access to financial resources.

As a result of the deferred tax valuation allowance of $76.5 million we recorded as of March 31, 2014 against U.S. domestic tax assets, we failed to meet the financial covenants in our credit facility related to fixed charge coverage and consolidated net worth.  The lenders waived the event of default caused by the failure to meet the fixed charge coverage ratio, and the Company and the lenders entered into a first amendment to the credit facility to permanently amend the definition of consolidated net worth to exclude non-cash charges related to the 76.5 million deferred tax asset valuation allowance.  However, the valuation allowance against tax assets will also cause us to fail the fixed charge coverage ratio for the quarter ending June 30, 2014.  Additionally, our credit facility also requires us to maintain a composite score of no less than 1.5 in any fiscal year, and, as a result of the deferred tax asset valuation allowance, we currently expect that our composite score for the fiscal year ending June 30, 2014 will be below 1.5.  We expect to seek a waiver or amendment of the credit facility from the lenders when those events of default occur. No assurances can be given that our lenders will provide a waiver of any event of default, and failure to receive a waiver or some other accommodation from the lenders could have a material adverse effect on the Company, its liquidity and access to financial resources.

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                  Defaults Upon Senior Securities

None

Item 4.                                  Mine Safety Disclosure

None

Item 5.                                  Other Information

As a result of the valuation allowance of $76.5 million recorded as of March 31, 2014 against U.S. domestic deferred tax assets (See Note 11—Income Taxes), the Company was not, as of March 31, 2014, in compliance with the fixed charge coverage and consolidated net worth covenants in the Credit Facility.  The lenders in the Credit Facility (the “Lenders”) have waived the event of default caused by the failure to meet the fixed charge coverage ratio (the “Waiver”), and the Company and the Lenders have entered into a First Amendment to the Credit Facility (the “First Amendment”) to amend the definition of consolidated net worth as described below.  Any failure of the Company to comply with the provisions of the Waiver or the Amendment will constitute an immediate event of default under the Credit Facility.

Under the First Amendment, the Company has agreed to, among other matters, (i) no longer request Eurodollar borrowings and amend and restate the definition of “Applicable Rate” such that the Applicable Rate for any Eurodollar Rate Committed Loan (as defined in the Credit Facility) increases to 5.00%, the Applicable Rate for any Base Rate Loan (as defined in the Credit Facility) increases to 4.00%, and the Applicable Rate for any Commitment Fee (as defined in the Credit Facility) becomes fixed at 0.40%; (ii) amend the definition of “Default Rate” to increase the additional margin on the default rate of interest from 2.0% to 6.0%; (iii) amend the definition of “Consolidated Net Worth” to provide an add back for all non-cash charges related to the deferred tax asset valuation allowances incurred during the fiscal quarter ended March 31, 2014, in an amount not to exceed $76.5 million; (iv) reduce the maximum outstanding Credit Extensions under the Credit Facility to $105 million as of July 18, 2014, then down to $93 million as of August 1, 2014 and then down to $90 million as of August 15, 2014, and the Company must repay loans or other obligations under the Credit Facility to the extent the aggregate amount of such obligations exceeds the foregoing limits as of the applicable period; (v) on or before June 27, 2014, raise cash proceeds of at least $15 million through the sale of student notes receivables; (vi) comply with additional reporting and information requirements; (vii) comply with additional cash management requirements; (viii) modify certain of the exceptions to the negative covenants in the Credit Facility, including the reduction of the aggregate dollar cap on Permitted Acquisitions (as defined in the Credit Facility) from $60 million to $15 million for acquisitions completed after the First Amendment; and (ix) reimburse the Administrative Agents for reasonable expenses incurred in monitoring the Company and its operations, including the retention of a financial advisor for the Lenders. The Company paid separate fees to the Lenders in connection with the Waiver and the First Amendment.

The foregoing description of the First Amendment to Credit Facility is qualified in its entirety by reference to the full text of the First Amendment filed as Exhibit 10.1 to this Report on Form 10-Q.

Item 6.   Exhibits

(a) Exhibits:

Exhibit 10.1

Amendment No. 1 to Credit Agreement, dated as of May 12, 2014, by and among the Company, Everest Colleges Canada, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Domestic Administrative Agent and Canadian Agent.

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

Exhibit 101

The following materials from Corinthian Colleges, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

CORINTHIAN COLLEGES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORINTHIAN COLLEGES, INC.

May 12, 2014	/s/ JACK D. MASSIMINO
Jack D. Massimino
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 12, 2014	/s/ ROBERT C. OWEN
Robert C. Owen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)